Form 10-Q
period 2010-09-30
TENET HEALTHCARE CORP
filed 2010-11-02
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of October 27, 2010, there were 485,533,728 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$398	$690
Investments in Reserve Yield Plus Fund	1	2
Investments in marketable securities	1	11
Accounts receivable, less allowance for doubtful accounts ($355 at September 30, 2010 and $369 at December 31, 2009)	1,129	1,158
Inventories of supplies, at cost	152	153
Income tax receivable	21	35
Current portion of deferred income taxes	307	108
Assets held for sale	20	29
Other current assets	415	286

Total current assets	2,444	2,472
Investments and other assets	176	182
Deferred income taxes, net of current portion	636	0
Property and equipment, at cost, less accumulated depreciation and amortization ($3,073 at September 30, 2010 and $2,970 at December 31, 2009)	4,239	4,313
Goodwill	637	607
Other intangible assets, at cost, less accumulated amortization ($298 at September 30, 2010 and $257 at December 31, 2009)	403	379

Total assets	$8,535	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2	$2
Accounts payable	601	739
Accrued compensation and benefits	385	370
Professional and general liability reserves	91	106
Accrued interest payable	110	127
Accrued legal settlement costs	8	76
Other current liabilities	499	363

Total current liabilities	1,696	1,783
Long-term debt, net of current portion	4,057	4,272
Professional and general liability reserves	425	466
Accrued legal settlement costs	22	19
Other long-term liabilities	571	568
Deferred income taxes	0	148

Total liabilities	6,771	7,256
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at September 30, 2010 and December 31, 2009	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 550,710,050 shares issued at September 30, 2010 and 538,610,856 shares issued at December 31, 2009	27	27
Additional paid-in capital	4,461	4,461
Accumulated other comprehensive loss	(30)	(32)
Accumulated deficit	(1,602)	(2,665)
Less common stock in treasury, at cost; 65,383,026 shares at September 30, 2010 and 57,475,602 shares at December 31, 2009	(1,479)	(1,479)

Total shareholders’ equity	1,711	646
Noncontrolling interests	53	51

Total equity	1,764	697

Total liabilities and equity	$8,535	$7,953

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues	$2,262	$2,262	$6,904	$6,753
Operating expenses:
Salaries, wages and benefits	977	954	2,933	2,868
Supplies	390	389	1,183	1,175
Provision for doubtful accounts	187	193	549	516
Other operating expenses, net	505	486	1,470	1,430
Depreciation and amortization	101	97	293	291
Impairment of long-lived assets and goodwill, and restructuring charges	3	7	1	13
Litigation and investigation costs	2	3	6	13

Operating income	97	133	469	447
Interest expense	(107)	(112)	(323)	(342)
Gain (loss) from early extinguishment of debt	(55)	(16)	(55)	97
Investment earnings (loss)	3	2	5	(1)
Net gain on sales of investments	0	0	0	15

Income (loss) from continuing operations, before income taxes	(62)	7	96	216
Income tax benefit (expense)	1,002	(3)	979	(12)

Income from continuing operations, before discontinued operations	940	4	1,075	204
Discontinued operations:
Loss from operations	(4)	(2)	(4)	(14)
Impairment of long-lived assets and goodwill, and restructuring charges, net	1	(1)	(1)	(16)
Net losses on sales of facilities	0	0	0	(2)
Income tax benefit (expense)	3	(2)	0	(4)

Loss from discontinued operations	0	(5)	(5)	(36)

Net income (loss)	940	(1)	1,070	168
Less: Preferred stock dividends	6	0	18	0
Less: Net income attributable to noncontrolling interests	2	2	7	8

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$932	$(3)	$1,045	$160

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$932	$2	$1,050	$197
Loss from discontinued operations, net of tax	0	(5)	(5)	(37)

Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$932	$(3)	$1,045	$160

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$1.92	$0.00	$2.17	$0.41
Discontinued operations	0.00	(0.01)	(0.01)	(0.08)

	$1.92	$(0.01)	$2.16	$0.33

Diluted
Continuing operations	$1.68	$0.00	$1.91	$0.40
Discontinued operations	0.00	(0.01)	(0.01)	(0.07)

	$1.68	$(0.01)	$1.90	$0.33

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	485,210	481,008	483,912	479,942
Diluted	559,850	498,084	560,200	489,688

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net income	$1,070	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293	291
Provision for doubtful accounts	549	516
Net gain on sales of investments	0	(15)
Deferred income tax expense (benefit)	(984)	17
Stock-based compensation expense	18	18
Impairment of long-lived assets and goodwill, and restructuring charges	1	13
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	3	(1)
Proceeds from interest rate swap agreement	0	18
Litigation and investigation costs	6	13
(Gain) loss from early extinguishment of debt	55	(97)
Pre-tax loss from discontinued operations	5	32
Other items, net	23	(2)
Changes in cash from operating assets and liabilities:
Accounts receivable	(537)	(498)
Inventories and other current assets	2	(25)
Income taxes	40	13
Accounts payable, accrued expenses and other current liabilities	(146)	(37)
Other long-term liabilities	(23)	(6)
Payments against reserves for restructuring charges and litigation costs	(76)	(165)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(2)	31

Net cash provided by operating activities	297	284
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(254)	(216)
Construction of new and replacement hospitals	(13)	(47)
Purchases of property and equipment — discontinued operations	(13)	(1)
Purchase of businesses or joint venture interest	(44)	0
Proceeds from sales of facilities and other assets — discontinued operations	19	221
Proceeds from sales of marketable securities, long-term investments and other assets	31	55
Proceeds from hospital authority bonds	0	49
Purchases of marketable securities	0	(17)
Distributions received from investments in Reserve Yield Plus Fund	1	11
Other items, net	2	0

Net cash provided by (used in) investing activities	(271)	55
Cash flows from financing activities:
Repayments of borrowings	(886)	(1,285)
Proceeds from borrowings	601	885
Deferred debt issuance costs	(15)	(47)
Proceeds from issuance of mandatory convertible preferred stock	0	334
Cash dividends on preferred stock	(18)	0
Distributions paid to noncontrolling interests	(6)	(5)
Other items, net	6	3

Net cash used in financing activities	(318)	(115)

Net increase (decrease) in cash and cash equivalents	(292)	224
Cash and cash equivalents at beginning of period	690	507

Cash and cash equivalents at end of period	$398	$731

Supplemental disclosures:
Interest paid, net of capitalized interest	$(313)	$(340)
Income tax refunds, net	$34	$15

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate general hospitals and related health care facilities. At September 30, 2010, our subsidiaries operated 49 general hospitals and a critical access hospital, with a combined total of 13,430 licensed beds, serving urban and rural communities in 11 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); physician practices; captive insurance companies; and other ancillary health care businesses (including outpatient surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulation; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $398 million and $690 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, our book overdrafts were approximately $167 million and $255 million, respectively, which were classified as accounts payable.

At September 30, 2010 and December 31, 2009, approximately $106 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30, 2010	December 31, 2009
Continuing operations:
Patient accounts receivable	$1,458	$1,466
Allowance for doubtful accounts	(338)	(341)
Estimated future recoveries from accounts assigned to collection agencies	33	35
Net cost report settlements payable and valuation allowances	(27)	(24)

	1,126	1,136
Discontinued operations:
Patient accounts receivable	18	44
Allowance for doubtful accounts	(17)	(28)
Estimated future recoveries from accounts assigned to collection agencies	2	3
Net cost report settlements receivable and valuation allowances	—	3

	3	22

Accounts receivable, net	$1,129	$1,158

As of September 30, 2010, our estimated collection rates on managed care accounts and self-pay accounts were approximately 98.3% and 29.1%, respectively, which included collections from point-of-service through collections by our collection agency subsidiary. The comparable managed care and self-pay collection rates as of December 31, 2009 were approximately 98.0% and 30.1%, respectively.

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

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2010 and 2009 were $97 million and $99 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $285 million and $272 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2010 and 2009 were $36 million and $30 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $90 million and $88 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues	$—	$25	$22	$179
Loss before income taxes	(3)	(3)	(5)	(32)

We recorded $1 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2010, consisting of a $3 million write-down of land to expected sales proceeds related to a previously divested hospital, partially offset by $1 million of impairment credits in discontinued operations relating to an increase in the estimated fair values of NorthShore’s long-lived assets, less estimated costs to sell, and $1 million for a reduction in reserves recorded in previous periods.

We recorded $16 million of net impairment and restructuring charges in discontinued operations during the nine months ended September 30, 2009, consisting of $5 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, $3 million for the write-down of goodwill related to NorthShore, and $8 million in employee severance, lease termination and other exit costs.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2010, we recorded $1 million of net impairment and restructuring charges. We recorded $3 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2009 and 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. This charge was partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the nine months ended September 30, 2009, we recorded net impairment and restructuring charges of $13 million, consisting of a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals as described above to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates, $4 million of employee severance and other related costs, and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

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

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2010 and 2009 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$—	$(3)	$—	$3
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	(1)	(1)	—	6

	$14	$(1)	$(4)	$—	$9

Nine Months Ended September 30, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$5	$(8)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	8	(13)	—	10

	$27	$13	$(21)	$(1)	$18

The above liability balances at September 30, 2010 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2010 are expected to be approximately $1 million in 2010 and $8 million thereafter.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	216	1,000
9 7/8%, due 2014	60	100
9 1/4%, due 2015	474	489
8%, due 2020	600	—
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	7	7
Unamortized note discounts	(203)	(227)

Total long-term debt	4,059	4,274
Less current portion	2	2

Long-term debt, net of current portion	$4,057	$4,272

Credit Agreement

At September 30, 2010, we had a five-year, $800 million senior secured revolving credit facility, which was scheduled to mature on November 16, 2011. There were no cash borrowings outstanding under the revolving credit facility at September 30, 2010, and we had approximately $185 million of letters of credit outstanding. Based on our eligible receivables, approximately $460 million was available for borrowing under the revolving credit facility at September 30, 2010.

On October 19, 2010, we entered into an amended and restated credit agreement that, among other things, extended the term of our existing senior secured revolving credit facility (“Amended Credit Agreement”). The Amended Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The Amended Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for letters of credit. The Amended Credit Agreement continues to be collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period at the rate of either (i) a base rate plus a margin of 2.00% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.75% to 2.25% or LIBOR plus a margin ranging from 2.75% to 3.25% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate of 0.50% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.625% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable.

Senior Notes

In August 2010, we sold $600 million aggregate principal amount of 8% senior notes due 2020. The notes will mature on August 1, 2020. We will pay interest on the 8% senior notes semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2011. The notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes, the obligations of our subsidiaries and any obligations under our Amended Credit Agreement to the extent of the collateral. For the benefit of the holders of the 8% senior notes, we have agreed to file on or prior to December 2, 2010 an exchange offer registration statement with the SEC pursuant to which we will offer to exchange the outstanding 8% senior notes for registered notes having substantially the same terms as the outstanding notes. If we fail to complete the exchange offer by August 2011, we will be required to pay a special interest payment (0.25% per annum to 1.0%) until the exchange offer is completed.

Also in August 2010, we repurchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for approximately $835 million, representing approximately $831 million in principal payments and approximately $4 million in accrued and unpaid interest through the dates of purchase. We repurchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 as described above and cash on hand. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $52 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million, representing approximately $43 million in principal payments and less than $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $3 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

In June 2010, we repurchased $2 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $4 million. In March 2010, we repurchased $6 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $6 million.

LIBOR Cap Agreement

The fair value of our LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets was less than $1 million at September 30, 2010. During the nine months ended September 30, 2010, approximately $3 million in losses from mark-to-market adjustments of the LIBOR cap agreement were included as interest expense in the accompanying Condensed Consolidated Statements of Operations. See Note 14 for the disclosure of the fair value of the LIBOR cap agreement.

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

At September 30, 2010, the maximum potential amount of future payments under our income and revenue collection guarantees was $90 million. We had a liability of $77 million recorded for the fair value of these guarantees included in other current liabilities at September 30, 2010.

At September 30, 2010, we also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees was $10 million. We had a liability of $5 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $4 million was included in other long-term liabilities, at September 30, 2010.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2010, there were approximately 25 million shares of common stock available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for both the nine months ended September 30, 2010 and 2009 includes $18 million of pre-tax compensation costs related to our stock-based compensation arrangements ($11 million after-tax).

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2009	48,317,255	$10.58
Granted	964,008	5.03
Exercised	(1,823,678)	1.21
Forfeited/Expired	(1,801,106)	15.19

Outstanding as of September 30, 2010	45,656,479	$10.66	$69	5.6 years

Vested and expected to vest at September 30, 2010	44,851,612	$10.83	$66	5.6 years

Exercisable as of September 30, 2010	29,578,487	$15.55	$19	4.1 years

There were 1,823,678 stock options exercised during the nine months ended September 30, 2010 with an $8 million aggregate intrinsic value, and no stock options exercised during the same period in 2009.

In the nine months ended September 30, 2010, we granted an aggregate of 964,008 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder are subject to performance-based vesting. If all conditions are met, the performance-based stock options will vest and be settled ratably over a three-year period from the date of the grant.

As of September 30, 2010, there were $9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2010 was $2.89 per share for our top 11 employees. We did not grant stock options to any other employees in the nine months ended September 30, 2010. The weighted average estimated fair values of stock options we granted in the nine months ended September 30, 2009 was $0.67 per share. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	Top Eleven Employees	Top Eleven Employees	All Other Employees
Expected volatility	53%	57%-61%	57%-61%
Expected dividend yield	0%	0%	0%
Expected life	7 years	7 years	5 years
Expected forfeiture rate	3.29%	4%	20%
Risk-free interest rate	2%	3.02%-3.43%	2.34%-2.81%
Early exercise threshold	75% gain	75% gain	50% gain
Early exercise rate	20% per year	20% per year	45% per year

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

The following table summarizes information about our outstanding stock options at September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	19,020,328	8.4 years	$1.14	5,232,016	$1.14
$1.15 to $10.639	11,273,388	6.3 years	7.25	8,983,708	7.89
$10.64 to $13.959	2,891,801	3.4 years	12.11	2,891,801	12.11
$13.96 to $17.589	3,611,661	2.3 years	17.09	3,611,661	17.09
$17.59 to $28.759	2,605,096	0.6 years	27.33	2,605,096	27.33
$28.76 and over	6,254,205	0.9 years	34.41	6,254,205	34.41

	45,656,479	5.6 years	$10.66	29,578,487	$15.55

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2009	4,806,441	$5.82
Granted	5,139,299	5.03
Vested	(2,487,187)	5.75
Forfeited	(1,027,513)	6.38

Unvested as of September 30, 2010	6,431,040	$5.13

In the nine months ended September 30, 2010, we granted 4,081,030 restricted stock units subject to time-vesting. In addition, we granted 832,030 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the nine months ended September 30, 2010, we also granted 226,239 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock. The fair value of the restricted stock units granted to directors will be adjusted based on our share price at the end of each calendar quarter. Annual grants of restricted stock units to our directors settle on the earlier of the third anniversary of the date of the grant or termination of board service, unless settlement has been deferred by the director. Initial grants of restricted stock units to newly appointed directors are settled only upon termination of board service.

As of September 30, 2010, there were $21 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

NOTE 8. EQUITY

We accrued dividends on our 7% mandatory convertible preferred stock for the period September 25, 2009 through December 31, 2009 of approximately $6 million, or $18.67 per share, and paid the dividends in January 2010. We accrued approximately $6 million, or $17.50 per share, for dividends on the mandatory convertible preferred stock in the three months ended March 31, 2010, June 30, 2010 and September 30, 2010, and paid the dividends in April 2010, July 2010, and October 2010, respectively.

The following table shows the changes in consolidated equity during the nine months ended September 30, 2010 and 2009 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	—	—	—	—	—	—	1,063	—	7	1,070
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	2	—	—	—	2
Preferred stock dividends	—	—	—	—	(18)	—	—	—	—	(18)
Stock-based compensation expense and issuance of common stock	—	—	4,192	—	18	—	—	—	—	18

Balances at September 30, 2010	345,000	$334	485,327	$27	$4,461	$(30)	$(1,602)	$(1,479)	$53	$1,764

Balances at December 31, 2008	—	$—	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	—	—	—	—	—	—	160	—	8	168
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	—	10	—	—	—	10
Issuance of mandatory convertible preferred stock	345,000	334	—	—	—	—	—	—	—	334
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense and issuance of common stock	—	—	3,927	—	19	—	—	—	—	19

Balances at September 30, 2009	345,000	$334	481,100	$26	$4,464	$(27)	$(2,692)	$(1,479)	$47	$673

NOTE 9. OTHER COMPREHENSIVE INCOME

The table below shows each component of other comprehensive income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$940	$(1)	$1,070	$168
Other comprehensive income
Unrealized gains on securities available for sale	—	1	1	3
Reclassification adjustments for realized losses included in net income	1	—	1	7

Other comprehensive income before income taxes	1	1	2	10
Income tax benefit related to items of other comprehensive income	—	3	—	—

Total other comprehensive income, net of tax	1	4	2	10

Comprehensive income	941	3	1,072	178
Less: Preferred stock dividends	6	—	18	—
Less: Comprehensive income attributable to noncontrolling interests	2	2	7	8

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$933	$1	$1,047	$170

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

Professional and General Liability Insurance

At September 30, 2010 and December 31, 2009, the aggregate current and long-term professional and general liability reserves on our Condensed Consolidated Balance Sheets were approximately $516 million and $572 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.91% and 2.69% at September 30, 2010 and December 31, 2009, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $28 million and $27 million for the three months ended September 30, 2010 and 2009, respectively, and $64 million and $75 million for the nine months ended September 30, 2010 and 2009, respectively.

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

1.	Governmental Reviews—Certain of our hospitals are parties to the following regulatory reviews. Our analysis of the likelihood and amount of liability in several of these matters is still ongoing, and we are unable to predict the timing and outcome of these reviews at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $27 million as of September 30, 2010.

•

Self-Disclosure – Inpatient Rehabilitation Facilities Review. Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton Medical Center before it determines if its review should extend to our other inpatient rehabilitation units. That examination was completed and presented to the government in March 2010. We are continuing to work with the DOJ and the OIG regarding their review.

•

Kyphoplasty Review. The DOJ, through the U.S. Attorney’s Office in the Western District of New York, and the OIG have contacted a number of hospitals, including several of our hospitals, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The DOJ and the OIG requested the information in connection with their review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis. We have provided, or are in the process of providing, the requested information on a voluntary basis.

•

Florida Medical Center Partial Hospitalization Program. In February 2009, the fiscal intermediary for our Florida Medical Center began a probe review of the group billing practices of that facility’s partial hospitalization program, a psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis. We also examined the records reviewed by the fiscal intermediary and independently determined that patients had multiple outpatient admissions with lengths of stay longer than expected for this program. As a result of our review of this matter, we closed the program and, pursuant to our CIA, notified the OIG about our findings in June 2009.

•

Review of ICD Implantation Procedures. In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the present. We believe the government is seeking this information in order to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. In September 2010, the DOJ notified us that it also intends to review records and documents from a number of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well. We are cooperating fully with the government; to date, the DOJ has not asserted any claim against our hospitals.

2.	Pending Wage and Hour Actions—We are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation and Tien, et al. v. Tenet Healthcare Corporation. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were ultimately denied in November 2008; however, the plaintiffs are currently appealing that ruling. We are also subject from time to time to regulatory proceedings and private litigation concerning the application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

3.	Class Action Lawsuits Resulting from Hurricane Katrina—We are presently defending three lawsuits filed in late 2005 by and on behalf of patients, their family members and others who were present and allegedly injured at two of our former New Orleans area hospitals – Memorial Medical Center and Lindy Boggs Medical Center – during Hurricane Katrina and its aftermath. The plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have a properly configured emergency generator system, among other allegations of general negligence. The plaintiffs are seeking damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. Class certification has been granted in two of the suits. The class includes all persons at Memorial Medical Center between August 29 and September 2, 2005, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at Memorial, excluding employees, during that time. The Civil District Court for the Parish of Orleans will administer the class proceedings; a trial of “bellwether plaintiff” claims (which is a set of plaintiffs’ claims deemed representative of claims by all class members) is scheduled for March 2011. The class certification hearing in the remaining case, which was also filed in the Civil District Court for the Parish of Orleans, has been postponed and not rescheduled at the request of the plaintiffs’ attorneys. We are unable to predict the ultimate resolution of these lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

4.	Ordinary Course Matters—In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2010 and 2009:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2010
Continuing operations	$95	$6	$(72)	$1	$30
Discontinued operations	—	—	—	—	—

	$95	$6	$(72)	$1	$30

Nine Months Ended September 30, 2009
Continuing operations	$240	$13	$(157)	$—	$96
Discontinued operations	—	—	—	—	—

	$240	$13	$(157)	$—	$96

For the nine months ended September 30, 2010 and 2009, we recorded net costs of $6 million and $13 million, respectively, in connection with significant legal proceedings and investigations. “Other” activity includes the transfer of a previously recorded reserve to the litigation reserve.

NOTE 12. INCOME TAXES

The provision for income taxes in the nine months ended September 30, 2010 includes an income tax benefit of $1.034 billion in continuing operations related to a decrease in the valuation allowance for our deferred tax assets and other tax adjustments. The net decrease in the valuation allowance during the nine months ended September 30, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against current year and future years’ taxable income. During the three months ended September 30, 2010, after considering all available evidence, both positive (including cumulative profits, carryforward periods for utilization of federal net operating loss carryovers and other factors) and negative (including cumulative losses in past years and other factors), we concluded that the valuation allowance against our deferred tax assets should be reduced by approximately $987 million. The remaining $87 million balance in the valuation allowance as of September 30, 2010 is primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized. Based on the improvement of our operating results in 2009 and 2010 and our assessment of projected future results of operations, we determined that realization of the deferred income tax benefit was more likely than not. As a result, our judgment about the need for this valuation allowance has changed and the reduction in the valuation allowance has been recorded as a benefit in the provision for income taxes from continuing operations.

During the nine months ended September 30, 2010, we increased our estimated liabilities for uncertain tax positions by $13 million, related to continuing operations, primarily as a result of audit settlements. The total amount of unrecognized tax benefits as of September 30, 2010 was $45 million ($33 million related to continuing operations and $12 million related to discontinued operations), of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) ($22 million related to continuing operations and $12 million related to discontinued operations).

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our Condensed Consolidated Statements of Operations. Approximately $3.8 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.3 million of expense related to continuing operations and $3.5 million of expense related to discontinued operations) are included in our Condensed Consolidated Statement of Operations in the nine months ended September 30, 2010. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2010 were $59 million ($24 million related to continuing operations and $35 million related to discontinued operations).

The audit of our tax returns for the years ended December 31, 2006 and December 31, 2007 has been completed by the Internal Revenue Service (“IRS”). These returns include deductions for amounts paid in connection with our 2006 civil settlement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we received tax refunds of approximately $200 million as of December 31, 2009. Upon completion of the audit, we reached a settlement with the IRS, which was approved by the Congressional Joint Committee on Taxation subsequent to September 30, 2010, in which we agreed to repay approximately $12 million of the refunds previously received plus approximately $2 million of interest.

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

As of September 30, 2010, approximately $17 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and nine months ended September 30, 2010 and 2009. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended September 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$932	485,210	$1.92
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	74,640	(0.24)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$938	559,850	$1.68

Three Months Ended September 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$2	481,008	$—
Effect of dilutive stock options and restricted stock units	—	17,076	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$2	498,084	$—

Nine Months Ended September 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,050	483,912	$2.17
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	18	76,288	(0.26)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,068	560,200	$1.91

Nine Months Ended September 30, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$197	479,942	$0.41
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	—	9,746	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$197	489,688	$0.40

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and nine months ended September 30, 2010 were 26,260 and 22,243 shares, respectively, and for the three and nine months ended September 30, 2009 were 27,376 and 27,582 shares, respectively. For the three months ended September 30, 2009, the inclusion of the 3,189 shares of common stock (in thousands) issuable under the conversion feature of our mandatory convertible preferred stock would be anti-dilutive; therefore, those shares were excluded from the computation of diluted shares.

NOTE 14. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our LIBOR cap agreement. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	1	—	1	—
Marketable securities—noncurrent	28	5	22	1

	$30	$6	$23	$1

Derivative Contract (see Note 5):
LIBOR cap agreement asset	$—	$—	$—	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$11	$11	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities—noncurrent	30	7	22	1

	$43	$18	$24	$1

Derivative Contract:
LIBOR cap agreement asset	$3	$—	$3	$—

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2009	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at September 30, 2010	$1

Fair value recorded at December 31, 2008	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at September 30, 2009	$1

At September 30, 2010, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the nine months ended September 30, 2010 or 2009.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are now required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$24	$—	$24	$—

As described in Note 4, we recorded a $3 million impairment charge in continuing operations in the nine months ended September 30, 2010 for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

The fair value of our long-term debt is based on quoted market prices. At September 30, 2010 and December 31, 2009, the estimated fair value of our long-term debt was approximately 105.6% and 103.2%, respectively, of the par value of the debt.

NOTE 15. ACQUISITIONS

During the three months ended September 30, 2010, we acquired various diagnostic imaging centers located in California, Florida, South Carolina and Tennessee. We are required to allocate the purchase price of these facilities to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The aggregate purchase price of these acquisitions was $42 million, which we funded with cash on hand. Approximately $1 million and $3 million in acquisition costs related to prospective and closed acquisitions were expensed during the three and nine months ended September 30, 2010, respectively. We are in process of finalizing the valuations of the property and equipment acquired; therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

Property and equipment	$14
Goodwill	28

Net cash paid	$42

Substantially all of the facilities will be operated as off-campus departments of one of our neighboring hospitals and are subject to regulatory requirements specific to off-campus hospital operations. The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement.

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

The following summarizes noteworthy recently issued accounting standards:

•

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flows.

•

In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flows.

NOTE 17. SUBSEQUENT EVENTS

Sale of Medical Office Buildings

In October 2010, we sold nine medical office buildings in Florida for aggregate cash proceeds of $46 million. In connection with the sale, we expect to recognize an impairment charge of approximately $3 million in the three months ending December 31, 2010.

California Provider Fee

On October 7, 2010, the Centers for Medicare and Medicaid Services (“CMS”) approved the fee-for-service portion of California’s program to impose a provider fee on hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals in the state. CMS has not yet approved the managed care portion of the program. This program proposes to provide supplemental Medi-Cal payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. Subsequent to September 30, 2010, we made two installment payments under this program totaling approximately $64 million, and we have received one installment payment from Medi-Cal of approximately $33 million to date. We received invoices for our payments to be made under the program from the California Department of Health Care Services as of September 30, 2010; accordingly, we recorded the $134 million liability for our required payments as of September 30, 2010, which is classified as other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010, and recorded a corresponding associated amount in other current assets in that Condensed Consolidated Balance Sheet. If CMS approves the managed care portion of the program before the end of this year, we would recognize all of the $64 million of net revenues in the three months ending December 31, 2010.

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

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

California Provider Fee—On October 7, 2010, the Centers for Medicare and Medicaid Services (“CMS”) approved the fee-for-service portion of California’s program to impose a provider fee on hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals in the state. CMS has not yet approved the managed care portion of the program. The program proposes to provide supplemental Medi-Cal payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association, we estimate that revenues, net of provider fees and other expenses, for our California hospitals could increase by approximately $64 million for the full 21-month period of the plan. If fully approved by CMS before the end of this year, we would recognize all of the $64 million of net revenues in the three months ending December 31, 2010.

Sale of Medical Office Buildings—In October 2010, we sold nine medical office buildings in Florida for aggregate cash proceeds of $46 million.

Acquisition of Diagnostic Imaging Centers—In the three months ended September 30, 2010, we acquired various diagnostic imaging centers located in California, Florida, South Carolina and Tennessee for an aggregate purchase price of $42 million, which we funded with cash on hand.

STRATEGY AND TRENDS

We are committed to providing the communities we serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the following strategies and managing the following trends:

Core Business Strategy—At September 30, 2010, our subsidiaries operated 49 general hospitals and a critical access hospital, with a combined total of 13,430 licensed beds, serving urban and rural communities in 11 states. Our core business is focused on providing acute care services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency medical treatment. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to be competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Commitment to Quality—Through our Commitment to Quality initiative, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care. As a result of these efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. In our continuing efforts to improve our clinical outcomes and drive down our costs of care, we launched our Medicare Performance Initiative in 2009. This initiative is intended to reduce costs and increase profitability through the dissemination of best practices based on evidence-based medicine. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. Leveraging off of these initiatives, we expect to benefit over time from provisions in the new federal health care reform legislation that tie payment to quality measures, establish a value-based purchasing system and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions.

Development Strategies—We intend to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the nine months ended September 30, 2010, we derived approximately 31% of our revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. In the three months ended September 30, 2010, we acquired various diagnostic imaging centers located in California, Florida, South Carolina and Tennessee. We also intend to focus on acquiring hospitals and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisition, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Impact of Health Care Reform Legislation—We anticipate that we will benefit over time from the provisions of the new federal health care reform legislation that will extend insurance coverage through Medicaid or private insurance to a broader segment of the population. Although we are unable to predict the precise impact of the health care reform legislation on our future results of operations, and while there will be some reductions in reimbursement rates, which began in 2010, we anticipate, based on the current timetable for implementing this legislation, that we could begin to receive reimbursement for caring for uninsured and underinsured patients as early as 2014. We believe that we are well-positioned relative to other health care companies to benefit from extended insurance coverage given the concentration of our operations in California, Florida and Texas, which states historically have higher percentages of uninsured and underinsured patients compared to the national average.

Capturing HIT Incentive Payments and Other Benefits—Based on our current timeframe for achieving compliance with the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”), we expect that the operating costs we currently are incurring to invest in HIT systems will be offset beginning in 2012 as we begin to receive Medicare and Medicaid hospital incentive payments provided under ARRA. We believe that the operational benefits of HIT will contribute to our long-term ability to grow our business.

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

General Economic Conditions—We believe that the economic downturn continues to have a negative impact on our bad debt expense levels and patient volumes, reflecting the impact of current high unemployment rates and other depressed economic conditions. However, as the economy recovers, we expect to experience an improvement in our patient volumes and bad debt expense levels relative to current levels.

Expanding Our Revenue Cycle Management Business—We intend to continue expanding our revenue cycle management business under our Conifer Health Solutions (“Conifer”) subsidiary. Conifer currently provides revenue cycle services to approximately 30 non-Tenet hospitals. We believe this business has the potential over time to generate higher margins and improve our results of operations.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including decreased volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We have provided in the table below information relating to volumes, revenues and expenses for the three months ended September 30, 2010 and 2009 for all of our continuing operations hospitals.

	Three Months Ended September 30,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Commercial managed care admissions	30,668	33,552	(8.6)%
Governmental managed care admissions	29,249	30,039	(2.6)%
Medicare admissions	36,345	37,527	(3.1)%
Medicaid admissions	16,851	16,809	0.2%
Uninsured admissions	5,883	6,251	(5.9)%
Charity care admissions	3,090	2,663	16.0%
Other admissions	3,559	3,417	4.2%
Total admissions	125,645	130,258	(3.5)%
Paying admissions (excludes charity and uninsured)	116,672	121,344	(3.9)%
Total government program admissions	82,445	84,375	(2.3)%
Charity admissions and uninsured admissions	8,973	8,914	0.7%
Admissions through emergency department	72,914	74,025	(1.5)%
Commercial managed care admissions as a percentage of total admissions	24.4%	25.8%	(1.4	)%(1)
Emergency department admissions as a percentage of total admissions	58.0%	56.8%	1.2	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.8%	(0.1	)%(1)
Charity admissions as a percentage of total admissions	2.5%	2.0%	0.5	%(1)
Surgeries – inpatient	37,916	39,316	(3.6)%
Surgeries – outpatient	53,148	53,121	0.1%
Total surgeries	91,064	92,437	(1.5)%
Patient days – total	596,810	622,427	(4.1)%
Adjusted patient days(2)	913,049	935,375	(2.4)%
Patient days – commercial managed care	120,328	133,160	(9.6)%
Average length of stay (days)	4.7	4.8	(0.1	)(1)
Adjusted patient admissions(2)	193,670	197,164	(1.8)%

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions declined by 4,613, or 3.5%, in the three months ended September 30, 2010 as compared to the same period in 2009. All of our regions and our Philadelphia market reported admissions declines in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Commercial managed care admissions declined by 8.6% in the three months ended September 30, 2010 as compared to the same period in 2009. Surgeries declined by 1.5% in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. While our emergency department admissions as a percentage of total admissions increased 1.2% in the three months ended September 30, 2010 compared to the same period in the prior year, we believe the current economic conditions have had an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the overall decline in our total admissions. Uninsured and charity admissions increased by 0.7% in the three months ended September 30, 2010 as compared to the same period in 2009.

	Three Months Ended September 30,
Outpatient Visits	2010	2009	Increase (Decrease)
Commercial managed care visits	332,625	355,007	(6.3)%
Governmental managed care visits	195,328	190,849	2.3%
Medicare visits	208,767	213,148	(2.1)%
Medicaid visits	77,070	77,055	—%
Uninsured visits	96,448	99,118	(2.7)%
Charity care visits	7,932	7,115	11.5%
Other visits	58,140	53,676	8.3%
Total visits	976,310	995,968	(2.0)%
Paying visits (excludes charity and uninsured)	871,930	889,735	(2.0)%
Total government program visits	481,165	481,052	—%
Surgery visits	53,148	53,121	0.1%
Emergency department visits	359,658	366,025	(1.7)%
Charity visits and uninsured visits	104,380	106,233	(1.7)%
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.7%	—	%(1)
Paying visits as a percentage of total visits	89.3%	89.3%	—	%(1)
Commercial visits as a percentage of total visits	34.1%	35.6%	(1.5	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

We had a decline of 19,658 total outpatient visits, or 2.0%, in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our Central region and our Philadelphia market reported increased outpatient visits, while our other regions reported declines in outpatient visits in the three months ended September 30, 2010.

Outpatient surgery visits increased by 0.1% in the three months ended September 30, 2010 as compared to the same period in 2009. Charity and uninsured outpatient visits decreased by 1.7% in the three months ended September 30, 2010 compared to the same period in 2009.

	Three Months Ended September 30,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$2,262	$2,262	—%
Net patient revenues from commercial managed care	$904	$896	0.9%
Revenues from the uninsured	$163	$169	(3.6)%
Net inpatient revenues(1)	$1,430	$1,466	(2.5)%
Net outpatient revenues(1)	$734	$709	3.5%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $63 million and $71 for the three months ended September 30, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of $100 million and $98 million for the three months ended September 30, 2010 and 2009, respectively.

Net operating revenues were flat for the three months ended September 30, 2010 as compared to the same period in 2009. Favorable prior-year cost report adjustments contributed approximately $2 million to net operating revenues in the three months ended September 30, 2010 as compared to a contribution of $11 million in the three months ended September 30, 2009. Net operating revenues in the three months ended September 30, 2009 included the recognition by our Philadelphia hospitals of $6 million of revenues related to 2008 that were approved for distribution to us in the three months ended September 30, 2009 by a Philadelphia health maintenance organization in which we hold a minority ownership interest.

Primarily as a result of commercial managed care pricing improvement, including a 2.4% increase in our inpatient acuity and a favorable shift in payer mix, commercial managed care revenues increased by 0.9% despite the 8.6% decline in commercial managed care admissions and the decline of 6.3% in commercial managed care outpatient visits in the three months ended September 30, 2010 as compared to the same period in 2009.

	Three Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,381	$11,255	1.1%
Net inpatient revenue per patient day	$2,396	$2,355	1.7%
Net outpatient revenue per visit	$752	$712	5.6%
Net patient revenue per adjusted patient admission(1)	$11,174	$11,031	1.3%
Net patient revenue per adjusted patient day(1)	$2,370	$2,325	1.9%
Managed care: net inpatient revenue per admission	$12,794	$12,089	5.8%
Managed care: net outpatient revenue per visit	$883	$823	7.3%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our commercial managed care contracts and the provision of higher acuity services in the three months ended September 30, 2010 compared to the same period in 2009. The growth in net inpatient revenue per admission of 1.1% was adversely impacted by a shift in payer mix, including a decline in commercial managed care admissions as a percentage of total admissions to 24.4% in the three months ended September 30, 2010 as compared to 25.8% in the three months ended September 30, 2009. The growth in net outpatient revenue per visit of 5.6% was also adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the three months ended September 30, 2010 as compared to 35.6% in the same period in 2009.

	Three Months Ended September 30,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$977	$954	2.4%
Supplies	390	389	0.3%
Other operating expenses	505	486	3.9%

Total	$1,872	$1,829	2.4%
Rent/lease expense(1)	$35	$34	2.9%
Salaries, wages and benefits per adjusted patient day(2)	$1,070	$1,020	4.9%
Supplies per adjusted patient day(2)	427	416	2.6%
Other operating expenses per adjusted patient day(2)	553	519	6.6%

Total per adjusted patient day	$2,050	$1,955	4.9%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies, and other operating expenses, increased by 4.9% on a per adjusted patient day basis in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Our cost metrics reflect merit increases in the fourth quarter of last year and increases in other selected operating expenses as discussed below when compared to the three months ended September 30, 2009.

Salaries, wages and benefits per adjusted patient day increased by 4.9% in the three months ended September 30, 2010 as compared to the same period in 2009. This increase is primarily due to annual merit increases for our employees, higher health benefits costs, increased severance costs, the effect of lower volumes on operating leverage and an increase in the number of employed physicians, partially offset by decreased accruals for annual incentive compensation. We recorded $3 million of additional workers’ compensation expense in the three months ended September 30, 2010 due to an 84 basis point decline in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities. We recorded a $3 million favorable pension expense adjustment in the three months ended September 30, 2009 related to the termination of a fully funded and frozen retirement plan of a previously acquired company.

Supplies expense per adjusted patient day increased by 2.6% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day increased by 6.6% in the three months ended September 30, 2010 as compared to the same period in 2009. The increase is primarily due to the effect of lower volumes on operating leverage, increases in the costs of repairs, maintenance and technology service contracts, increased physician relocation costs, increased physician and medical fees, a reduction in information systems and business office costs allocable to discontinued operations, increased costs of contracted services, increased property taxes and increased hospital provider taxes, which were substantially offset by additional disproportionate share hospital payments recognized in revenues. These expenses also included $28 million of malpractice expense in the three months ended September 30, 2010 compared to $27 million in the three months ended September 30, 2009. The increase in malpractice expense is primarily attributable to an 84 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, which resulted in $11 million of additional malpractice expense in the three months ended September 30, 2010, partially offset by a 1% decrease in the number of expected claims.

	Three Months Ended September 30,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$187	$193	(3.1)%
Provision for doubtful accounts as a percentage of net operating revenues	8.3%	8.5%	(0.2	)%(1)
Collection rate on self-pay accounts(2)	29.1%	30.3%	(1.2	)%(1)
Collection rate from managed care payers	98.3%	97.8%	0.5	%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts decreased by $6 million, or 3.1%, in the three months ended September 30, 2010 as compared to the same period in 2009. The decrease in provision for doubtful accounts primarily related to a $9 million favorable adjustment for Medicare bad debts that we will claim on our Medicare cost reports, improved managed care accounts receivable balances by aging category and a $6 million decrease in uninsured revenues due to a decline in uninsured patient volume levels, partially offset by a 120 basis point decline in our collection rate on self-pay accounts and higher pricing.

Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.1% in the three months ended September 30, 2010 from 30.3% in the three months ended September 30, 2009.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $97 million and $99 million in the three months ended September 30, 2010 and 2009, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and nine months ended September 30, 2010 and 2009 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(3)	$(7)	$(1)	$(13)
Litigation and investigation costs	(2)	(3)	(6)	(13)
Gain (loss) from early extinguishment of debt	(55)	(16)	(55)	97
Gain on sales of investments	—	—	—	15

Pre-tax impact	$(60)	$(26)	$(62)	$86
Deferred tax asset valuation allowance and other tax adjustments	$981	$3	$1,020	$77
Total after-tax impact	$946	$(13)	$984	$132
Diluted per-share impact of above items	$1.69	$(0.03)	$1.76	$0.27
Diluted earnings per share, including above items	$1.68	$—	$1.91	$0.40

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $398 million at September 30, 2010, a decrease of $313 million from $711 million at June 30, 2010.

Significant cash flow items in the three months ended September 30, 2010 included:

•	Net proceeds of $585 million from the offering and sale of $600 million aggregate principal amount of our new 8% senior notes due 2020;

•

Repurchases of approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 for approximately $829 million, representing approximately $825 million in principal payments and approximately $4 million in accrued and unpaid interest through the date of purchase, with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 and cash on hand;

•

Repurchases of $40 million aggregate principal amount of our 9 7/8% senior notes due 2014 and $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $49 million;

•	$42 million net cash paid to acquire various diagnostic imaging centers located in California, Florida, South Carolina and Tennessee;

•	Interest payments of $112 million;

•	Capital expenditures of $120 million;

•	$24 million final principal payment classified as operating cash outflows from continuing operations related to our 2006 civil settlement with the federal government; and

•	Preferred stock dividend payments of $6 million.

Net cash provided by operating activities was $297 million in the nine months ended September 30, 2010 compared to $284 million in the nine months ended September 30, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $5 million, excluding net gain on sales of investments, investment earnings (loss), (gain) loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009;

•

Lower interest payments of $27 million, primarily due to $23 million of interest payments that were accelerated and paid in the nine months ended September 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the nine months ended September 30, 2010 compared to $123 million in the nine months ended September 30, 2009);

•	Additional income tax refunds of $19 million received in the nine months ended September 30, 2010;

•

Lower payments on reserves for restructuring charges and litigation costs of $89 million, primarily due to $81 million of payments in the nine months ended September 30, 2009 related to our settlement of wage and hour actions;

•	$33 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals;

•	Reduced cash flows of $88 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in working capital; and

•	$18 million we received in the nine months ended September 30, 2009 under our then existing interest rate swap agreement.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2010	2009	Increase (Decrease)(1)	2010	2009	Increase (Decrease)(1)
Medicare	23.7%	24.4%	(0.7)%	24.0%	25.1%	(1.1)%
Medicaid	8.0%	8.5%	(0.5)%	8.7%	8.3%	0.4%
Managed care – governmental	15.2%	14.8%	0.4%	15.0%	14.8%	0.2%
Managed care – commercial	41.8%	41.2%	0.6%	41.2%	41.2%	—%
Indemnity, self-pay and other	11.3%	11.1%	0.2%	11.1%	10.6%	0.5%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2010	2009	Increase (Decrease)(1)	2010	2009	Increase (Decrease)(1)
Medicare	28.9%	28.8%	0.1%	30.0%	30.1%	(0.1)%
Medicaid	13.4%	12.9%	0.5%	13.0%	12.2%	0.8%
Managed care – governmental	23.3%	23.1%	0.2%	23.1%	22.8%	0.3%
Managed care – commercial	24.4%	25.8%	(1.4)%	24.4%	25.8%	(1.4)%
Indemnity, self-pay and other	10.0%	9.4%	0.6%	9.5%	9.1%	0.4%

(1)	The increase (decrease) is the difference between the 2010 and 2009 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2010 and 2009 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2010	2009	2010	2009
Diagnosis-related group – operating	$273	$281	$885	$896
Diagnosis-related group – capital	25	26	81	82
Outliers	11	15	38	54
Outpatient	113	107	342	317
Disproportionate share	53	54	163	163
Direct Graduate and Indirect Medical Education(1)	30	27	85	84
Other(2)	15	20	36	57
Adjustments for prior-year cost reports and related valuation allowances	2	10	(12)	6

Total Medicare net patient revenues	$522	$540	$1,618	$1,659

(1)	Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes one skilled nursing facility (which we sold in the three months ended June 30, 2009), inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed in the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Disproportionate Share Hospital Payments

Information regarding the calculation of Medicare disproportionate share hospital (“DSH”) payments to our hospitals is provided in our Annual Report and supplemented below. During the three months ended June 30, 2010, CMS released additional data regarding the federal fiscal year (“FFY”) 2007 Supplemental Security Income (“SSI”) percentages, specifically, the Medicare Advantage (“Part C”) days included in the FFY 2007 SSI ratios released in June 2009. In addition, CMS issued a notice to hospitals indicating that, based on the agency’s review of the data, it appeared that a significant number of non-teaching hospitals nationwide had not submitted Part C claims for FFYs 2007 and 2008 to the Medicare Part A contractor. Part C claims are submitted to the Medicare Advantage payer for payment; however, CMS requires hospitals to submit a “no-pay” or “shadow” bill to the Medicare Part A contractor. The notice instructed all non-teaching hospitals to submit the Part C no-pay claims for FFYs 2007 and 2008 to the Medicare Part A contractor by August 31, 2010, and submit an attestation of compliance with the requirement by September 15, 2010. We submitted the Part C no-pay claims and attestations of compliance by the respective deadlines. CMS has not yet released the FFYs 2008 and 2009 SSI ratios and, according to the CMS website, revised FFYs 2007 and 2008 SSI ratios that will include the Part C data will not be released until the first quarter of FFY 2011. Despite a recent federal court decision that invalidates the inclusion of the Part C days in the SSI ratios, CMS has not indicated it intends to change its policy in this regard. As a result, in the three months ended June 30, 2010, we revised our estimate of the impact of using the FFY 2007 SSI ratios for the calculation of Medicare DSH payments for our non-teaching hospitals for 2007 and subsequent periods to reflect the inclusion of the estimated Part C days in the FFY 2007 SSI ratios, and we recorded an unfavorable adjustment to Medicare net revenue of $20 million ($14 million related to prior years and $6 million related to the current year). We intend to continue to pursue a reversal of CMS’ policy in this regard through the administrative and judicial appeal process; however, we cannot predict the outcome or timing of the appeals.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been included in these appeals for several years. These types of appeals generally take several years to resolve, in particular for multi-hospital organizations because of CMS’ administrative appeal rules. The appeals have been further delayed due to CMS’ general moratorium on the release of information critical to certain elements of these appeals. Although a recent federal court decision regarding a DSH appeal brought by another plaintiff was favorable, we cannot predict the timing or ultimate outcome of the DSH appeals for our hospitals. A favorable outcome of our appeals could have a material impact on our future revenues and cash flows.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year.

Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.7% and 8.3% of net patient revenues at our continuing general hospitals for the nine months ended September 30, 2010 and 2009, respectively. We also receive DSH payments under various state Medicaid programs. For the nine months ended September 30, 2010 and 2009, our revenue attributable to Medicaid DSH payments and other state-funded subsidy payments was approximately $134 million and $131 million, respectively.

Medicaid patient revenues of our continuing general hospitals by state for the nine months ended September 30, 2010 and 2009 are set forth in the table below:

	Nine Months Ended September 30,
	2010	2009
Florida	$147	$135
California	102	92
Georgia	67	56
Missouri	61	56
South Carolina	47	39
Texas	47	48
Pennsylvania	37	42
North Carolina	21	22
Alabama	20	21
Nebraska	18	19
Tennessee	8	6

	$575	$536

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Most states began a new fiscal year on July 1 and, although most addressed projected shortfalls in their final budgets, some states may face mid-year budget gaps. In addition, many states based their budgets for the current fiscal year on the assumption that Congress would extend the increased Federal Medicaid Assistance Percentage (“FMAP”) enacted as part of the American Recovery and Reinvestment Act, which was scheduled to expire on December 31, 2010. On August 10, 2010, President Obama signed into law a bill that includes a six-month extension of increased FMAP funding through June 30, 2011. However, the legislation extending the increased FMAP funding reduces the increase from the current 6.2% to 3.2% for the period January 2011 through March 2011, then to 1.2% for the period April 2011 through June 2011. Mid-year budget gaps caused by the reduced FMAP funding or other factors could result in additional reductions to Medicaid payments or additional taxes on hospitals. Information regarding recent significant state proposals and actions that are likely to affect our hospitals is provided in our Annual Report and supplemented below.

California

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation would provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to CMS for a required review and approval process, and certain changes in the plan were required by CMS. Legislation amending the fee program to reflect the required changes was passed by the legislature and signed by the Governor on September 8, 2010. Among other changes, the legislation leaves distribution of “pass-through” payments received by Medi-Cal managed care plans that will be paid to hospitals under the program to the discretion of the plans. On October 7, 2010, CMS approved the fee-for-service portion of the provider fee program. Approval of the managed care portion of the program is pending review of additional information by CMS, but is expected by December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association (“CHA”), we estimate that revenues, net of provider fees and other expenses, for our California hospitals could increase by approximately $64 million for the full 21-month period of the plan. If fully approved by CMS, we would recognize all of the $64 million of net revenues in the three months ending December 31, 2010. Based on CHA’s modeling, we anticipate making payments for provider fees and other expenses of approximately $134 million and receiving approximately $198 million of aggregate proceeds from Medi-Cal and various managed care plans. Substantially all of our required payments of $134 million will be made in periodic installments by December 31, 2010. We anticipate receiving $162 million of proceeds in periodic installments by December 31, 2010 and the remaining $36 million in the three months ending March 31, 2011. Subsequent to September 30, 2010, we made two installment payments under this program totaling approximately $64 million, and we have received one installment payment from Medi-Cal of approximately $33 million to date. We received invoices for our payments to be made under the program from the California Department of Health Care Services as of September 30, 2010; accordingly, we recorded the $134 million liability for our required payments as of September 30, 2010, which is classified as other current liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010, and recorded a corresponding associated amount in other current assets in that Condensed Consolidated Balance Sheet. Additional legislation to extend the hospital fee program to coincide with the aforementioned FMAP extension through June 30, 2011 will be required.

In March 2010, a group of hospitals in Arizona, Nevada and Oregon filed a lawsuit in federal court against the California Department of Health Care Services, claiming in part that the hospital fee program authorized by the aforementioned legislation violates the commerce and equal protection clauses of the U.S. Constitution. The plaintiffs argued that their hospitals serve Medi-Cal patients who reside in the far northern and eastern parts of California, yet are excluded from receiving supplemental Medi-Cal payments authorized by the hospital fee program. The plaintiffs asked the court to issue a preliminary injunction to halt implementation of the legislation and payment of supplemental fees to California hospitals. In June 2010, the court dismissed the lawsuit, but left room for plaintiffs to challenge the hospital fee program again following approval of the program by CMS and final implementation by the state. On September 17, 2010, the lawsuit was settled. The terms of the settlement will not interfere with nor impede the provider fee program.

The success of the California provider fee program is dependent on the compliance by California hospitals with the terms of the program. Specifically, hospitals subject to the provider fees must make timely payment of the fees in installments, the first of which was due on October 8, 2010. In addition, some uncertainty remains regarding CMS’ approval of the managed care portion of the fee program and the methodology by which the Medi-Cal managed care plans will distribute pass-through payments to hospitals. As a result, we cannot provide any assurances regarding the estimated impact on our net patient revenues or cash flows. Further, we cannot provide any assurances or estimates in connection with a possible continuation of the provider fee program beyond December 31, 2010.

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

Georgia

The Indigent Care Trust Fund (“ICTF”), which, among other things, serves as the DSH program for private hospitals in the State of Georgia, is funded with state funds that are subject to an annual legislative appropriation. In 2009, we received approximately $8 million in ICTF funds. In May 2010, the Governor signed legislation appropriating ICTF funds for the state fiscal year ending June 30, 2010, and our hospitals in Georgia subsequently received ICTF payments totaling approximately $11 million. We cannot provide any assurances regarding future appropriations for the ICTF or the amount of future ICTF payments, if any, that might be received by our hospitals.

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

In May 2010, the Governor signed legislation authorizing a hospital provider tax to be implemented for the three state fiscal years beginning July 1, 2010 and ending June 30, 2013 of 1.45% of net patient revenues to help balance the state budget and to fund an 11.88% increase in Medicaid hospital payments, which are to be distributed as add-on payments as part of the regular claims reimbursement process. CMS approved the provider tax program on September 10, 2010, and the state has already begun collecting tax payments from hospitals and distributing Medicaid add-on payments. At this time, we do not estimate that the difference between taxes paid by our hospitals and add-on payments received will have a material impact on our results of operations.

In July 2010, the Governor’s Office of Planning and Budget ordered all state agencies to begin withholding 4% of their budget allotments in August and to submit proposed reduction plans of 4%, 6% and 8% by September 1, 2010 in anticipation of a possible amended state fiscal 2011 budget. Medicaid payments to hospitals were exempted from the 4% withhold. In addition, according to a memorandum issued by the Georgia Hospital Association on August 26, 2010, the Georgia Department of Community Health has not proposed any cuts to Medicaid inpatient or outpatient hospital payments as part of either its amended fiscal year 2011 or 2012 budget proposals; however, we cannot predict what action the legislature or Governor might take with regard to hospital payments when the legislature reconvenes.

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

Texas

The Texas Health and Human Services Commission is in the process of rebasing the Medicaid Standard Dollar Amount (“SDA”) rates for all Texas acute care hospitals. The rebased SDA rates will be implemented for admissions occurring on or after November 1, 2010. The state released preliminary data in May 2010 with a deadline of June 21, 2010 for hospitals to request a review. Based on comments received from hospitals, the state has implemented a “10/38” plan for the state fiscal year that began September 1, 2010 under which decreases in individual hospital reimbursement levels will be capped at 10% and increases will be capped at 38%. The state intends to eliminate the “10/38” plan for the state fiscal year beginning September 1, 2011. We estimate that the rebasing will increase net revenues for our Texas hospitals by approximately $2 million in the current state fiscal year.

To address a shortfall in the fiscal year ended August 31, 2010 and a projected shortfall in the current fiscal year, the state implemented a 1% reduction in Medicaid payments to hospitals effective September 1, 2010. We estimate that this action will reduce traditional Medicaid inpatient payments to our hospitals in Texas by less than $1 million over the 12-month period that began September 1, 2010. In addition, all state agencies have been instructed to prepare budget requests for the 2012-2013 biennium that identify savings equal to 5% of current allocations, as well as a supplemental schedule detailing an additional 10% reduction (in 5% increments).

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

On May 21, 2010, CMS issued a notice implementing certain statutory measures included in the federal health care reform legislation that effect the current FFY 2010 inpatient prospective payment system (“IPPS”) payments (“FFY 2010 Notice”), including the FFY 2010 0.25% market basket reduction and a related reduction to the outlier threshold from $23,140 to $23,135. The market basket adjustment applies to discharges on or after April 1, 2010 and before October 1, 2010. Although CMS projects that the combined effect of all changes included in the FFY 2010 Notice will result in a 0.1% increase in current FFY 2010 payments to hospitals located in large urban areas (populations over one million), the impact includes a 0.3% increase related to an extension of geographic adjustments for which our hospitals do not qualify. As a result, we estimate that our revised IPPS rates will be reduced by 0.2% effective April 1, 2010. Using a 0.2% reduction as applied to our IPPS payments for the 12 months ended September 30, 2010, the estimated impact of the payment changes in the FFY 2010 Notice is a decrease in our annual Medicare inpatient net revenues of approximately $3 million. Because of the uncertainty of factors that may influence our IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

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

CMS projects that the combined effect of all changes included in the Final Rule will result in an average 0.4% decrease in payments to hospitals located in large urban areas (populations over one million). Using a 0.4% reduction as applied to our IPPS payments for the 12 months ended September 30, 2010, the estimated impact of the payment changes in the Final Rule is a decrease in our annual Medicare inpatient net revenues of approximately $5 million. Because of the uncertainty of factors that may influence our IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

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

At September 30, 2010, nine of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Rate Notice will result in an estimated total increase in aggregate IRF payments of $135 million, or 2.16% of total IRF-PPS payments. This estimated increase includes an average 2.20% increase for rehabilitation units in urban areas for FFY 2011. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2010, the annual impact of the payment changes in the IRF-PPS Rate Notice may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At September 30, 2010, 11 of our general hospitals operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.26% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 2.29% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2010, the annual impact of all payment changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

•	Relaxation of the direct supervision requirement for certain “nonsurgical extended duration therapy services” (16 procedure codes are proposed as services qualifying for the proposed policy change).

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

The American Recovery and Reinvestment Act of 2009

On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of electronic health records (“EHRs”). One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under ARRA. The meaningful use final rule includes the following provisions:

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

Health Care Reform Legislation

In March 2010, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Health Care Reform Legislation”) into law. The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the Health Care Reform Legislation at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. However, we expect that several provisions of the Health Care Reform Legislation, including those described below, will have a material effect on our business.

Public Program Reforms. The Health Care Reform Legislation expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Health Care Reform Legislation also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

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

In addition, the Health Care Reform Legislation contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected HAC was not present on admission. Effective July 1, 2011, the Health Care Reform Legislation will likewise prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during a fiscal year beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions. Separately, under a Medicare value-based purchasing program that will be launched in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Health Care Reform Legislation directs CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement.

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

•

must continue to make dependent coverage available to unmarried dependents until age 26 (coverage for the dependents of unmarried adult children is not required) effective for health plan policy years beginning on or after September 23, 2010 (for Plans that offer dependent coverage).

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2010 and 2009 was $3.7 billion and $3.6 billion, respectively. Approximately 63% of our managed care net patient revenues for the nine months ended September 30, 2010 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At both September 30, 2010 and December 31, 2009, approximately 57% of our net accounts receivable related to continuing operations were due from managed care payers.

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

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 21 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in the future. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Health Care Reform Legislation will have on our ability to negotiate reimbursement increases.

In the nine months ended September 30, 2010, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 71% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to a number of policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is being admitted through our hospitals’ emergency departments and often requires high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe that our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including increased unemployment rates, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectability problems. At both September 30, 2010 and December 31, 2009, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We have performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

On July 21, 2010, President Obama signed into law the Restoring American Financial Stability Act of 2010 (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act establishes a new Consumer Financial Protection Agency (“CFPA”) within the Federal Reserve and authorizes the CFPA to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. We are evaluating the potential impact of this legislation on the operations of our Conifer subsidiary. Because the legislation gives significant discretion to the CFPA in establishing regulatory requirements and enforcement priorities, the extent to which our operations could be affected will not be known until the agency is established and begins issuing regulations.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2010 and 2009 were approximately $97 million and $99 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $285 million and $272 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2010 and 2009 were approximately $36 million and $30 million, respectively, and for the nine months ended September 30, 2010 and 2009 were approximately $90 million and $88 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues:
General hospitals	$2,200	$2,207	$6,723	$6,601
Other operations	62	55	181	152

Net operating revenues	2,262	2,262	6,904	6,753
Operating expenses:
Salaries, wages and benefits	977	954	2,933	2,868
Supplies	390	389	1,183	1,175
Provision for doubtful accounts	187	193	549	516
Other operating expenses, net	505	486	1,470	1,430
Depreciation and amortization	101	97	293	291
Impairment of long-lived assets and goodwill, and restructuring charges	3	7	1	13
Litigation and investigation costs	2	3	6	13

Operating income	$97	$133	$469	$447

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net operating revenues:
General hospitals	97.3%	97.6%	97.4%	97.7%
Other operations	2.7%	2.4%	2.6%	2.3%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	43.2%	42.2%	42.5%	42.5%
Supplies	17.2%	17.2%	17.1%	17.4%
Provision for doubtful accounts	8.3%	8.5%	8.0%	7.6%
Other operating expenses, net	22.3%	21.5%	21.3%	21.2%
Depreciation and amortization	4.5%	4.3%	4.2%	4.3%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	0.3%	—%	0.2%
Litigation and investigation costs	0.1%	0.1%	0.1%	0.2%

Operating income	4.3%	5.9%	6.8%	6.6%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) a rehabilitation hospital, which we closed during the three months ended March 31, 2009. None of our individual hospitals represented more than 5% of our net operating revenues for the nine months ended September 30, 2010, and none our individual hospitals represented more than 5% our total assets, excluding goodwill and intercompany receivables, at September 30, 2010.

Net operating revenues from our other operations were $181 million and $152 million in the nine months ended September 30, 2010 and 2009, respectively. The increase in net operating revenues from other operations during 2010 primarily relates to our additional owned physician practices. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $2 million for both the three months ended September 30, 2010 and 2009, and $4 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively.

The tables below show certain selected historical operating statistics for our continuing hospitals.

	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Commercial managed care admissions	30,668	33,552	(8.6)%		94,158	101,985	(7.7)%
Governmental managed care admissions	29,249	30,039	(2.6)%		89,194	90,161	(1.1)%
Medicare admissions	36,345	37,527	(3.1)%		115,845	119,072	(2.7)%
Medicaid admissions	16,851	16,809	0.2%		50,185	48,307	3.9%
Uninsured admissions	5,883	6,251	(5.9)%		18,137	17,760	2.1%
Charity care admissions	3,090	2,663	16.0%		7,702	8,136	(5.3)%
Other admissions	3,559	3,417	4.2%		10,774	10,480	2.8%
Total admissions	125,645	130,258	(3.5)%		385,995	395,901	(2.5)%
Paying admissions (excludes charity and uninsured)	116,672	121,344	(3.9)%		360,156	370,005	(2.7)%
Total government program admissions	82,445	84,375	(2.3)%		255,224	257,540	(0.9)%
Charity admissions and uninsured admissions	8,973	8,914	0.7%		25,839	25,896	(0.2)%
Admissions through emergency department	72,914	74,025	(1.5)%		226,004	226,815	(0.4)%
Commercial managed care admissions as a percentage of total admissions	24.4%	25.8%	(1.4	)%(1)	24.4%	25.8%	(1.4	)%(1)
Emergency department admissions as a percentage of total admissions	58.0%	56.8%	1.2	%(1)	58.6%	57.3%	1.3	%(1)
Uninsured admissions as a percentage of total admissions	4.7%	4.8%	(0.1	)%(1)	4.7%	4.5%	0.2	%(1)
Charity admissions as a percentage of total admissions	2.5%	2.0%	0.5	%(1)	2.0%	2.1%	(0.1	)%(1)
Surgeries – inpatient	37,916	39,316	(3.6)%		113,114	116,544	(2.9)%
Surgeries – outpatient	53,148	53,121	0.1%		157,233	157,699	(0.3)%
Total surgeries	91,064	92,437	(1.5)%		270,347	274,243	(1.4)%
Patient days – total	596,810	622,427	(4.1)%		1,864,127	1,924,777	(3.2)%
Adjusted patient days(2)	913,049	935,375	(2.4)%		2,800,483	2,854,688	(1.9)%
Patient days – commercial managed care	120,328	133,160	(9.6)%		374,971	408,484	(8.2)%
Average length of stay (days)	4.7	4.8	(0.1	)(1)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	193,670	197,164	(1.8)%		584,407	591,223	(1.2)%
Number of general hospitals (at end of period)	49	49	—	(1)	49	49	—	(1)
Licensed beds (at end of period)	13,430	13,419	0.1%		13,430	13,419	0.1%
Average licensed beds	13,423	13,419	—%		13,430	13,413	0.1%
Utilization of licensed beds(3)	48.3%	50.4%	(2.1	)%(1)	50.8%	52.6%	(1.8	)%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Commercial managed care visits	332,625	355,007	(6.3)%		995,175	1,059,056	(6.0)%
Governmental managed care visits	195,328	190,849	2.3%		580,926	564,922	2.8%
Medicare visits	208,767	213,148	(2.1)%		639,209	645,271	(0.9)%
Medicaid visits	77,070	77,055	—%		231,811	226,721	2.2%
Uninsured visits	96,448	99,118	(2.7)%		285,733	287,121	(0.5)%
Charity care visits	7,932	7,115	11.5%		20,018	22,052	(9.2)%
Other visits	58,140	53,676	8.3%		165,059	157,612	4.7%
Total visits	976,310	995,968	(2.0)%		2,917,931	2,962,755	(1.5)%
Paying visits (excludes charity and uninsured)	871,930	889,735	(2.0)%		2,612,180	2,653,582	(1.6)%
Total government program visits	481,165	481,052	—%		1,451,946	1,436,914	1.0%
Surgery visits	53,148	53,121	0.1%		157,233	157,699	(0.3)%
Emergency department visits	359,658	366,025	(1.7)%		1,072,088	1,084,121	(1.1)%
Charity visits and uninsured visits	104,380	106,233	(1.7)%		305,751	309,173	(1.1)%
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.7%	—	%(1)	10.5%	10.4%	0.1	%(1)
Paying visits as a percentage of total visits	89.3%	89.3%	—	%(1)	89.5%	89.6%	(0.1	)%(1)
Commercial visits as a percentage of total visits	34.1%	35.6%	(1.5	)%(1)	34.1%	35.7%	(1.6	)%(1)

(1)	The change is the difference between 2010 and 2009 amounts shown.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net operating revenues	$2,262	$2,262	—%	$6,904	$6,753	2.2%
Net patient revenues from commercial managed care	$904	$896	0.9%	$2,731	$2,680	1.9%
Revenues from the uninsured	$163	$169	(3.6)%	$487	$470	3.6%
Net inpatient revenues(1)	$1,430	$1,466	(2.5)%	$4,452	$4,421	0.7%
Net outpatient revenues(1)	$734	$709	3.5%	$2,173	$2,079	4.5%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $63 million and $71 for the three months ended September 30, 2010 and 2009, respectively, and $195 million for both the nine months ended September 30, 2010 and 2009. Net outpatient revenues include self-pay revenues of $100 million and $98 million for the three months ended September 30, 2010 and 2009, respectively, and $292 million and $275 million for the nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,381	$11,255	1.1%	$11,534	$11,167	3.3%
Net inpatient revenue per patient day	$2,396	$2,355	1.7%	$2,388	$2,297	4.0%
Net outpatient revenue per visit	$752	$712	5.6%	$745	$702	6.1%
Net patient revenue per adjusted patient admission(1)	$11,174	$11,031	1.3%	$11,336	$10,994	3.1%
Net patient revenue per adjusted patient day(1)	$2,370	$2,325	1.9%	$2,366	$2,277	3.9%
Managed care: net inpatient revenue per admission	$12,794	$12,089	5.8%	$12,862	$12,034	6.9%
Managed care: net outpatient revenue per visit	$883	$823	7.3%	$868	$819	6.0%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$977	$954	2.4%	$2,933	$2,868	2.3%
Supplies	390	389	0.3%	1,183	1,175	0.7%
Other operating expenses	505	486	3.9%	1,470	1,430	2.8%

Total	$1,872	$1,829	2.4%	$5,586	$5,473	2.1%
Rent/lease expense(1)	$35	$34	2.9%	$101	$105	(3.8)%
Salaries, wages and benefits per adjusted patient day(2)	$1,070	$1,020	4.9%	$1,047	$1,005	4.2%
Supplies per adjusted patient day(2)	427	416	2.6%	422	411	2.7%
Other operating expenses per adjusted patient day(2)	553	519	6.6%	526	501	5.0%

Total per adjusted patient day	$2,050	$1,955	4.9%	$1,995	$1,917	4.1%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)		2010	2009	Increase (Decrease)
Provision for doubtful accounts	$187	$193	(3.1)%		$549	$516	6.4%
Provision for doubtful accounts as a percentage of net operating revenues	8.3%	8.5%	(0.2	)%(1)	8.0%	7.6%	0.4	%(1)
Collection rate on self-pay accounts(2)	29.1%	30.3%	(1.2	)%(1)	29.1%%	30.3%%	(1.2	)%(1)
Collection rate from managed care payers payers	98.3%	97.8%	0.5	%(1)	98.3%	97.8%	0.5	%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

During the three months ended September 30, 2010, net operating revenues from continuing operations was flat, which included a 0.5% decrease in net patient revenues, compared to the three months ended September 30, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in commercial managed care payer mix, were the largest contributing factors, resulting in a 2.5% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 3.0% decrease in net patient revenues.

Our net inpatient revenues for the three months ended September 30, 2010 decreased by 2.5% compared to the three months ended September 30, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved commercial managed care pricing as a result of renegotiated contracts; and

•	The provision of higher acuity services, including a 2.4% increase in acuity for commercial managed care.

Key negative factors include:

•	A decrease in commercial managed care admissions of 8.6%;

•	A $9 million decrease in favorable cost report adjustments of $2 million in the three months ended September 30, 2010 compared to $11 million in the same period in 2009; and

•	Medicaid DSH payments and other state-funded subsidiary payments of $37 million in the three months ended September 30, 2010 compared to $45 million in the three months ended September 30, 2009.

Patient days and total admissions decreased during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 by 4.1% and 3.5%, respectively. We believe the following factors contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the three months ended September 30, 2010 increased 3.5% compared to the three months ended September 30, 2009, despite a 2.0% decline in total outpatient visits. The primary reasons for the increase in revenues are improved terms of our commercial managed care contracts and the provision of higher acuity services. The growth in net outpatient revenue per visit of 5.6% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the three months ended September 30, 2010 as compared to 35.6% in the same period in 2009.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues was 43.2% for the three months ended September 30, 2010 compared to 42.2% the three months ended September 30, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 4.9% in the three months ended September 30, 2010 as compared to the same period in 2009. This increase is primarily due to annual merit increases for our employees, higher health benefits costs, increased severance costs, the effect of lower volumes on operating leverage and an increase in the number of employed physicians, partially offset by decreased accruals for annual incentive compensation. We recorded $3 million of additional workers’ compensation expense in the three months ended September 30, 2010 due to an 84 basis point decline in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities. We recorded a $3 million favorable pension expense adjustment in the three months ended September 30, 2009 related to the termination of a fully funded and frozen retirement plan of a previously acquired company.

We currently have labor contracts and collective bargaining agreements that cover registered nurses, service and maintenance workers, and other employees at 10 of our general hospitals in California, three of our general hospitals in Florida, one of our general hospitals in Philadelphia and one of our general hospitals in Houston. At September 30, 2010, approximately 19% of the employees at our hospitals and related health care facilities were represented by labor unions. We are in the process of renegotiating our existing labor contracts, nearly all of which are scheduled to expire in the next five months. At this time, we are unable to predict the outcome of those negotiations. Furthermore, we are unable to predict the outcome of union organizing activities by labor unions pursuant to the terms of our peace accords, as described in our Annual Report.

Certain of our hospitals have filed protective claims with the Internal Revenue Service (“IRS”) to recover the employer portion of certain payroll taxes paid prior to 2005 on behalf of medical residents. Such claims have been the subject of considerable litigation in the health care industry. In March 2010, the IRS announced that it was conceding that stipends paid to medical residents were eligible for exemption from the taxes. In May 2010, the IRS issued notices to taxpayers that had filed protective claims providing further clarification of the documentation that would be required before the IRS would process the claims. We are in the process of satisfying those documentary requirements. When the documentary process is completed, such claims, if approved by the IRS, could approximate $15 million, including interest. Pending the completion of the documentary process, we have not recorded any benefit with respect to such claims.

Included in salaries, wages and benefits expense for both the three months ended September 30, 2010 and 2009 was $5 million of stock-based compensation expense.

Supplies

Supplies expense as a percentage of net operating revenues was 17.2% for both the three months ended September 30, 2010 and 2009; supplies expense per adjusted patient day increased by 2.6% in the three months ended September 30, 2010 compared to the same period in 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 8.3% for the three months ended September 30, 2010 and 8.5% for the three months ended September 30, 2009. Provision for doubtful accounts decreased by $6 million, or 3.1%, in the three months ended September 30, 2010 as compared to the same period in 2009. The decrease in provision for doubtful accounts is primarily related to a $9 million favorable adjustment for Medicare bad debts that we will claim on our Medicare cost reports, improved managed care accounts receivable balances by aging category and a $6 million decrease in uninsured revenues due to a decline in uninsured patient volume levels, partially offset by a 120 basis point decline in our collection rate on self-pay accounts and higher pricing. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 29.1% in the three months ended September 30, 2010 from 30.3% in the three months ended September 30, 2009.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$156	$—	$156	$162	$—	$162
Medicaid	116	—	116	106	—	106
Net cost report settlements payable and valuation allowances	(27)	—	(27)	(24)	—	(24)
Commercial managed care	511	57	454	527	62	465
Governmental managed care	192	—	192	185	—	185
Self-pay uninsured	195	172	23	204	175	29
Self-pay balance after	121	66	55	118	62	56
Estimated future recoveries from accounts assigned to collection agencies	33	—	33	35	—	35
Other payers	167	43	124	164	42	122

Total continuing operations	1,464	338	1,126	1,477	341	1,136
Total discontinued operations	20	17	3	50	28	22

	$1,484	$355	$1,129	$1,527	$369	$1,158

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At September 30, 2010, our collection rate on self-pay accounts was approximately 29.1%, including collections from point-of-service through collections by our collection agency subsidiary. We have experienced a downward trend in our self-pay collection rate over the past six quarters as follows: 31.4% at March 31, 2009; 30.8% at June 30, 2009; 30.3% at September 30, 2009; 30.1% at December 31, 2009; 29.9% at March 31, 2010 and 29.5% at June 30, 2010. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our in-house self-pay collection group. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at September 30, 2010, a hypothetical 10% decline in our self-pay collection rate, or approximately 3%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.3% at September 30, 2010 and 98.0% at December 31, 2009, which includes collections from point-of-service through collections by our collection agency subsidiary.

Although we continue to strive to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.153 billion and $1.160 billion at September 30, 2010 and December 31, 2009, respectively, excluding cost report settlements payable and valuation allowances of $27 million and $24 million at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	69%	78%	27%	71%
61-120 days	3%	21%	12%	30%	15%
121-180 days	1%	10%	5%	13%	6%
Over 180 days	—%	—%	5%	30%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	63%	78%	26%	69%
61-120 days	3%	24%	12%	27%	15%
121-180 days	3%	11%	5%	13%	6%
Over 180 days	—%	2%	5%	34%	10%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 46 days at both September 30, 2010 and December 31, 2009. AR Days at September 30, 2010 and December 31, 2009 were within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2010, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts at collection agencies is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 89% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at September 30, 2010 and December 31, 2009, by aging category:

	September 30, 2010	December 31, 2009
0-60 days	$85	$66
61-120 days	16	18
121-180 days	7	5
Over 180 days(1)	—	—

Total	$108	$89

(1)	Includes accounts receivable of $11 million and $10 million at September 30, 2010 and December 31, 2009, respectively, that are fully reserved.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues increased by 0.8% in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Other operating expenses per adjusted patient day increased by approximately 6.6% in the three months ended September 30, 2010 as compared to the same period in 2009. This increase is principally due to the effect of lower volumes on operating leverage, increases in the costs of repairs, maintenance and technology service contracts ($2 million), increased physician relocation costs ($4 million), increased physician and medical fees ($2 million), a reduction in information systems and business office costs allocable to discontinued operations ($3 million), increased costs of contracted services ($4 million), increased property taxes ($2 million) and increased hospital provider taxes ($6 million), which were substantially offset by additional DSH payments recognized in revenues. These expenses also included $28 million of malpractice expense in the three months ended September 30, 2010 compared to $27 million in the three months ended September 30, 2009. The increase in malpractice expense is principally due to an 84 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, which resulted in $11 million of additional malpractice expense in the three months ended September 30, 2010, partially offset by a 1% decrease in the number of expected claims.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended September 30, 2010, we recorded $3 million of impairment and restructuring charges for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2009 and 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $24 million as of September 30, 2010.

During the three months ended September 30, 2009, we recorded net impairment and restructuring charges of $7 million, consisting of a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals as described above to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates, and $1 million of employee severance and other related costs.

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

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the three months ended September 30, 2010 were $2 million compared to $3 million for the three months ended September 30, 2009. The 2010 costs primarily relate to changes in reserve estimates established in connection with certain governmental reviews further described in Note 11 to the Condensed Consolidated Financial Statements and costs to defend the Company in various matters. The 2009 costs primarily relate to amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters.

Interest Expense

During the three months ended September 30, 2010, we recorded interest expense of $107 million compared to $112 million for the three months ended September 30, 2009. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2009 and 2010. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

Gain (Loss) from Early Extinguishment of Debt

During the three months ended September 30, 2010, we recorded a loss from early extinguishment of debt of approximately $55 million, primarily related to the difference between the purchase prices and the par values of the $782 million aggregate principal amount of 7 3/8% senior notes due 2013 that we repurchased during the period, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. In addition, we repurchased $40 million aggregate principal amount of our 9 7/8% senior notes due 2014 and $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of $49 million. See Note 5 to the Condensed Consolidated Financial Statements for additional details about our recent debt transactions.

During the three months ended September 30, 2009, we recorded a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the $308 million aggregate principal amount of 9 1/4% senior notes due 2015 that we repurchased during the period, as well as the write-off of unamortized note discounts and issuance costs associated with the notes. During the three months ended September 30, 2009, we also completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

Income Tax Benefit (Expense)

During the three months ended September 30, 2010, we recorded an income tax benefit of $1.0 billion compared to $3 million of expense during the three months ended September 30, 2009. The benefit recorded in the 2010 period is primarily due to a decrease in the valuation allowance for our deferred tax assets. The net decrease in the valuation allowance during the three months ended September 30, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against current year and future years’ taxable income. During the three months ended September 30, 2010, after considering all available evidence, both positive and negative, we concluded that the valuation allowance against our deferred tax assets could be reduced by approximately $987 million. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about the 2010 tax benefit.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

During the nine months ended September 30, 2010, net operating revenues from continuing operations increased 2.2%, which included a 1.9% increase in net patient revenues, compared to the nine months ended September 30, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in commercial managed care payer mix, were the largest contributing factors, resulting in a 4.1% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 2.2% decrease in net patient revenues.

Our net inpatient revenues for the nine months ended September 30, 2010 increased by 0.7% compared to the nine months ended September 30, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved commercial managed care pricing as a result of renegotiated contracts; and

•	The provision of higher acuity services, including a 2.8% increase in acuity for commercial managed care inpatients.

Key negative factors include:

•	A decrease in commercial managed care admissions of 7.7%;

•	An $11 million unfavorable patient revenue adjustment in the nine months ended September 30, 2010 related to the portion of our bad debts that will not be reimbursed by Medicare; and

•

An unfavorable patient revenue adjustment of approximately $20 million ($14 million related to prior years and $6 million related to the current year) in the nine months ended September 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals ($23 million in the nine months ended September 30, 2009).

Patient days and total admissions decreased during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 by 3.2% and 2.5%, respectively. Our patient volumes in the nine months ended September 30, 2010 were partially adversely impacted by a decline in flu-related volumes, as well as weather-related disruptions. We believe the following factors also contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the nine months ended September 30, 2010 increased 4.5% compared to the nine months ended September 30, 2009, despite a 1.5% decline in total outpatient visits. The primary reasons for the increase in outpatient revenues are improved terms of our commercial managed care contracts and the provision of higher acuity services. The growth in outpatient revenue per visit of 6.1% was adversely impacted by a shift in payer mix, including a decline in commercial managed care outpatient visits as a percentage of total outpatient visits to 34.1% in the nine months ended September 30, 2010 as compared to 35.7% in the same period in 2009.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues was flat for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 4.2% in the nine months ended September 30, 2010 as compared to the same period in 2009. This increase is primarily due to annual merit increases for our employees, the effect of lower volumes on operating leverage, increased health benefits costs, higher workers’ compensation costs due to a decline in the interest rate used to discount the workers’ compensation liabilities, an increase in the number of employed physicians, increased severance costs and higher state unemployment taxes, partially offset by decreased accruals for annual incentive compensation and reduced contract labor expense. Contract labor expense, which is included in salaries, wages and benefits, was $52 million in the nine months ended September 30, 2010, a decrease of $15 million, or 22%, as compared to the same period in 2009. Salaries, wages and benefits expense for both the nine months ended September 30, 2010 and 2009 included $18 million of stock-based compensation expense.

Supplies

Supplies expense as a percentage of net operating revenues was 17.1% for the nine months ended September 30, 2010 compared to 17.4% for the nine months ended September 30, 2009; supplies expense per adjusted patient day increased by 2.7% in the nine months ended September 30, 2010 compared to the same period in 2009. The increase in supplies expense is primarily due to the increased utilization of high-cost implants and high-cost pharmaceuticals, partially offset by decreases in the cost of pacemakers. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 8.0% for the nine months ended September 30, 2010 compared to 7.6% for the nine months ended September 30, 2009. The increase in the provision for doubtful accounts is primarily due to a 120 basis point decline in our collection rate on self-pay accounts, a $17 million increase in uninsured revenues and higher pricing. These items were partially offset by $37 million of favorable adjustments for Medicare bad debts that we will claim on our Medicare cost reports and improved managed care accounts receivable balances by aging category. Our self-pay collection rate declined to approximately 29.1% in the nine months ended September 30, 2010 from 30.3% in the nine months ended September 30, 2009.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 21.3% in the nine months ended September 30, 2010 compared to 21.2% in the nine months ended September 30, 2009. Other operating expenses per adjusted patient day increased by approximately 5.0% in the nine months ended September 30, 2010 as compared to the same period in

2009. This increase is primarily due to the effect of lower volumes on operating leverage, increases in the costs of repairs, maintenance and technology service contracts ($12 million), a reduction in information systems and business office costs allocable to discontinued operations ($11 million), increased physician relocation costs ($8 million), increased costs of contracted services ($7 million), increased property taxes ($4 million) and increased hospital provider fees ($15 million), which were substantially offset by additional DSH payments recognized in revenues. Also partially offsetting these increases was an $11 million, or 15%, decline in malpractice expense to $64 million in the nine months ended September 30, 2010 compared to $75 million in the nine months ended September 30, 2009. The decline in malpractice expense is principally due to a 4% decrease in the average cost per claim and a 3% decrease in the number of expected claims, partially offset by $10 million of expense from a 78 basis point decline in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to $8 million of similar expense in the nine months ended September 30, 2009. Declines in rent expense ($5 million) and physician and medical fees ($7 million) also had a favorable impact on other operating expenses.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the nine months ended September 30, 2010, we recorded $1 million of net impairment and restructuring charges. We recorded $3 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals as described above to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. This charge was partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the nine months ended September 30, 2009, we recorded net impairment and restructuring charges of $13 million, consisting of a $6 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals as described above to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates, $4 million of employee severance and other related costs, and a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the nine months ended September 30, 2010 were $6 million compared to $13 million for the nine months ended September 30, 2009. The 2010 costs primarily relate to changes in reserve estimates established in connection with certain governmental reviews further described in Note 11 to the Condensed Consolidated Financial Statements and costs to defend the Company in various matters. The 2009 costs primarily relate to an increase in the estimated liability for wage and hour actions that were settled in May 2009 and paid during the three months ended September 30, 2009.

Interest Expense

During the nine months ended September 30, 2010, we recorded interest expense of $323 million compared to $342 million for the nine months ended September 30, 2009. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2009 and 2010.

Gain (Loss) from Early Extinguishment of Debt

During the nine months ended September 30, 2010, we recorded a loss from early extinguishment of debt of approximately $55 million, primarily related to the difference between the purchase prices and the par values of the $782 million aggregate principal amount of 7 3/8% senior notes due 2013 that we repurchased during the period, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. In addition, we repurchased $40 million aggregate principal amount of our 9 7/8% senior notes due 2014 and $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of $49 million.

During the three months ended March 31, 2009, we recorded a gain from early extinguishment of debt of approximately $134 million relating to the estimated fair values of new senior secured notes issued in a note exchange in March 2009 at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. In the three months ended June 30, 2009, we recorded a loss from early extinguishment of debt of approximately $24 million in connection with the repurchases of outstanding senior notes related to the write-off of unamortized note discounts and issuance costs. During the three months ended June 30, 2009, we also recorded a gain from early extinguishment of debt of approximately $3 million for cash we received related to the difference in the fair values of tendered senior notes as compared to the fair values of the senior secured notes issued in connection with an exchange, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the senior notes tendered. During the three months ended September 30, 2009, we recorded a loss from early extinguishment of debt of approximately $22 million related to the difference between the purchase prices and the par values of the $308 million aggregate principal amount of 9 1/ 4% senior notes due 2015 that we repurchased during the period, as well as the write-off of unamortized note discounts and issuance costs associated with the notes. We also completed open market repurchases of approximately $68 million aggregate principal amount of our senior notes due in 2011, 2012, 2014 and 2031 for cash of approximately $60 million. We recorded a gain from early extinguishment of debt of approximately $6 million related to the difference between the purchase prices and the par values of the purchased notes, partially offset by the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

Investment Earnings (Loss)

During the nine months ended September 30, 2010, we recorded investment earnings of $5 million compared to investment losses of $1 million for the nine months ended September 30, 2009. We recorded a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

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

Income Tax Benefit (Expense)

During the nine months ended September 30, 2010, we recorded an income tax benefit of $979 million compared to $12 million of expense during the nine months ended September 30, 2009. The benefit recorded in the 2010 period is primarily due to a decrease in the valuation allowance for our deferred tax assets. The net decrease in the valuation allowance during the nine months ended September 30, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against current year and future years’ taxable income. During the three months ended September 30, 2010, after considering all available evidence, both positive and negative, we concluded that the valuation allowance against our deferred tax assets could be reduced by approximately $987 million. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about the 2010 tax benefit.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net income attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income (loss) attributable to our common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$932	$(3)	$1,045	$160
Less: Net income attributable to noncontrolling interests	(2)	(2)	(7)	(8)
Preferred stock dividends	(6)	—	(18)	—
Loss from discontinued operations, net of tax	—	(5)	(5)	(36)

Income from continuing operations	940	4	1,075	204
Income tax benefit (expense)	1,002	(3)	979	(12)
Investment earnings (loss)	3	2	5	(1)
Gain (loss) from early extinguishment of debt	(55)	(16)	(55)	97
Net gain on sales of investments	—	—	—	15
Interest expense	(107)	(112)	(323)	(342)

Operating income	97	133	469	447
Litigation and investigation costs	(2)	(3)	(6)	(13)
Impairment of long-lived assets and goodwill, and restructuring charges	(3)	(7)	(1)	(13)
Depreciation and amortization	(101)	(97)	(293)	(291)

Adjusted EBITDA	$203	$240	$769	$764

Net operating revenues	$2,262	$2,262	$6,904	$6,753

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	9.0%	10.6%	11.1%	11.3%

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

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash provided by operating activities (the most comparable GAAP term) for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$128	$120	$297	$284
Less:
Income tax refunds (payments), net	—	(7)	34	15
Payments against reserves for restructuring charges and litigation costs	(25)	(109)	(76)	(165)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(7)	3	(2)	31

Adjusted net cash provided by operating activities – continuing operations	160	233	341	403
Purchases of property and equipment – continuing operations	(106)	(78)	(254)	(216)
Construction of new and replacement hospitals	(1)	(13)	(13)	(47)

Adjusted Free Cash Flow – continuing operations	$53	$142	$74	$140

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report, except for long-term debt, as described below:

•

In August 2010, we repurchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 for approximately $829 million. We repurchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 and cash on hand. Also in August 2010, we repurchased $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for total cash of approximately $6 million.

•

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million.

•

In June 2010, we repurchased $2 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $4 million.

•	In March 2010, we repurchased $6 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $6 million.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At September 30, 2010, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report and Item 1A of Part II of our Q1 2010 Form 10-Q.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities, including amounts to comply with applicable laws and regulations, equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $280 million and $264 million in the nine months ended September 30, 2010 and 2009, respectively, which amounts include $13 million and $1 million, respectively, related to discontinued operations. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2010 will total approximately $425 million to $475 million, including $66 million that was accrued as a liability at December 31, 2009. Our anticipated 2010 capital expenditures include approximately $4 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $47 million (of which approximately $24 million was spent prior to January 1, 2010) to comply with the requirements under California’s seismic regulations compared to our estimate as of March 31, 2010 of approximately $80 million. Our current estimated seismic costs are considerably lower than certain previous estimates because a number of our hospitals have been evaluated as having reduced risk using a new seismic evaluation tool. There may be further reductions to our estimated seismic costs as the State of California has recently enacted new regulations relating to the seismic evaluation tool and a new state building code; we are currently evaluating these new regulations to determine what impact they will have on our cost estimate. Our total estimated seismic expenditure amount has not been adjusted for future inflation. Our budgeted capital expenditures for the year ending December 31, 2010 also include approximately $9 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend a total of approximately $107 million on such improvements over the next six years.

During the nine months ended September 30, 2010, we acquired various diagnostic imaging centers located in California, Florida, South Carolina, Tennessee and Texas for an aggregate purchase price of $44 million. These acquisitions were the result of our current focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses.

Interest payments, net of capitalized interest, were $313 million and $340 million in the nine months ended September 30, 2010 and 2009, respectively. The decrease is primarily due to $23 million of interest payments that were accelerated and paid in the nine months ended September 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/ 8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes, as well as other subsequent debt repurchases that reduced our outstanding debt.

Income tax refunds, net of tax payments, were approximately $34 million in the nine months ended September 30, 2010 compared to approximately $15 million during the nine months ended September 30, 2009.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2010 was primarily derived from cash on hand. We had approximately $398 million of cash and cash equivalents on hand at September 30, 2010 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients grow, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $297 million in the nine months ended September 30, 2010 compared to $284 million in the nine months ended September 30, 2009. Key positive and negative factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $5 million, excluding net gain on sales of investments, investment earnings (loss), (gain) loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009;

•

Lower interest payments of $27 million, primarily due to $23 million of interest payments that were accelerated and paid in the nine months ended September 30, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the nine months ended September 30, 2010 compared to $123 million in the nine months ended September 30, 2009);

•	Additional income tax refunds of $19 million received in the nine months ended September 30, 2010;

•

Lower payments on reserves for restructuring charges and litigation costs of $89 million, primarily due to $81 million of payments in the nine months ended September 30, 2009 related to our settlement of wage and hour actions;

•	$33 million less of cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals;

•	Reduced cash flows of $88 million primarily due to the payment of additional outstanding accounts payable checks at December 31, 2009 and other changes in working capital; and

•	$18 million we received in the nine months ended September 30, 2009 under our then existing interest rate swap agreement.

Proceeds from the sales of facilities and other assets related to discontinued operations during the nine months ended September 30, 2009 aggregated $221 million, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of our medical office buildings and excess land, buildings or other underutilized or inefficient assets. In October 2010, we sold nine medical office buildings in Florida for aggregate cash proceeds of $46 million. We are currently seeking to sell up to 18 additional owned medical office buildings. Although we are engaged in active discussions regarding these sales, we can make no assurances regarding the timing or ultimate outcome of the sales process.

Capital expenditures were $280 million and $264 million for the nine months ended September 30, 2010 and 2009, respectively, including approximately $13 million and $47 million in the same respective periods for construction of a replacement hospital for our East Cooper Regional Medical Center in Mt. Pleasant, South Carolina.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

At September 30, 2010, we had a five-year, $800 million senior secured revolving credit facility, which was scheduled to mature on November 16, 2011. There were no cash borrowings outstanding under the revolving credit facility at September 30, 2010, and we had approximately $185 million of letters of credit outstanding.

In October 2010, we entered into an amended and restated credit agreement that, among other things, extended the term of our existing senior secured revolving credit facility (“Amended Credit Agreement”). The Amended Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The Amended Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for letters of credit. We are in compliance with all covenants and conditions in our Amended Credit Agreement. For additional information regarding the Amended Credit Agreement, see Note 5 of our Condensed Consolidated Financial Statements. Our borrowing availability under the Amended Credit Agreement was $500 million based on our borrowing base calculation as of September 30, 2010.

In August 2010, we sold $600 million aggregate principal amount of 8% senior notes due 2020. The notes will mature on August 1, 2020. We will pay interest on the 8% senior notes semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 2011. The notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes, the obligations of our subsidiaries and any obligations under our Amended Credit Agreement to the extent of the collateral.

Also in August 2010, we repurchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for approximately $835 million, representing approximately $831 million in principal payments and approximately $4 million in accrued and unpaid interest through the dates of purchase. We repurchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 and cash on hand. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $52 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million, representing approximately $43 million in principal payments and less than $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $3 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

For additional information regarding our long-term debt, see Note 6 to the Consolidated Financial Statements in our Annual Report.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

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

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the nine months ended September 30, 2010 and 2009 include $718 million and $694 million, respectively, of net operating revenues and $75 million for both periods of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $285 million of standby letters of credit outstanding and guarantees as of September 30, 2010.

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

Our critical accounting estimates have not changed from the description provided in our Annual Report except as set forth below.

ACCOUNTING FOR INCOME TAXES

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	Cumulative losses in recent years, adjusted for certain nonrecurring items;

•	Income/losses expected in future years;

•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•	The carryforward period associated with the deferred tax assets and liabilities.

Prior to the three months ended September 30, 2010, we had not included projections of future taxable income in the determination of the amount of the required valuation allowance primarily as a result of negative evidence represented by our cumulative losses in recent years. However, during the three months ended September 30, 2010, our judgment about the need for a valuation allowance changed, and we concluded that the valuation allowance could be reduced to $87 million. As a result, the reduction in the valuation allowance of approximately $987 million was recorded as a benefit in the provision for income taxes from continuing operations. Our change in judgment resulted from our assessment that positive evidence outweighed negative evidence thereby resulting in the inclusion of projections of future taxable income in the determination of the amount of the required valuation allowance. The following factors were taken into account in our assessment:

•	Cumulative profits for the three years ended September 30, 2010;

•	Projected profits for the remainder of 2010 as well as for 2011 based on current business plans;

•	Carryforward periods for utilization of federal net operating loss carryovers;

•	Significant improvement in operating performance in 2009 and 2010 as evidenced by:

•	Improved cost controls;

•	Successful renegotiation of managed care contracts on favorable terms;

•	Successful quality control initiatives as reflected by improved clinical outcomes;

•	Successful execution of physician alignment strategies; and

•	Expansion of our outpatient business; and

•	Formulation of strategic initiatives to address uncertainties presented by federal health care reform legislation and health information technology requirements under ARRA.

The remaining $87 million balance in the valuation allowance as of September 30, 2010 is primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2010. The fair values were determined based on quoted market prices for the same or similar instruments. At September 30, 2010, we had no borrowings with variable interest rates.

	Maturity Date, Years Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$2	$67	$58	$217	$60	$3,858	$4,262	$4,501
Average effective interest rates	9.6%	6.9%	6.8%	7.8%	10.2%	10.2%	9.9%

At September 30, 2010, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2010, the net accumulated unrealized gain related to our captive insurance companies’ investment portfolios was approximately $1 million.

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

During the third quarter of 2010, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No significant developments occurred in the legal and regulatory proceedings described in our Annual Report in the three months ended September 30, 2010.

ITEM 6.	EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a) Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(10)	Material Contracts

(a) Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citcorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b) Exchange and Registration Rights Agreement, dated as of August 17, 2010, by and among the Registrant, Barclays Capital Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and Scotia Capital (USA) (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, President and Chief Executive Officer

(b) Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

(101 INS)*	XBRL Instance Document

(101 SCH)*	XBRL Taxonomy Extension Schema Document

(101 CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)*	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)*	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 1, 2010	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)