Form 10-K
period 2010-12-31
TENET HEALTHCARE CORP
filed 2011-02-25
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400

Dallas, TX 75202

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange

Series A Junior Participating Preferred Stock	New York Stock Exchange

6 3/8% Senior Notes due 2011	New York Stock Exchange

6 1/2% Senior Notes due 2012	New York Stock Exchange

7 3/8% Senior Notes due 2013	New York Stock Exchange

9 7/8% Senior Notes due 2014	New York Stock Exchange

9 1/4% Senior Notes due 2015	New York Stock Exchange

6 7/8% Senior Notes due 2031	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2010, there were 485,032,624 shares of common stock, $0.05 par value, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2010, based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day, was approximately $1,870,666,854. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2010 have been deemed affiliates. As of January 31, 2011, there were 485,946,468 shares of common stock outstanding.

Certain information required by Part III is omitted from this Form 10-K. The Registrant will file an amendment to this Form 10-K containing such information in accordance with General Instruction G(3) to Form 10-K.

PART I.

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Tenet Healthcare Corporation is an investor-owned company that operates in one line of business – the provision of health care services through the operation of acute care hospitals and related health care facilities. All of Tenet’s operations are conducted through its subsidiaries and affiliates. Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as “Tenet,” the “Company,” “we” or “us.”

Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment. At December 31, 2010, our subsidiaries operated 49 general hospitals, including four academic medical centers, and a critical access hospital, with a combined total of 13,428 licensed beds, serving primarily urban and suburban communities in 11 states. Of those general hospitals, 45 were owned by our subsidiaries and four were owned by third parties and leased by our subsidiaries. At December 31, 2010, our subsidiaries also operated a long-term acute care hospital and owned or leased and operated 46 medical office buildings, all of which were located on, or nearby, one of our general hospital campuses.

In recent years, we have increased our efforts to expand our outpatient services through organic growth and the acquisition of selected outpatient businesses. At December 31, 2010, our subsidiaries operated 81 free-standing and provider-based diagnostic imaging centers and ambulatory surgery centers in 11 states. We also operate revenue cycle management and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. At December 31, 2010, Conifer provided revenue cycle services to approximately 30 non-Tenet hospitals. In addition, our subsidiaries operated occupational and rural health care clinics, physician practices and captive insurance companies and owned an interest in a health maintenance organization, all of which comprise a minor portion of our business.

We are committed to providing the communities our hospitals and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. To accomplish this mission in the complex and competitive health care industry, our operating strategies, which are discussed in greater detail throughout this report, are to:

•	implement the most current evidence-based medicine techniques to improve the way we provide care, while using productivity tools and efficiency initiatives to reduce variable costs;

•	maintain high standards of ethics and compliance;

•	emphasize higher demand clinical service lines and expand our outpatient services business;

•	improve patient, physician and employee satisfaction;

•	improve recruitment and retention of physicians, as well as nurses and other employees;

•	negotiate favorable contracts with managed care and other commercial payers;

•	increase collections of accounts receivable and increase cash flow to fund improvements at our hospitals;

•	invest in health information technology to improve clinical outcomes, increase operating efficiencies and secure government incentives;

•	expand our revenue cycle management and patient communications services businesses under our Conifer subsidiary; and

•	build or acquire new, or divest existing, facilities as market conditions, operational goals and other considerations warrant.

In addition, we anticipate that we will benefit over time from the provisions of the new federal health care law that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. We adjust our strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the results of our various efforts.

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

Each of the regions and the market described above report directly to our chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

We seek to operate our hospitals in a manner that positions them to compete effectively in an evolving health care environment. To that end, from time to time, we build new hospitals, make strategic acquisitions of hospitals and other health care facilities, and enter into partnerships or affiliations with related health care businesses. In 2010, we opened a newly constructed 140-bed replacement hospital for East Cooper Medical Center in Mount Pleasant, South Carolina, and we resubmitted a proposal to the South Carolina Department of Health and Environmental Control to build a new 100-bed acute care hospital in Fort Mill. In addition, we acquired various outpatient centers in California, Florida, Missouri, New Mexico, South Carolina, Tennessee and Texas during 2010, in furtherance of our efforts to expand our outpatient services business. We also sometimes decide to sell, consolidate or close certain facilities in order to eliminate duplicate services or excess capacity, or because of changing market conditions. In April 2010, we terminated our operating lease for NorthShore Regional Medical Center, which was located in Slidell, Louisiana, and also sold certain of our owned assets at the hospital.

Our general hospitals in continuing operations generated in excess of 97% of our net operating revenues for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environments, economic conditions and demographics of local communities; (2) the number of uninsured and underinsured individuals treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) any unfavorable publicity about us, which impacts our relationships with physicians and patients; (10) changes in health care regulations; and (11) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of our hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Three of our hospitals – St. Louis University Hospital, Hahnemann University Hospital and St. Christopher’s Hospital for Children – offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. Sierra Medical Center and Good Samaritan Medical Center also offer gamma-knife brain surgery; and St. Louis University Hospital offers cyberknife surgery for tumors and lesions nearly anywhere in the body, including in the brain, lung, neck and spine, that may have been previously considered inoperable or inaccessible by radiation therapy. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

With the exception of our 25-bed Sylvan Grove Hospital located in Georgia, which is designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital and which has not sought to be accredited, each of our facilities that is eligible for accreditation is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations) or the American Osteopathic Association (in the case of one hospital). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are, therefore, eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Sylvan Grove Hospital also participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation.

The following table lists, by state, the general hospitals owned or leased and operated by our subsidiaries as of December 31, 2010:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	602	Owned

California
Desert Regional Medical Center(1)	Palm Springs	367	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
John F. Kennedy Memorial Hospital	Indio	156	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
North Shore Medical Center – FMC Campus	Lauderdale Lakes	459	Owned
Palm Beach Gardens Medical Center(2)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	463	Owned
West Boca Medical Center	West Boca Raton	195	Owned

Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital(2)	Roswell	202	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(3)	Jackson	25	Leased

Missouri
Des Peres Hospital	St. Louis	167	Owned
St. Louis University Hospital	St. Louis	356	Owned

Nebraska
Creighton University Medical Center(4)	Omaha	334	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(2)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Hospital	Location	Licensed Beds	Status

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital—Bartlett	Bartlett	100	Owned

Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(5)	Houston	430	Owned
Lake Pointe Medical Center(6)	Rowlett	112	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	351	Owned
Sierra Providence East Medical Center	El Paso	110	Owned

(1)	Lease expires in 2027.
(2)	The current lease terms for Palm Beach Gardens Medical Center, North Fulton Regional Hospital and Frye Regional Medical Center expire in February 2014, but may be renewed through at least February 2039, in each case subject to certain conditions contained in the respective leases.
(3)	Designated by CMS as a critical access hospital. The current lease term for this facility expires in December 2011, but may be renewed through December 2046, subject to certain conditions contained in the lease.
(4)	Owned by a limited liability company in which a Tenet subsidiary owned a 74.06% interest at December 31, 2010 and is the managing member.
(5)	Owned by a limited liability company in which a Tenet subsidiary owned an 86.18% interest at December 31, 2010 and is the managing member.
(6)	Owned by a limited liability company in which a Tenet subsidiary owned a 94.59% interest at December 31, 2010 and is the managing member.

As of December 31, 2010, the largest concentrations of licensed beds in our general hospitals were in Florida (25.9%), Texas (19.5%) and California (17.3%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected. None of our individual hospitals represented more than 5% of our net operating revenues for the year ended December 31, 2010, and only one represented more than 5% (approximately 5.4%) of our total assets, excluding goodwill and intercompany receivables, at December 31, 2010.

The following table presents the number of hospitals operated by our subsidiaries, as well as the total number of licensed beds at those facilities, at December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Total number of facilities(1)	50	51	54
Total number of licensed beds(2)	13,428	13,601	14,352

(1)	Includes all general hospitals and our critical access facility, as well as one facility at December 31, 2009 and four facilities at December 31, 2008 that are classified in discontinued operations for financial reporting purposes as of December 31, 2010.
(2)	Information regarding utilization of licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PROPERTIES

Description of Real Property. The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2010 are set forth in the table beginning on page 3. At December 31, 2010, our subsidiaries also operated 46 medical office buildings, all of which were located on, or nearby, one of our general hospital campuses. Of those medical office buildings, 36 were owned by our subsidiaries and 10 were owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. We have other corporate administrative offices in Anaheim, California and Coral Springs, Florida. One of our subsidiaries leases our corporate headquarters space under an operating lease agreement that expires in December 2019. Other subsidiaries lease the space for our offices in Anaheim and Coral Springs under operating lease agreements. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

Obligations Relating to Real Property. As of December 31, 2010, we had approximately $4 million of outstanding loans secured by property and equipment, and we had approximately $2 million of capital lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

Regulations Affecting Real Property. We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act, and various environmental laws and regulations.

The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. In general, we are required to meet these standards by December 31, 2012, subject to a two-year extension for hospital projects that are underway in advance of that date. In November 2007, the California Building Standards Commission adopted regulations permitting the use of a new computerized evaluation tool for determining how at risk hospital buildings are of collapse in an earthquake, and the use of this new tool has resulted in fewer hospitals requiring retrofitting by the 2012 deadline. We currently estimate spending a total of approximately $31 million (of which approximately $27 million was spent prior to January 1, 2011) to comply with the requirements under California’s seismic regulations compared to our estimate as of December 31, 2009 of approximately $80 million. Our current estimated seismic costs are considerably lower than previous estimates because a number of our hospitals have been evaluated as having reduced risk using the new evaluation tool. There may be further reductions to our estimated seismic costs as the State of California completes its review of our other hospitals. Our total estimated seismic expenditure amount has not been adjusted for future inflation. In addition to safety standards, over time, hospitals must also meet performance standards meant to ensure that they are generally capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must meet seismic performance standards by 2030 to remain open. To date, we have conducted engineering studies and developed compliance plans for all of our California facilities. At this time, all of our general acute care hospitals in California are in compliance with all current seismic requirements.

The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Certain of our facilities are subject to a negotiated consent decree involving disability access as a result of a class action lawsuit. In accordance with the terms of the consent decree, our facilities have agreed to implement disability access improvements, but have not admitted that they have engaged in any wrongful action or inaction. Through December 31, 2010, we spent approximately $28 million on corrective work at our facilities, and we expect to spend approximately $98 million more on such improvements over the next five years.

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

At December 31, 2010, the approximate number of our employees (of which approximately 24% were part-time employees) was as follows:

General hospitals and related health care facilities(1)	55,930
Administrative offices	675

Total	56,605

(1)	Includes employees whose employment related to the operations of our general hospitals, critical access facility, long-term acute care hospital, outpatient surgery centers, diagnostic imaging centers, occupational and rural health care clinics, physician practices, collection agency subsidiary and other health care operations.

At December 31, 2010, the largest concentrations of our employees (excluding those in our administrative offices, but including those at our general hospitals and related health care facilities) were in those states where we had the largest concentrations of licensed hospital beds, as shown in the table below:

	% of employees	% of licensed beds
Florida	20.8%	25.9%
California	20.7%	17.3. %
Texas	16.6%	19.5%

Union Activity and Labor Relations. At December 31, 2010, approximately 20% of the employees at our hospitals and related health care facilities were represented by various labor unions. To date, labor unions represent registered nurses, service and maintenance workers, and other employees at 15 of our general hospitals, the majority of which are in California. We are in the process of renegotiating the collective bargaining agreements for nearly all of these facilities. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. Furthermore, there is a possibility that strikes could occur during the renegotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

In addition, we have separate “peace accords,” which expire in December 2011, with two labor unions that provide each union with limited access to attempt to organize certain of our employees and set forth specific guidelines for the parties to follow with respect to organizing activities. Under the current terms of the peace accords, up to 10 of our general hospitals may be subject to union organizing activities in 2011. In addition, certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization attempts. We are unable to predict the outcome of union organizing activities by labor unions and employees at this time.

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

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience salary, wage and benefit pressures created by the shortage of experienced nurses throughout the country and state-mandated nurse-staffing ratios, particularly in California. In response, we have increased our efforts to recruit and retain experienced nurses and also to address workforce development with local schools of nursing. We expect that 26 of our hospitals will participate in the VersantTM RN Residency Program in 2011 by providing an 18- to 22-week residency program for new nursing school graduates to help ease the transition from student to professional practicing nurse, give nurses evidence-based experience and skills needed to increase their competency and confidence, reduce first-year nurse turnover and decrease the use of contract labor.

COMPETITION

In general, competition among health care providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to: (1) the scope, breadth and quality of services a hospital offers to its patients and physicians; (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital; (3) nurses and other health care professionals employed by the hospital or on the hospital’s staff; (4) the hospital’s reputation; (5) its managed care contracting relationships; (6) its location and the location and number of competitive facilities and other health care alternatives; (7) the physical condition of the hospital’s buildings and improvements; (8) the quality, age and state-of-the-art of its medical equipment; (9) its parking or proximity to public transportation; (10) the length of time it has been a part of the community; and (11) the charges for its services. In addition, tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. We also face increasing competition from physician-owned specialty hospitals and freestanding diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel.

Overall, our general hospitals and other health care businesses operate in highly competitive environments, and we believe the declines we have experienced in patient volumes over the last several years can be attributed, in part, to increased competition for physicians and patients. We continue to take steps to address competition and increase patient volumes; however, due to the concentration of our hospitals in California, Florida and Texas, we may not be able to mitigate some factors, including local demographics and weather conditions, that affect patient volumes. Broadly speaking, we attract physicians by striving to equip our hospitals with technologically advanced equipment and quality physical plant, properly maintaining the equipment and physical plant, providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. One of our specific initiatives is our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals and an increased number of our affiliated physicians in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative (“TGI”) has resulted in some reductions in unprofitable service lines in several locations. However, the de-emphasis or elimination of certain unprofitable service lines as a result of our TGI analysis will allow us to focus more resources on services that are in higher demand and are more profitable.

Our Commitment to Quality initiative and Medicare Performance Initiative are further helping position us competitively. We continue to work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the new federal health care law that tie payments to quality measures, establish a value-based purchasing system and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Further, each hospital has a local governing board, consisting primarily of community members and physicians, that develops short-term and long-term plans for the hospital to foster a desirable medical environment. Each local governing board also reviews and approves, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with our hospitals at any time, we believe that by striving to maintain and improve the quality of care at our hospitals and by maintaining ethical and professional standards, we will attract and retain qualified physicians with a variety of specialties.

HEALTH CARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

In March 2010, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) into law. The new law will result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment. However, we expect that several provisions of the Affordable Care Act, including those described below, will have a material effect on our business.

Public Program Reforms. The Affordable Care Act expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

•

negative adjustments to the annual input price index, or “market basket,” updates for Medicare’s inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” beginning in 2011; and

•	reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines.

Any reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

In addition, the Affordable Care Act contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying Medicare severity-adjusted diagnosis-related group if a selected HAC was not present on admission. Effective July 1, 2011, the Affordable Care Act will likewise prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year (“FFY”) 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during FFYs beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions. Separately, under a Medicare value-based purchasing program that will be launched in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Affordable Care Act directs CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement.

The Affordable Care Act also contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The Affordable Care Act expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

Health Insurance Market Reforms. The Affordable Care Act contains provisions, which do not become effective until 2014, requiring individuals to obtain, and employers to provide, insurance coverage. In addition, the law requires states to establish a health insurance exchange. The Affordable Care Act also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage (“Plans”):

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

It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Affordable Care Act will have on our ability to negotiate reimbursement increases.

The Affordable Care Act also contains a number of other additional provisions, including provisions relating to the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments, Section 1877 of the Social Security Act (commonly referred to as the “Stark” law), and qui tam or “whistleblower” actions, each of which is described in detail below, as well as provisions regarding:

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

Many of the law’s provisions will not take effect for months or several years, while others became effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, the Affordable Care Act remains the subject of significant debate and efforts to repeal, block or amend the law by Congress and many state legislatures. Finally, a number of state attorneys general and other parties have filed legal challenges to the Affordable Care Act seeking to block its implementation on constitutional grounds. Some federal district court judges have issued rulings declaring all or key parts of the Affordable Care Act unconstitutional, including the mandate that individuals purchase insurance, while several other federal courts have upheld the law. It is expected that the United States Supreme Court will ultimately review the law and issue a final ruling on its constitutionality.

Because of the many variables involved, we are unable to predict with certainty the net effect on us of the reductions in Medicare and Medicaid spending, the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, we are unable to predict the future course of federal, state and local health care regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. The Affordable Care Act amended the Anti-kickback Statute to provide that knowledge of the law or the intent to violate the law is not required. Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. In addition, under the Affordable Care Act, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs. In addition, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another.

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

The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. Many states have adopted similar self-referral statutes, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the Affordable Care Act’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

In accordance with our compliance program and our corporate integrity agreement with the federal government, which are described in detail under “Compliance Program” below, we have policies and procedures in place concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes.

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

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. The operational mission of the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”) is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting the health care industry, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Health care providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act (“FCA”), which allows private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with the new health insurance exchanges to be created by the legislation, if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the health care industry, we are subject to qui tam actions from time to time; however, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

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

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to ensure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. The Social Security Act established the Utilization and Quality Control Peer Review

Organization program, now known as the Quality Improvement Organization (“QIO”) program, to promote the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries and to ensure that those services are reasonable and necessary. CMS administers the QIO program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to ensure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2010, we operated hospitals in seven states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position.

ENVIRONMENTAL MATTERS

Our health care operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with laws and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather or climate change events affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws and regulations, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows.

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

COMPLIANCE PROGRAM

General. We maintain a multi-faceted corporate and hospital-based compliance program that is designed to help our corporate and hospital staff meet or exceed applicable standards established by federal and state laws and regulations and industry practice. We established an independent compliance department in 2003 to manage compliance-related functions previously managed by our law department. To ensure the independence of the compliance department, the following measures were implemented:

•	the compliance department has its own operating budget;

•	the compliance department has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and

•	our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

The quality, compliance and ethics committee of our board of directors has approved an updated ethics and compliance program charter that furthers our goal of fostering and maintaining the highest ethical standards, and valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy. The primary focus of the program is compliance with the requirements of the Medicare and Medicaid programs and other government healthcare programs. Pursuant to the terms of the charter, the compliance department is responsible for the following activities: (1) drafting company policies and procedures related to ethics and compliance issues; (2) developing and providing compliance-related education and training to all of our employees and, as appropriate, directors, contractors, agents and staff physicians; (3) creating and disseminating our Standards of Conduct; (4) monitoring, responding to and resolving all ethics and compliance-related issues; (5) ensuring that we take appropriate corrective and disciplinary action when noncompliant or improper conduct is identified; and (6) measuring compliance with our policies and legal and regulatory requirements related to federal health care programs and our corporate integrity agreement described below.

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

•

provide a variety of general and specialized compliance training to our employees, contractors and physicians we employ or who serve as medical directors and/or serve on our hospitals’ governing boards; and

•

engage independent outside entities (“IROs”) to provide reviews of compliance and effectiveness in five areas – Medicare outlier payments, diagnosis-related group claims, unallowable costs, physician financial arrangements and clinical quality systems. Because the IRO we engaged to review our compliance and effectiveness with respect to diagnosis-related group claims identified very few coding errors in the first three annual reporting periods of the CIA, we requested and the OIG agreed that for the fourth reporting period of the CIA, the IRO would instead review Medicare inpatient admissions ranging from zero to two days.

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

The full text of our Standards of Conduct, and a number of our ethics and compliance policies and procedures, are published on our website, at www.tenethealth.com, under the “Ethics and Compliance” caption in the “About” section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary. Information about how to contact our corporate secretary is set forth under “Company Information” below.

PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance. We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2009 through March 31, 2010 and April 1, 2010 through March 31, 2011, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self-insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on actuarial estimates of losses and related expenses. Also, we provide standby letters of credit to certain of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self-insured retentions under a selected number of our professional and general liability insurance programs.

EXECUTIVE OFFICERS

The names, positions and ages of our executive officers, as of February 18, 2011, are as follows:

	Position	Age
Trevor Fetter	President and Chief Executive Officer	51
Stephen L. Newman, M.D.	Chief Operating Officer	60
Biggs C. Porter	Chief Financial Officer	57
Gary Ruff	Senior Vice President, General Counsel and Secretary	51
Cathy Fraser	Senior Vice President, Human Resources	46

Mr. Fetter was named Tenet’s president in November 2002 and was appointed chief executive officer and a director in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc., a provider of cost management services to hospitals that was founded by Tenet and several other major health care providers. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and health care industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds an M.B.A. from Harvard Business School and a bachelor’s degree in economics from Stanford University. Mr. Fetter is a member of the board of directors of The Hartford Financial Services Group, Inc. He is also the immediate past chair and trustee of the Federation of American Hospitals.

Dr. Newman was appointed chief operating officer in January 2007. From March 2003 through December 2006, he served as chief executive officer of our California region. He joined Tenet in February 1999 as vice president, operations, of our former three-state Gulf States region and, in June 2000, he was promoted to senior vice president, operations, of that region. From April 1997 until he came to Tenet, Dr. Newman served in various executive positions at Columbia/HCA Inc., most recently as president of that company’s three-hospital Louisville Healthcare Network. From August 1990 to March 1997, he was senior vice president and chief medical officer of Touro Infirmary in New Orleans. Prior to 1990, Dr. Newman was both associate professor of pediatrics and medicine at Wright State University School of Medicine in Dayton, Ohio, and director of gastroenterology and nutrition support at Children’s Medical Center, also in Dayton. Dr. Newman holds a medical degree from the University of Tennessee, an M.B.A. from Tulane University and a bachelor’s degree from Rutgers University. He completed his internship, residency and fellowship at Emory University School of Medicine. He also completed the Advanced Management Program at the University of Pennsylvania’s Wharton School of Business. Dr. Newman is a member of the board of directors of the Federation of American Hospitals and serves as a member of the Labor, Education and Healthcare Advisory Committee of the Federal Reserve Bank of Atlanta.

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

COMPANY INFORMATION

Tenet Healthcare Corporation was incorporated in the State of Nevada in 1975. We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

Our website, www.tenethealth.com, also offers, free of charge, access to our annual, quarterly and current reports (and amendments to such reports) and other filings made with, or furnished to, the SEC as soon as reasonably practicable after such documents are submitted to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Inquiries directed to our corporate secretary may be sent to Corporate Secretary, Tenet Healthcare Corporation, P.O. Box 139003, Dallas, Texas 75313-9003 or by e-mail at CorporateSecretary@tenethealth.com.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors – many of which we are unable to predict or control – that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A, Risk Factors, of this report and the following:

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	Changes in our business strategies or development plans;

•	The ultimate resolution of claims, lawsuits and investigations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services;

•	Various factors that may increase supply costs;

•	The soundness of our investments in marketable securities and other instruments;

•	Adverse fluctuations in interest rates and other risks related to interest rate swaps or any other hedging activities we undertake;

•

Future actions by Community Health Systems, Inc. in connection with its unsolicited proposal to acquire the Company, as well as the other risks associated with the unsolicited acquisition proposal described in Item 1A, Risk Factors, below;

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

Our business is subject to a number of risks and uncertainties – many of which are beyond our control – that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in the following risks were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected. Additional risks and uncertainties not presently known, or that we currently deem immaterial, may also negatively affect our business and operations. In either case, the trading price of our common stock could decline and our shareholders could lose all or part of their investment.

If we are unable to enter into and retain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenues during the year ended December 31, 2010 was $5.0 billion, which represented approximately 56% of our total net patient revenues. Approximately 63% of our managed care net patient revenues for the year ended December 31, 2010 was derived from our top ten managed care payers. In the year ended December 31, 2010, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 72% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2010, approximately 57% of our net accounts receivable were due from managed care payers.

Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, managed care payers are continuing to demand discounted fee structures, and the trend toward consolidation among these payers tends to increase their bargaining power. In some cases, commercial managed care payers rely on all or portions of Medicare’s severity-adjusted diagnosis-related group system to determine payment rates, which could result in decreased reimbursement from some of these payers if levels of payments to health care providers or payment methodologies under the Medicare program are changed. Other changes to government health care programs, such as the increased obligations on managed care payers imposed by the Affordable Care Act, may negatively impact payments from managed care payers and our ability to negotiate reimbursement increases. Any material reductions in the contracted rates we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows.

We cannot predict with certainty the effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

As enacted, the Affordable Care Act will change how health care services are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Florida and Texas, where nearly half of our licensed beds are currently located. On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities, and we are unable to predict the timing and impact of such changes at this time. It is also possible that implementation of the Affordable Care Act could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.

Further changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

For the year ended December 31, 2010, approximately 23.9% of our net patient revenues were received from the Medicare program, and approximately 8.7% of our net patient revenues were received from various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.

Moreover, the current economic downturn has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs and the Children’s Health Insurance Program in several of the states in which we operate. Most states began a new fiscal year on July 1, 2010 and, although most addressed projected shortfalls in their final budgets, some states are facing mid-year budget gaps. Any shortfalls, now or in the future, whether as a result of the economic downturn, the expansion of Medicaid coverage under the Affordable Care Act or otherwise, could result in additional reductions to Medicaid payments or additional taxes on hospitals. Further, many states have adopted, or are considering, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

In general, we are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business continues to be adversely affected by a high volume of uninsured and underinsured patients, as well as declines in commercial managed care patients.

Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with increased burdens of co-payments and deductibles due to changes in their health care plans. As a result, we continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients as a result of the Affordable Care Act or otherwise, the trend of higher co-payments and deductibles reverses, or the economy improves and unemployment rates decline, we anticipate this high level of uncollectible accounts to continue or increase. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care program.

Over the past several years, we have experienced declines in our commercial managed care volumes, which in the aggregate generate substantially higher yields than Medicare and Medicaid volumes. The declines in our commercial managed care volumes are due, in part, to the related effects of higher unemployment and reductions in commercial managed care enrollment. In addition, we believe our commercial managed care volumes may have been adversely impacted by the expiration of federal subsidies for those unemployed individuals and their family members who have been receiving subsidized continued health insurance coverage under their former employers’ health plans.

We operate in a highly competitive industry, and competition is one reason for declines we may experience in patient volumes.

Overall, our general hospitals and other health care businesses operate in highly competitive environments, and we believe the declines we have experienced in patient volumes over the last several years can be attributed, in part, to increased competition for physicians and patients. Generally, other hospitals in the local communities we serve provide services similar to those offered by our hospitals. Some of the facilities that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding surgery, diagnostic and imaging centers for market share in high margin services and for quality physicians and personnel. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, our patient volume levels may suffer.

If we are unable to recruit and retain an appropriate number of quality physicians on the medical staffs of our hospitals, our business may suffer.

The success of our business depends in significant part on the number, quality and specialties of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we operate some physician practices and, where permitted by law, employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are forcing them to consider alternatives, including relocating their practices or retiring sooner than expected. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

Our operations depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, pharmacists and lab technicians, as well as our employed physicians. We compete with other health care providers in recruiting and retaining physicians and qualified management responsible for the daily operations of our hospitals. In addition, like others in the health care industry, we continue to experience a shortage of experienced nurses in certain key specialties and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced nurses or hire more expensive temporary or contract personnel. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2010, approximately 20% of the employees at our hospitals and related health care facilities were represented by various labor unions. To date, labor unions represent employees at 15 of our general hospitals, and we are in the process of renegotiating the collective bargaining agreements for nearly all of these facilities. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. Moreover, there is a possibility that strikes could occur during the renegotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. In addition, under the current terms of the peace accords we have with two labor unions, up to 10 of our general hospitals may be subject to union organizing activities in 2011, and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization attempts. We are unable to predict the outcome of union organizing activities by labor unions and employees at this time; however, to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

Our licensed hospital beds are heavily concentrated in certain market areas in Florida, Texas and California, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

As of December 31, 2010, the largest concentrations of licensed beds in our general hospitals were in Florida (25.9%), Texas (19.5%) and California (17.3%). These concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Furthermore, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In the past, hurricanes have had a disruptive effect on the operations of our hospitals in Florida and Texas and the patient populations in those states. Our California operations could be adversely affected by a major earthquake or wildfires in that state. Moreover, we currently expect to spend a total of approximately $31 million (unadjusted for inflation) to comply with the requirements of California’s seismic regulations for hospitals, of which approximately $27 million was spent prior to January 1, 2011.

Our business and financial results could be harmed by violations of existing regulations or compliance with new or changed regulations.

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in material violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. Even the public announcement that we are being investigated for possible violations of these laws could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

The current economic downturn and other economic factors have impacted, and may continue to impact, our business, financial condition and results of operations.

We continue to be impacted by a number of industry-wide challenges, including declines in patient volumes and high levels of bad debt. We believe factors associated with the current economic downturn – including higher levels of unemployment, reductions in commercial managed care enrollment, and patient decisions to postpone or cancel elective and non-emergency health care procedures – have had some impact on our volumes and have affected our ability to collect outstanding receivables. If industry trends or general economic conditions worsen, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. The current economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under our senior secured revolving credit facility, causing them to fail to meet their obligations to us.

Trends affecting our actual or anticipated results may lead to charges that would adversely affect our results of operations.

As a result of factors that have affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could adversely affect our results of operations.

The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2010, we had approximately $4.0 billion of total long-term debt, as well as approximately $181 million in standby letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

The terms and conditions in our senior secured revolving credit agreement and the indentures governing our outstanding senior notes, and our payment obligations under these agreements, could have important consequences to our business and to holders of our securities, including the following:

•

Our credit agreement and the indentures contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. Our credit agreement also requires us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. The indentures governing our outstanding senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately.

•

We may be more vulnerable in the event of a deterioration in our business, in the health care industry or in the economy generally, or if federal or state governments set further limitations on reimbursement under the Medicare or Medicaid programs.

•

We may be required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which could reduce the amount of funds available for our operations, capital expenditures or acquisitions.

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreement and the indentures governing our outstanding senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The unsolicited acquisition proposal we received in November 2010 and the proxy contest initiated in January 2011 may require the expenditure of significant time and resources and create uncertainty that could adversely affect our business.

On November 12, 2010, we received an unsolicited proposal from Community Health Systems, Inc. (“Community”) to acquire all outstanding shares of Tenet Healthcare Corporation for $6.00 per share in cash and stock. Our board of directors, after carefully evaluating the proposal made by Community and after consultation with our financial and legal advisors, unanimously determined that Community’s proposal was not in the best interests of the Company or our shareholders. On January 14, 2011, Community initiated a proxy contest by nominating 10 candidates for election to our board of directors at our 2011 annual meeting of shareholders. Community’s offer and the proxy contest may create uncertainty for our employees, which could adversely affect our ability to retain key employees and hire new talent. Community’s actions may also create uncertainty for current and potential business partners, which could cause them to terminate, or not to renew or enter into, arrangements with us. Furthermore, the proxy contest may require the expenditure of significant time and resources by the Company and our management. In addition, the Company and our board of directors are defendants in six purported shareholder class action complaints relating to Community’s proposal as more fully described in Item 3, Legal Proceedings, of this report. These lawsuits or any future similar or related lawsuits may become time consuming and expensive. In general, all of these consequences, alone or in combination, may harm our business.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Because of net operating losses we have experienced for federal income tax purposes, at December 31, 2010, we had federal net operating loss (“NOL”) carryforwards of approximately $2.2 billion pretax available to offset future taxable income. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards or tax credit carryforwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carryforwards or tax credit carryforwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe that we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of February 18, 2011; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders, the conversion of our outstanding mandatory convertible preferred stock and new issuances of stock by us, should we choose to do so. In January 2011, our board of directors adopted a Section 382 rights agreement as a measure intended to deter such ownership changes in order to preserve our NOL carryforwards. The Section 382 rights agreement may not prevent an ownership change, however. In addition, while the Section 382 rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some shareholders might receive a premium above market value. It could also adversely affect the liquidity of the market for our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The disclosure required under this Item is included in Item 1, Business, of this report.

ITEM 3.	LEGAL PROCEEDINGS

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

SHAREHOLDER SUITS

In December 2010 and January 2011, six purported shareholder class action complaints were filed against the Company and our board of directors, each ostensibly brought on behalf of all Tenet shareholders who allegedly have been or will be harmed by the actions or inactions of our board of directors in response to the unsolicited acquisition proposal we received from Community in November 2010. The six actions are: Martin Weber, et al. v. Edward A. Kangas, et al., filed on December 10, 2010 in the First Judicial Court of the State of Nevada in and for the County of Carson City; Max Katz, et al. v. Trevor Fetter, et al., filed on December 17, 2010 in County Court at Law No. 3 in Dallas County, Texas; Margaret O’Connell, et al. v. Tenet Healthcare Corporation, et al., filed on December 23, 2010 in County Court at Law No. 2 in Dallas County, Texas; Christine McGee, et al. v. Tenet Healthcare Corporation, et al., filed on December 29, 2010 in County Court at Law No. 1 in Dallas County, Texas; Louisiana Municipal Police Employees’ Retirement System, et al. v. John Ellis Bush, et al., filed on January 12, 2011 in the Second Judicial Court of the State of Nevada in and for the County of Washoe; and Indiana Electrical Workers Pension Trust Fund IBEW, et al. v. John Ellis Bush, et al., filed on January 27, 2011 in County Court at Law No. 4 in Dallas County, Texas. The complaint in each of these actions generally alleges that the members of our board of directors breached their fiduciary duties by their actions and inactions in response to Community’s proposal and that the Company aided and abetted the actions of the individual directors. In general, each of the plaintiffs seeks injunctive relief prohibiting the Company and our board of directors from implementing defensive measures, such as poison pills, in response to Community’s proposal, seeks rescission of defensive measures already adopted, or both. The Company and our board of directors believe that each of these actions is without merit and intend to vigorously defend against each of these actions.

GOVERNMENTAL REVIEWS

Certain of our hospitals are parties to the following regulatory reviews, each of which has been previously reported. Our analysis of several of these matters is still ongoing, and we are unable to predict the timing and outcome of these reviews at this time.

•

Inpatient Rehabilitation Facilities Review. Pursuant to our corporate integrity agreement, we notified the Office of Inspector General in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the Department of Justice, which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton before it determines if its review should extend to our other inpatient rehabilitation units. That examination was completed and presented to the government in March 2010. We continue to fully cooperate with the DOJ and the OIG regarding their review.

•

Kyphoplasty Review. The DOJ, through the U.S. Attorney’s Office in the Western District of New York, in conjunction with the OIG, has contacted a number of hospitals, including several of our hospitals, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The government requested the information in connection with its review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis. We continue to fully cooperate with the government regarding its review.

•

Review of Florida Medical Center’s Partial Hospitalization Program. In February 2009, the fiscal intermediary for our Florida Medical Center began a probe review of the group billing practices of that facility’s partial hospitalization program, a psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis. We also examined the records reviewed by the fiscal intermediary and independently determined that patients had multiple outpatient admissions with lengths of stay longer than expected for this program. As a result of our review of this matter, we closed the program and, pursuant to our CIA, notified the OIG about our findings in June 2009. In November 2010, we submitted this matter into the OIG’s voluntary self-disclosure protocol. We continue to fully cooperate with the government regarding its review.

•

Review of ICD Implantation Procedures. In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the date of the letter. The government is seeking this information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. In September 2010, the DOJ notified us that it also intends to review records and documents from a number of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well. We continue to fully cooperate with the government regarding its review; to date, the DOJ has not asserted any claim against our hospitals.

WAGE AND HOUR ACTIONS

As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation (which was filed June 2003) and Tien, et al. v. Tenet Healthcare Corporation (which was filed in May 2004). The plaintiffs in both cases allege that our hospitals violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks, rest periods and the payment of compensation for meal breaks or rest periods not taken. The complaint in the Tien case also alleges that we have improperly “rounded off” time entries on timekeeping records and that our pay stubs do not include all information required by California law. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees.

The plaintiffs in the McDonough and Tien cases filed motions, which we opposed, to certify these actions on behalf of virtually all nonexempt employees of our California hospital subsidiaries, as separated into four classes (and one subclass) based on the specific claims at issue. The plaintiffs’ requests for class certification were initially granted in part and denied in part in June 2008. However, we filed a motion for reconsideration of the court’s class certification ruling and, in November 2008, the court issued a reconsidered ruling denying class certification with respect to all of the plaintiffs’ claims except the claim relating to one subclass that the plaintiffs voluntarily dismissed in December 2008. The plaintiffs subsequently filed a notice of appeal of the court’s decision in February 2009. Oral arguments in the appeal were held on January 26, 2011 and, on February 16, 2011, the court of appeal affirmed the lower court’s November 2008 ruling.

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

In September 2008, class certification was granted in two of the suits – Preston, et al. v. Tenet HealthSystem Memorial Medical Center, Inc., et al. and Husband et al. v. Tenet HealthSystem Memorial Medical Center, Inc., et al. In her order, the judge certified a class of all persons at Memorial Medical Center between August 29 and September 2, 2005, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at the hospital, excluding employees, during that time. Our appeals of the class certification ruling were exhausted in December 2009 when the Supreme Court of Louisiana denied our writ of certiorari. The Civil District Court for the Parish of Orleans will administer the class proceedings. A trial of “bellwether plaintiffs’ claims” (which is a set of plaintiffs’ claims deemed representative of claims by all class members) is currently scheduled to begin in March 2011. The class certification hearing in the remaining case – Dunn, et al. v. Tenet Mid-City Medical, L.L.C. (formerly d/b/a Lindy Boggs Medical Center), et al., which was also filed in the Civil District Court for the Parish of Orleans – has been postponed and not rescheduled at the request of the plaintiffs’ attorneys. We are unable to predict the ultimate resolution of these lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

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

Common Stock. Our common stock is listed on the New York Stock Exchange under the symbol “THC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE:

	High	Low
Year Ended December 31, 2010
First Quarter	$6.46	$4.92
Second Quarter	6.44	4.34
Third Quarter	4.78	3.92
Fourth Quarter	6.86	3.96
Year Ended December 31, 2009
First Quarter	$1.48	$0.78
Second Quarter	4.08	1.04
Third Quarter	6.07	2.57
Fourth Quarter	6.39	4.52

On February 18, 2011, the last reported sales price of our common stock on the NYSE composite tape was $7.01 per share. As of that date, there were approximately 12,096 holders of record of our common stock. Our transfer agent and registrar is The Bank of New York Mellon. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (800) 524-4458.

Cash Dividends on Common Stock. We have not paid cash dividends on our common stock since the first quarter of fiscal 1994, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and development of our business. In addition, our senior secured revolving credit agreement contains provisions that limit or prohibit the payment of cash dividends on our common stock.

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Health Care Composite Index is a group of 51 companies involved in a variety of healthcare-related businesses. Because the Standard & Poor’s Health Care Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Health Management Associates, Inc. (HMA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).

Performance data assumes that $100.00 was invested on December 31, 2005 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10

Tenet Healthcare Corporation	$100.00	$90.99	$66.32	$15.01	$70.37	$87.34
S&P 500	$100.00	$115.80	$122.16	$76.96	$97.33	$111.99
S&P Health Care	$100.00	$107.53	$115.22	$88.94	$106.46	$109.55
Peer Group	$100.00	$98.84	$76.57	$32.83	$84.26	$104.78

ITEM 6.	SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2006 through 2010:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions, Except Per-Share Amounts)
Net operating revenues	$9,205	$9,014	$8,585	$8,083	$7,676
Operating expenses:
Salaries, wages and benefits	3,900	3,857	3,779	3,617	3,440
Supplies	1,577	1,569	1,511	1,401	1,357
Provision for doubtful accounts	740	697	628	555	487
Other operating expenses, net	1,938	1,909	1,928	1,852	1,761
Depreciation and amortization	394	386	371	336	314
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	10	27	16	36	312
Hurricane insurance recoveries, net of costs	—	—	—	(3)	(14)
Litigation and investigation costs, net of insurance recoveries	12	31	41	13	766

Operating income (loss)	634	538	311	276	(747)
Interest expense	(424)	(445)	(418)	(419)	(408)
Gain (loss) from early extinguishment of debt	(57)	97	—	—	—
Investment earnings	5	—	22	47	62
Net gain on sales of investments	—	15	139	—	5

Income (loss) from continuing operations, before income taxes	158	205	54	(96)	(1,088)
Income tax benefit	977	23	25	61	258

Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$1,135	$228	$79	$(35)	$(830)

Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$2.28	$0.44	$0.15	$(0.08)	$(1.76)

Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$2.01	$0.43	$0.15	$(0.08)	$(1.76)

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

BALANCE SHEET DATA

	December 31,
	2010	2009	2008	2007	2006
	(In Millions)
Working capital (current assets minus current liabilities)	$586	$689	$760	$512	$1,100
Total assets	8,500	7,953	8,174	8,393	8,539
Long-term debt, net of current portion	3,997	4,272	4,778	4,771	4,760
Total equity	1,819	697	147	88	298

CASH FLOW DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions)
Net cash provided by (used in) operating activities	$472	$425	$208	$326	$(462)
Net cash used in investing activities	(420)	(125)	(274)	(520)	(379)
Net cash provided by (used in) financing activities	(337)	(117)	1	(18)	252

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per patient day and per visit amounts). This information should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•	Management Overview

•	Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recently Issued Accounting Standards

•	Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

California Provider Fee Program Approved—In January 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued the final required federal approval of California’s program to impose a provider fee on hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals in the state. The program was enacted to provide supplemental Medi-Cal payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association, we estimate that revenues under the program, net of provider fees and other expenses, for our California hospitals will be approximately $64 million for the full 21-month period of the plan. We will recognize the approximately $64 million of net revenues in the three months ending March 31, 2011.

STRATEGY AND TRENDS

We are committed to providing the communities our hospitals and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the following strategies and managing the following trends.

Core Business Strategy—At December 31, 2010, our subsidiaries operated 49 general hospitals, including four academic medical centers, and a critical access hospital, with a combined total of 13,428 licensed beds, serving primarily urban and suburban communities in 11 states. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to be competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Commitment to Quality—Through our Commitment to Quality initiative and Medicare Performance Initiative, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie payments to quality measures, establish a value-based purchasing system and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the year ended December 31, 2010, we derived approximately 32% of our revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. During the year ended December 31, 2010, we acquired various outpatient centers in California, Florida, Missouri, New Mexico, South Carolina, Tennessee and Texas. We also intend to focus on acquiring hospitals and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisition, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Affordable Care Act that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the precise impact of the Affordable Care Act on our future results of operations, and while there will be some reductions in reimbursement rates, which began in 2010, we anticipate, based on the current timetable for implementing the law, that we could begin to receive reimbursement for caring for uninsured and underinsured patients as early as 2014. We believe we are well-positioned relative to other health care companies to benefit from extended insurance coverage given the concentration of our operations in California, Florida and Texas, which states historically have higher percentages of uninsured and underinsured patients compared to the national average.

Capturing HIT Incentive Payments and Other Benefits—Based on our current timeframe for achieving compliance with the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”), we expect that the operating costs we currently are incurring to invest in HIT systems will be partially offset beginning in 2012 as we begin to receive Medicare and Medicaid hospital incentive payments provided under ARRA. Moreover, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

Counteracting Declines in Patient Volumes—We continue to experience declines in patient volumes because of the impact of the current economic downturn, increased competition, utilization pressure by managed care organizations and demographic trends. In an effort to increase patient volumes, we continue to focus on physician alignment and satisfaction, targeting our capital spending on critical growth opportunities for our hospitals, emphasizing higher demand clinical service lines (including outpatient lines), implementing new payer contracting strategies, and improving the quality metrics of our hospitals.

General Economic Conditions—We believe that the economic downturn continues to have a negative impact on our bad debt expense levels and patient volumes, reflecting the impact of current high unemployment rates and other depressed economic conditions. However, as the economy recovers, we expect to experience an improvement in these metrics relative to current levels.

Expanding Our Revenue Cycle Management Business—We intend to continue expanding our revenue cycle management and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. At December 31, 2010, Conifer provided revenue cycle services to approximately 30 non-Tenet hospitals. We believe this business has the potential over time to generate higher margins and improve our results of operations.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see Item 1A, Risk Factors, of this report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including decreased volumes, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2010 and 2009 for all of our continuing operations hospitals.

	Three Months Ended December 31,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Total admissions	126,977	129,631	(2.0)%
Paying admissions (excludes charity and uninsured)	118,583	121,239	(2.2)%
Charity and uninsured admissions	8,394	8,392	—%
Admissions through emergency department	74,648	74,778	(0.2)%
Paying admissions as a percentage of total admissions	93.4%	93.5%	(0.1	)%(1)
Charity and uninsured admissions as a percentage of total admissions	6.6%	6.5%	0.1	%(1)
Emergency department admissions as a percentage of total admissions	58.8%	57.7%	1.1	%(1)
Surgeries—inpatient	37,448	38,126	(1.8)%
Surgeries—outpatient	52,411	52,344	0.1%
Total surgeries	89,859	90,470	(0.7)%
Patient days—total	608,890	628,438	(3.1)%
Adjusted patient days(2)	923,219	930,542	(0.8)%
Average length of stay (days)	4.8	4.8	—	(1)
Adjusted patient admissions(2)	194,099	193,279	0.4%

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions declined by 2,654, or 2.0%, in the three months ended December 31, 2010 as compared to the same period in 2009. Three of our four regions and our Philadelphia market reported admissions declines in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Surgeries declined by 0.7% in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. While our emergency department admissions as a percentage of total admissions increased 1.1% in the three months ended December 31, 2010 compared to the same period in the prior year, we believe the current economic conditions have had an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the overall decline in our total admissions. Furthermore, there were 153 flu-related admissions in the three months ended December 31, 2010 as compared to 666 in the same period in 2009, a decline of 77%.

	Three Months Ended December 31,
Outpatient Visits	2010	2009	Increase (Decrease)
Total visits	999,827	971,741	2.9%
Paying visits (excludes charity and uninsured)	900,182	872,228	3.2%
Charity and uninsured visits	99,645	99,513	0.1%
Emergency department visits	359,168	364,663	(1.5)%
Surgery visits	52,411	52,344	0.1%
Paying visits as a percentage of total visits	90.0%	89.8%	0.2	%(1)
Charity and uninsured visits as a percentage of total visits	10.0%	10.2%	(0.2	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

We had an increase of 28,086 total outpatient visits, or 2.9%, in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Our California, Central and Florida regions reported increased outpatient visits, while our Southern States region and our Philadelphia market reported declines in outpatient visits in the three months ended December 31, 2010. The increase in Florida region visits is primarily attributable to the various outpatient centers we acquired in September 2010.

Outpatient surgery visits increased by 0.1% in the three months ended December 31, 2010 as compared to the same period in 2009. Charity and uninsured outpatient visits increased by 0.1% in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

	Three Months Ended December 31,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$2,301	$2,261	1.8%
Revenues from the uninsured	$154	$152	1.3%
Net inpatient revenues(1)	$1,477	$1,481	(0.3)%
Net outpatient revenues(1)	$730	$691	5.6%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $66 million and $61 for the three months ended December 31, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of $88 million and $91 million for the three months ended December 31, 2010 and 2009, respectively.

Net operating revenues increased by $40 million, or 1.8%, for the three months ended December 31, 2010 as compared to the same period in 2009. Unfavorable prior-year cost report adjustments of approximately $3 million reduced net operating revenues in the three months ended December 31, 2010 as compared to favorable adjustments of $6 million in the three months ended December 31, 2009.

Primarily as a result of managed care pricing improvement, including a 1.9% increase in our commercial inpatient acuity and a favorable shift in managed care payer mix, as well as a 2.9% increase in outpatient visits, net patient revenues increased by 1.6% despite the 2.0% decline in total admissions in the three months ended December 31, 2010 as compared to the same period in 2009.

	Three Months Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,632	$11,425	1.8%
Net inpatient revenue per patient day	$2,426	$2,357	2.9%
Net outpatient revenue per visit	$730	$711	2.7%
Net patient revenue per adjusted patient admission(1)	$11,370	$11,238	1.2%
Net patient revenue per adjusted patient day(1)	$2,391	$2,334	2.4%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our managed care contracts and the provision of higher acuity services in the three months ended December 31, 2010 compared to the same period in 2009. The growth in net inpatient revenue per admission of 1.8% was constrained by an unfavorable shift in our total payer mix, including a decline in managed care admissions as a percentage of total admissions in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

	Three Months Ended December 31,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$967	$989	(2.2)%
Supplies	394	394	—%
Other operating expenses	468	479	(2.3)%

Total	$1,829	$1,862	(1.8)%
Rent/lease expense(1)	$35	$38	(7.9)%
Salaries, wages and benefits per adjusted patient day(2)	$1,047	$1,063	(1.5)%
Supplies per adjusted patient day(2)	427	423	0.9%
Other operating expenses per adjusted patient day(2)	507	$515	(1.6)%

Total per adjusted patient day	$1,981	$2,001	(1.0)%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, decreased by 1.0% on a per adjusted patient day basis in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Salaries, wages and benefits per adjusted patient day decreased by 1.5% in the three months ended December 31, 2010 as compared to the same period in 2009. This decrease is primarily due to decreased accruals for annual incentive compensation and discretionary contribution expense of $16 million in the 2009 period for contributions to the 401(k) plan accounts of employees who were not eligible for incentive compensation awards, partially offset by an increase in health benefits costs.

Supplies expense per adjusted patient day increased by 0.9% in the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Supplies expense was unfavorably impacted by the increased use of prostheses and high-cost implants, partially offset by decreases in the cost of pacemakers and pharmaceuticals. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day decreased by 1.6% in the three months ended December 31, 2010 as compared to the same period in 2009. The decrease is primarily due to a $21 million decrease in malpractice expense, a favorable adjustment of $10 million relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents and reductions in consulting costs, property taxes and rent expense as compared to the same period in 2009. The decrease in malpractice expense is significantly attributable to an 80 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, which resulted in a $10 million reduction in malpractice expense in the three months ended December 31, 2010, and improved claims experience. These decreases were partially offset by the effect of lower volumes on operating leverage, increases in the costs of repairs, maintenance and technology service contracts, increased physician relocation costs, increased physician and medical fees, a reduction in information systems and business office costs allocable to discontinued operations, increased costs of contracted services, increased advertising expenses and increased hospital provider taxes, which were substantially offset by additional disproportionate share hospital payments recognized in revenues.

	Three Months Ended December 31,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$191	$181	5.5%
Provision for doubtful accounts as a percentage of net operating revenues	8.3%	8.0%	0.3	%(1)
Collection rate on self-pay accounts(2)	28.3%	30.1%	(1.8	)%(1)
Collection rate from managed care payers	98.4%	98.0%	0.4	%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts increased by $10 million, or 5.5%, in the three months ended December 31, 2010 as compared to the same period in 2009. The increase in provision for doubtful accounts primarily related to a 180 basis point decline in our collection rate on self-pay accounts, increased self-pay revenues and higher pricing.

Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 28.3% as of December 31, 2010 from 30.1% as of December 31, 2009.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $91 million and $93 million in the three months ended December 31, 2010 and 2009, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2010 and 2009 of the following items:

	Three Months Ended December 31		Years Ended December 31,
	2010	2009	2010	2009
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(9)	$(14)	$(10)	$(27)
Litigation and investigation costs	(6)	(18)	(12)	(31)
Gain (loss) from early extinguishment of debt	(2)	—	(57)	97
Gain on sales of investments	—	—	—	15

Pre-tax impact	$(17)	$(32)	$(79)	$54
Deferred tax asset valuation allowance and other tax adjustments	$23	$33	$1,043	$110
Total after-tax impact	$9	$12	$993	$144
Diluted per-share impact of above items	$0.02	$0.03	$1.78	$0.28
Diluted earnings per share, including above items	$0.10	$0.03	$2.01	$0.43

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $405 million at December 31, 2010, an increase of $7 million from $398 million at September 30, 2010.

Significant cash flow items in the three months ended December 31, 2010 included:

•	Interest payments of $89 million;

•	Capital expenditures of $196 million; and

•	$46 million aggregate cash proceeds from the sale of nine medical office buildings in Florida.

Net cash provided by operating activities was $472 million in the year ended December 31, 2010 compared to $425 million in the year ended December 31, 2009. Key negative and positive factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $68 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the year ended December 31, 2010 compared to the year ended December 31, 2009;

•

Lower interest payments of $37 million, primarily due to $23 million of interest payments that were accelerated and paid in the year ended December 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt, as well as payments made as a result of our then existing interest rate swap agreement, which we terminated in November 2009;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the year ended December 31, 2010 compared to $123 million in the year ended December 31, 2009);

•	Net income tax refunds of $34 million received in the year ended December 31, 2010 compared to net income tax payments of $43 million in the year ended December 31, 2009;

•

Lower payments on reserves for restructuring charges and litigation costs of $109 million, primarily due to $81 million of payments in the year ended December 31, 2009 related to our settlement of wage and hour actions;

•	$40 million less cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals;

•

Reduced cash flows of $175 million primarily due to the payment of additional accounts payable at December 31, 2009, other changes in working capital and changes in long-term liabilities, including the following:

•	a $105 million reduction in our professional and general liability reserves primarily due to improved claims experience and claim payments;

•

a $27 million receivable recorded in 2010 for Medicare bad debts that we have claimed or will claim on our Medicare cost reports, a substantial portion of which is expected to be collected in 2011; and

•

a $10 million receivable recorded in 2010 that we expect to collect in 2011 relating to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents; and

•	$39 million we received in the year ended December 31, 2009 under our then existing interest rate swap agreement, which we terminated in November 2009.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2010	2009	2008
Medicare	23.9%	25.0%	25.5%
Medicaid	8.7%	8.1%	8.4%
Managed care	56.5%	56.1%	54.8%
Indemnity, self-pay and other	10.9%	10.8%	11.3%

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2010	2009	2008
Medicare	29.9%	30.0%	30.9%
Medicaid	13.0%	12.3%	12.3%
Managed care	47.6%	48.5%	47.8%
Indemnity, self-pay and other	9.5%	9.2%	9.0%

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

As enacted, the Affordable Care Act will change how health care services under Medicare, Medicaid and other government programs are covered, delivered and reimbursed. Among other things, the Affordable Care Act expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” beginning in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, pending court challenges and possible amendment. However, we expect that several provisions of the Affordable Care Act will have a material effect on our business.

In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to other statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2010, 2009 and 2008 are set forth in the table below:

	Years Ended December 31,
Revenue Descriptions	2010	2009	2008
Medicare severity-adjusted diagnosis-related group—operating	$1,171	$1,191	$1,170
Medicare severity-adjusted diagnosis-related group—capital	106	109	109
Outlier	51	68	66
Outpatient	453	421	378
Disproportionate share	215	219	211
Direct Graduate and Indirect Medical Education(1)	110	111	110
Other(2)	53	76	92
Adjustments for prior-year cost reports and related valuation allowances	(15)	10	4

Total Medicare net patient revenues	$2,144	$2,205	$2,140

(1)	Includes Indirect Medical Education (“IME”) revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes one skilled nursing facility (which we sold in the three months ended June 30, 2009), inpatient psychiatric units, one inpatient rehabilitation hospital (which we closed in the three months ended March 31, 2009), inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided below. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found below under “Regulatory and Legislative Changes.”

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

The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. Using diagnosis and procedure information submitted by the hospital, CMS assigns to each discharge an MS-DRG, and the base payments are multiplied by the relative weight of the MS-DRG assigned. The MS-DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS-DRG; and changes in labor data by geographic area. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs.

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

Under the Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% or more than 6% of total MS-DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS-DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing: (1) the number of cases that qualify for outlier payments; and (2) the dollar amount hospitals receive for those cases that still qualify for outlier payments.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Disproportionate share hospital (“DSH”) payments are determined annually based on certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. During 2010, 42 of our hospitals in continuing operations qualified for DSH payments. The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on MS-DRGs. The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed in recent years as CMS continues to examine and refine the data. Historically, the SSI percentage included only patient days paid under Part A. However, the FFY 2007 SSI percentages CMS released in June 2009 reflect a policy change to include the Medicare Advantage (“Part C”) days in the ratio. The 2007 SSI percentages will be used to settle our 2007 cost reports. As a result, during the three months ended June 30, 2009, we recorded an unfavorable adjustment of $23 million as our initial estimate of the impact of using the FFY 2007 SSI ratios. During the three months ended September 30, 2009, we learned that CMS had instructed the MACs to suspend the settlement of all cost reports (including ours) in which the 2007 SSI percentages would be used. However, the MACs are authorized to use the 2007 SSI percentages for current DSH interim payments and tentative settlements for post-2007 cost reporting periods pending the release of revised 2007 SSI percentages and the 2008 and subsequent SSI percentages. The cost report settlement suspension is still in effect, and we cannot predict with certainty when the suspension will be removed. During the three months ended June 30, 2010, CMS released additional data regarding the FFY 2007 SSI percentages – specifically, the Part C days included in the FFY 2007 SSI ratios released in June 2009. In addition, CMS issued a notice to hospitals indicating that, based on the agency’s review of the data, it appeared that a significant number of non-teaching hospitals nationwide had not submitted Part C claims for FFYs 2007 and 2008 to the Medicare Part A contractor. Part C claims are submitted to the Medicare Advantage payer for payment; however, CMS requires hospitals to submit a “no-pay” or “shadow” bill to the Medicare Part A contractor. The notice instructed all non-teaching hospitals to submit the Part C no-pay claims for FFYs 2007 and 2008 to the Medicare Part A contractor by August 31, 2010, and submit an attestation of compliance with the requirement by September 15, 2010. We submitted the Part C no-pay claims and attestations of compliance by the respective deadlines. CMS has not yet released the FFYs 2008 and 2009 SSI ratios and, according to the CMS website, revised FFYs 2007 and 2008 SSI ratios that will include the Part C data will not be released until later in FFY 2011. Despite a recent federal court decision that invalidates the inclusion of the Part C days in the SSI ratios, CMS has not indicated it intends to change its policy in this regard. As a result, in the three months ended June 30, 2010, we revised our estimate of the impact of using the FFY 2007 SSI ratios for the calculation of Medicare DSH payments for our non-teaching hospitals for 2007 and subsequent periods to reflect the inclusion of the estimated Part C days in the FFY 2007 SSI ratios, and we recorded an unfavorable adjustment to Medicare net revenue of $20 million ($14 million related to prior years and $6 million related to the year ended December 31, 2010). We intend to continue to pursue a reversal of CMS’ policy in this regard through the administrative and judicial appeal process; however, we cannot predict the outcome or timing of the appeals.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been included in these appeals for several years. These types of appeals generally take several years to resolve, in particular for multi-hospital organizations, because of CMS’ administrative appeal rules. The appeals have been further delayed due to CMS’ general moratorium on the release of information critical to certain elements of these appeals. Although a recent federal court decision regarding a DSH appeal brought by another plaintiff was favorable, we cannot predict the timing or ultimate outcome of the DSH appeals for our hospitals. A favorable outcome of our appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits established in 1996, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education payments. During 2010, 13 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit teaching hospitals to enter into Medicare Graduate Medical Education Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our teaching hospitals have entered into such agreements.

We were previously contacted by CMS in connection with DGME FTE limits and related reimbursement at Doctors Medical Center in Modesto, California as a result of our 1997 transaction with a county-owned hospital in Modesto and the IME and DGME residency program sponsored by the county. We replied to CMS that, based on our analysis of the transaction and the applicable CMS rules, we believe that the DGME FTE limits and related reimbursement reported on the hospital’s cost reports were substantially correct. In January 2008, CMS preliminarily advised us that they disagree with our analysis. During the three months ended September 30, 2008, we received notices from our MAC of its intent to reopen certain cost reports in connection with this matter. We have since received settlement notices for the hospital’s 2001 through 2007 cost reporting periods that reflect a disallowance of all of the hospital’s IME and DGME payments, and the hospital’s 2008 and 2009 cost reports were filed consistent with the MAC’s disallowance on the prior-year cost reports. Additionally, the MAC ceased making IME and DGME interim payments to the hospital from June 2008 until July 2010, when a newly accredited program (as described below) became eligible for reimbursement. Although we have formally challenged CMS’ decision to disallow the IME and DGME funding for prior periods, it could take several years to resolve this issue and the outcome is uncertain at this time. As a result, in the three months ended June 30, 2008, we recorded an unfavorable adjustment of $17 million ($16 million related to 2007 and prior years and $1 million related to the year ended December 31, 2008), and we did not record any IME or DGME revenue for this hospital through June 30, 2010. CMS recently revised certain of its policies regarding the eligibility of teaching programs for Medicare IME and DGME reimbursement. In January 2010, the program sponsored by the county, Doctors Medical Center and other hospitals obtained accreditation and other approvals effective for the academic year beginning July 1, 2010 for a new residency program that we believe will satisfy CMS’ requirements for reimbursement. On September 24, 2010, our MAC approved interim payment rates for DGME and IME reimbursement to Doctors Medical Center retroactive to July 1, 2010.

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

To be paid under the IRF-PPS, each hospital or unit must demonstrate on an annual basis that at least 60% of its total population had either a principal or secondary diagnosis that fell within one or more of the qualifying conditions designated in the Medicare regulations governing IRFs. As of December 31, 2010, all of our rehabilitation units were in compliance with the required 60% threshold.

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

For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Typically, the MACs settle cost reports within two years after the end of the cost reporting period; however, due to the aforementioned CMS suspension of issuing cost report settlements nationwide, our Medicare cost reports for periods ended on or after December 31, 2007 have not yet been settled. We cannot predict when CMS will remove the settlement suspension.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.7%, 8.1% and 8.4% of net patient revenues at our continuing general hospitals for the years ended December 31, 2010, 2009 and 2008, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2010, 2009 and 2008, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $181 million, $171 million and $153 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The current economic downturn has increased the budgeting pressures on most states, and these budgeting pressures have resulted and likely will continue to result in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2010 and, although most addressed projected shortfalls in their final budgets, some states are facing mid-year budget gaps. Mid-year budget gaps, increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of Affordable Care Act and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Some states, such as California, as described below, have introduced provider fee arrangements, which enhance rather than reduce funding available to providers.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, or implement provider tax or fee arrangements, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals in each state for the years ended December 31, 2010, 2009 and 2008 are set forth in the table below:

	Years Ended December 31,
	2010		2009		2008
	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Florida	$194	$55	$182	$56	$167	$45
California	137	111	125	99	133	79
Georgia	87	40	73	41	83	34
Missouri	81	6	75	6	73	6
Texas	66	109	67	107	52	85
South Carolina	61	20	52	17	49	4
Pennsylvania	53	161	53	157	56	137
Alabama	26	—	14	—	23	—
North Carolina	26	—	27	—	25	—
Nebraska	24	6	23	6	25	5
Tennessee	9	27	9	30	8	23

	$764	$535	$700	$519	$694	$418

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation was enacted to provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to CMS for a required review and approval, and on October 7, 2010, CMS approved the fee-for-service portion of the program. On January 18, 2011, CMS issued the final required federal approval of the program. Based on the most recent modeling prepared by the California Hospital Association (“CHA”), the program will result in additional revenue for our hospitals, net of provider fees and other expenses, of approximately $64 million. We will recognize the $64 million during the three months ending March 31, 2011 because CMS did not issue the final required federal approval of the program until January 18, 2011. The final net revenue we receive is subject to receipts from managed care plans, which are due during the three months ending March 31, 2011, and collection of 100% of the fees due from California hospitals, substantially all of which were collected as of December 31, 2010; however, we do not expect the final net revenue that we will recognize in connection with the program to materially differ from our estimates. During the three months ended December 31, 2010, we made periodic installment payments totaling $129 million of our required payments of $134 million under the program. Also during the three months ended December 31, 2010, we received $138 million in fee-for-service supplemental proceeds of the aggregate $198 million fee-for-service and managed care proceeds that we expect to collect. We anticipate making the remaining $5 million of our required payments and receiving approximately $60 million in additional supplemental proceeds during the three months ending March 31, 2011. The net $9 million of supplemental proceeds received in excess of fees paid during the three months ended December 31, 2010 is considered deferred income and classified as a current liability in the accompanying Consolidated Balance Sheet as of December 31, 2010.

Additional legislation to extend the California hospital fee program to coincide with the extension of the increased Federal Medicaid Assistance Percentage through June 30, 2011 will be required and is currently under development. Based on the most recent CHA model, the extension of the fee program for the six months ending June 30, 2011 could result in approximately $28 million of net revenues for our California hospitals in 2011. We cannot provide any assurances regarding this estimate, the approval of the six-month program by CMS or the passage of the legislation to extend the fee program.

Regulatory and Legislative Changes

Recent regulatory and legislative updates to the Medicare and Medicaid payment systems are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system. These updates generally become effective October 1, the beginning of the federal fiscal year. On July 30, 2010, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2011 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes effective for discharges on or after October 1, 2010:

•

A net market basket increase of 2.35%, which includes a full market basket increase of 2.6% minus the 0.25% reduction required by the Affordable Care Act for MS-DRG operating payments for hospitals reporting specified quality measure data; hospitals that successfully report quality measures included in the Hospital Inpatient Quality Reporting (“HIQR”) program will receive the 2.35% update for 2011; hospitals that do not participate in the quality reporting program will receive an update of 0.35%;

•	A net increase of 1.25% for MS-DRG capital payments, which includes a capital update increase of 1.5% minus the 0.25% reduction as called for by the Affordable Care Act for MS-DRG capital payments;

•

An additional reduction of 2.9% to the operating and capital rate updates to recoup 50% of the estimated overpayments in FFYs 2008 and 2009 due to hospital coding and documentation processes in connection with the transition to MS-DRGs;

•	A decrease in the cost outlier threshold from $23,135 to $23,075; and

•

The addition of 12 new quality measures to the HIQR program and the retirement of one measure (10 of the new measures will be considered in determining a hospital’s FFY 2012 update; the remaining two measures to be reported in 2011 will be considered in a hospital’s FFY 2013 update).

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

On May 21, 2010, CMS issued a notice implementing certain statutory measures included in the Affordable Care Act that effect the FFY 2010 IPPS payments (“FFY 2010 Notice”), including the FFY 2010 0.25% market basket reduction. The market basket adjustment applies to discharges on or after April 1, 2010 and before October 1, 2010. Although CMS projects that the combined effect of all changes included in the FFY 2010 Notice will result in a 0.1% increase in current FFY 2010 payments to hospitals located in large urban areas (populations over one million), the impact includes a 0.3% increase related to an extension of geographic adjustments for which our hospitals do not qualify. As a result, we estimate that our revised IPPS rates will be reduced by 0.2% effective April 1, 2010. Using a 0.2% reduction as applied to our IPPS payments for the 12 months ended September 30, 2010, the estimated impact of the payment changes in the FFY 2010 Notice is a decrease in our annual Medicare inpatient net revenues of approximately $3 million. Because of the uncertainty of factors that may influence our IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 16, 2010, CMS issued a notice updating the prospective payment rates for the Medicare Inpatient Rehabilitation Facility Prospective Payment System for FFY 2011 (“IRF-PPS Rate Notice”). The IRF-PPS Rate Notice includes the following payment changes:

•	A net payment increase for IRFs of 2.16%, which reflects a 2.5% market basket increase minus a 0.25% reduction as called for under the Affordable Care Act; and

•	An increase in the outlier threshold for high cost outlier cases from $10,652 to $11,410.

At December 31, 2010, nine of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Rate Notice will result in an estimated total increase in aggregate IRF payments of $135 million, or 2.16% of total IRF-PPS payments. This estimated increase includes an average 2.20% increase for rehabilitation units in urban areas for FFY 2011. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2010, the annual impact of the payment changes in the IRF-PPS Rate Notice may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, as well as the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 29, 2010, CMS issued a Notice of the Medicare Inpatient Psychiatric Facility (“IPF”) Prospective Payment System Update for the rate year beginning July 1, 2010 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment changes:

•	An update to IPF payments equal to the market basket of 2.4%, minus the 0.25% reduction as called for by the Affordable Care Act; and

•	A decrease in the fixed dollar loss threshold amount for outlier payments from $6,565 to $6,372.

At December 31, 2010, 11 of our general hospitals operated inpatient psychiatric units. CMS projects that the combined impact of the payment changes will yield an average 2.26% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 2.29% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the 12 months ended June 30, 2010, the annual impact of all payment changes on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million.

On January 27, 2011, CMS issued a proposed rule for the rate year beginning July 1, 2011 (“IPF-PPS Proposed Rule”). The IPF-PPS Proposed Rule includes the following payment and policy proposals:

•	A change to the IPF payment rate update period to a rate year that coincides with the FFY effective October 1, 2011; and

•	An update to IPF payments equal to the market basket of 3% for the proposed 15-month rate year period minus the 0.25% reduction as called for by the Affordable Care Act.

CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Proposed Rule will yield an average 2.54% increase in payments for all IPFs (including psychiatric units in acute care hospitals), and an average 2.23% increase in payments for psychiatric units of acute care hospitals located in urban areas. Using the urban psychiatric unit impact percentage as applied to our Medicare IPF payments for the six months ended December 31, 2010, the annual impact of all proposed payment changes in the IPF-PPS Proposed Rule on our psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million.

Because of the uncertainty of the factors that may influence our future IPF payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimates of the impact of the aforementioned changes.

Payment and Policy Changes to the Medicare Hospital Outpatient Prospective Payment System

On November 2, 2010, CMS released the Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year 2011 Payment Rates (“OPPS Rule”). The OPPS Rule includes the following payment and policy changes:

•

A net update to OPPS payments equal to the estimated market basket of 2.35%, which takes into account a 0.25% reduction mandated by the Affordable Care Act; hospitals that did not take part in the Hospital Outpatient Quality Data Reporting Program or that did not successfully report their quality measures will have their update reduced by two percentage points;

•

Finalization of the measures, addressing emergency department and imaging efficiency, as well as health information technology capabilities in the hospital outpatient setting, required for the hospital outpatient quality reporting program for 2012 and 2013 payment determinations;

•

Implementing policies for the changes passed in the Affordable Care Act related to physician self-referral and the whole hospital exception (the OPPS Rule affirms the December 31, 2010 deadline for new facilities to have physician investment and a Medicare provider agreement in place); and

•

Substantial revisions to CMS’ physician supervision policy that: (1) eliminate the requirement that a supervising physician must be “on the same campus” or “in the off-campus provider-based department of the hospital”; (2) identify a limited set of “non-surgical, extended duration therapeutic services” for which direct supervision is required only for initiation of the service, followed by a general supervision requirement for the remainder of such service; and (3) announce the agency’s intent to establish an independent review process for evaluating the appropriate level of physician supervision for specific therapeutic services in the calendar year 2012 OPPS rulemaking cycle.

CMS projects that the combined impact of the payment and policy changes in the OPPS Rule will yield an average 2.5% increase in payments for all hospitals and an average 2.9% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the OPPS Rule on our hospitals is an $8 million increase in Medicare outpatient revenues. Because of uncertainty regarding factors that may influence our future OPPS payments, including volumes, case mix and physician supervision requirements, we cannot provide any assurances regarding this estimate.

Affordable Care Act

As enacted, the Affordable Care Act will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth and other reductions in Medicare program spending, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Florida and Texas, where nearly half of our licensed beds are currently located. On the other hand, the Affordable Care Act provides for significant reductions in Medicare market basket updates and reductions in Medicare and Medicaid DSH payments. Given that approximately 32.6% of our revenues in 2010 were from Medicare and Medicaid, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act.

We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges and to participate in grants and other incentive opportunities, and we are unable to predict the timing and impact of such changes at this time. It is also possible that implementation of the Affordable Care Act could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.

Because of the many variables involved, we are unable to predict with certainty the net effect on us of (1) the expected increases in volumes and revenues and decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, (2) the reductions in Medicare spending, (3) the reductions in Medicare and Medicaid DSH funding, and (4) numerous other provisions in the Affordable Care Act legislation that may affect us.

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act was enacted by Congress and signed into law by the President in February 2009 to stimulate the U.S. economy. The law created federal tax incentives, expanded unemployment benefits and other social welfare provisions, and increased domestic spending on education, infrastructure and health care, including $31 billion in new spending on health information technology, most of which is for incentive Medicare and Medicaid payments to physicians and hospitals. ARRA requires that hospitals and physicians become “meaningful users” of electronic health records (“EHRs”) and submit quality data as a condition of receiving the incentive payments beginning in 2011. On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of EHRs. One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under ARRA. The meaningful use final rule includes the following provisions:

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

If we are able to achieve full compliance at all of our hospitals by 2013, we could receive approximately $345 million in total estimated combined Medicare and Medicaid hospital incentive payments. However, based on the timeframe we anticipate it will take for us to achieve full compliance with the HIT requirements, it is unlikely that we will be able to realize the maximum amount of incentive payments of $345 million. We will be required to make investments in HIT through 2014 of approximately $620 million ($144 million of which has already been invested) compared to approximately $320 million of Medicare and Medicaid incentive payments that we will likely be able to begin recognizing no later than 2012 based on our anticipated

HIT implementation timeframe. The Medicare incentive payments to individual hospitals would be made over a four-year, front-weighted transition period. The Medicaid incentive payments, although 100% federally funded, will be administered by the states and are subject to more flexible payment and compliance standards. Hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments during the transition period. We anticipate that, in addition to the expenditures we will incur to qualify for these incentive payments, our operating expenses will increase in the future as a result of these information system investments. Much or all of these expenditures may have been made by us as a part of our clinical systems enhancements, but would not have been incurred in the timeline to comply with the incentive payment requirements of ARRA. However, we anticipate there will be other operational benefits that we can realize as a result of these HIT enhancements that are not included in the above amounts. Hospitals that fail to become meaningful users of EHRs or fail to submit quality data by 2015 will be subject to penalties in the form of a reduction to Medicare payments. This reduction, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Using an estimated market basket of 2.9% and our annual Medicare inpatient net revenues for the year ended December 31, 2010, should all of our hospitals fail to become meaningful users of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of approximately $11 million, $21 million and $32 million in 2015, 2016, and 2017 and subsequent years, respectively.

We are currently evaluating what changes will be required to our information systems, the cost of those changes, and the time and resources required in order for our hospitals to become meaningful users of HIT. The complexity of the changes required to our hospitals’ systems and the time required to complete the changes will likely result in some or all of our hospitals not being fully compliant in time to be eligible for the maximum HIT funding permitted under ARRA. Because of the uncertainties regarding the implementation of HIT, including CMS’ future implementation regulations, the ability of our hospitals to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates.

Medicare Payments to Physicians

In the final rule updating the Medicare Physician Fee Schedule (“MPFS”) for CY 2010, CMS adopted an update of negative 21.2% that was scheduled to take effect on January 1, 2010. MPFS rates are updated annually based on a formula that includes the sustainable growth rate (“SGR”) formula. The SGR formula has resulted in negative updates since 2002; however, CMS has taken action or Congress has enacted legislation each year to avoid the negative updates. On December 21, 2009, the President signed the Department of Defense Appropriations Act, 2010 into law. Among other things, that act delayed the scheduled 21.2% Medicare payment reduction for physician services until March 1, 2010. Additional legislation extended the zero percent update to the MPFS through May 31, 2010. Subsequent legislation provided for a 2.2% update to the MPFS effective for dates of service June 1, 2010 through December 31, 2010. On December 15, 2010, the President signed the Medicare and Medicaid Extenders Act of 2010, which delayed a 24.9% reduction in physician payments that was originally scheduled to take effect on January 1, 2011 and extended the 2.2% update to the MPFS for one year. We cannot predict what future actions, if any, Congress or CMS may take with respect to the MPFS update.

FFY 2012 Budget Proposal

The President released his FFY 2012 budget proposal on February 14, 2011. The key provisions of the budget proposal affecting Medicare and Medicaid include:

•	Funding to continue payments under the MPFS at current levels and offset the costs for the next two years with specific health savings;

•	The termination of funding for the Children’s Hospital Graduate Medical Education payment program;

•	Provisions relating to the recovery of erroneous payments made to insurers participating in Medicare Advantage; and

•	Reductions to the Medicaid provider tax threshold over a three-year period beginning in 2015, which would limit state financing practices that increase federal Medicaid spending.

Legislation to approve these proposals must be enacted by Congress for them to become effective. We cannot predict what action Congress or the President might take with respect to such legislation or the impact the legislation might have on our revenues, results of operations or cash flows.

Medicare and Medicaid Recovery Audit Contractor (“RAC”) Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party recovery audit contractors (“RACs”) to identify Medicare overpayments and underpayments made to providers. RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity. CMS must approve new issues prior to widespread review by the RACs. We have established protocols to respond to RAC requests and payment denials. Payment recoveries resulting from RAC reviews are appealable through administrative and judicial processes, and we intend to pursue the reversal of adverse determinations where appropriate. In addition to overpayments that are not reversed on appeal, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. We expect that the RACs will continue to seek CMS approval to review additional issues.

The Affordable Care Act expanded the RAC program’s scope by requiring all states to enter into contracts with RACs by December 31, 2010 to audit payments to Medicaid providers. CMS issued a letter to state Medicaid directors on October 1, 2010 that (1) provided preliminary guidance to states on the implementation of Medicaid RAC programs, (2) created a deadline of December 31, 2010 for states to establish RAC programs, and (3) established a deadline of April 1, 2011 for states to fully implement their RAC programs. On February 1, 2011, CMS issued a notice temporarily suspending the requirement that states implement their RAC programs until the final Medicaid RAC rule is issued.

We cannot predict with certainty the impact of the Medicare and Medicaid RAC program on our future results of operations or cash flows.

MedPAC 2012 Recommendations

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

On January 13, 2011, the MedPAC commissioners voted on final recommendations for their 2011 Report to Congress. Among other things, MedPAC’s report recommends that hospital inpatient and outpatient services in 2012 be increased by 1%. The 1% increase assumes a market basket increase of 2.5% and a 1.5% partial phase-in of the 3.9% permanent reduction in the hospital base payment that MedPAC believes is necessary to account for higher payments resulting from documentation and coding improvements under MS-DRGs. (The current law requires a market basket reduction and productivity adjustment that the MedPAC recommendations do not reflect.) Further, MedPAC’s report recommends that Congress direct CMS to recover all overpayments due to MS-DRG coding improvements. Current law limits such recoveries to those that CMS found in FFYs 2008 and 2009.

Medicare Value-Based Purchasing

Section 3001 of the Affordable Care Act requires the Secretary of HHS to establish a value-based purchasing (“VBP”) program for hospital payments beginning in FFY 2013 based on hospital performance in 2012 on measures that are part of the hospital inpatient quality reporting program. The VBP program is intended to be budget-neutral, with 1% of IPPS payments allocated to the program in FFY 2013, and increasing over time to 2% in FFY 2017 and beyond. On January 7, 2011, CMS issued a proposed rule for the VBP program, pursuant to which hospital performance on each quality measure would be evaluated based on the higher of an achievement score in the performance period or an improvement score, which is determined by comparing the hospital’s score in the performance period with its score during a baseline period of performance. For FFY 2013, CMS proposes a nine-month performance period from July 1, 2011 to March 31, 2012, with hospitals being notified of the estimated amount of VBP incentive payments for FFY 2013 approximately 60 days prior to October 1, 2012.

Although we believe that our Commitment to Quality initiatives described in this report will position our hospitals to benefit under the VBP program, we cannot predict with certainty the impact of the VBP program on our results of operations or cash flows.

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

The amount of our managed care net patient revenues during the years ended December 31, 2010, 2009 and 2008 was $5.0 billion, $4.9 billion and $4.5 billion, respectively. Approximately 63% of our managed care net patient revenues for the year ended December 31, 2010 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At both December 31, 2010 and 2009, approximately 57% of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2010, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 22 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our ability to negotiate reimbursement increases. In the year ended December 31, 2010, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 72% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both December 31, 2010 and December 31, 2009, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management and patient communications services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

On July 21, 2010, President Obama signed into law the Restoring American Financial Stability Act of 2010 (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act establishes a new Consumer Financial Protection Agency (“CFPA”) within the Federal Reserve and authorizes the CFPA to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The legislation gives significant discretion to the CFPA in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which the operations of our Conifer subsidiary could be affected by these developments.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2010, 2009 and 2008 were approximately $376 million, $365 million and $359 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2010, 2009 and 2008 were approximately $120 million, $118 million and $113 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. However, because of the many variables involved, we are unable to predict with certainty the net effect on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care program.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Net operating revenues:
General hospitals	$8,966	$8,808	$158
Other operations	239	206	33

Net operating revenues	9,205	9,014	191
Operating expenses:
Salaries, wages and benefits	3,900	3,857	43
Supplies	1,577	1,569	8
Provision for doubtful accounts	740	697	43
Other operating expenses, net	1,938	1,909	29
Depreciation and amortization	394	386	8
Impairment of long-lived assets and goodwill, and restructuring charges	10	27	(17)
Litigation and investigation costs, net of insurance recoveries	12	31	(19)

Operating income	$634	$538	$96

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Net operating revenues:
General hospitals	97.4%	97.7%	(0.3)%
Other operations	2.6%	2.3%	0.3%

Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	42.4%	42.8%	(0.4)%
Supplies	17.1%	17.4%	(0.3)%
Provision for doubtful accounts	8.0%	7.7%	0.3%
Other operating expenses, net	21.1%	21.2%	(0.1)%
Depreciation and amortization	4.3%	4.3%	—%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	0.3%	(0.2)%
Litigation and investigation costs, net of insurance recoveries	0.1%	0.3%	(0.2)%

Operating income	6.9%	6.0%	0.9%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) revenue cycle services provided by our Conifer subsidiary and (4) a rehabilitation hospital, which we closed during the three months ended March 31, 2009. None of our individual hospitals represented more than 5% of our net operating revenues for the year ended December 31, 2010, and only one of our individual hospitals represented more than 5% (approximately 5.4%) our total assets, excluding goodwill and intercompany receivables, at December 31, 2010.

Net operating revenues from our other operations were $239 million and $206 million in the years ended December 31, 2010 and 2009, respectively. The increase in net operating revenues from other operations during 2010 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $5 million and $6 million for the years ended December 31, 2010 and 2009, respectively.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Total admissions	512,972	525,532	(2.4)%
Paying admissions (excludes charity and uninsured)	478,739	491,244	(2.5)%
Charity and uninsured admissions	34,233	34,288	(0.2)%
Admissions through emergency department	300,652	301,593	(0.3)%
Paying admissions as a percentage of total admissions	93.3%	93.5%	(0.2	)%(1)
Charity and uninsured admissions as a percentage of total admissions	6.7%	6.5%	0.2	%(1)
Emergency department admissions as a percentage of total admissions	58.6%	57.4%	1.2	%(1)
Surgeries—inpatient	150,562	154,670	(2.7)%
Surgeries—outpatient	209,644	210,043	(0.2)%
Total surgeries	360,206	364,713	(1.2)%
Patient days—total	2,473,017	2,553,215	(3.1)%
Adjusted patient days(2)	3,723,702	3,785,230	(1.6)%
Average length of stay (days)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	778,505	784,502	(0.8)%
Number of general hospitals (at end of period)	49	49	—	(1)
Licensed beds (at end of period)	13,428	13,436	(0.1)%
Average licensed beds	13,430	13,419	0.1%
Utilization of licensed beds(3)	50.4%	52.1%	(1.7	)%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
Outpatient Visits	2010	2009	Increase (Decrease)
Total visits	3,917,758	3,934,496	(0.4)%
Paying visits (excludes charity and uninsured)	3,512,362	3,525,810	(0.4)%
Charity and uninsured visits	405,396	408,686	(0.8)%
Emergency department visits	1,431,256	1,448,784	(1.2)%
Surgery visits	209,644	210,043	(0.2)%
Paying visits as a percentage of total visits	89.7%	89.6%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	10.3%	10.4%	(0.1	)%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.

	Years Ended December 31,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$9,205	$9,014	2.1%
Revenues from the uninsured	$641	$622	3.1%
Net inpatient revenues(1)	$5,929	$5,902	0.5%
Net outpatient revenues(1)	$2,903	$2,770	4.8%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $261 million and $256 million for the years ended December 31, 2010 and 2009, respectively. Net outpatient revenues include self-pay revenues of $380 million and $366 million for years ended December 31, 2010 and 2009, respectively.

	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2010	2009	Increase (Decrease)
Net inpatient revenue per admission	$11,558	$11,231	2.9%
Net inpatient revenue per patient day	$2,397	$2,312	3.7%
Net outpatient revenue per visit	$741	$704	5.3%
Net patient revenue per adjusted patient admission(1)	$11,345	$11,054	2.6%
Net patient revenue per adjusted patient day(1)	$2,372	$2,291	3.5%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$3,900	$3,857	1.1%
Supplies	1,577	1,569	0.5%
Other operating expenses	1,938	1,909	1.5%

Total	$7,415	$7,335	1.1%
Rent/lease expense(1)	$136	$143	(4.9)%
Salaries, wages and benefits per adjusted patient day(2)	$1,047	$1,019	2.7%
Supplies per adjusted patient day(2)	424	415	2.2%
Other operating expenses per adjusted patient day(2)	520	504	3.2%

Total per adjusted patient day	$1,991	$1,938	2.7%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$740	$697	6.2%
Provision for doubtful accounts as a percentage of net operating revenues	8.0%	7.7%	0.3	%(1)
Collection rate on self-pay accounts(2)	28.3%	30.1%%%	(1.8	)%(1)
Collection rate from managed care payers	98.4%%	98.0%	0.4	%(1)

(1)	The change is the difference between the 2010 and 2009 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

REVENUES

During the year ended December 31, 2010, net operating revenues from continuing operations increased 2.1%, which included a 1.8% increase in net patient revenues, compared to the year ended December 31, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in managed care payer mix, were the largest contributing factors, resulting in a 3.6% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 1.8% decrease in net patient revenues.

Our net inpatient revenues for the year ended December 31, 2010 increased by 0.5% compared to the year ended December 31, 2009. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts; and

•	The provision of higher acuity services, including a 2.5% increase in acuity for commercial managed care inpatients.

Key negative factors include:

•	An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions;

•	An $11 million unfavorable patient revenue adjustment in the year ended December 31, 2010 related to the portion of our bad debts that will not be reimbursed by Medicare; and

•

An unfavorable patient revenue adjustment of approximately $20 million ($14 million related to prior years and $6 million related to the year ended December 31, 2010) recorded in the three months ended June 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals compared to $23 million in the year ended December 31, 2009.

Patient days and total admissions decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 by 3.1% and 2.4%, respectively. Our patient volumes in the year ended December 31, 2010 were partially adversely impacted by a decline in flu-related volumes, as well as weather-related disruptions. We believe the following factors also contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the year ended December 31, 2010 increased 4.8% compared to the year ended December 31, 2009, despite a 0.4% decline in total outpatient visits. The primary reasons for the increase in outpatient revenues are improved terms of our managed care contracts and the provision of higher acuity services. Outpatient revenues were also favorably impacted by the acquisitions of various outpatient centers during 2010. The growth in outpatient revenue per visit of 5.3% was constrained by an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the year ended December 31, 2010 as compared to the same period in 2009.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.4% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 2.7% in the year ended December 31, 2010 as compared to the same period in 2009. This increase is primarily due to merit increases for our employees, the effect of lower volumes on operating leverage, increased health benefits costs, an increase in the number of employed physicians, increased severance costs and higher state unemployment taxes, partially offset by decreased accruals for annual incentive compensation, reduced contract labor expense and discretionary contribution expense of $16 million in the 2009 period for contributions to the 401(k) plan accounts of employees who were not eligible for annual incentive compensation. Contract labor expense, which is included in salaries, wages and benefits, was $69 million in the year ended December 31, 2010, a decrease of $12 million, or 15%, as compared to the same period in 2009. Salaries, wages and benefits expense for the year ended December 31, 2010 and 2009 included $22 million and $23 million, respectively, of stock-based compensation expense.

At December 31, 2010, approximately 20% of the employees at our hospitals and related health care facilities were represented by various labor unions. To date, labor unions represent registered nurses, service and maintenance workers, and other employees at 15 of our general hospitals, the majority of which are in California. We are in the process of renegotiating the collective bargaining agreements for nearly all of these facilities. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. Furthermore, there is a possibility that strikes could occur during the renegotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. In addition, under the current terms of our peace accords with two labor unions, up to 10 of our general hospitals may be subject to union organizing activities in 2011.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.1% for the year ended December 31, 2010 compared to 17.4% for the year ended December 31, 2009; supplies expense per adjusted patient day increased by 2.2% in the year ended December 31, 2010 compared to the same period in 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and pharmaceuticals, partially offset by decreases in the cost of pacemakers due to renegotiated prices and lower volume levels. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

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

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 8.0% for the year ended December 31, 2010 compared to 7.7% for the year ended December 31, 2009. The increase in the provision for doubtful accounts is primarily due to a 180 basis point decline in our collection rate on self-pay accounts, a $19 million increase in uninsured revenues and higher pricing. These items were partially offset by $37 million of favorable adjustments for Medicare bad debts that we will claim on our Medicare cost reports and improved managed care accounts receivable balances by aging category. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 28.3% as of December 31, 2010 from 30.1% as of December 31, 2009.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$159	$—	$159	$162	$—	$162
Medicaid	118	—	118	106	—	106
Net cost report settlements payable and valuation allowances	(26)	—	(26)	(24)	—	(24)
Managed care	714	60	654	712	62	650
Self-pay uninsured	194	172	22	204	175	29
Self-pay balance after insurance	119	66	53	118	62	56
Estimated future recoveries from accounts assigned to our collection agency subsidiary	33	—	33	35	—	35
Other payers	168	39	129	164	42	122

Total continuing operations	1,479	337	1,142	1,477	341	1,136
Total discontinued operations	16	15	1	50	28	22

	$1,495	$352	$1,143	$1,527	$369	$1,158

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At December 31, 2010, our collection rate on self-pay accounts was approximately 28.3%, including collections from point-of-service through collections by our collection agency subsidiary. During 2009 and 2010, we experienced a downward trend in our self-pay collection rate as follows: 31.4% at March 31, 2009; 30.8% at June 30, 2009; 30.3% at September 30, 2009; 30.1% at December 31, 2009; 29.9% at March 31, 2010; 29.5% at June 30, 2010; and 29.1% at September 30, 2010. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our collection agency subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at December 31, 2010, a hypothetical 10% decline in our self-pay collection rate, or approximately 3%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $5 million.

We provide revenue cycle management and patient communications services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.4% at December 31, 2010 and 98.0% at December 31, 2009, which includes collections from point-of-service through collections by our collection agency subsidiary.

We continue to focus on revenue cycle initiatives to improve cash flow. One specific initiative is our Center for Patient Access Services (“CPAS”), which is a centralized, dedicated operation that performs financial clearance, including completing insurance eligibility checks, documenting verification of benefits, providing required notifications to managed care payers, obtaining pre-authorizations when necessary and contacting the patient to offer pre-service financial counseling. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.168 billion and $1.160 billion at December 31, 2010 and 2009, respectively, excluding cost report settlements payable and valuation allowances of $26 million and $24 million at December 31, 2010 and 2009, respectively:

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	27%	71%
61-120 days	3%	22%	12%	29%	15%
121-180 days	1%	8%	4%	13%	6%
Over 180 days	—%	—%	5%	31%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	63%	78%	26%	69%
61-120 days	3%	24%	12%	27%	15%
121-180 days	3%	11%	5%	13%	6%
Over 180 days	—%	2%	5%	34%	10%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 46 days at both December 31, 2010 and 2009, within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2010, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 85% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2010 and 2009, by aging category:

	December 31,
	2010	2009
0-60 days	$100	$66
61-120 days	21	18
121-180 days	8	5
Over 180 days(1)	—	—

Total	$129	$89

(1)	Includes accounts receivable of $13 million and $10 million at December 31, 2010 and 2009, respectively, that are fully reserved.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 21.1% in the year ended December 31, 2010 compared to 21.2% in the year ended December 31, 2009. Other operating expenses per adjusted patient day increased by approximately 3.2% in the year ended December 31, 2010 as compared to the same period in 2009. This increase is primarily due to the effect of lower volumes on operating leverage, increases in the costs of repairs, maintenance and technology service contracts ($17 million), a reduction in information systems and business office costs allocable to discontinued operations ($15 million), increased costs of contracted services ($11 million), increased physician relocation costs ($10 million), increased systems implementation costs ($3 million), and increased hospital provider fees assessed by the states in which we operate ($17 million), which were substantially offset by additional Medicaid supplemental payments recognized in revenues. Also partially offsetting these increases was a $32 million, or 36%, decline in malpractice expense to $57 million in the year ended December 31, 2010 compared to $89 million in the year ended December 31, 2009. The decline in malpractice expense is principally due to a 6% decrease in the average cost per claim and a 3% decrease in the number of expected claims. There was minimal impact to expense from a two basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to $9 million of similar expense in the year ended December 31, 2009. The amount of malpractice expense in the year ended December 31, 2010 may not necessarily be indicative of malpractice expense amounts in future years due to changes in loss experience and interest rates used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense ($7 million) and a favorable adjustment of $10 million relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents, which was recorded in the three months ended December 31, 2010, also had a favorable impact on other operating expenses.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. We recorded a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2009 and 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the year ended December 31, 2009, we recorded net impairment and restructuring charges of $27 million. We recorded a $7 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our prior estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the continuing adverse financial trends at that time included reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair values of the hospital’s long-lived assets and compared the fair value estimate to the carrying values of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying values of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded a $10 million net impairment charge for the write-down of land and buildings at the campus of one hospital that was scheduled to move to a new, replacement campus during 2010. Our estimates of the future undiscounted cash flows from the use of the former campus for several months during 2010 and from estimated disposition proceeds were less than the carrying values of the land and buildings of the campus. We compared the estimated fair values to the carrying values and, because the fair value estimate was lower than the carrying values of the assets, an impairment charge was recorded for the difference in the amounts. The remaining net impairment and restructuring charges for the year ended December 31, 2009 include $4 million of employee severance and other related costs, a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy, and a $3 million impairment charge for the write-down of other assets primarily related to an option to purchase certain real property near one of our hospitals that no longer had value due to the financial condition of the owner of the real property.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the year ended December 31, 2010 were $12 million compared to $31 million for the year ended December 31, 2009. The 2010 costs primarily relate to costs to defend the Company in various matters and changes in reserve estimates established in connection with certain governmental reviews further described in Note 15 to the accompanying Consolidated Financial Statements, as well as costs associated with the unsolicited acquisition proposal we received in November 2010. The 2009 costs primarily relate to reserves established in connection with certain governmental reviews further described in Note 15 to the accompanying Consolidated Financial Statements. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters.

INTEREST EXPENSE

During the year ended December 31, 2010, we recorded interest expense of $424 million compared to $445 million for the year ended December 31, 2009. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2009 and 2010.

GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2010, we recorded a loss from early extinguishment of debt of approximately $57 million, primarily related to the difference between the purchase prices and the par values of the $782 million aggregate principal amount of 7 3/8% senior notes due 2013 that we repurchased during the period, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. In addition, we repurchased $40 million aggregate principal amount of our 9 7/8% senior notes due 2014 and $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of $49 million.

During the year ended December 31, 2009, we recorded a gain from early extinguishment of debt of approximately $97 million, primarily related to the estimated fair values of new notes issued in note exchanges at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes tendered, as well as other notes repurchased. See Note 6 to the accompanying Consolidated Financial Statements for additional details about our debt transactions.

INVESTMENT EARNINGS

During the year ended December 31, 2010, we recorded investment earnings of $5 million compared to no investment earnings for the year ended December 31, 2009. In 2009, investment earnings were offset by a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009.

NET GAIN ON SALES OF INVESTMENTS

During the year ended December 31, 2009, we recorded a gain on sale of investments of approximately $15 million in continuing operations related to the sale of our 50% membership interest in Peoples Health Network, the company that administered the operations of Tenet Choices, Inc., our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana.

INCOME TAX BENEFIT

During the year ended December 31, 2010, we recorded an income tax benefit of $977 million compared to $23 million during the year ended December 31, 2009. The benefit recorded in the 2010 period is primarily due to a decrease in the valuation allowance for our deferred tax assets. The net decrease in the valuation allowance during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against projected future years’ taxable income. During the year ended December 31, 2010, after considering all available evidence, both positive and negative, we concluded that the valuation allowance against our deferred tax assets could be reduced by approximately $1.1 billion. See Note 16 to the accompanying Consolidated Financial Statements for additional detail about the 2010 tax benefit.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES

The financial information provided throughout this report, including our Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. In addition, from time to time we use these measures to define certain performance targets under our compensation programs.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net income attributable to Tenet Healthcare Corporation common shareholders	$1,119	$181
Less: Net income attributable to noncontrolling interests	(9)	(10)
Preferred stock dividends	(24)	(6)
Income (loss) from discontinued operations, net of tax	17	(31)

Income from continuing operations	1,135	228
Income tax benefit	977	23
Investment earnings	5	—
Gain (loss) from early extinguishment of debt	(57)	97
Net gain on sales of investments	—	15
Interest expense	(424)	(445)

Operating income	634	538
Litigation and investigation costs	(12)	(31)
Impairment of long-lived assets and goodwill, and restructuring charges	(10)	(27)
Depreciation and amortization	(394)	(386)

Adjusted EBITDA	$1,050	$982

Net operating revenues	$9,205	$9,014

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.4%	10.9%

“Adjusted Free Cash Flow” is a non-GAAP term that we define as cash provided by (used in) operating activities less payments against reserves for restructuring charges and litigation costs, operating cash flows from discontinued operations, capital expenditures in continuing operations, and new and replacement hospital construction expenditures. Adjusted Free Cash Flow is a measure of liquidity that we use in our business as an alternative to net cash provided by (used in) operating activities. We provide this financial measure as a supplement to GAAP information to assist ourselves and investors in understanding the impact of various items on our cash flows, some of which are recurring. Because Adjusted Free Cash Flow excludes many items that are included in our financial statements, it does not provide a complete measure of our liquidity. Accordingly, investors are encouraged to use GAAP measures when evaluating our liquidity.

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash provided by operating activities (the most comparable GAAP term) for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net cash provided by operating activities	$472	$425
Less:
Payments against reserves for restructuring charges and litigation costs	(83)	(192)
Net cash provided by operating activities from discontinued operations	—	40

Adjusted net cash provided by operating activities – continuing operations	555	577
Purchases of property and equipment – continuing operations	(450)	(397)
Construction of new and replacement hospitals	(13)	(58)

Adjusted Free Cash Flow – continuing operations	$92	$122

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

Revenues from our general hospitals represented over 97% of our total net operating revenues in both 2009 and 2008. Only one of our individual hospitals represented more than 5% (approximately 5.1%) of our net operating revenues for the year ended December 31, 2009, and one represented more than 5% (approximately 5.5%) of our total assets, excluding goodwill and intercompany receivables, at December 31, 2009.

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

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2009	2008	Increase (Decrease)
Total admissions	519,390	522,613	(0.6)%
Paying admissions (excludes charity and uninsured)	485,750	489,290	(0.7)%
Charity and uninsured admissions	33,640	33,323	1.0%
Admissions through emergency department	297,911	293,350	1.6%
Paying admissions as a percentage of total admissions	93.5%	93.6%	(0.1	)%(1)
Charity and uninsured admissions as a percentage of total admissions	6.5%	6.4%	0.1	%(1)
Emergency department admissions as a percentage of total admissions	57.4%	56.1%	1.3	%(1)
Surgeries – inpatient	152,846	154,268	(0.9)%
Surgeries – outpatient	209,294	202,195	3.5%
Total surgeries	362,140	356,463	1.6%
Patient days – total	2,530,528	2,586,187	(2.2)%
Adjusted patient days(2)	3,748,764	3,734,085	0.4%
Average length of stay (days)	4.9	4.9	—	(1)
Adjusted patient admissions(2)	774,630	759,976	1.9%
Number of general hospitals (at end of period)	48	48	—	(1)
Licensed beds (at end of period)	13,326	13,287	0.3%
Average licensed beds	13,309	13,274	0.3%
Utilization of licensed beds(3)	52.1%	53.2%	(1.1	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2009	2008	Increase (Decrease)
Total visits	3,880,553	3,753,023	3.4%
Paying visits (excludes charity and uninsured)	3,480,137	3,335,665	4.3%
Charity and uninsured visits	400,416	417,358	(4.1)%
Emergency department visits	1,410,081	1,318,455	6.9%
Surgery visits	209,294	202,195	3.5%
Paying visits as a percentage of total visits	89.7%	88.9%	0.8	%(1)
Charity and uninsured visits as a percentage of total visits	10.3%	11.1%	(0.8	)%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2009	2008	Increase (Decrease)
Net operating revenues	$8,918	$8,553	4.3%
Revenues from the uninsured	$610	$614	(0.7)%
Net inpatient revenues(1)	$5,848	$5,685	2.9%
Net outpatient revenues(1)	$2,729	$2,555	6.8%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $253 million and $262 million for the years ended December 31, 2009 and 2008, respectively. Net outpatient revenues include self-pay revenues of $357 million and $352 million for years ended December 31, 2009 and 2008, respectively.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2009	2008	Increase (Decrease)
Net inpatient revenue per admission	$11,259	$10,878	3.5%
Net inpatient revenue per patient day	$2,311	$2,198	5.1%
Net outpatient revenue per visit	$703	$681	3.2%
Net patient revenue per adjusted patient admission(1)	$11,072	$10,842	2.1%
Net patient revenue per adjusted patient day(1)	$2,288	$2,207	3.7%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Selected Operating Expenses	2009	2008	Increase (Decrease)
Salaries, wages and benefits	$3,827	$3,761	1.8%
Supplies	1,555	1,507	3.2%
Other operating expenses	1,888	1,913	(1.3)%

Total	$7,270	$7,181	1.2%
Rent/lease expense(1)	$142	$135	5.2%
Salaries, wages and benefits per adjusted patient day(2)	$1,020	$1,007	1.3%
Supplies per adjusted patient day(2)	415	404	2.7%
Other operating expenses per adjusted patient day(2)	504	512	(1.6)%

Total per adjusted patient day	$1,939	$1,923	0.8%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Provision for Doubtful Accounts	2009	2008	Increase (Decrease)
Provision for doubtful accounts	$682	$623	9.5%
Provision for doubtful accounts as a percentage of net operating revenues	7.6%	7.3%	0.3	%(1)
Collection rate on self-pay accounts(2)	30.1%	32.5%%%	(2.4	)%(1)
Collection rate from managed care payers	98.0%	97.8%	0.2	%(1)

(1)	The change is the difference between the 2009 and 2008 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

REVENUES

During the year ended December 31, 2009, net operating revenues from continuing operations increased 5.0% compared to the year ended December 31, 2008. Our same-hospital net patient revenues for the year ended December 31, 2009 increased 4.1% compared to the same period in 2008. Increases in pricing, including the provision of higher acuity services and a favorable shift in managed care payer mix, were the largest contributing factors, resulting in a 3.5% increase in net patient revenues, while a decline in our inpatient admissions and an increase in outpatient visits resulted in a 0.6% increase in net patient revenues.

Our same-hospital net inpatient revenues for the year ended December 31, 2009 increased by 2.9% compared to the year ended December 31, 2008. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•	Improved managed care pricing as a result of renegotiated contracts;

•	Favorable adjustments for prior-year cost reports and related valuation allowances of $15 million in the year ended December 31, 2009 compared to $3 million in the same period in 2008; and

•	DSH payments and other state-funded subsidy payments of $171 million for the year ended December 31, 2009 compared to $153 million in the year ended December 31, 2008.

Key negative factors include:

•	An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions.

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

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.4% for the year ended December 31, 2009 compared to 17.6% for the year ended December 31, 2008; supplies expense per adjusted patient day on a same-hospital basis increased by 2.7% in 2009 compared to 2008. The increase in supplies expense is primarily due to the increase in the number of surgeries, which grew by 1.6%, and increased utilization of high cost implants and pharmaceuticals, as well as increased orthopedic costs. A portion of the increase in supplies expense was offset by revenue growth related to payments we receive from certain payers.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues on a same-hospital basis was 7.6% for the year ended December 31, 2009 compared to 7.3% for the year ended December 31, 2008. The increase in the provision for doubtful accounts was related to decreased collection rates on self-pay accounts, higher pricing and higher patient insurance deductibles, partially offset by a decline in uninsured revenues and improved managed care accounts receivable aging categories. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 30.1% as of December 31, 2009 from 32.5% as of December 31, 2008.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2009 and December 31, 2008:

	December 31, 2009			December 31, 2008
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$162	$—	$162	$156	$—	$156
Medicaid	106	—	106	121	—	121
Net cost report settlements payable and valuation allowances	(24)	—	(24)	(20)	—	(20)
Managed care	712	62	650	724	71	653
Self-pay uninsured	204	175	29	190	161	29
Self-pay balance after insurance	118	62	56	139	71	68
Estimated future recoveries from accounts assigned to our collection agency subsidiary	35	—	35	40	—	40
Other payers	164	42	122	176	40	136

Total continuing operations	1,477	341	1,136	1,526	343	1,183
Total discontinued operations	50	28	22	207	53	154

	$1,527	$369	$1,158	$1,733	$396	$1,337

At December 31, 2009, our collection rate on self-pay accounts was approximately 30.1%, including collections from point-of-service through collections by our collection agency subsidiary. During 2008 and 2009, we experienced a downward trend in our self-pay collection rate as follows: 35.0% at March 31, 2008; 34.0% at June 30, 2008; 33.3% at September 30, 2008; 32.5% at December 31, 2008; 31.4% at March 31, 2009; 30.8% at June 30, 2009; and 30.3% at September 30, 2009. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our collection agency subsidiary.

Our estimated collection rate from managed care payers was approximately 98.0% at December 31, 2009 and 97.8% at December 31, 2008, which includes collections from point-of-service through collections by our collection agency subsidiary.

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

Our AR Days from continuing operations were 46 days at December 31, 2009 and 50 days at December 31, 2008. AR Days at December 31, 2009 and 2008 were within our targets at those times of less than 50 and 55 days, respectively. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenue from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2009, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues decreased by 1.3% in the year ended December 31, 2009 compared to the year ended December 31, 2008. Other operating expenses per adjusted patient day on a same-hospital basis decreased by approximately 1.6% in 2009 as compared to 2008. Contributing to this decrease was a $37 million, or 29.4%, decline in total hospital malpractice expense to $89 million in the year ended December 31, 2009 compared to $126 million in the year ended December 31, 2008. The decrease in malpractice expense is principally due to a 6% reduction in the number of expected claims, partially offset by an increase of $9 million from a 63 basis point decline in the interest rate used to estimate the discounted present value of projected future liabilities. Declines in consulting costs ($10 million), utility costs ($8 million), reimbursable business expenses ($7 million), systems implementation costs ($5 million) and recruiting-related costs ($3 million) also had a favorable impact on other operating expenses. These declines were partially offset by increases in other items, including a reduction in information systems and business office costs allocable to discontinued operations ($21 million), higher costs for contracted services ($10 million), and higher physician fees relating to increased emergency department on-call payments ($3 million).

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2009, we recorded net impairment and restructuring charges of $27 million. We recorded a $7 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our prior estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the continuing adverse financial trends at that time included reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair values of the hospital’s long-lived assets and compared the fair value estimate to the carrying values of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying values of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded a $10 million net impairment charge for the write-down of land and buildings at the campus of one hospital that was scheduled to move to a new, replacement campus during 2010. Our estimates of the future undiscounted cash flows from the use of the former campus for several months during 2010 and from estimated disposition proceeds were less than the carrying values of the land and buildings of the campus. We compared the estimated fair values to the carrying values and, because the fair value estimate was lower than the carrying values of the assets, an impairment charge was recorded for the difference in the amounts. The remaining net impairment and restructuring charges for the year ended December 31, 2009 include $4 million of employee severance and other related costs, a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy, and a $3 million impairment charge for the write-down of other assets primarily related to an option to purchase certain real property near one of our hospitals that no longer had value due to the financial condition of the owner of the real property.

During the year ended December 31, 2008, net impairment and restructuring charges of $16 million included an $8 million net impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of two hospitals to their estimated fair values due to adverse current and anticipated future financial trends based on their most recent projections at that time. We believed the most significant factors contributing to the adverse financial trends included shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers and high levels of uninsured patients. The remaining net impairment and restructuring charges for the year ended December 31, 2008 include $6 million of employee severance and other related costs, $1 million for the acceleration of stock-based compensation expense and $6 million in impairment charges for the write-down of other assets primarily due to the write-down of costs associated with an expansion project at one of our hospitals that we decided not to pursue based on unfavorable economics forecasted for the project, partially offset by a $5 million reduction in reserves recorded in prior periods.

LITIGATION AND INVESTIGATION COSTS, NET OF INSURANCE RECOVERIES

Litigation and investigation costs in continuing operations for the year ended December 31, 2009 were $31 million compared to $41 million for the year ended December 31, 2008. The 2009 costs primarily relate to reserves established in connection with certain governmental reviews further described in Note 15 to the accompanying Consolidated Financial Statements. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters. The 2008 costs primarily relate to changes in our estimated liability for wage and hour actions that were settled in May 2009 and paid during the three months ended September 30, 2009. The 2008 costs were partially offset by $6 million of insurance proceeds that were recorded as a recovery of litigation and investigation costs in continuing operations for costs we previously incurred related to our December 2004 Redding Medical Center litigation settlement.

INTEREST EXPENSE

During the year ended December 31, 2009, we recorded interest expense of $445 million compared to $418 million for the year ended December 31, 2008. The increase in interest expense primarily relates to higher interest rates on senior secured notes we issued in 2009, partially offset by the impact of interest rate swap and London Interbank Offered Rate (“LIBOR”) interest rate cap agreements.

GAIN (LOSS) FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2009, we recorded a gain from early extinguishment of debt of approximately $97 million, primarily related to the estimated fair values of new notes issued in note exchanges at less than their par values, net of the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes tendered, as well as other notes repurchased. See Note 6 to the accompanying Consolidated Financial Statements for additional details about our debt transactions.

INVESTMENT EARNINGS

During the year ended December 31, 2009, we recorded no net investment earnings compared to investment earnings of $22 million for the year ended December 31, 2008. In 2009, investment earnings were offset a $7 million loss related to an agreement reached during June 2009 for the early redemption of our $56 million investment in hospital authority bonds related to previously divested hospitals in the Dallas, Texas area for $49 million of cash that we received in June 2009. In the year ended December 31, 2008, $10 million was recorded in investment earnings related to insurance proceeds we received in 2008 in connection with our 2004 Redding Medical Center litigation settlement.

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

INCOME TAX BENEFIT

During the year ended December 31, 2009, we recorded an income tax benefit of $23 million compared to $25 million during the year ended December 31, 2008. See Note 16 to the accompanying Consolidated Financial Statements for additional detail about income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2010:

		Years Ending December 31,					Later Years
	Total	2011	2012	2013	2014	2015
	(In Millions)
Long-term debt(1)	$6,629	$434	$422	$570	$405	$1,473	$3,325
Capital lease obligations(1)	2	—	—	—	—	—	2
Long-term non-cancelable operating leases	381	98	85	74	37	23	64
Standby letters of credit	181	179	—	2	—	—	—
Guarantees(2)	98	69	18	5	1	5	—
Asset retirement obligations	153	—	—	—	—	—	153
Academic affiliation agreements(3)	280	41	39	39	19	19	123
Tax liabilities	108	40	—	—	—	—	68
Supplemental executive retirement plan obligations	543	19	20	19	19	20	446
Information technology contract services	746	138	141	133	108	111	115
Purchase orders	255	255	—	—	—	—	—

Total(4)	$9,376	$1,273	$725	$842	$589	$1,651	$4,296

(1)	Includes interest through maturity date/lease termination.
(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(3)	These agreements contain various rights and termination provisions.
(4)	Professional liability and workers’ compensation reserves have been excluded from the table. At December 31, 2010, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $84 million and $383 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $44 million and $123 million, respectively.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our revolving credit facility.

We consummated the following transactions affecting our long-term debt in the year ended December 31, 2010:

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

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2010, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.5x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Part I, Item 1A, Risk Factors, of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $476 million, $456 million and $547 million in the years ended December 31, 2010, 2009 and 2008, respectively, which include $13 million, $1 million and $20 million, respectively, related to discontinued operations. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2011 will total approximately $475 million to $525 million, including $91 million that was accrued as a liability at December 31, 2010. Our anticipated 2011 capital expenditures include approximately $1 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $31 million (of which approximately $27 million was spent prior to January 1, 2011) to comply with the requirements under California’s seismic regulations compared to our estimate as of December 31, 2009 of approximately $80 million. Our current estimated seismic costs are considerably lower than previous estimates because a number of our hospitals have been evaluated as having reduced risk using a new seismic evaluation tool. There may be further reductions to our estimated seismic costs as the State of California completes its review of our other hospitals. Our total estimated seismic expenditure amount has not been adjusted for future inflation. Our budgeted capital expenditures for the year ending December 31, 2011 also include approximately $17 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend approximately $98 million more on such improvements over the next five years.

During the year ended December 31, 2010, we acquired various outpatient centers in California, Florida, Missouri, New Mexico, South Carolina, Tennessee and Texas for an aggregate purchase price of $65 million, which we funded with cash on hand. These acquisitions were made in furtherance of our efforts to expand our outpatient services and increase our outpatient revenues.

Interest payments, net of capitalized interest, were $402 million, $439 million and $391 million in the years ended December 31, 2010, 2009 and 2008, respectively. Interest payments were higher in the 2009 period as compared to the 2010 and 2008 periods primarily due to $23 million of interest payments that were accelerated and paid in the year ended December 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes, as well as other subsequent debt repurchases that reduced our outstanding debt.

In the year ended December 31, 2009, we entered into an interest rate swap agreement for an aggregate notional amount of $1 billion. The interest rate swap agreement was designated as a fair value hedge and was used to manage our exposure to future changes in interest rates. It had the effect of converting our 7 3/ 8% senior notes due 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which substantially offset each other, were recorded in interest expense. To mitigate risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limited the maximum one-month LIBOR to 8% under the interest rate swap agreement. We realized approximately $8 million in net savings in interest payments during the term of the interest rate swap agreement, which we entered into in May 2009 and terminated in November 2009. Depending on then-existing market conditions, we may elect to enter into similar interest rate swap agreements in the future.

Income tax refunds, net of tax payments, were approximately $34 million in the year ended December 31, 2010 compared to income tax payments, net of tax refunds, of approximately $43 million during the year ended December 31, 2009. At December 31, 2010, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $2.2 billion pretax expiring in 2024 to 2030, (2) approximately $24 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 to 2030 and (4) state NOL carryforwards of $3.5 billion expiring in 2011 to 2030 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $35 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change. In January 2011, our board of directors adopted a Section 382 rights agreement as a measure intended to deter such ownership changes in order to preserve our NOL carryforwards (see Note 2 to the accompanying Consolidated Financial Statements for additional information). Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The audit of our tax returns for the years ended December 31, 2006 and December 31, 2007 has been completed by the IRS. These returns include deductions for amounts paid in connection with our 2006 civil settlement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we received tax refunds of approximately $200 million as of December 31, 2009. Upon completion of the audit, we reached a settlement with the IRS, which was approved by the Congressional Joint Committee on Taxation, in which we agreed to repay approximately $12 million of the refunds previously received plus approximately $3 million of interest.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2010 was primarily derived from cash on hand. We had approximately $405 million of cash and cash equivalents on hand at December 31, 2010 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As we experience changes in our business mix and as admissions of uninsured and underinsured patients increase, our operating cash flow is negatively impacted due to lower levels of cash collections and higher levels of bad debt.

Net cash provided by operating activities was $472 million in the year ended December 31, 2010 compared to $425 million in the year ended December 31, 2009. Key negative and positive factors contributing to the change between the 2010 and 2009 periods include the following:

•

Increased income from continuing operations before income taxes of $68 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization in the year ended December 31, 2010 compared to the year ended December 31, 2009;

•

Lower interest payments of $37 million, primarily due to $23 million of interest payments that were accelerated and paid in the year ended December 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes and other subsequent debt repurchases with the proceeds from our issuance of preferred stock and cash on hand that reduced our outstanding debt, as well as payments made as a result of our then existing interest rate swap agreement, which we terminated in November 2009;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million ($105 million in the year ended December 31, 2010 compared to $123 million in the year ended December 31, 2009);

•	Net income tax refunds of $34 million received in the year ended December 31, 2010 compared to net income tax payments of $43 million in the year ended December 31, 2009;

•

Lower payments on reserves for restructuring charges and litigation costs of $109 million, primarily due to $81 million of payments in the year ended December 31, 2009 related to our settlement of wage and hour actions;

•	$40 million less cash provided by operating activities from discontinued operations, principally due to accounts receivable collections in the prior year related to divested hospitals;

•

Reduced cash flows of $175 million primarily due to the payment of additional accounts payable at December 31, 2009, other changes in working capital and changes in long-term liabilities, including the following:

•	a $105 million reduction in our professional and general liability reserves primarily due to improved claims experience and claim payments;

•

a $27 million receivable recorded in 2010 for Medicare bad debts that we have claimed or will claim on our Medicare cost reports, a substantial portion of which is expected to be collected in 2011; and

•

a $10 million receivable recorded in 2010 that we expect to collect in 2011 relating to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents; and

•	$39 million we received in the year ended December 31, 2009 under our then existing interest rate swap agreement, which we terminated in November 2009.

Proceeds from the sales of facilities and other assets related to discontinued operations during the year ended December 31, 2009 aggregated $221 million, primarily from the sale of USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets. In October 2010, we sold nine medical office buildings in Florida for aggregate cash proceeds of $46 million.

Capital expenditures were $476 million and $456 million in the years ended December 31, 2010 and 2009, respectively, including approximately $13 million and $58 million in the same respective periods for construction of a replacement hospital for our East Cooper Regional Medical Center in Mount Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 18 to the accompanying Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

In October 2010, we entered into an amended and restated credit agreement that, among other things, extended the term of our existing senior secured revolving credit facility (“Amended Credit Agreement”). The Amended Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The Amended Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. We are in compliance with all covenants and conditions in our Amended Credit Agreement. For additional information regarding the Amended Credit Agreement, see Note 6 to the accompanying Consolidated Financial Statements. Our borrowing availability under the Amended Credit Agreement was $507 million based on our borrowing base calculation as of December 31, 2010. There were no cash borrowings outstanding under the revolving credit facility at December 31, 2010, and we had approximately $181 million of standby letters of credit outstanding.

In August 2010, we sold $600 million aggregate principal amount of 8% senior notes due 2020. The notes will mature on August 1, 2020. We will pay interest on the 8% senior notes semi-annually in arrears on February 1 and August 1 of each year, which payments commenced on February 1, 2011. The notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes, the obligations of our subsidiaries and any obligations under our Amended Credit Agreement to the extent of the collateral.

Also in August 2010, we repurchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for approximately $835 million, including approximately $4 million in accrued and unpaid interest through the dates of purchase. We repurchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 and cash on hand. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $52 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/ 8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million, including less than $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $3 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

For additional information regarding our long-term debt, see Note 6 to the accompanying Consolidated Financial Statements.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations have resulted in intra-quarter net operating and investing cash uses of $80 million to $250 million and could cause us to use our senior secured revolving credit facility as a source of liquidity. During 2011, we could be required to pay the Medicare program approximately $50 million as a result of the SSI matter described under “Disproportionate Share Hospital Payments” above unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to its removal of the moratorium on cost report settlements. We would be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses and repurchases of securities, and also by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections of this report, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

Excluding the hospitals whose operating results are included in discontinued operations, our consolidated operating results for the years ended December 31, 2010, 2009 and 2008 include $946 million, $923 million and $923 million, respectively, of net operating revenues and $94 million, $99 million and $891 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $279 million of standby letters of credit outstanding and guarantees as of December 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 21 to our Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

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

REVENUE RECOGNITION

We recognize net operating revenues in the period in which services are performed. Net operating revenues primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as certain uninsured patients under the Compact.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on our reserves as of December 31, 2010, a 3% increase or decrease in the estimated contractual allowances would impact the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance as of December 31, 2010, a hypothetical 10% decline in our self-pay collection rate, or approximately 3.0%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $5 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through the emergency department, the increased burden of co-payments and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our collection agency subsidiary between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to our collection agency subsidiary by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to our collection agency subsidiary.

Managed care accounts are collected through our regional business offices, whereby the account balances remain in the related hospital’s patient accounting system and on the hospital’s books, and are adjusted based on an analysis of the net realizable value as they age. Managed care accounts collected through our regional business offices are gradually written down whereby they are fully reserved if the accounts are not paid within two years.

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

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2010, a 5% increase in the number of expected claims would increase the estimated reserves by $42 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $27 million. A 5% increase in the average cost per claim would increase the estimated reserves by $77 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $57 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 2.71%, 2.69% and 3.32% at December 31, 2010, 2009 and 2008, respectively. A 100 basis point increase in the discount rate would decrease the estimated reserves by $12 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Case reserves	$161	$167	$185
Incurred but not reported and loss development reserves	356	483	550

Total undiscounted reserves	$517	$650	$735

Several actuarial methods, including the incurred, paid loss development and Bornhuetter-Ferguson methods, are applied to our historical loss data to produce estimates of ultimate expected losses and the resulting incurred but not reported and loss development reserves. These methods use our specific historical claims data related to paid losses and loss adjustment expenses, historical and current case reserves, reported and closed claim counts, and a variety of hospital census information. Based on these analyses, we determine our estimate of the professional liability claims, including the incurred but not reported and loss development reserve estimates. The determination of our estimates involves subjective judgment and could result in material changes to our estimates in future periods if our actual experience is materially different than our assumptions.

Malpractice claims generally take 4 to 5 years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of reserves as of both December 31, 2010 and 2009 representing unsettled claims is approximately 99%.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional liability claims and the corresponding activity therein:

	Years Ended December 31,
	2010	2009	2008
Accrual for professional liability claims, beginning of the year	$572	$663	$716
Expense (income) related to:(1)
Current accident year	125	121	130
Prior accident years	(98)	(74)	(39)
Expense from discounting	10	9	24

Total incurred loss and loss expense	37	56	115
Paid claims and expenses related to:
Current accident year	(2)	(1)	(3)
Prior accident years	(140)	(146)	(165)

Total paid claims and expenses	(142)	(147)	(168)

Accrual for professional liability claims, end of year	$467	$572	$663

(1)	Total malpractice expense for continuing operations, including premiums for insured coverage, was $57 million, $89 million and $126 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rate for 2010 was 5.50% and for 2009 was 5.75%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A one hundred basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2011 by $3.0 million and would increase the projected benefit obligation at December 31, 2010 by $28.6 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2011 by $1.2 million and decrease the projected benefit obligation at December 31, 2010 by $24.1 million.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment charge if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

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

During the year ended December 31, 2010, we recorded a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2009 and 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010. Additionally, in our most recent impairment analysis as of December 31, 2010, we had two hospitals with an aggregate carrying value of long-lived assets of approximately $205 million whose estimated future undiscounted cash flows exceeded the carrying value of long-lived assets by an aggregate amount of approximately $150 million. These two hospitals had the smallest excess of future undiscounted cash flows over carrying value. Changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets, and if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

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

Our goodwill balance is primarily related to our Southern States region, which totals approximately $310 million, and our Central region, which totals approximately $297 million. In our latest impairment analysis as of December 31, 2010, the estimated fair value of these regions exceeded the carrying value of long-lived assets, including goodwill, by approximately 36% and 48%, respectively.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	Cumulative profits/losses in recent years, adjusted for certain nonrecurring items;

•	Income/losses expected in future years;

•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•	The carryforward period associated with the deferred tax assets and liabilities.

Prior to the year ended December 31, 2010, we had not included projections of future taxable income in the determination of the amount of the required valuation allowance primarily as a result of negative evidence represented by our cumulative losses in recent years. However, during the year ended December 31, 2010, our judgment about the need for a valuation allowance changed, and we concluded that the valuation allowance could be reduced to $66 million. As a result, the reduction in the valuation allowance of approximately $1.1 billion was recorded as a benefit in the provision for income taxes from continuing operations. Our change in judgment resulted from our assessment that positive evidence outweighed negative evidence during 2010 thereby resulting in the inclusion of projections of future taxable income in the determination of the amount of the required valuation allowance. The following factors were taken into account in our assessment:

•	Cumulative profits for the three years ended December 31, 2010;

•	Projected profits for 2011 based on current business plans;

•	Carryforward periods for utilization of federal net operating loss carryovers;

•	Significant improvement in operating performance in 2009 and 2010 as evidenced by:

•	Improved cost controls;

•	Successful renegotiation of managed care contracts on favorable terms;

•	Successful quality control initiatives as reflected by improved clinical outcomes;

•	Successful execution of physician alignment strategies; and

•	Expansion of our outpatient business; and

•	Formulation of strategic initiatives to address uncertainties presented by the Affordable Care Act and health information technology requirements under ARRA.

The remaining $66 million balance in the valuation allowance as of December 31, 2010 is primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized.

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

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2010. The fair values were determined based on quoted market prices for the same or similar instruments. At December 31, 2010, we had no borrowings with variable interest rates.

	Maturity Date, Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$67	$59	$217	$60	$1,188	$2,670	$4,261	$4,528
Average effective interest rates	6.9%	6.8%	7.8%	10.2%	10.9%	9.9%	9.9%

At December 31, 2010, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2010, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were less than $1 million.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2010. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2010.

Tenet’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2010, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/S/ TREVOR FETTER	/S/ BIGGS C. PORTER
Trevor Fetter	Biggs C. Porter
President and Chief Executive Officer	Chief Financial Officer
February 24, 2011	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2011

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$405	$690
Investments in Reserve Yield Plus Fund	1	2
Investments in marketable securities	0	11
Accounts receivable, less allowance for doubtful accounts ($352 at December 31, 2010 and $369 at December 31, 2009)	1,143	1,158
Inventories of supplies, at cost	156	153
Income tax receivable	22	35
Current portion of deferred income taxes	282	108
Assets held for sale	14	29
Other current assets	288	286

Total current assets	2,311	2,472
Investments and other assets	164	182
Deferred income taxes, net of current portion	627	0
Property and equipment, at cost, less accumulated depreciation and amortization ($3,100 at December 31, 2010 and $2,970 at December 31, 2009)	4,304	4,313
Goodwill	652	607
Other intangible assets, at cost, less accumulated amortization ($302 at December 31, 2010 and $257 at December 31, 2009)	442	379

Total assets	$8,500	$7,953

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$67	$2
Accounts payable	720	739
Accrued compensation and benefits	363	370
Professional and general liability reserves	84	106
Accrued interest payable	115	127
Accrued legal settlement costs	8	76
Other current liabilities	368	363

Total current liabilities	1,725	1,783
Long-term debt, net of current portion	3,997	4,272
Professional and general liability reserves	383	466
Accrued legal settlement costs	22	19
Other long-term liabilities	554	568
Deferred income taxes	0	148

Total liabilities	6,681	7,256
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at both December 31, 2010 and 2009	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 550,882,110 shares issued at December 31, 2010 and 538,610,856 shares issued at December 31, 2009	27	27
Additional paid-in capital	4,449	4,461
Accumulated other comprehensive loss	(43)	(32)
Accumulated deficit	(1,522)	(2,665)
Less common stock in treasury, at cost, 65,098,918 shares at December 31, 2010 and 57,475,602 shares at December 31, 2009	(1,479)	(1,479)

Total shareholders’ equity	1,766	646
Noncontrolling interests	53	51

Total equity	1,819	697

Total liabilities and equity	$8,500	$7,953

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2010	2009	2008

Net operating revenues	$9,205	$9,014	$8,585
Operating expenses:
Salaries, wages and benefits	3,900	3,857	3,779
Supplies	1,577	1,569	1,511
Provision for doubtful accounts	740	697	628
Other operating expenses, net	1,938	1,909	1,928
Depreciation and amortization	394	386	371
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	10	27	16
Litigation and investigation costs, net of insurance recoveries	12	31	41

Operating income	634	538	311
Interest expense	(424)	(445)	(418)
Gain (loss) from early extinguishment of debt	(57)	97	0
Investment earnings	5	0	22
Net gain on sales of investments	0	15	139

Income from continuing operations, before income taxes	158	205	54
Income tax benefit	977	23	25

Income from continuing operations, before discontinued operations	1,135	228	79
Discontinued operations:
Income (loss) from operations	11	(10)	(2)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(1)	(12)	(95)
Litigation settlements, net of insurance recoveries	0	0	39
Net gains (losses) on sales of facilities	0	(1)	6
Income tax (expense) benefit	7	(8)	5

Income (loss) from discontinued operations	17	(31)	(47)

Net income	1,152	197	32
Less: Preferred stock dividends	24	6	0
Less: Net income attributable to noncontrolling interests	9	10	7

Net income attributable to Tenet Healthcare Corporation common shareholders	$1,119	$181	$25

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$1,102	$212	$73
Income (loss) from discontinued operations, net of tax	17	(31)	(48)

Net income attributable to Tenet Healthcare Corporation common shareholders	$1,119	$181	$25

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$2.28	$0.44	$0.15
Discontinued operations	0.03	(0.06)	(0.10)

	$2.31	$0.38	$0.05

Diluted
Continuing operations	$2.01	$0.43	$0.15
Discontinued operations	0.03	(0.06)	(0.10)

	$2.04	$0.37	$0.05

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	484,321	480,240	476,349
Diluted	560,631	507,277	478,606

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

	Years Ended December 31,
	2010	2009	2008

Net income	$1,152	$197	$32
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	(20)	(3)	(9)
Unrealized gains (losses) on securities held as available-for-sale	1	3	(3)
Reclassification adjustments for realized losses included in net income	1	7	3

Other comprehensive income (loss) before income taxes	(18)	7	(9)
Income tax (expense) benefit related to items of other comprehensive income (loss)	7	(2)	0

Total other comprehensive income (loss), net of tax	(11)	5	(9)

Comprehensive income	1,141	202	23
Less: Preferred stock dividends	24	6	0
Less: Comprehensive income attributable to noncontrolling interests	9	10	7

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$1,108	$186	$16

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2007	0	$0	474,379	$26	$4,412	$(28)	$(2,877)	$(1,479)	$34	$88
Net income	0	0	0	0	0	0	25	0	7	32
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(3)	(3)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	6	6
Other comprehensive loss	0	0	0	0	0	(9)	0	0	0	(9)
Stock-based compensation expense and issuance of common stock	0	0	2,794	0	33	0	0	0	0	33

Balances at December 31, 2008	0	$0	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	0	0	0	0	0	0	187	0	10	197
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(7)	(7)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	4	4
Other comprehensive income	0	0	0	0	0	5	0	0	0	5
Issuance of mandatory convertible preferred stock	345,000	334	0	0	0	0	0	0	0	334
Preferred stock dividends	0	0	0	0	(6)	0	0	0	0	(6)
Stock-based compensation expense and issuance of common stock	0	0	3,962	1	22	0	0	0	0	23

Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	0	0	0	0	0	0	1,143	0	9	1,152
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(8)	(8)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	1	1
Other comprehensive income	0	0	0	0	0	(11)	0	0	0	(11)
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Stock-based compensation expense and issuance of common stock	0	0	4,648	0	12	0	0	0	0	12

Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2010	2009	2008
Net income	$1,152	$197	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394	386	371
Provision for doubtful accounts	740	697	628
Net gain on sales of investments	0	(15)	(139)
Deferred income tax expense (benefit)	(952)	20	(14)
Stock-based compensation expense	22	23	33
Impairment of long-lived assets and goodwill, and restructuring charges, net of insurance recoveries	10	27	16
Litigation and investigation costs, net of insurance recoveries	12	31	41
(Gain) loss from early extinguishment of debt	57	(97)	0
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	3	(1)	0
Amortization of debt discount and issue costs	31	27	15
Pre-tax (gain) loss from discontinued operations	(10)	23	52
Other items, net	(4)	6	(11)
Changes in cash from operating assets and liabilities:
Accounts receivable	(744)	(646)	(647)
Inventories and other current assets	(17)	(22)	(1)
Income taxes	3	(78)	(20)
Accounts payable, accrued expenses and other current liabilities	(84)	12	(29)
Other long-term liabilities	(58)	(13)	(37)
Payments against reserves for restructuring charges and litigation costs and settlements	(83)	(192)	(100)
Net cash provided by operating activities from discontinued operations, excluding income taxes	0	40	18

Net cash provided by operating activities Cash flows from investing activities:	472	425	208
Purchases of property and equipment—continuing operations	(450)	(397)	(452)
Construction of new and replacement hospitals	(13)	(58)	(75)
Purchases of property and equipment—discontinued operations	(13)	(1)	(20)
Purchases of business or joint venture interest	(65)	0	(92)
Proceeds from sales of facilities and other assets—discontinued operations	19	221	160
Proceeds from sales of marketable securities, long-term investments and other assets	84	67	224
Purchases of marketable securities	0	(17)	(26)
Distributions received from (reclassification of) investments in Reserve Yield Plus Fund	1	12	(14)
Proceeds from hospital authority bonds	0	49	8
Proceeds from cash surrender value or basis reduction of insurance policies	0	0	11
Release of escrow funds	15	0	0
Other items, net	2	(1)	2

Net cash used in investing activities Cash flows from financing activities:	(420)	(125)	(274)
Repayments of borrowings	(886)	(1,291)	(2)
Proceeds from borrowings	601	885	1
Deferred debt issuance costs	(27)	(46)	(3)
Proceeds from issuance of mandatory convertible preferred stock	0	334	0
Cash dividends on preferred stock	(24)	0	0
Distributions paid to noncontrolling interests	(8)	(7)	(3)
Other items, net	7	8	8

Net cash provided by (used in) financing activities	(337)	(117)	1

Net increase (decrease) in cash and cash equivalents	(285)	183	(65)
Cash and cash equivalents at beginning of period	690	507	572

Cash and cash equivalents at end of period	$405	$690	$507

Supplemental disclosures:
Interest paid, net of capitalized interest	$(402)	$(439)	$(391)
Proceeds from interest rate swap agreement	$0	$39	$0
Income tax (payments) refunds, net	$34	$(43)	$(4)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate acute care hospitals and related health care facilities. At December 31, 2010, our subsidiaries operated 49 general hospitals, including four academic medical centers, and a critical access hospital, with a combined total of 13,428 licensed beds, serving primarily urban and suburban communities in 11 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); revenue cycle management and patient communications services businesses; physician practices; captive insurance companies; and other ancillary health care businesses (including ambulatory surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in these notes to our Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been reclassified to conform to current-year presentation.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for fair presentation have been included, actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Net Operating Revenues

We recognize net operating revenues in the period in which services are performed. Net operating revenues primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”).

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

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2010, 2009 and 2008 by $1 million, $16 million and $3 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

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

We know of no material claims, disputes or unsettled matters with any payer that would affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

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

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $405 million and $690 million at December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, our book overdrafts were approximately $243 million and $255 million, respectively, which were classified as accounts payable.

At December 31, 2010 and 2009, approximately $109 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2010 and 2009, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our Consolidated Statement of Operations. We include realized gains or losses in our Consolidated Statement of Operations based on the specific identification method.

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

Property and Equipment

Additions and improvements to property and equipment costing $500 or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years and, for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2010, 2009 and 2008, capitalized interest was $4 million, $9 million and $10 million, respectively.

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances.

We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

Asset Retirement Obligations

We recognize the fair value of a liability for legal obligations associated with asset retirements, primarily related to asbestos abatement and costs associated with underground storage tanks, in the period in which it is incurred if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in our Consolidated Statement of Operations.

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

Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are primarily being amortized under the effective interest method based on the terms of the specific notes.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on an actuarial calculation of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate (2.71% at December 31, 2010 and 2.69% at December 31, 2009). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice liability expense is presented within other operating expenses in the accompanying Consolidated Statement of Operations.

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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that we consider include:

•	Cumulative profits/losses in recent years, adjusted for certain nonrecurring items;

•	Income/losses expected in future years;

•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;

•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits; and

•	The carryforward period associated with the deferred tax assets and liabilities.

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

Segment Reporting

We operate in one line of business—the provision of health care services through the operation of general hospitals and related health care facilities. Our general hospitals generated 97.4%, 97.7% and 98.0% of our net operating revenues in the years ended December 31, 2010, 2009 and 2008, respectively. Each of our operating regions and our Philadelphia market report directly to our chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Rights Agreement

On January 7, 2011, our board of directors adopted a Section 382 rights agreement (the “Rights Agreement”) in an effort to protect shareholder value by attempting to diminish the risk that our ability to use our net operating loss carryforwards to reduce future federal income tax obligations may become substantially limited due to an “ownership change,” as defined in Section 382 of the Internal Revenue Code. Our board of directors authorized the issuance of one right per each outstanding share of our common stock issuable to our shareholders of record as of the close of business on January 17, 2011. One right will also be issued together with each share of our common stock issued after January 17, 2011. The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 4.9% or more of our outstanding common stock (or, in the case of a person that had beneficial ownership of 4.9% or more of our outstanding common stock as of the close of business on January 7, 2011, by obtaining beneficial ownership of additional shares of common stock representing one-quarter of one percent (0.25%) of our common stock) and (ii) 10 business days (or such later date as may be specified by the board prior to such time as any person becomes an Acquiring Person) after the commencement of a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person. In the event that a person becomes an Acquiring Person, each holder of a right, other than rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become null and void), will thereafter have the right to receive upon exercise of a right and payment of $20.00 (the “Purchase Price”), a number of shares of our common stock having a market value of two times the Purchase Price.

The Rights Agreement is intended to act as a deterrent to any person acquiring beneficial ownership of 4.9% or more of our outstanding common stock without the approval of our board of directors. Shareholders who beneficially owned 4.9% or more of our outstanding common stock as of the close of business on January 7, 2011 will not trigger the Rights Agreement so long as they do not acquire beneficial ownership of additional shares of common stock representing one-quarter of one percent (0.25%) of our common stock at a time when they still beneficially own 4.9% or more of our outstanding common stock. Our board of directors may, in its sole discretion, also exempt any person from triggering the Rights Agreement, such as in the case where beneficial ownership of more than 4.9% of our common stock does not limit the use of our net operating losses.

Mandatory Convertible Preferred Stock

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

We accrued dividends of approximately $6 million, or $18.67 per share, on our 7% mandatory convertible preferred stock for the period September 25, 2009 through December 31, 2009, and paid the dividends in January 2010. We accrued approximately $6 million, or $17.50 per share, for dividends on the mandatory convertible preferred stock in each of the three months ended March 31, June 30, September 30, and December 31, 2010, and paid the dividends in April 2010, July 2010, October 2010 and January 2011, respectively.

Upon any voluntary or involuntary liquidation, dissolution or winding up of us resulting in a distribution of assets to the holders of any class or series of our capital stock, each holder of the mandatory convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus an amount equal to accrued, accumulated and unpaid dividends.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2010	2009
Continuing operations:
Patient accounts receivable	$1,470	$1,466
Allowance for doubtful accounts	(337)	(341)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	33	35
Net cost report settlements payable and valuation allowances	(24)	(24)

	1,142	1,136
Discontinued operations:
Patient accounts receivable	15	44
Allowance for doubtful accounts	(15)	(28)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	1	3
Net cost report settlements receivable and valuation allowances	—	3

	1	22

Accounts receivable, net	$1,143	$1,158

As of December 31, 2010, our estimated collection rates on managed care accounts and self-pay accounts, including co-pays and deductibles, were approximately 98.4% and 28.3%, respectively, which included collections from point-of-service through collections by our collection agency subsidiary. The comparable managed care and self-pay collection rates as of December 31, 2009 were approximately 98.0% and 30.1%, respectively.

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

Accounts assigned to our collection agency subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our collection agency subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2010, 2009 and 2008 were approximately $376 million, $365 million and $359 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2010, 2009 and 2008 were approximately $120 million, $118 million and $113 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

NOTE 4. DISCONTINUED OPERATIONS

Effective April 1, 2010, we completed the sale of certain of our owned assets at NorthShore Regional Medical Center (“NorthShore”), located in Slidell, Louisiana, for approximately $16 million of cash proceeds. At that time, we also terminated our operating lease agreement for the hospital.

In the year ended December 31, 2009, we sold USC University Hospital and USC Kenneth Norris Jr. Cancer Hospital. The terms of the sale included a deferral of $30 million of proceeds, which were placed in escrow for up to four years. The purpose of the escrow is to fund certain potential indemnification obligations that may arise after the closing. We are not aware of any material probable indemnification obligations that would negatively impact our receipt of these funds after the expiration of the escrow period. Any potential charge would be recorded in discontinued operations, if one were to occur.

We classified $17 million of our assets of NorthShore as “assets held for sale” in current assets in the accompanying Consolidated Balance Sheets at December 31, 2009. These assets primarily consisted of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. We derive fair value estimates from definitive sales agreements, appraisals, established market values of comparable assets, or internal estimates of future net cash flows. Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact fair value estimates, including the future financial results of hospitals in discontinued operations and how they are operated by us until they are divested, changes in health care industry trends and regulations until the hospitals are divested, and whether we ultimately divest the hospital assets to buyers who will continue to operate the assets as general hospitals or utilize the assets for other purposes. In certain cases, these fair value estimates assume the highest and best use of the assets in the future, to a market place participant, is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. Fair value estimates do not include the costs of closing hospitals in discontinued operations or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the sale of hospital assets could be significantly less than fair value estimates. Because we do not intend to sell the accounts receivable of hospitals in discontinued operations, the receivables are included in our consolidated net accounts receivable in the accompanying Consolidated Balance Sheets.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2010	2009	2008
Net operating revenues	$28	$201	$909
Income (loss) before income taxes	10	(23)	(52)

We recorded $1 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2010, consisting of a $3 million write-down of land to expected sales proceeds related to a previously divested hospital, partially offset by $1 million of impairment credits in discontinued operations relating to an increase in the estimated fair values of NorthShore’s long-lived assets, less estimated costs to sell, and $1 million for a reduction in reserves recorded in previous periods.

We recorded $12 million of net impairment and restructuring charges in discontinued operations during the year ended December 31, 2009, consisting of $3 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, a $2 million charge for the write-down of goodwill related to NorthShore, and $7 million in employee severance, lease termination and other exit costs.

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

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES

We recognized impairment charges on long-lived assets in 2010, 2009 and 2008 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

Year Ended December 31, 2010

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. We recorded a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our prior estimates during 2009 and 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

Year Ended December 31, 2009

During the year ended December 31, 2009, we recorded net impairment and restructuring charges of $27 million. We recorded a $7 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. We also recorded a $10 million net impairment charge for the write-down of land and buildings at the campus of one hospital that was scheduled to move to a new, replacement campus during 2010. Our estimates of the future undiscounted cash flows from the use of the former campus for several months during 2010 and from estimated disposition proceeds were less than the carrying values of the land and buildings of the campus. We compared the estimated fair values to the carrying values and, because the fair value estimate was lower than the carrying values of the assets, an impairment charge was recorded for the difference in the amounts. The remaining net impairment and restructuring charges for the year ended December 31, 2009 include $4 million of employee severance and other related costs, a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy, and a $3 million impairment charge for the write-down of other assets primarily related to an option to purchase certain real property near one of our hospitals that no longer had value due to the financial condition of the owner of the real property.

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

Accrued Restructuring Charges

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2010, 2009 and 2008 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$2	$(4)	$—	$4
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	(1)	(1)	—	6

	$14	$1	$(5)	$—	$10

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$4	$(9)	$(1)	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(14)	—	8

	$27	$11	$(23)	$(1)	$14

Year Ended December 31, 2008
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$24	$2	$(15)	$1	$12
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	20	16	(21)	—	15

	$44	$18	$(36)	$1	$27

The above liability balances at December 31, 2010 and 2009 are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments to be applied against these accruals at December 31, 2010 are expected to be approximately $3 million in 2011 and $7 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2010 and December 31, 2009:

	December 31,
	2010	2009
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	216	1,000
9 7/8%, due 2014	60	100
9 1/4%, due 2015	474	489
8%, due 2020	600	—
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	6	7
Unamortized note discounts	(197)	(227)

Total long-term debt	4,064	4,274
Less current portion	67	2

Long-term debt, net of current portion	$3,997	$4,272

Credit Agreement

On October 19, 2010, we entered into an amended and restated credit agreement that, among other things, extended the term of our existing senior secured revolving credit facility (“Amended Credit Agreement”). The Amended Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The Amended Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Amended Credit Agreement continues to be collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Amended Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period at the rate of either (i) a base rate plus a margin of 2.00% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.75% to 2.25% or LIBOR plus a margin ranging from 2.75% to 3.25% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate of 0.50% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.625% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. There were no cash borrowings outstanding under the revolving credit facility at December 31, 2010, and we had approximately $181 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $507 million was available for borrowing under the revolving credit facility at December 31, 2010.

Senior Notes

In August 2010, we sold $600 million aggregate principal amount of 8% senior notes due 2020. The notes will mature on August 1, 2020. We will pay interest on the 8% senior notes semi-annually in arrears on February 1 and August 1 of each year, which payments commenced on February 1, 2011. The notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes, the obligations of our subsidiaries and any obligations under our Amended Credit Agreement to the extent of the collateral.

Also in August 2010, we repurchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for approximately $835 million, including approximately $4 million in accrued and unpaid interest through the dates of purchase. We repurchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 as described above and cash on hand. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $52 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In July 2010, we repurchased $34 million aggregate principal amount of our 9 7/8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million, including less than $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $3 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

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

In December 2009, we repurchased $2 million aggregate principal amount of our 6 3/8% senior notes due 2011 and approximately $1 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $3 million. In November 2009, we repurchased $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $2 million. In September 2009, we repurchased approximately $8 million of additional aggregate principal amount of our 9 1/ 4% senior notes for cash of approximately $8 million. These transactions resulted in no gain or loss from early extinguishment of debt.

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

In June 2009, we purchased approximately $900 million of the $1 billion aggregate principal amount then outstanding of our 9 7/8% senior notes due 2014 for approximately $941 million, including approximately $41 million in accrued and unpaid interest through the dates of purchase. We purchased the 9 7/8% senior notes with the net proceeds of approximately $881 million from our sale of new 8 7/8% senior secured notes due 2019, as described below, and cash on hand. In connection with the purchases of our 9 7/8% senior notes, we recorded a loss from early extinguishment of debt of approximately $24 million related to the write-off of unamortized note discounts and issuance costs.

In May and March 2009, we exchanged approximately $918 million aggregate principal amount of our outstanding 6 3/8% senior notes due 2011 and approximately $510 million aggregate principal amount of our outstanding 6 1/2% senior notes due 2012 for new 9% senior secured notes due 2015 and 10% senior secured notes due 2018, as described below.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described below, the obligations of our subsidiaries and any obligations under our Amended Credit Agreement to the extent of the collateral. We may redeem any series of our senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium specified in the applicable indenture, together with accrued and unpaid interest to the redemption date.

Senior Secured Notes

In June 2009, we sold $925 million aggregate principal amount of 8 7/8% senior secured notes due 2019. The notes will mature on July 1, 2019. We will pay interest on the 8 7/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, which payments commenced January 1, 2010. The notes rank equally with our 9% senior secured notes due 2015 and 10% senior secured notes due 2018, which we issued in May and March 2009, as described below.

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

The 9% senior secured notes will mature on May 1, 2015, and the 10% senior secured notes will mature on May 1, 2018. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year, which payments commenced on May 1, 2009. The 9% and 10% senior secured notes rank equally with our 8 7/8% senior secured notes due 2019.

All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Amended Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions limiting our ability to redeem the notes and the terms by which we may do so. At any time or from time to time prior to the date specified in the applicable indenture – July 1, 2012 in the case of the 8 7/8% senior secured notes and May 1, 2012 in the case of the 9% and 10% senior secured notes – we, at our option, may redeem up to 35% of the aggregate principal amount of any of these series of senior secured notes with the net cash proceeds of one or more qualified equity offerings (as defined in the applicable indenture) at a redemption price equal to a specified percentage – 108.875% in the case of the 8 7/8% senior secured notes, 109% in the case of the 9% senior secured notes and 110% in the case of the 10% senior secured notes – of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, we, at our option, may redeem any series of our senior secured notes, in whole or in part, at any time on or prior to the date specified in the applicable indenture – July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes – at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable make-whole premium set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time after July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, we, at our option, may redeem the notes, in whole or in part, at the redemption prices set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a change of control (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest

Covenants

Our Amended Credit Agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the available credit under the revolving credit facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The Amended Credit Agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Amended Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the Amended Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Amended Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

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

Interest Rate Swap Agreement and LIBOR Cap Agreement

In the year ended December 31, 2009, we entered into an interest rate swap agreement for an aggregate notional amount of $1 billion. The interest rate swap agreement was designated as a fair value hedge and was used to manage our exposure to future changes in interest rates. It had the effect of converting our 7 3/8% senior notes due 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 7/8% senior notes, which substantially offset each other, were recorded in interest expense. To mitigate risks related to potential significant increases in the one-month LIBOR, we also entered into a LIBOR cap agreement that limited the maximum one-month LIBOR to 8% under the interest rate swap agreement. We paid approximately $2 million for this limitation on interest rate exposure under the interest rate swap agreement. We realized approximately $8 million in net savings in interest payments during the term of the interest rate swap agreement, which we entered into in May 2009 and terminated in November 2009.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Consolidated Balance Sheets was less than $1 million and approximately $3 million at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, approximately $3 million in losses and $1 million in gains, respectively, from mark-to-market adjustments of the LIBOR cap agreement were included in interest expense in the accompanying Consolidated Statements of Operations. See Note 18 for the disclosure of the fair value of the LIBOR cap agreement.

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2010 are as follows:

		Years Ending December 31,					Later Years
	Total	2011	2012	2013	2014	2015
Long-term debt, including capital lease obligations	$4,261	$67	$59	$217	$60	$1,188	$2,670
Long-term non-cancelable operating leases	$381	$98	$85	$74	$37	$23	$64

Rental expense under operating leases, including short-term leases, was $136 million, $143 million and $136 million in the years ended December 31, 2010, 2009 and 2008, respectively. Included in rental expense for these periods was sublease income of $12 million, $17 million and $18 million, respectively, which was recorded as a reduction to rental expense.

NOTE 7. GUARANTEES

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

At December 31, 2010, the maximum potential amount of future payments under our income and revenue collection guarantees was $84 million. We had a liability of $72 million recorded for the fair value of these guarantees included in other current liabilities at December 31, 2010.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at December 31, 2010 was $9 million. We had a liability of $5 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $4 million was included in other long-term liabilities, at December 31, 2010.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2010, approximately 26 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the years ended December 31, 2010, 2009 and 2008 includes $22 million, $23 million and $34 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($14 million, $14 million and $22 million, respectively, after-tax, excluding the impact of the deferred tax valuation allowance). The 2008 pretax expense includes $1 million for stock option modification costs related to terminated employees, which are recorded in restructuring charges. The table below shows the stock option and restricted stock unit grants and other awards that comprise the $22 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2010. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2010
	(In Thousands)				(In Millions)
Stock Options:
February 25, 2010	953	$5.03	$2.89		$1
February 26, 2009	11,097	1.14	0.71		3
February 26, 2009	8,628	1.14	0.61		2
March 6, 2008	3,056	4.94	2.43		2
Restricted Stock Units:
May 6, 2010	186		5.58	(1)	1
February 25, 2010	4,309		5.03		7
March 6, 2008	3,204		4.94		4
March 1, 2007	2,367		6.60		1
Other grants					1

					$22

(1)	End of month fair market value was used for this grant to calculate compensation expense.

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2010, 2009 and 2008:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2007	35,961,686	$20.28
Granted	3,192,000	4.97
Exercised	(16,666)	5.81
Forfeited/Expired	(7,231,594)	21.50

Outstanding as of December 31, 2008	31,905,426	18.48
Granted	22,146,180	1.17
Exercised	—	—
Forfeited/Expired	(5,734,351)	18.21

Outstanding as of December 31, 2009	48,317,255	10.58
Granted	964,008	5.03
Exercised	(2,081,978)	1.21
Forfeited/Expired	(4,043,736)	20.62

Outstanding as of December 31, 2010	43,155,549	$9.97	$112	5.6 years

Vested and expected to vest at December 31, 2010	42,625,903	$10.08	$109	5.6 years

Exercisable as of December 31, 2010	27,277,562	$14.81	$32	4.1 years

There were 2,081,978 stock options exercised during the year ended December 31, 2010 with a $9 million aggregate intrinsic value, and no stock options exercised during the same period in 2009.

In the year ended December 31, 2010, we granted an aggregate of 964,008 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. Because all conditions were met, the performance-based stock options will vest and be settled ratably over a three-year period from the date of the grant.

As of December 31, 2010, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

The weighted average estimated fair value of stock options we granted in the year ended December 31, 2010 was $2.89 per share for our top 11 employees. We did not grant stock options to any other employees in the year ended December 31, 2010. The weighted average estimated fair values of stock options we granted in the year ended December 31, 2009 was $0.67 per share. These fair values were calculated based on each grant date using a binomial lattice model with the following assumptions:

	Years Ended December 31,
	2010	2009
	Top Eleven Employees	Top Eleven Employees	All Other Employees
Expected volatility	53%	60%	57% - 61%
Expected dividend yield	0%	0%	0%
Expected life	7 years	7 years	5 years
Expected forfeiture rate	2%	4%	20%
Risk-free interest rate	3.29%	3.25%	2.34% - 2.81%
Early exercise threshold	75% gain	75% gain	50% gain
Early exercise rate	20% per year	20% per year	45% per year

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

The following table summarizes information about our outstanding stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	18,596,025	8.2 years	$1.14	5,007,718	$1.14
$1.15 to $10.639	11,236,879	6.0 years	7.25	8,947,199	7.88
$10.64 to $13.959	2,890,301	3.2 years	12.11	2,890,301	12.11
$13.96 to $17.589	3,599,272	2.1 years	17.09	3,599,272	17.09
$17.59 to $28.759	612,000	1.8 years	28.16	612,000	28.16
$28.76 and over	6,221,072	0.6 years	34.38	6,221,072	34.38

	43,155,549	5.6 years	$9.97	27,277,562	$14.81

As of December 31, 2010, approximately 73.6% of our outstanding options were held by current employees and approximately 26.4% were held by former employees. Approximately 56.5% of our outstanding options were in-the-money, that is, they had an exercise price less than the $6.69 market price of our common stock on December 31, 2010, and approximately 43.5% were out-of-the-money, that is, they had an exercise price of more than $6.69 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	24,303,033	99.6%	7,463,543	39.8%	31,766,576	73.6%
Former employees	87,834	0.4%	11,301,139	60.2%	11,388,973	26.4%

Totals	24,390,867	100.0%	18,764,682	100.0%	43,155,549	100.0%

% of all outstanding options	56.5%		43.5%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2010, 2009 and 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2007	8,663,814	$7.47
Granted	3,961,628	4.98
Vested	(3,381,784)	8.39
Forfeited	(573,340)	6.39

Unvested as of December 31, 2008	8,670,318	6.04
Granted	542,324	2.35
Vested	(4,069,831)	5.84
Forfeited	(336,370)	5.59

Unvested as of December 31, 2009	4,806,441	5.82
Granted	5,139,299	5.03
Vested	(2,500,853)	5.70
Forfeited	(1,123,617)	6.26

Unvested as of December 31, 2010	6,321,270	$5.14

In the year ended December 31, 2010, we granted 4,081,030 restricted stock units subject to time-vesting. In addition, we granted 832,030 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the year ended December 31, 2010, we also granted 226,239 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock. The fair value of the restricted stock units granted to directors will be adjusted based on our share price at the end of each calendar quarter. Annual grants of restricted stock units to our directors settle on the earlier of the third anniversary of the date of the grant or termination of board service, unless settlement has been deferred by the director. Initial grants of restricted stock units to newly appointed directors are settled only upon termination of board service.

As of December 31, 2010 and 2009, there were $19 million and $9 million, respectively, of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 20,250,000 shares of common stock to our eligible employees. As of December 31, 2010, there were approximately 3,238,255 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Number of shares	771,319	1,715,591	672,872
Weighted average price	$4.93	$1.34	$5.19

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 75% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. As of January 1, 2009, the employer match was made discretionary, employees must work 1,000 hours or more during the plan year to be eligible to receive any match and the matching percentage was reduced from 3% to 1.5%. However, based on our improved profitability in 2009, we recorded, in the three months ended December 31, 2009, discretionary contribution expense of $16 million for contributions to the 401(k) plan accounts of employees who were not eligible for incentive compensation awards. Plan expenses, primarily related to our contributions to the plan, were approximately $27 million, $44 million and $52 million for the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. The plans are not funded, and plan obligations are paid from our working capital. Pension benefits are generally based on years of service and compensation. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(249)	$(245)
Service cost	(2)	(1)
Interest cost	(14)	(14)
Actuarial loss	(21)	(7)
Benefits paid	18	18

Ending obligations	(268)	(249)
Fair value of plans’ assets	—	—

Funded status of plans	$(268)	$(249)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(19)	$(18)
Other long-term liability	(249)	(231)
Accumulated other comprehensive loss	49	29

	$(219)	$(220)

Assumptions:
Discount rate	5.50%	5.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2010	December 31, 2009

(1)	The accumulated benefit obligation at December 31, 2010 and 2009 was approximately $265 million and $246 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2010	2009	2008
Service costs	$2	$1	$2
Interest costs	14	14	14
Amortization of prior-year service costs	—	3	3
Amortization of net actuarial loss	1	1	—

Net periodic benefit cost	$17	$19	$19

Assumptions:
Discount rate	5.75%	5.75%	6.25%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	4.00%	4.00%
Measurement date	January 1, 2010	January 1, 2009	January 1, 2008
Census date	January 1, 2010	January 1, 2009	January 1, 2008

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

We recorded loss adjustments of $20 million, $3 million and $9 million in other comprehensive income (loss) in the three months ended December 31, 2010, 2009 and 2008, respectively, to recognize changes in the funded status of our SERPs. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial losses of $21 million, $7 million and $12 million during the years ended December 31, 2010, 2009 and 2008, respectively, and the amortization of net prior service costs of less than $1 million for the year ended December 31, 2010 and $3 million for both of the years ended December 31, 2009 and 2008 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $49 million, $29 million and $23 million as of December 31, 2010, 2009 and 2008, respectively, and unrecognized prior service costs of less than $1 million as of both of the years ended December 31, 2010 and 2009 and $3 million as of December 31, 2008, have not yet been recognized as components of net periodic benefit costs. During the year ending December 31, 2011, no net prior service costs are expected to be recognized as components of net periodic benefit costs.

The following table presents our estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,
	Total	2011	2012	2013	2014	2015	Five Years Thereafter
SERP benefit payments	$196	$19	$20	$19	$19	$20	$99

The SERP obligations of $268 million at December 31, 2010 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($19 million) and an other noncurrent liability ($249 million) based on an estimate of the expected payment patterns.

NOTE 9. OTHER CURRENT ASSETS

The principal components of other current assets are shown in the table below:

	December 31,
	2010	2009
Prepaid expenses	$70	$70
Physician receivables and relocation agreements	62	58
Physician and group coverage guarantees	70	77
Disproportionate share hospital revenue receivables	33	42
Vendor and other nonpatient receivables	22	22
Grant receivable related to medical residency program	2	2
Sublease receivables	2	2
Notes receivable from asset sales	—	4
Other, net	27	9

Other current assets	$288	$286

Of the total amounts in other current assets, $31 million and $30 million was past due more than 90 days as of December 31, 2010 and 2009, respectively, primarily related to disproportionate share hospital revenue receivables and vendor and other nonpatient receivables.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2010	2009
Land	$352	$341
Buildings and improvements	3,984	3,883
Construction in progress	205	264
Equipment	2,863	2,795

	7,404	7,283
Accumulated depreciation and amortization	(3,100)	(2,970)

Net property and equipment	$4,304	$4,313

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used. At December 31, 2010 and 2009, we had $91 million and $66 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $87 million and $61 million, respectively, were included in accounts payable.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009:

	2010	2009
As of January 1:
Goodwill	$3,031	$3,033
Accumulated impairment losses	(2,424)	(2,424)

Total	607	609
Goodwill acquired during the year	45	—
Goodwill allocated to assets held for sale	—	(2)

Total	$652	$607

As of December 31:
Goodwill	$3,076	$3,031
Accumulated impairment losses	(2,424)	(2,424)

Total	$652	$607

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2010:
Capitalized software costs	$658	$(288)	$370
Long-term debt issue costs	84	(14)	70
Other	2	—	2

Total	$744	$(302)	$442

As of December 31, 2009
Capitalized software costs	$563	$(239)	$324
Long-term debt issue costs	72	(17)	55
Other	1	(1)	—

Total	$636	$(257)	$379

Estimated future amortization of intangibles with finite useful lives as of December 31, 2010 is as follows:

		Years Ending December 31,					Later
	Total	2011	2012	2013	2014	2015	Years
Amortization of intangible assets	$442	$60	$54	$49	$43	$41	$195

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
Marketable debt securities	$26	$30
Equity investments in unconsolidated health care entities(1)	27	26
Other	—	1

Total investments	53	57
Cash surrender value of life insurance policies	18	15
Long-term deposits	49	68
Land held for expansion, long-term receivables and other assets	44	42

Investments and other assets	$164	$182

(1)	Equity earnings of unconsolidated affiliates are included in net operating revenues in the accompanying Consolidated Statements of Operations and were $5 million and $6 million in the years ended December 31, 2010 and 2009, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At December 31, 2010 and 2009, there were less than $1 million and $1 million, respectively, of accumulated unrealized losses on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2010	2009
Unamortized realized losses from interest rate lock derivatives	$(1)	$(2)
Adjustments for supplemental executive retirement plans	(42)	(29)
Unrealized losses on securities held as available-for-sale	—	(1)

Accumulated other comprehensive loss	$(43)	$(32)

There was a tax effect allocated to the adjustments for supplemental executive retirement plans for the year ended December 31, 2010 of $8 million. There was no tax effect recorded for such adjustments during the years ended December 31, 2009 and 2008 due to the existence of a deferred tax asset valuation allowance.

NOTE 14. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2010 through March 31, 2011, April 1, 2009 through March 31, 2010, and April 1, 2008 through March 31, 2009, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

Professional and General Liability Insurance

At December 31, 2010 and 2009, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $467 million and $572 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.71%, 2.69% and 3.32% at December 31, 2010, 2009 and 2008, respectively.

Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•

Policy period June 1, 2010 through May 31, 2011—Our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 55% reinsured by THINC with independent reinsurance companies, with THINC retaining 45% or a maximum of $4.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $57 million, $89 million and $126 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 15. CLAIMS AND LAWSUITS

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

1.	Shareholder Suits—On November 12, 2010, we received an unsolicited proposal from Community Health Systems, Inc. (“Community”) to acquire all outstanding shares of Tenet Healthcare Corporation for $6.00 per share in cash and stock. Our board of directors, after carefully evaluating the proposal made by Community and after consultation with our financial and legal advisors, unanimously determined that Community’s proposal was not in the best interests of the Company or our shareholders. On January 14, 2011, Community nominated 10 candidates for election to our board of directors at our 2011 annual meeting of shareholders. In December 2010 and January 2011, six purported shareholder class action complaints were filed against the Company and our board of directors, each ostensibly brought on behalf of all Tenet shareholders who allegedly have been or will be harmed by the actions or inactions of our board of directors in response to Community’s proposal. The complaint in each of these actions generally alleges that the members of our board of directors breached their fiduciary duties by their actions and inactions in response to Community’s proposal and that the Company aided and abetted the actions of the individual directors. In general, each of the plaintiffs seeks injunctive relief prohibiting the Company and our board of directors from implementing defensive measures, such as poison pills, in response to Community’s proposal, seeks rescission of defensive measures already adopted, or both. The Company and our board of directors believe that each of these actions is without merit and intend to vigorously defend against each of these actions.

2.	Governmental Reviews—Certain of our hospitals are parties to the following regulatory reviews, each of which has been previously reported. Our analysis of several of these matters is still ongoing, and we are unable to predict the timing and outcome of these reviews at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $27 million as of December 31, 2010.

•

Inpatient Rehabilitation Facilities Review. Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton before it determines if its review should extend to our other inpatient rehabilitation units. That examination was completed and presented to the government in March 2010. We continue to fully cooperate with the DOJ and the OIG regarding their review.

•

Kyphoplasty Review. The DOJ, through the U.S. Attorney’s Office in the Western District of New York, in conjunction with the OIG, has contacted a number of hospitals, including several of our hospitals, requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. The government requested the information in connection with its review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis. We continue to fully cooperate with the government regarding its review.

•

Review of Florida Medical Center’s Partial Hospitalization Program. In February 2009, the fiscal intermediary for our Florida Medical Center began a probe review of the group billing practices of that facility’s partial hospitalization program, a psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis. We also examined the records reviewed by the fiscal intermediary and independently determined that patients had multiple outpatient admissions with lengths of stay longer than expected for this program. As a result of our review of this matter, we closed the program and, pursuant to our CIA, notified the OIG about our findings in June 2009. In November 2010, we submitted this matter into the OIG’s voluntary self-disclosure protocol. We continue to fully cooperate with the government regarding its review.

•

Review of ICD Implantation Procedures. In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the date of the letter. The government is seeking this information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. In September 2010, the DOJ notified us that it also intends to review records and documents from a number of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well. We continue to fully cooperate with the government regarding its review; to date, the DOJ has not asserted any claim against our hospitals.

3.	Pending Wage and Hour Actions—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were ultimately denied in November 2008. The plaintiffs subsequently filed a notice of appeal of the court’s decision; however, on February 16, 2011, the court of appeal affirmed the lower court’s November 2008 ruling. We are also subject from time to time to regulatory proceedings and private litigation concerning the application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

4.

Class Action Lawsuits Resulting from Hurricane Katrina—We are presently defending three lawsuits filed as purported class actions in late 2005 by and on behalf of patients, their family members and others who were present and allegedly injured at two of our former New Orleans area hospitals – Memorial Medical Center and Lindy Boggs Medical Center – during Hurricane Katrina and its aftermath. The plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have a properly configured emergency generator system, among other allegations of general negligence. The plaintiffs are seeking damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. Class certification has been granted in two of the suits. The class includes all persons at Memorial Medical Center between August 29 and September 2, 2005, excluding employees, who sustained injuries or died, as well as family members who themselves sustained injury as a result of such injuries or deaths to any person at the hospital, excluding employees, during that time. The Civil District Court for the Parish of Orleans will administer the class proceedings; a trial of “bellwether plaintiffs’ claims” (which is a set of plaintiffs’ claims deemed representative of claims by all class members) is currently scheduled to begin in March 2011. The class certification hearing in the remaining case, which was also filed in the Civil District Court for the Parish of Orleans, has been postponed and not rescheduled at the request of the plaintiffs’ attorneys. We are unable to predict the ultimate resolution of these lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2010, 2009 and 2008:

	Balances at Beginning of Period	Litigation and Investigation Costs (Benefit)	Cash (Payments) Receipts	Other	Balances at End of Period
Year Ended December 31, 2010
Continuing operations	$95	$12	$(78)	$1	$30
Discontinued operations	—	—	—	—	—

	$95	$12	$(78)	$1	$30

Year Ended December 31, 2009
Continuing operations	$240	$31	$(181)	$5	$95
Discontinued operations	—	—	—	—	—

	$240	$31	$(181)	$5	$95

Year Ended December 31, 2008
Continuing operations	$282	$41	$(83)	$—	$240
Discontinued operations	—	(39)	39	—	—

	$282	$2	$(44)	$—	$240

For the years ended December 31, 2010, 2009 and 2008, we recorded net costs of $12 million, $31 million and $2 million, respectively, in connection with significant legal proceedings and investigations. The 2010 costs primarily relate to costs to defend the Company in various matters and changes in reserve estimates established in connection with certain governmental reviews further described above, as well as costs associated with the unsolicited acquisition proposal we received in November 2010. The 2009 costs primarily relate to reserves established in connection with the governmental reviews described above. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters. The 2008 costs primarily relate to changes in our estimated liability for the wage and hour actions that were settled in May 2009 and paid during the three months ended September 30, 2009. The 2008 costs were partially offset by $6 million of insurance proceeds that were recorded as a recovery of litigation and investigation costs in continuing operations for costs we previously incurred related to our December 2004 Redding Medical Center litigation settlement. The 2009 payments primarily relate to the wage and hour settlement discussed above and payments related to our 2006 civil settlement with the federal government. The 2008 payments primarily relate to our 2006 civil settlement with the federal government, and the 2008 receipts relate to insurance recoveries associated with our December 2004 Redding Medical Center litigation settlement. The amounts for 2010 and 2009 in the column entitled “Other” above relate to the reclassification of previously recorded reserves associated with certain of the matters described above to the accrued legal settlement costs caption in the accompanying Consolidated Balance Sheets.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current tax expense (benefit):
Federal	$6	$(53)	$(1)
State	—	11	(9)

	6	(42)	(10)
Deferred tax expense (benefit):
Federal	(929)	17	(1)
State	(54)	2	(14)

	(983)	19	(15)

	$(977)	$(23)	$(25)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2010	2009	2008
Tax expense at statutory federal rate of 35%	$55	$72	$19
State income taxes, net of federal income tax expense	10	10	4
Tax attributable to noncontrolling interests	(3)	(4)	(2)
Other changes in valuation allowance	(1,054)	(114)	(41)
Change in tax contingency reserves, including interest	16	(24)	(11)
Termination of company-owned life insurance policies	—	37	—
Prior-year provision to return adjustment and other changes in deferred taxes, net of valuation allowance	(3)	(1)	6
Other items	2	1	—

	$(977)	$(23)	$(25)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2010			December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$469	$—	$420
Reserves related to discontinued operations and restructuring charges	4	—	6	—
Receivables (doubtful accounts and adjustments)	153	—	132	—
Deferred gain on debt exchanges	—	53	—	53
Accruals for retained insurance risks	217	—	256	—
Intangible assets	—	103	—	68
Other long-term liabilities	52	—	51	—
Benefit plans	185	—	179	—
Other accrued liabilities	14	—	39	—
Investments and other assets	4	—	14	—
Net operating loss carryforwards	842	—	804	—
Stock-based compensation	83	—	98	—
Other items	46	—	49	—

	1,600	625	1,628	541
Valuation allowance	(66)	—	(1,127)	—

	$1,534	$625	$501	$541

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2010	2009
Current portion of deferred income taxes	$282	$108
Deferred income taxes, net of current portion	627	—
Noncurrent deferred income tax liability	—	(148)

Net deferred tax asset (liability)	$909	$(40)

The provision for income taxes in the year ended December 31, 2010 includes an income tax benefit of $1.029 billion ($1.058 billion of income tax benefit in continuing operations and $29 million of income tax expense in discontinued operations) related to a decrease in the valuation allowance for our deferred tax assets and other tax adjustments. The net decrease in the valuation allowance during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against projected future years’ taxable income. After considering all available evidence, both positive (including cumulative profits, carryforward periods for utilization of federal net operating loss carryovers and other factors) and negative (including cumulative losses in past years and other factors), we concluded that the valuation allowance against our deferred tax assets should be reduced by approximately $1.06 billion. The remaining $66 million balance in the valuation allowance as of December 31, 2010 is primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized. Based on the improvement of our operating results in 2009 and 2010 and our assessment of projected future results of operations, we determined that realization of the deferred income tax benefit was more likely than not. As a result, our judgment about the need for this valuation allowance has changed and the reduction in the valuation allowance has been recorded as a benefit in the provision for income taxes.

Income tax benefit in the year ended December 31, 2009 included the following: (1) an income tax benefit of $35 million in continuing operations to reduce our estimated liabilities for uncertain tax positions; (2) income tax expense of $37 million in continuing operations for termination of company-owned life insurance policies; (3) an income tax benefit of $112 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; (4) income tax expense of $3 million in discontinued operations to increase our estimated liabilities for uncertain tax positions; and (5) income tax expense of $11 million in discontinued operations to increase the valuation allowance and for other tax adjustments.

Effective January 1, 2007, we adopted Accounting Standards Codification (“ASC”) 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008. The lines for additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2010, 2009 and 2008.

	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2007	$58	$69	$127
Additions for prior-year tax positions	22	1	23
Reductions for tax positions of prior years	(20)	(51)	(71)
Additions for current-year tax positions	—	—	—
Reductions for current-year tax positions	—	—	—
Additions (reductions) due to settlements with taxing authorities	1	(2)	(1)
Reductions due to a lapse of statute of limitations	—	—	—

Balance at December 31, 2008	61	17	78
Additions for prior-year tax positions	—	—	—
Reductions for tax positions of prior years	(16)	(4)	(20)
Additions for current-year tax positions	2	—	2
Reductions for current-year tax positions	—	—	—
Reductions due to settlements with taxing authorities	(11)	(1)	(12)
Reductions due to a lapse of statute of limitations	(2)	—	(2)

Balance at December 31, 2009	34	12	46
Additions for prior-year tax positions	12	—	12
Reductions for tax positions of prior years	(12)	(11)	(23)
Additions for current-year tax positions	1	—	1
Reductions for current-year tax positions	—	—	—
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to a lapse of statute of limitations	(1)	—	(1)

Balance at December 31, 2010	$34	$1	$35

The total amounts of unrecognized tax benefits as of December 31, 2008 and 2009 were $78 million and $46 million, respectively, which, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. During the year ended December 31, 2010, we reduced our estimated liabilities for uncertain tax positions by $27 million ($16 million increase related to continuing operations and $43 million decrease related to discontinued operations), primarily as a result of audit settlements and the expiration of statutes of limitation. The total amount of unrecognized tax benefits as of December 31, 2010 was $35 million, of which $23 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $5 million of interest and penalties related to accrued liabilities for uncertain tax positions ($1 million related to continuing operations and $4 million related to discontinued operations) are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2010 were $40 million ($25 million related to continuing operations and $15 million related to discontinued operations).

In connection with an audit of our tax returns for the fiscal years ended May 31, 1998 through the transition period ended December 31, 2002, the Internal Revenue Service (“IRS”) issued a statutory notice of tax deficiency asserting an aggregate tax deficiency of $204 million plus interest. We reached a settlement with IRS counsel of all disputed issues in this case, which resulted in a payment of approximately $60 million in December 2009 to satisfy accrued taxes and interest. The settlement has been approved by the Tax Court.

In connection with the IRS audit of our tax returns for calendar years 2003 through 2005, we received a refund of approximately $7 million of tax and interest in 2009 for calendar year 2003 to adjust the impact of loss carrybacks from 2004. All remaining issues in dispute were settled in 2010, and the IRS has agreed to an additional refund for 2003 of approximately $1 million which we expect to receive in 2011.

The audit of our tax returns for the years ended December 31, 2006 and December 31, 2007 has been completed by the IRS. These returns include deductions for amounts paid in connection with our 2006 civil settlement with the federal government and upon which taxes had been paid by us in previous taxable years. We filed tax refund claims to recover such previously paid taxes, and we received tax refunds of approximately $180 million for the years under audit. Upon completion of the audit, we reached a settlement with the IRS, which was approved by the Congressional Joint Committee on Taxation, in which we agreed to repay approximately $12 million of the refunds previously received plus approximately $3 million of interest.

We believe we have adequately provided for all probable tax matters presented in these tax disputes, including interest. We presently cannot determine the ultimate resolution of the disputed issues.

As of December 31 2010, approximately $5 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2010, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $2.2 billion pretax expiring in 2024 to 2030, (2) approximately $24 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 to 2030 and (4) state NOL carryforwards of $3.5 billion expiring in 2011 to 2030 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $35 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards. In January 2011, our board of directors adopted a Section 382 rights agreement as a measure intended to deter such ownership changes in order to preserve our NOL carryforwards (see Note 2).

NOTE 17. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income from continuing operations for the years ended December 31, 2010, 2009 and 2008. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,102	484,321	$2.28
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	24	76,310	(0.27)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,126	560,631	$2.01

Year Ended December 31, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$212	480,240	$0.44
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	27,037	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$218	507,277	$0.43

Year ended December 31, 2008
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$73	476,349	$0.15
Effect of dilutive stock options and restricted stock units	—	2,257	—

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$73	478,606	$0.15

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the years ended December 31, 2010, 2009 and 2008 were 20,171, 26,843 and 31,905 shares, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$1	$—	$1	$—
Marketable debt securities—noncurrent	26	8	17	1
	$27	$8	$18	$1

Derivative Contracts (see Note 6):
LIBOR cap agreement asset	$—	$—	$—	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$11	$11	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities—noncurrent	30	7	22	1

	$43	$18	$24	$1

Derivative Contracts
LIBOR cap agreement asset	$3	$—	$3	$—

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the years ended December 31, 2010 or 2009.

At December 31, 2010, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the years ended December 31, 2010 or 2009.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$25	$—	$25	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$16	$—	$16	$—
Long-lived assets held and used	$36	$—	$36	$—

As described in Note 5, we recorded a $5 million impairment charge in continuing operations in the year ended December 31, 2010 for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

We recorded impairment charges in discontinued operations in the year ended December 31, 2009 of $5 million, consisting of $3 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to NorthShore Regional Medical Center to adjust the carrying values of assets held for sale.

We recorded impairment charges in continuing operations in the year ended December 31, 2009 of $17 million, consisting of $7 million to adjust the carrying values of buildings, equipment and other long-lived assets of one hospital to their estimated fair values and $10 million to adjust the carrying value of land and buildings at the campus of one hospital that was scheduled to move to a new, replacement campus during 2010.

The fair value of our long-term debt is based on quoted market prices. At December 31, 2010 and 2009, the estimated fair value of our long-term debt was approximately 106.3% and 103.2%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2010, we acquired various outpatient centers in California, Florida, Missouri, New Mexico, South Carolina, Tennessee and Texas. We are required to allocate the purchase price of these facilities to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The aggregate purchase price of these acquisitions was $65 million, which we funded with cash on hand. Approximately $3 million in acquisition costs related to prospective and closed acquisitions were expensed during the year ended December 31, 2010. We are in process of finalizing the valuations of the property and equipment acquired for substantially all of these centers; therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

Property and equipment	$20
Goodwill	45

Net cash paid	$65

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

NOTE 20. SALES OF INVESTMENTS

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

NOTE 21. RECENT ACCOUNTING STANDARDS

Changes in Accounting Principle

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

Effective January 1, 2009, we adopted the provisions of ASC 820-10-05 relating to fair value measurements and disclosures with respect to our non-financial assets and liabilities that are not permitted or required to be measured at fair value on a recurring basis. The adoption had no impact on our financial condition, results of operations or cash flows. Effective January 1, 2008, we adopted the provisions of this ASC topic as they relate to our financial assets and liabilities that are re-measured and reported at fair value each reporting period. There was no material impact on our Consolidated Financial Statements as a result of adopting this ASC topic. See Note 18 for the disclosure of the fair values of qualifying investments, derivative contracts, long-lived assets held for sale and long-lived assets held and used required by this ASC topic.

Recently Issued Accounting Standards

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flows.

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

NOTE 22. SUBSEQUENT EVENTS

California Provider Fee

In January 2011, the Centers for Medicare and Medicaid Services issued the final required federal approval of California’s program to impose a provider fee on hospitals that, combined with federal matching funds, will be used to provide supplemental Medi-Cal payments to hospitals in the state. The program was enacted to provide supplemental Medi-Cal payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. Based on the most recent modeling prepared by the California Hospital Association, we estimate that revenues under the program, net of provider fees and other expenses, for our California hospitals will be approximately $64 million for the full 21-month period of the plan. We will recognize the approximately $64 million of net revenues in the three months ending March 31, 2011.

Interest Rate Swap Agreement

In February 2011, we entered into an interest rate swap agreement for an aggregate notional amount of $600 million. The interest rate swap agreement has been designated as a fair value hedge and will be used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the one-month LIBOR plus a floating rate spread of approximately 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we anticipate should substantially offset each other, will be recorded in interest expense.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
Net operating revenues	$2,339	$2,303	$2,262	$2,301
Net income attributable to Tenet Healthcare Corporation common shareholders	$88	$25	$932	$74
Earnings per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.18	$0.05	$1.92	$0.15
Diluted	$0.17	$0.05	$1.68	$0.14

	Year Ended December 31, 2009
	First	Second	Third	Fourth
Net operating revenues	$2,262	$2,229	$2,262	$2,261
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$178	$(15)	$(3)	$21
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.38	$(0.03)	$(0.01)	$0.04
Diluted	$0.37	$(0.03)	$(0.01)	$0.04

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well. Other operating expenses in the fourth quarter of 2010 included a favorable adjustment of $10 million relating to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents.

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

Management’s report on internal control over financial reporting is set forth on page 80 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 81 herein.

During the fourth quarter of 2010, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K. Information concerning our executive officers appears under Part I, Item I, of this report on Form 10-K under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 83 through 119.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 130).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(3)	Articles of Incorporation and Bylaws

(a)	Amended and Restated Articles of Incorporation of the Registrant, as amended and restated May 8, 2008 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 5, 2008)

(b)	Certificate of Designation for 7.00% Mandatory Convertible Preferred Stock, par value $0.15 per share, dated September 24, 2009 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated September 22, 2009 and filed September 25, 2009)

(c)	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, par value $0.15 per share, dated January 7, 2011 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed on January 7, 2011)

(d)	Amended and Restated Bylaws of the Registrant, as amended and restated effective January 7, 2011 (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Section 382 Rights Agreement, dated as of January 7, 2011, between the Registrant and The Bank of New York Mellon, as Rights Agent, which includes as Exhibit B the Form of Rights Certificate (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

(b)	Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(c)

Second Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee, relating to 6  3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(d)

Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(e)

Fourth Supplemental Indenture, dated as of March 7, 2002, between the Registrant and The Bank of New York, as trustee, relating to 6  1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed March 7, 2002)

(f)

Sixth Supplemental Indenture, dated as of January 28, 2003, between the Registrant and The Bank of New York, as trustee, relating to 7  3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated January 28, 2003 and filed January 31, 2003)

(g)

Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as trustee, relating to 9  7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 3, 2004)

(h)

Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as trustee, relating to 9  1/4% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(i)	Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 9% senior secured notes due 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(j)	Tenth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 10% senior secured notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(k)

Eleventh Supplemental Indenture, dated as of June 15, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 8 7/8% senior secured notes due 2019 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(l)	Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(10)	Material Contracts

(a)	Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citcorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b)	Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(c)	Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(d)	Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(e)	Exchange and Registration Rights Agreement, dated as of August 17, 2010, by and among the Registrant, Barclays Capital Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and Scotia Capital (USA) (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(f)	Civil Settlement Agreement, dated June 28, 2006, among the Registrant, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America (Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)

(g)	Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)

(h)	Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)—

(i)	Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(j)	Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(k)	Letter from the Registrant to Stephen L. Newman, dated November 27, 2006 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(l)	Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(m)	Letter from the Registrant to Gary K. Ruff, accepted August 1, 2008 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(n)	Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(o)	Tenet First Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(p)	Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003)*

(q)	Tenet Healthcare Corporation Sixth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(r)	Eighth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(s)	First Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(t)	Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(u)	First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)	Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)	Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(x)	Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(y)	Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(z)	Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(aa)	Amendment One to Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(bb)	Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(cc)	Form of Award used to evidence grants of performance cash awards under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(dd)	Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(ee)	First Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(bb) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(ff)	Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 1, 2005)

(21)	Subsidiaries of the Registrant†

(23)	Consent of Deloitte & Touche LLP†

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer†

(b)	Certification of Biggs C. Porter, Chief Financial Officer†

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer†

(101 INS)	XBRL Instance Document¡

(101 SCH)	XBRL Taxonomy Extension Schema Document¡

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document¡

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document¡

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document¡

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document¡

—	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith.
¡

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: February 24, 2011	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2011	By:	/s/ TREVOR FETTER
Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 24, 2011	By:	/s/ BIGGS C. PORTER
Biggs C. Porter Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2011	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)

Date: February 24, 2011	By:	/s/ JOHN ELLIS BUSH
John Ellis Bush Director

Date: February 24, 2011	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director

Date: February 24, 2011	By:	/s/ KAREN M. GARRISON
Karen M. Garrison Director

Date: February 24, 2011	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Director

Date: February 24, 2011	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director

Date: February 24, 2011	By:	/s/ FLOYD D. LOOP
Floyd D. Loop, M.D. Director

Date: February 24, 2011	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Date: February 24, 2011	By:	/s/ RONALD A.RITTENMEYER
Ronald A. Rittenmeyer Director

Date: February 24, 2011	By:	/s/ JAMES A. UNRUH
James A. Unruh Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Other Accounts	Deductions(3)	Other Items	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2010	$369	$730	$—	$(747)	$—	$352
Year ended December 31, 2009	$396	$696	$—	$(723)	$—	$369
Year ended December 31, 2008	$441	$644	$—	$(689)	$—	$396
Valuation allowance for deferred tax assets
Year ended December 31, 2010	$1,127	$(1,061)	$—	$—	$—	$66
Year ended December 31, 2009	$1,265	$(139)	$1	$—	$—	$1,127
Year ended December 31, 2008	$1,310	$(47)	$2	$—	$—	$1,265

(1)	Includes amounts recorded in discontinued operations.
(2)	Before considering recoveries on accounts or notes previously written off.
(3)	Accounts written off.