Form 10-K/A
period 2010-12-31
TENET HEALTHCARE CORP
filed 2011-05-02
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock	New York Stock Exchange

Series A Junior Participating Preferred Stock	New York Stock Exchange

6 3/8% Senior Notes due 2011	New York Stock Exchange

6 1/2% Senior Notes due 2012	New York Stock Exchange

7 3/8% Senior Notes due 2013	New York Stock Exchange

9 7/8% Senior Notes due 2014	New York Stock Exchange

9 1/4 % Senior Notes due 2015	New York Stock Exchange

6 7/8% Senior Notes due 2031	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 30, 2010, there were 485,032,624 shares of common stock, $0.05 par value, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2010, based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day, was approximately $1,870,666,854. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2010 have been deemed affiliates. As of April 15, 2011, there were 489,427,436 shares of common stock outstanding.

EXPLANATORY NOTE

Tenet Healthcare Corporation (the “company”, “Tenet”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2011, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file our definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2010. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the company’s other filings with the SEC.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS

Information concerning our executive officers appears under Part I, Item 1 of the Original Form 10-K Filing under the caption “Executive Officers.”

DIRECTORS

Below is biographical information for each director who serves on the company’s Board of Directors. Each of the directors listed below, other than Mr. Rittenmeyer, was last elected by the company’s shareholders at the 2010 Annual Meeting of Shareholders.

John Ellis “Jeb” Bush

Director

Member of Nominating and Corporate Governance Committee and Quality, Compliance and Ethics Committee

Age: 58

Mr. Bush has served as president of Jeb Bush and Associates, a consulting firm, since 2007. He served as the 43rd Governor of the State of Florida from January 1999 until January 2007. Prior to his election as Governor, Mr. Bush worked as a real estate executive and pursued other entrepreneurial ventures in Florida from 1981 to 1998, and served as Secretary of Commerce for the State of Florida from 1987 to 1988. Before 1981, Mr. Bush served in various positions at Texas Commerce Bank in Houston, Texas and in Caracas, Venezuela. He formed and serves as chairman of the Foundation for Florida’s Future, a not-for-profit public policy organization, and the Foundation for Excellence in Education, a not-for-profit charitable organization. Mr. Bush holds a bachelor’s degree in Latin American affairs from the University of Texas at Austin. He serves on the board of directors of two other public companies, Rayonier Inc. and Swisher Hygiene Inc. He also serves on the board of directors of several private companies, including Angelica Corporation, CorMatrix Cardiovascular, Inc. and Empower Software Solutions, Inc. Mr. Bush has been a member of Tenet’s Board since April 2007.

Trevor Fetter

Director

Member of Executive Committee

Age: 51

Mr. Fetter was named Tenet’s President in November 2002 and was appointed Chief Executive Officer in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. From October 1995 to February 2000, he served in several senior management positions at Tenet, including Chief Financial Officer. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and healthcare industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds a bachelor’s degree in economics from Stanford University and an M.B.A. from Harvard Business School. He is a member of the board of directors of one other public company, The Hartford Financial Services Group, Inc. Mr. Fetter completed a one-year term as the chairman of the board of directors of the Federation of American Hospitals on March 1, 2010 and remains a director. Mr. Fetter has been a member of Tenet’s Board since September 2003.

Brenda J. Gaines

Director

Member of Audit Committee and Compensation Committee

Age: 61

Ms. Gaines served as president and chief executive officer of Diners Club North America, a division of Citigroup, from 2002 until her retirement in March 2004. She also served as president of Diners Club from 1999 to 2002 and held a number of senior management positions within Citigroup from 1988. From 1983 to 1987, she worked in various management positions for the City of Chicago, including Deputy Chief of Staff to the Mayor and Commissioner of Housing. Ms. Gaines received her bachelor’s degree from the University of Illinois at Champaign-Urbana and her master’s degree in public administration from Roosevelt University in Chicago. She currently serves on the board of directors of three other public companies, Federal National Mortgage Association (Fannie Mae), NICOR Inc. and Office Depot, Inc., and she formerly served as a director of CNA Financial Corp. Ms. Gaines has been a member of Tenet’s Board since March 2005.

Karen M. Garrison

Director

Member of Nominating and Corporate Governance Committee and Audit Committee

Age: 62

Ms. Garrison served as president of Pitney Bowes Business Services from 1999 until her retirement in 2004. From 1978 to 1999, she held a number of senior management positions at Pitney Bowes and Dictaphone Corporation (then a subsidiary of Pitney Bowes), including vice president of operations and vice president of finance and chief financial officer. Ms. Garrison received her bachelor of science degree in accounting from Rollins College and her M.B.A. from the Florida Institute of Technology. She currently serves on the board of directors of two other public companies, Kaman Corporation and Standard Parking Corporation, and she formerly served as a director of North Fork Bancorporation, Inc. Ms. Garrison has been a member of Tenet’s Board since March 2005.

Edward A. Kangas

Chairman

Chair of Compensation Committee and Executive Committee, and member of Health IT Committee and Quality, Compliance and Ethics Committee

Age: 66

Mr. Kangas served as global chairman and chief executive officer of Deloitte Touche Tohmatsu from 1989 until his retirement in 2000. He also served as the managing partner of Deloitte & Touche (USA) from 1989 to 1994. He was elected managing partner and chief executive officer of Touche Ross in 1985, a position he held through 1989. Mr. Kangas began his career as a staff accountant at Touche Ross in 1967, where he became a partner in 1975. A certified public accountant, Mr. Kangas holds a bachelor’s degree in business administration and an M.B.A. from the University of Kansas. He currently serves as a director of four other public companies, Allscripts Healthcare Solutions, Inc., Hovnanian Enterprises, Inc., Intuit Inc. and United Technologies Corporation, and he formerly served as a director of Electronic Data Systems Corporation and Eclipsys Corporation. In addition, he is a board member of the International Federation of Multiple Sclerosis Societies, and he serves as a trustee of the Committee for Economic Development. He is also a member of Beta Gamma Sigma Directors’ Table and a life trustee of the board of trustees of the University of Kansas Endowment Association. Mr. Kangas has been a member of Tenet’s Board since April 2003 and was first elected Chairman of the Board in July 2003.

J. Robert Kerrey

Director

Chair of Nominating and Corporate Governance Committee, and member of Executive Committee and Quality, Compliance and Ethics Committee

Age: 67

Mr. Kerrey has served as President Emeritus of The New School University in New York City since January 1, 2011. Prior to this, he served as president of The New School University from 2001 until his retirement in 2010. From January 1989 to December 2000, he served as a U.S. Senator from the State of Nebraska. Before his election to the U.S. Senate, Mr. Kerrey was Governor of the State of Nebraska from January 1982 to December 1987. Prior to entering public service, he founded and operated a chain of restaurants and health clubs. Mr. Kerrey holds a degree in pharmacy from the University of Nebraska. He is a director of three other public companies, Genworth Financial, Inc., Jones Apparel Group, Inc. and Scientific Games Corporation. He is also co-chairman of the board of the Concord Coalition, a nonpartisan organization dedicated to responsible fiscal policy. Mr. Kerrey has been a member of Tenet’s Board since March 2001.

Floyd D. Loop, M.D.

Director

Chair of Quality, Compliance and Ethics Committee, and member of Executive Committee and Health IT Committee

Age: 74

Dr. Loop retired as the chief executive officer and chairman of the board of governors of The Cleveland Clinic Foundation in October 2004, positions he held for 15 years. Before becoming the Foundation’s chief executive officer in 1989, Dr. Loop was an internationally recognized cardiac surgeon. He practiced cardiothoracic surgery for 30 years and headed the Department of Thoracic and Cardiovascular Surgery at The Cleveland Clinic from 1975 to 1989. Dr. Loop has authored more than 350 clinical research papers, chaired the Residency Review Committee for Thoracic Surgery and was president of the American Association for Thoracic Surgery. Dr. Loop holds a bachelor of science degree from Purdue University and received his medical degree from George Washington University. He is a director of one other public company, Intuitive Surgical, Inc. He is also a director of various private companies, including Future Path Medical, LLC, Management Health Solutions, Inc., ValveXchange, Inc. and Visible Assets Inc. Dr. Loop has been a member of Tenet’s Board since January 1999.

Richard R. Pettingill

Director

Chair of Health IT Committee, and member of Compensation Committee and Quality, Compliance and Ethics Committee

Age: 62

Mr. Pettingill served as president and chief executive officer of Allina Hospitals and Clinics, a network of healthcare providers in Minneapolis, Minnesota, from 2002 until his retirement in 2009. While in this role, he also served on the board of directors of the Minnesota Hospital Association and the Minnesota Business Partnership. Prior to joining Allina Hospitals and Clinics, Mr. Pettingill served as executive vice president and chief operating officer of Kaiser Foundation Health Plans and Hospitals from 1996 to 2002. From 1991 to 1995, he served as president and chief executive officer of Camino Healthcare. He serves on the board of directors of one other public company, MAKO Surgical Corp. Mr. Pettingill received a bachelor’s degree from San Diego State University and a master’s degree in health care administration from San Jose State University. He was a 2010 Fellow in the Advanced Leadership Initiative program at Harvard University. Mr. Pettingill has been a member of Tenet’s Board since March 2004.

Ronald A. Rittenmeyer

Director

Member of Audit Committee, Compensation Committee and Health IT Committee

Age: 63

Mr. Rittenmeyer has served as the president and chief executive officer of NCO Group, Inc., a provider of business process outsourcing services, since March 2011. From 2005 to 2008, Mr. Rittenmeyer held a number of senior management positions with Electronic Data Systems Corporation (EDS), including chairman and chief executive officer from 2007 to 2008, president from 2006 to 2008, chief operating officer from 2005 to 2007 and executive vice president, global service delivery from 2005 to 2006. Prior to that, he was a managing director of the Cypress Group, a private equity firm, serving from 2004 to 2005. He served as chairman, chief executive officer and president of Safety-Kleen Corp. from 2001 to 2004. Among his other leadership roles, Mr. Rittenmeyer served as chief executive officer and president of AmeriServe Food Distribution Inc. from 2000 to 2001, chairman, chief executive officer and president of RailTex, Inc. from 1998 to 2000, president and chief operating officer of Ryder TRS, Inc. from 1997 to 1998, president and chief operating officer of Merisel, Inc. from 1995 to 1996 and chief operating officer of Burlington Northern Railroad Co. from 1994 to 1995. Mr. Rittenmeyer received his bachelor in science degree in commerce and economics from Wilkes University and his M.B.A. from Rockhurst University. He currently serves on the board of directors of one other public company, American International Group, Inc., and he formerly served as a director of EDS and RH Donnelley Corporation (presently Dex One Corporation). He also serves as a director of IMS Health, as chairman of the U.S. Army War College Board of Visitors and as a member of the executive board of Southern Methodist University’s Cox School of Business. Mr. Rittenmeyer has been a member of Tenet’s Board since June 2010.

James A. Unruh

Director

Chair of Audit Committee, and member of Executive Committee, Health IT Committee and Nominating and Corporate Governance Committee

Age: 70

Mr. Unruh has served as principal of Alerion Capital Group LLC, a private equity firm, since 1998. Prior to founding Alerion, Mr. Unruh was the chairman, president and chief executive officer of Unisys Corporation from 1990 until 1997. Before being named chief executive officer, Mr. Unruh held a number of senior management positions at Unisys and its predecessor corporation, Burroughs Corporation. Mr. Unruh received his bachelor’s degree in business administration from Jamestown College and his M.B.A. from the University of Denver. He currently serves on the board of directors of three other public companies, CSG Systems International, Inc., Prudential Financial, Inc. and CenturyLink, Inc., and he formerly served as a director of Qwest Communications International. In addition, he serves as a director of various privately held companies in connection with his position at Alerion and as chairman of the Board of Trustees of Jamestown College. Mr. Unruh has been a member of Tenet’s Board since June 2004.

SELECTION PROCESS FOR DIRECTOR NOMINEES

Under our Corporate Governance Principles, the Nominating and Governance Committee (“Governance Committee”) is responsible for recommending, and the Board is responsible for selecting, individuals to fill vacancies on the Board and to stand for election at each annual meeting. The Governance Committee has reviewed the composition of the Board as a whole, including the balance of business backgrounds, qualifications, technical skills, and other qualities represented on the Board. The Governance Committee has also reviewed and discussed our Board’s current leadership and other needs. Based on this review, the Governance Committee has concluded, in light of our current structure and operations, that the following criteria best represents the qualities required for Board service:

•	professionalism, integrity and commitment to our core ethical and other values;

•

current or past service as the chief executive officer of a public or private company, chief executive officer of a business unit of a major corporation, or similar leadership position in a major governmental, professional or non-profit organization;

•

expertise in financial and accounting matters, familiarity with the regulatory and corporate governance requirements applicable to public companies, and/or expertise in other areas enhancing the Board’s performance;

•

experience in the healthcare industry or other relevant industry experience, it being the intent of the Board that its members should represent a broad range of professional and business backgrounds that can contribute to our business;

•	government, regulatory and public relations experience;

•	ability and willingness to commit adequate time to Board and committee matters;

•	the fit of the individual’s skills and personality with those of other directors and potential directors;

•	diversity of viewpoint, background, experience and other demographics; and/or

•	familiarity with and contacts in the communities in which we do business.

The Governance Committee has also reviewed updated biographical information for each incumbent director, information relating to changes in professional status, independence and other professional commitments, as well as input derived from the Board’s annual self-evaluation process with respect to each director’s performance on the Board. The Governance Committee has reviewed and discussed each incumbent director’s commitments relative to other public company boards, including any related issues relevant to the director’s candidacy.

Based on this review, the Governance Committee has concluded that each of the directors possesses the experience, skills and other characteristics best suited to meet the needs of the Board and the company in light of our current business and operating environment. Specifically, the Committee noted the following:

Executive Leadership Experience

Each of our directors has served in a senior leadership role within a large, complex organization. In particular, three of our directors have served as the chief executive officers of major hospital systems – Mr. Fetter (Tenet), Dr. Loop (The Cleveland Clinic Foundation) and Mr. Pettingill (Allina Hospitals and Clinics). Three of the directors have served as the chief executive officers of S&P 500 corporations – Mr. Fetter (Tenet), Mr. Rittenmeyer (EDS) and Mr. Unruh (Unisys). Two of our directors have served as Governors of U.S. States – Mr. Bush (Florida) and Mr. Kerrey (Nebraska). One of our directors is a former member of the U.S. Senate – Mr. Kerrey (Senator from the State of Nebraska). Two of our directors have served as the chief executive officers and/or presidents of major business units of S&P 500 corporations – Ms. Gaines (Diners Club North America) and Ms. Garrison (Pitney Bowes Business Services). One of our directors (Mr. Kangas), who also serves as the Chairman of our Board, served as the chairman and chief executive officer of an international public accounting firm (Deloitte Touche Tohmatsu). In addition, Mr. Kerrey has served as the president of a major university (The New School University).

The Board believes that our directors’ experience as senior executives in large complex public, private, government and academic organizations enables them to better oversee the management of the company, including its business and financial matters, corporate governance and compliance programs, governmental relations, investor and public communications, labor management relations and regulatory matters.

Mix of Business Sector and Other Experience

The Governance Committee determined that the mix of business and other backgrounds of the directors was desirable in light of our current business operations and structure.

Healthcare Industry. Three of our directors have direct experience in the healthcare industry.

•

Mr. Fetter, who serves as our President and Chief Executive Officer, has held senior leadership positions in the healthcare industry for over 15 years (Tenet, Broadlane, Federation of American Hospitals).

•

Dr. Loop, the Chair of the Quality, Compliance and Ethics Committee, has over 45 years experience in healthcare. He formerly served as the chief executive officer and chairman of the board of The Cleveland Clinic Foundation. In addition, Dr. Loop is an internationally recognized cardiac surgeon (head of the Department of Thoracic and Cardiovascular Surgery at The Cleveland Clinic, author of more than 350 clinical research papers, president of the American Association for Thoracic Surgery), a background the Governance Committee deemed particularly significant given the importance of physician recruiting and retention to the company.

•

Mr. Pettingill, the Chair of the Health IT Committee, has over 40 years of experience in executive leadership roles in the healthcare industry (Allina Hospitals and Clinics, Kaiser Foundation Health Plans and Hospitals, Camino Healthcare). He recently retired as president and chief executive officer of Allina Hospitals and Clinics and subsequently completed academic work on public health policy issues as a 2010 Senior Fellow in the Advanced Leadership Initiative program at Harvard University.

Accounting and Finance. Six of our directors have extensive experience in accounting and financial matters derived through their executive leadership roles in the public and private sector. In particular:

•

Mr. Fetter has served as a chief financial officer in the healthcare and entertainment sectors (Tenet, Metro-Goldwyn-Mayer). He began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services. He holds an advanced degree in business administration.

•

Ms. Gaines, who serves on our Audit Committee, was the chief executive officer of Diners Club North America, a major business unit of Citigroup. She has a broad range of experience in the consumer credit industry (Citigroup, Federal National Mortgage Association, CNA Financial), a background that provides the Board with a perspective on patient billing systems and accounts receivable collections. Ms. Gaines holds an advanced degree in public administration.

•

Ms. Garrison, who serves on our Audit Committee, has previously served as the president of a major business unit of Pitney Bowes Inc. (Pitney Bowes Business Services), an S&P 500 corporation, and holds an advanced degree in business administration. She has extensive experience in business reorganizations and restructurings.

•

Mr. Kangas, the Chairman of our Board, served as chairman and chief executive officer of Deloitte Touche Tohmatsu, a major international accounting firm. In that role, he acquired significant experience in the public accounting field and in advising large public corporations on a range of financial reporting and compliance matters. Mr. Kangas holds advanced degrees in business administration.

•

Mr. Rittenmeyer, who serves on our Audit Committee, is a former chairman, president and chief executive officer of Electronic Data Systems Corporation. He holds an advanced degree in business administration.

•

Mr. Unruh, the Chair of our Audit Committee, has extensive experience in accounting and financial matters in public and private companies. He is a former chairman, president and chief executive officer of Unisys Corporation. He holds advanced degrees in business administration. In addition, he currently serves as a principal of a private equity firm (Alerion Capital Group).

Public Sector. Mr. Kerrey and Mr. Bush have a combined 25 years of experience in the public sector. Mr. Kerrey is a former U.S. Senator and Governor of the State of Nebraska, and Mr. Bush is a former Governor of the State of Florida. Mr. Bush also served as Florida’s Secretary of Commerce. The Governance Committee believes that Mr. Bush’s and Mr. Kerrey’s experience in government is particularly relevant in light of the highly regulated nature of the healthcare sector, especially given the recent and ongoing activity in healthcare reform and related regulatory and legislative initiatives at both the federal and state level.

Technology and Manufacturing Sectors. Three of our directors have extensive experience in the technology and manufacturing sectors, industry segments that we believe add diversity of perspective and other benefits to our Board. In particular:

•

Ms. Garrison, who served as the president of Pitney Bowes Business Services, has extensive experience in business reorganizations and restructurings, as well as crisis management. In particular, Ms. Garrison led a team of Pitney Bowes executives in managing the dislocation of personnel and business services following the September 11, 2001 terrorist attacks against the United States.

•

Mr. Rittenmeyer served as the chief executive officer of Electronic Data Systems Corporation (EDS), a major information technology outsourcing corporation. The Governance Committee believes that Mr. Rittenmeyer’s knowledge and experience in the information technology industry is particularly valuable in the healthcare sector, which is undertaking significant capital investments in new information technology systems to meet the requirements of federal health laws.

•

Mr. Unruh served as the chief executive officer of Unisys Corporation, a major computer services corporation, experience the Governance Committee believes is valuable given the company’s ongoing significant capital investments in new health information technology systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. To our knowledge, during 2010 all persons subject to these reporting requirements have filed the required reports on a timely basis under Section 16, except as described below. Due to an administrative oversight, each of the following directors filed one late Form 4, which reported one transaction, the automatic vesting of previously reported restricted stock units in accordance with their previously disclosed vesting schedule: Mr. Bush, Ms. Gaines, Ms. Garrison, Mr. Kangas, Mr. Kerrey, Dr. Loop, Mr. Pettingill and Mr. Unruh. The grant of the restricted stock units was initially reported in 2007 and the restricted stock units vested on May 11, 2010. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5 provided to us and the written representations of our directors and executive officers.

POLICIES ON ETHICS AND CONDUCT

We maintain a values-based ethics program that is designed to monitor and raise awareness of ethical issues among employees and to stress the importance of understanding and complying with our Standards of Conduct. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, are required to abide by our Standards of Conduct so that our business is conducted in a consistently legal and ethical manner. The members of our Board of Directors and many of our contractors are also required to abide by our Standards of Conduct. The Standards of Conduct reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our Standards of Conduct cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest. As part of the program, we provide annual ethics and compliance training sessions to every employee, as well as our Board of Directors and certain physicians and contractors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our 24-hour toll-free Ethics Action Line when they have questions about the Standards of Conduct or any ethics concerns. Incidents of alleged financial improprieties reported to the Ethics Action Line or the Ethics and Compliance Department are communicated to the Audit Committee of our Board of Directors. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. In cases reported to the Ethics Action Line that involve a possible violation of the law or regulatory policies and procedures, the matter is referred to the Ethics and Compliance Department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment. The full text of our Standards of Conduct is published in the “Ethics and Compliance” section under the “About” tab on our website at www.tenethealth.com. In addition, amendments to the Standards of Conduct and any grant of a waiver from a provision of the Standards of Conduct requiring disclosure under applicable SEC rules will be disclosed at the same location as the Standards of Conduct on our website at www.tenethealth.com.

AUDIT COMMITTEE

The company has a standing Audit Committee of the Board of Directors. The Audit Committee consists of directors Unruh (Chair), Gaines, Garrison and Rittenmeyer, each of whom the Board has determined is an audit committee financial expert as defined by the SEC and meets the financial literacy standards of the New York Stock Exchange (“NYSE”) applicable to audit committee members. Each member of the Committee has been determined by the Board of Directors to be an independent director under the NYSE corporate governance listing standards and meets the more stringent independence requirements for audit committee members established by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis below. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Members of the Compensation Committee

Edward A. Kangas, Chair

Brenda J. Gaines

Richard R. Pettingill

Ronald A. Rittenmeyer

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

In this section, we discuss and analyze the compensation paid to each of our Named Executive Officers in 2010. You should read this section together with the information in the Summary Compensation Table and other tables under “Executive Compensation” below.

Executive Summary

•

All Executive Compensation Decisions are Approved by an Independent Compensation Committee. Our independent Compensation Committee makes all decisions regarding the compensation of our Named Executive Officers.

•

Compensation Committee’s Consultant is Independent. To assist in the performance of its duties, the Committee engages its own independent consultant, Frederic W. Cook & Co. The consultant reports directly to the Committee and performs no other work for the company without prior approval of the Committee Chair.

•

Our Compensation Packages Target the Median of the Market. Our Compensation Committee seeks to implement compensation programs that deliver total direct compensation (base salary, annual cash bonus and long-term incentives) to our Named Executive Officers, considered as a group, at the 50th percentile of market levels for meeting aggressive performance goals and at the 75th percentile of market levels for meeting “extraordinary” performance goals. In 2010, the Committee’s consultant calculated that the total direct compensation of our Chief Executive Officer, as well as that of our executive officers as a group, falls within the 50th percentile range of our peer group, consisting of broadly comparable companies in terms of industry sector, size and complexity.

•	We Follow Pay-For-Performance Compensation Principles and Practices.

•

At-Risk Compensation. Substantially all executive compensation is “at risk,” (i.e., contingent upon our meeting performance targets and/or our taking action to increase shareholder value). Only a small percentage of executive compensation (12% in the case of the CEO and 23% for the other Named Executive Officers) is paid out as base salary.

•

Performance-Based Annual Bonus Plan. We pay our executives an annual cash bonus only if we achieve specified financial and operating performance targets. The targets are approved in advance by the Compensation Committee based on the business and operating plans reviewed and approved by the full Board of Directors. The financial performance targets require us to meet annual adjusted EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and excluding certain earnings, costs and charges as approved by the Compensation Committee) and adjusted free cash flow goals. The operating performance targets require us to meet specified goals relating to quality, service and people. For 2010, the company moderately exceeded its annual financial and operating goals overall, and the Named Executive Officers earned 104% of their target annual bonuses. We provide detailed information on these financial and operating performance targets under “Performance-Based Annual Bonus,” beginning on page 12.

•

Long-Term Incentives Are Predominately Performance-Based. Three types of awards were granted to our Named Executive Officers in 2010 to balance the objectives of rewarding long-term shareholder value and retaining top talent in a competitive marketplace. Grant values were divided between performance cash awards (weighted 25%), stock options

(weighted 18.75%) and restricted stock units (weighted 56.25%). Performance cash awards are earned over three-year periods based on free cash flow and ROIC (return on invested capital). Regular annual stock option and restricted stock unit grants were made in February 2010 at a price of $5.03, as compared to the year-end closing price of $6.69. Half of these grants will vest in equal annual installments over three years based on continued company employment, and the remaining half require that specified adjusted EBITDA goals must be met in addition to the time-vesting requirements. Thus, 62.5% of the total annual long-term incentive grant value is performance-based, and 50% of the equity-related grants are performance-based.

•

Our Compensation Programs are Designed to Complement our Enterprise Risk Management Philosophy. Our Compensation Committee believes that the use of a mix of financial and operational performance goals mitigates against the risk that compensation plan participants might focus on short-term financial rewards at the expense of our long-term growth or otherwise engage in speculative or risk taking behaviors. We believe this “Balanced Scorecard” approach to measuring performance is critical to our long-term success given the importance of ethical and compliance-oriented behavior in our highly regulated industry.

•	Our Compensation Committee is Committed to Appropriate Pay Practices.

•

Limited Increase in 2010 Base Salary. In 2010, the Committee approved only limited increases in the base salaries of the Named Executive Officers. These increases, which represented the first salary increases for these officers since 2005 (or if later, the year the officer assumed his or her current role) were in most cases less in percentage terms than the base salary increases received by other company employees. Our Chief Executive Officer received no increase in base salary and has not received an increase in base salary since 2005.

•

Appropriate Use of Committee Discretion. The Committee exercised its discretion to reduce the payout of our annual cash bonuses by 6% of the target awards to underscore the importance of certain company initiatives.

•	No Employment Contracts. None of our Named Executive Officers has an employment agreement.

•

Limited Perquisites with No Gross-Up Payments. Our Named Executive Officers do not receive extensive perquisites other than, in limited circumstances, personal use of corporate aircraft consistent with company policy as described below. In addition, our Named Executive Officers are solely responsible for any taxes owed or incurred with respect to any perquisites or other personal benefits provided by the company, including taxes incurred as a result of personal use of the company’s aircraft.

•

No Single Trigger Change of Control Benefits. Our change of control arrangements, which include payment of cash severance benefits and accelerated vesting of equity awards, are “double triggered” in that they are only payable if a Named Executive Officer’s employment is terminated following a change of control (or in the case of equity, not assumed by a successor). We do not pay severance benefits or accelerate equity assumed by a successor following a change of control in the absence of a termination of employment. (The rights to certain benefits vest under our Supplemental Executive Retirement Plan upon a change of control as discussed below; however, these benefits are not payable to our executives absent a termination of employment.)

•	Our Corporate Policies Align Executives with Shareholders and Mitigate Compensation-Related Risk.

•

Stock Ownership Guidelines and Retention Policy. Our Named Executive Officers and other members of senior management are subject to minimum stock ownership guidelines. Officers who do not meet the guidelines are required to hold shares acquired through the compensation program until they meet the applicable ownership guidelines.

•	Clawback Policy. Awards under our Annual Incentive Plan are subject to a “clawback” provision described under “Performance-Based Annual Bonus” beginning on page 12.

•

Prohibition on Trading in Derivatives; No Margin Account. Our insider trading policy prohibits any Named Executive Officer or any other officer or employee subject to its terms from entering into short sales or derivative transactions to hedge their economic exposure to our stock. In addition, these officers and employees are prohibited from pledging our stock, including holding our stock in margin accounts.

•	Our Financial Results and Stock Performance Continue to Show Significant Positive Momentum.

•	Strong Net Revenue Growth. We have delivered strong net revenue growth, increasing net revenue from $7.669 billion in 2004 (same hospitals) to $9.205 billion in 2010.

•

Superior EBITDA Growth and Margin Expansion. We have reported increases in EBITDA and EBITDA margin in each year since 2004, increasing EBITDA from $422 million in 2004 (same hospitals) to $1.050 billion in 2010 and increasing EBITDA margin by 590 basis points over the same period.

•

Return on Invested Capital. We have achieved increases in our return on invested capital in each year since 2006, growing from a negative 3.3% annual return on invested capital in 2006 to a 12.3% positive return in 2010.

•

De-Levered Balance Sheet. We have taken steps to significantly reduce the amount of debt in our capital structure, reducing our total debt from $4.782 billion in 2006 to $4.064 billion at December 31, 2010. In 2010, we also completed the full repayment of our obligations to the US Department of Justice stemming from investigations launched in and around 2002. The original amount of these obligations was $725 million. Our management’s commitment to restructuring the company’s balance sheet has resulted in one of the lowest leverage ratios and longest maturity profiles in the industry.

Our Compensation Philosophy and Objectives

We seek to provide market-competitive compensation that enables us to recruit and retain talented executive officers. The objectives of our executive compensation program are:

•	to attract and retain the highest possible caliber management team;

•	to reward the achievement of pre-determined company objectives;

•	to reward superior performance;

•	to provide management with incentives to build value; and

•	to align the interests of management with those of our shareholders.

Role of the Compensation Committee

The Compensation Committee of our Board of Directors makes all compensation decisions regarding senior management, which includes our Named Executive Officers and certain other senior officers of the company. Each member of the Compensation Committee is an independent non-employee director. The Compensation Committee regularly solicits input from the independent members of our Board of Directors about the compensation of our Named Executive Officers. The Committee considers the Chief Executive Officer’s recommendations in determining the compensation of the other Named Executive Officers. The Committee’s decisions regarding compensation of our Named Executive Officers are made outside the presence of these officers except that the Chief Executive Officer and the Senior Vice President of Human Resources may participate in discussions regarding the compensation of Named Executive Officers other than themselves. The Committee is also responsible for approving our executive compensation program and general compensation policies, all new or materially amended broad-based compensation plans, and the performance measures used in our executive compensation programs.

Independent Compensation Consultant

The Compensation Committee has retained an independent consultant, Frederic W. Cook & Co. (the “Consultant”), to provide data on market compensation practices and advise the Committee on executive compensation decisions generally as well as the design and structure of our executive compensation plans and policies. In 2010, the Consultant participated in all meetings of the Committee.

At the request of the Committee, the Consultant meets periodically with members of management to obtain and review information relevant to the performance of the Consultant’s advisory services to the Committee primarily relating to:

•	proposed compensation actions under development and/or analysis by our management;

•	data on compensation trends and best practices;

•	analysis or presentation of our compensation data;

•

calculations (or reviews of calculations) of executive compensation data, including valuation of equity grants, calculation of hypothetical change of control payments under our plans and programs and total wealth analysis data; and

•	input on proposed meeting agendas and presentation materials submitted by management to the Committee.

Any material information provided to management by the Consultant is presented to the Committee.

To safeguard the independence of the Consultant:

•	the Committee retains the Consultant and has the sole authority to terminate its engagement;

•	the Committee determines the terms and conditions of the Consultant’s engagement, including the fees charged;

•	the Consultant reports directly to the Committee and has direct access to the Committee Chair during and between meetings; and

•	the Consultant provides no services to the company or management except as related to executing the Compensation Committee Charter and with the knowledge and approval of the Committee Chair.

Performance Review Process

The Compensation Committee reviews the performance of the Chief Executive Officer with the independent members of the Board in executive session. This review is based on the performance evaluations of the Chief Executive Officer by each of the independent Board members. As part of the annual performance review process, our Chief Executive Officer reviews the performance of each of the other Named Executive Officers with the members of the Committee and the Board. To maintain the integrity of the review process, the contents of individual reviews and related discussions are kept confidential. If and to the extent that performance factors addressed in any individual review affect an individual Named Executive Officer’s compensation, those factors are discussed below.

Benchmarking Against Peer Companies

In setting compensation for our Named Executive Officers, the Compensation Committee reviews comparative compensation data derived from the companies that comprise our peer group (as defined below) as well as market survey data provided to us by the Consultant.

In evaluating the compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, the Committee assigned the following weightings to each data source: peer group (75%) and survey data (25%). In the case of our General Counsel, the following weightings were used: peer group (25%) and survey data (75%). The Committee believes it is appropriate to evaluate the compensation of these Named Executive Officers against a blend of peer group and market survey data given the small number of publicly held healthcare service companies comparable in size to our company and the fact that hospital companies comprise only a small portion of the publicly held healthcare service companies. In evaluating the compensation of our Senior Vice President, Human Resources, the Committee reviews primarily market survey data given the limited data for this role reported by our peer group companies.

We describe each of the data sources in more detail below.

Peer Group. The following companies comprised the peer group that we reviewed in making compensation determinations for 2010.

CIGNA Corporation	Humana Inc.
Community Health Systems, Inc.	Kindred Healthcare, Inc.
Coventry Health Care, Inc.	Laboratory Corporation of America Holdings
Davita Inc.	Lifepoint Hospitals, Inc.
Express Scripts, Inc.	Omnicare, Inc.
Health Management Associates, Inc.	Quest Diagnostics Incorporated
HealthSouth Corporation	Universal Health Services, Inc.

The Consultant developed the peer group based on a set of characteristics that include annual revenues ranging from approximately $2.5 billion to $30 billion with at least 10,000 employees (to recognize managerial scope and complexity) and operations that are classified under the Global Industry Classification System (GICS) code for healthcare facilities (which is our code), or under the GICS codes for healthcare services or managed care. Most of the companies comprising the 2010 peer group were also included in the company’s 2009 peer group. However, based on the characteristics described above, and at the recommendation of the Consultant, in 2010 the Committee removed Aetna Inc. (which reported revenues greater than $30 billion) and Health Net, Inc. (which reported an employee count less than 10,000) from the peer group and added Kindred Healthcare. As noted above, the “peer group”

includes both hospital companies and non-hospital companies, reflecting the small number of publicly held hospital companies in the US market and the relevance of other healthcare-related companies in terms of labor market competition. The hospital companies include Community Health Systems, Health Management Associates, HealthSouth, Kindred Healthcare, Lifepoint Hospitals and Universal Health Services. The non-hospital companies in the peer group include:

•	insurance companies (CIGNA, Coventry Health Care, and Humana);

•	a kidney treatment center operator (Davita);

•	a pharmacy benefit management service provider (Express Scripts);

•	clinical laboratory companies (LabCorp and Quest Diagnostics); and

•	a geriatric pharmaceutical company (Omnicare).

Market Survey Data. The Committee reviews additional compensation data from the following survey sources:

Survey	Covered Organizations	Approximate Annual Revenue of Companies Comprising Data Used by Consultant
2009 Towers Perrin U.S. CDB General Industry Executive Database	428 companies, all industries	$6 billion to $10 billion

2008 Mercer Executive Benchmark Database	2,579 companies, all industries	$5 billion to $10 billion

2008 Hewitt TCM Executive	381 companies, all industries	$5 billion to $10 billion

2009/10 Watson Wyatt Survey Top Management	2,275 companies, all industries	$9 billion

2008 Frederic W. Cook & Co. Survey of Long-Term Incentives	47 companies, all industries	$9 billion

The Consultant compiles data from these survey sources relating to the compensation levels received for each position held by a Named Executive Officer against the compensation levels received by executives holding similar positions at other companies. The Consultant uses the revenue criteria shown above in selecting the data it compiles from these sources and presents the data to the Committee in aggregated form. In benchmarking compensation levels against the survey data, the Committee considers only the aggregated survey data provided by the Consultant. The identity of the companies comprising the survey data is not disclosed to, or considered by, the Committee in its decision-making process. The Committee members do not consider the identity of the companies comprising the survey data to be material in evaluating compensation.

Description and Analysis of Our 2010 Compensation Decisions

We offer our Named Executive Officers cash compensation in the form of base salary and an annual performance-based bonus, as well as equity-based and other long-term incentive compensation. None of our Named Executive Officers has an employment agreement. However, we provide our executives severance protection and participation in certain retirement plans.

Our executive compensation package is weighted heavily towards performance-based and long-term compensation:

Named Executive Officer	2010 At-Risk Pay
	Long-Term (%)	Performance- Based Bonus (%)	Total At- Risk (%)
Mr. Fetter	71.4%	16.7%	88.1%
Other Named Executive Officers	58.4%	18.7%	77.1%

This section describes the components of our executive compensation packages, the way in which the Compensation Committee makes decisions about each component, the philosophy behind each component and the way these decisions and philosophies were applied to each Named Executive Officer.

Salary

Base salary provides our Named Executive Officers with a fixed monthly income. The Compensation Committee approves the base salary of each Named Executive Officer on an annual basis based on its review of market survey and other data provided by the Consultant. In determining base salaries, the Committee also considers the following factors: individual performance, the other compensation elements received by the officer, and his or her total compensation package.

Mr. Fetter received no base salary increase in 2010 and has not received an increase in base salary since 2005. The Committee’s decision reflects its belief that the compensation of the company’s Chief Executive Officer should be heavily weighted toward long-term incentives to reward the long-term performance of the company. In 2010, the Committee approved a 2% increase in base salary for Mr. Porter and Dr. Newman based on the individual performance of each officer as well as market data provided by the Consultant. The percentage increase was less than the base salary increases received by other company employees in 2010, reflecting the Committee’s assessment of the differential in the base salary of these officers relative to other employees. In 2010, the Committee also increased the base salaries of Mr. Ruff (18%) and Ms. Fraser (17%). Mr. Ruff’s increase was to address the disparity between his base salary and the median range of base salaries for officers performing similar functions or roles at our peer companies. Ms. Fraser’s increase reflected the Committee’s desire, at the recommendation of the Chief Executive Officer, to continue parity in compensation among executives who make comparable contributions to the company. The following table summarizes the base salary increases approved by the Committee in 2010, which increases were the first salary increases for the Named Executive Officers since 2005 (or if later, the year the officer assumed his or her current role):

Named Executive Officer	2008 Salary	2009 Salary	2010 Salary	Annualized Increase from 2008	Increase from 2009
Mr. Fetter	$1,081,000	$1,081,000	$1,081,000	—	—
Mr. Porter	$568,100	$568,100	$579,000	1%	2%
Dr. Newman	$720,800	$720,800	$735,000	1%	2%
Mr. Ruff	$340,000	$340,000	$400,000	8%	18%
Ms. Fraser	$342,300	$342,300	$400,000	8%	17%

Performance-Based Annual Bonus

The Compensation Committee annually determines cash bonuses, if any, to be paid out under the company’s Annual Incentive Plan (“AIP”). Approximately 1900 employees participate in the AIP. AIP awards are subject to a “clawback” provision under which the Board of Directors may require reimbursement to the company of a cash bonus in the event of a material restatement of our financial results caused by the recipient’s fraud or other misconduct.

The Committee sets target bonus award levels under the AIP for our Named Executive Officers. Target award levels vary among the Named Executive Officers based on competitive market practices for comparable positions and the Committee’s assessment of their responsibilities and their ability to make future contributions to the company’s performance. For 2010, the Committee set target award levels for each of our Named Executive Officers at the following percentages of salary:

Mr. Fetter	140%
Mr. Porter	95%
Dr. Newman	95%
Mr. Ruff	60%
Ms. Fraser	60%

Mr. Fetter’s target award level increased by 15% from his 2009 target level. The Committee determined, based on the advice of the Consultant, that an increase in his target level would more closely align his compensation package with market practice. The Committee increased the target award levels of Mr. Porter and Dr. Newman by 5% from their 2009 levels in recognition of their critical roles with respect to the company’s current and future operations and to more closely align their compensation with market practice. The Committee made no adjustment in the target percentages of Mr. Ruff and Ms. Fraser after taking into account the increase in their base salaries (described above).

We designed our AIP to motivate management to achieve goals that affect both our short- and long-term financial performance, rather than achieving short-term financial results that may not be sustainable or that may encourage inappropriate risk-taking or non-ethical behaviors. Under our “Balanced Scorecard” system, 60% of the AIP awards are based on our performance as measured by adjusted EBITDA, adjusted free cash flow and patient volume metrics and 40% are based on quantitative operating performance metrics. Each metric is described in detail in the table below. The Committee has adopted a Balanced Scorecard approach to measuring performance for the following reasons:

•

The Committee believes that strong operational performance drives long-term financial performance and success. For example, improvements in the quality of the healthcare services we provided were, in the judgment of the Committee, a significant factor in reducing the company’s total hospital malpractice expense by 36% in 2010, as compared to 2009. This reduction resulted in both lower medical malpractice expense and higher commercial payer reimbursement rates. In addition, the Committee believes that a mix of financial and operating goals will position us to benefit from the increased focus by governmental and private payers on “pay for quality” and “value-based” pricing and reimbursement models.

•

The Committee also believes that the use of a mix of financial and operational performance goals mitigates against the risk that compensation plan participants might focus on short-term financial rewards at the expense of our long-term growth or otherwise engage in speculative or inappropriate risk taking behaviors. We believe our Balanced Scorecard approach is critical to our long-term success given the importance of ethical and compliance-oriented behavior in our highly regulated industry.

The Balanced Scorecard measures hospital and corporate performance in the following broad categories, which we call “pillars”: Quality, Service, People, Cost and Growth. For the 2010 performance period, each pillar was weighted as follows:

Quality	25%
Service	5%
People	10%
Cost and Growth (Financial Metrics)	60%

TOTAL	100%

In the first quarter of 2010, the Committee approved the metrics to be used for determining 2010 AIP awards and the target points to be assigned to each metric. The target point values under the Balanced Scorecard for each of the 15 metrics used in 2010 (which correspond to the relative percentage weights of the metrics within the Balanced Scorecard) are shown below:

Pillar		Metric	Target Points
Quality:
	•	Evidence-based medicine	11.25
	•	Infection control	7.50
	•	Reportable healthcare events	3.00
	•	Outpatient evidence-based medicine	1.25
	•	Congestive heart failure readmission	2.00

			25.00
Service:
	•	HCAHPS inpatient satisfaction	2.50
	•	Physician satisfaction	2.50

			5.00
People:
	•	Employee one-year and greater retention	5.00
	•	Employee first-year turnover	5.00

			10.00
Cost and Growth:
	•	Adjusted EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization and excluding certain earnings, costs and charges as approved by the Compensation Committee)	30.00
	•	Adjusted free cash flow (cash flow from continuing operations less capital expenditures and excluding certain cash flows and payments as approved by the Compensation Committee)	15.00
	•	Total paying admissions	3.75
	•	Total commercial managed care admissions	3.75
	•	Total paying outpatient visits	3.75
	•	Total commercial managed care outpatient visits	3.75

TOTAL:			60.00

The aggregate target number of points under the Balanced Scorecard is 100 and the maximum is 200. A given number of points can be achieved under each metric, up to twice the target value shown above (three times in the case of the adjusted EBITDA and free cash flow metrics). The number of points that can be earned under each metric is based on our current operating goals and strategies. We work with our regional and hospital managers to determine targets under each metric based on those goals and strategies. The number of points actually earned under a particular metric is determined by the degree to which the pre-determined goals for that metric are achieved. For some metrics, we have set performance levels that must be achieved before any points can be awarded. For others, we require improvement over prior-year results before any points can be awarded. For certain metrics, improvement is not required in cases where performance is consistently exceptionally high at a particular hospital or hospitals.

The total number of points achieved under all applicable metrics determines a hospital’s aggregate Balanced Scorecard score. Quality and Service point values are calculated for each of our 50 individual hospitals (counting our specialty hospital as a separate facility) and are averaged for purposes of computing a corporate level score for the Named Executive Officers. Corporate level results are measured separately on a consolidated basis for the People and Cost and Growth measures. In the case of adjusted EBITDA and adjusted free cash flow, they are based on our publicly released financial data. The Compensation Committee may change particular metrics, or the weighting of various metrics, from year to year as business objectives warrant. In 2010, the Committee:

•

increased the potential maximum performance for adjusted EBITDA and free cash flow (from two times target point values to three times) to effectively increase the weight on these critical financial metrics;

•

replaced the existing InterQual quality metric with metrics based upon outpatient evidence-based medicine and congestive heart failure readmissions to enhance our focus on improving quality in outpatient procedures and the treatment of patients diagnosed with congestive heart failure, respectively; and

•

replaced the existing patient satisfaction metric with the HCAHPS inpatient satisfaction metric in order to change the method used to measure patient satisfaction from an internal survey to a standardized survey utilized by various government payers.

These new metrics are shown in the table above and are further described below.

In the first quarter of each year, the Compensation Committee reviews individual hospital and aggregate company performance for the previous year and approves the levels at which bonuses, if any, will be paid based on that performance. Bonus payout levels are expressed as a percentage of target award levels and are based on a correlation between potential Balanced Scorecard scores and payout levels determined by the Committee at the time that it set the Balanced Scorecard goals for that year. In the first quarter of 2010, the Committee determined that, for the Named Executive Officers, points earned under the 2010 Balanced Scorecard would result in the payout levels shown below (with interpolation between levels of points earned):

Points Earned	Percent of Target Award Earned
<25.0	0%
25.0	35%
100.0	115%
175.0+	200%

In 2010, the Named Executive Officers were subject to a separate additional performance goal for purposes of Section 162(m) of the Internal Revenue Code. This goal and its achievement by the company are discussed below under “Tax Matters,” beginning on page 23.

2010 Balanced Scorecard Results. In 2010, the corporate AIP participants achieved an aggregate Balanced Scorecard score of 95.52 points, which corresponded with a bonus payout at 110.2% of target award levels in the case of the Named Executive Officers. (The Committee reduced bonus payouts by 6% of the target awards, however, as discussed below.) The performance levels for each pillar were as follows:

	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
Quality	25.00	34.10
Service	5.00	3.49
People	10.00	8.93
Cost and Growth	60.00	49.00

	100.00	95.52

Cost and Growth (Financial) Metrics. Under the AIP, performance relative to the achievement of Cost and Growth (financial) targets represents 60% of each Named Executive Officer’s AIP bonus opportunity. In 2010, the Committee determined that the performance levels relative to the adjusted EBITDA and adjusted free cash flow metrics under the Cost and Growth pillar were as follows:

Metric	Threshold Level	Target Level	Maximum Level*	Actual Performance	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
Adjusted EBITDA	$812.4 million	$1.015.5 billion	$1.117.1 billion	$1.050 billion	30.0	40.11
Adjusted free cash flow	$(42.5) million	$148.7 million	$339.9 million	$58.1 million	15.0	7.90

					45.0	48.01

*	Point levels of three times target levels were available for achievement of adjusted EBITDA of $1.218.6 billion and adjusted free cash flow of $531.0 million, as applicable. However, total payouts under the Balanced Scorecard were limited to 200% of target payout levels.

With respect to the four other metrics under the Cost and Growth pillar, the performance levels are discussed in the table below. For 2010, the Committee determined that of the 100 potential points under the Balanced Scorecard at target level, 3.75 should be linked to each of total paying admissions, total commercial managed care admissions, total paying outpatient visits and total commercial managed care outpatient visits. The Committee believed that focusing management on these categories of patient volumes would directly impact our revenues and financial results.

Metric	Description	2010 Performance Goal Set by Committee	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
Total paying admissions	This metric focuses on our total paying admissions (including commercial managed care admissions) measured on a consolidated basis. Tenet hospitals utilize InterQual criteria developed by McKesson to review physician orders for inpatient and outpatient care unless the payer has an alternate process to preauthorize the patient’s level of care.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance and the impact of depressed economic conditions. The threshold and maximum point levels for this metric were 0.00 and 7.50, respectively.	3.75	0.00

Total commercial managed care admissions	This metric focuses on our total commercial managed care admissions measured on a consolidated basis.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance and the impact of depressed economic conditions. The threshold and maximum point levels for this metric were 0.00 and 7.50, respectively.	3.75	0.00

Total paying outpatient visits	This metric focuses on our total paying outpatient visits (including commercial managed care outpatient visits) measured on a consolidated basis. Tenet hospitals utilize InterQual criteria developed by McKesson to review physician orders for inpatient and outpatient care unless the payer has an alternate process to preauthorize the patient’s level of care.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance and the impact of depressed economic conditions. The threshold and maximum point levels for this metric were 0.00 and 7.50, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company’s performance on this metric improved throughout the year and that the company achieved its best results in the fourth quarter.	3.75	0.99

Total commercial managed care outpatient visits	This metric focuses on our total commercial managed care outpatient visits measured on a consolidated basis.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance and the impact of depressed economic conditions. The threshold and maximum point levels for this metric were 0.00 and 7.50, respectively.	3.75	0.00

			15.00	0.99

Quality Metrics. With respect to the six metrics under the Quality pillar, the performance levels are discussed in the table below. For 2010, the Committee determined that of the 100 potential points under the Balanced Scorecard at target level, 11.25 should be linked to evidence-based medicine, 7.5 to infection control, 3.0 to reportable healthcare events, 1.25 to outpatient evidence-based medicine and 2.0 to congestive heart failure readmission. The Committee believed that rewarding management for reducing infection rates, reportable healthcare events and congestive heart failure readmission rates at our hospitals and increasing adherence to evidence-based medicine would improve the quality of the health care we provide our patients, reduce health care costs and enhance our competitive standing among other health care providers.

Metric	Description	2010 Performance Goal Set by Committee	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
Evidence-based medicine	This metric measures adherence to best practices of evidence-based medicine with respect to certain inpatient diagnostic groups and procedures at our hospitals. It includes all measures as specified by the Joint Commission (TJC) and CMS’ Hospital Inpatient Quality Reporting Program, as well as certain standards from the Society of Thoracic Surgeons.	Goal set at a target level the achievement of which would require management to maintain its prior year performance, a level the Committee believes ranked in the top quartile of United States hospitals for such year. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance. The threshold and maximum point levels for this metric were 0.00 and 22.50, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company significantly improved its performance on this metric.	11.25	20.61

Infection control	This metric focuses on infection rates at our hospitals with respect to three categories of infection: CVC (central vascular catheter-associated infection), CAUTI (catheter-associated urinary tract infection), and VAP (ventilator-associated pneumonia).	Goals set at target levels the achievement of which would require management to outperform its prior year results with respect to CVC and CAUTI infections and significantly outperform prior year results with respect to VAP infections. The Committee considered achievement of the performance targets to represent an aggressive goal given the company’s highly successful infection control program. The threshold and maximum point levels for this metric were 0.00 and 15.0, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company improved its performance with respect to all three categories of infection.	7.50	6.35

Reportable healthcare events	This metric focuses on the prevention of certain of the serious reportable healthcare events identified in a 2006 report published by the National Quality Forum.	The available points for this metric are divided among three categories of reportable events. To achieve the target level of points with respect to a category, a hospital must have no reportable events in that category. To achieve the maximum level, a hospital must have no reportable events in any of the three categories. Similar to other quality metrics, point values are determined at each hospital and then averaged to determine corporate results. The Committee considered achievement of the target level of points to represent an aggressive goal given the company’s success in preventing reportable healthcare events. The threshold and maximum point levels for this metric were 0.00 and 6.00, respectively. With respect to the company’s actual 2010 performance, the Committee noted that over half of our hospitals experienced no reportable healthcare events in 2010.	3.00	4.11

Outpatient evidence-based medicine	This metric measures adherence to best practices of evidence-based medicine as they relate to certain outpatient diagnostic groups and procedures at our hospitals. The standards are based on CMS’ Hospital Outpatient Quality Data Reporting Program.	Goal set at a target level the achievement of which would require management to perform at a level which would rank in the top 30% of Tenet hospitals for the prior year. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance. The threshold and maximum point levels for this metric were 0.00 and 2.50, respectively. This metric was utilized for the first time in 2010.	1.25	1.85

Congestive heart failure readmission	This metric focuses on the rate that patients discharged from our hospitals with a diagnosis of congestive heart failure are readmitted to our hospitals within 30 days.	Goal set at a target level the achievement of which would require management to significantly outperform the national average for the prior year. The Committee considered achievement of the target to represent an aggressive goal given the company’s success in reducing congestive heart failure readmissions. The threshold and maximum point levels for this metric were 0.00 and 4.00, respectively. This metric was utilized for the first time in 2010.	2.00	1.59

			25.00	34.10*

*	Note that the total number of points earned under the Quality pillar, which is the average of points earned at each of our hospitals, differs slightly from the sum of the points earned for the individual metrics, as not every Quality metric is measured at our specialty hospital due to the nature of its business. At such hospital, the 25.0 available Quality points are allocated among fewer metrics.

Service Metrics. With respect to the two metrics under the Service pillar, the performance levels are discussed in the table below. For 2010, the Committee determined that of the 100 potential points under the Balanced Scorecard at target level, 2.5 should be linked to HCAHPS inpatient satisfaction and 2.5 to physician satisfaction. The Committee believed that rewarding management for increasing patient and physician satisfaction would directly impact our financial results by enhancing the ability of the company to attract patients and recruit and retain physicians.

Metric	Description	2010 Performance Goal Set by Committee	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
HCAHPS inpatient satisfaction	This metric focuses on the results of the Hospital Consumer Assessment of Health Providers and Systems (HCAHPS) standardized satisfaction survey used by certain governmental payers, which survey is administered to patients after discharge from our hospitals.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance. The threshold and maximum point levels for this metric were 0.00 and 5.00, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company improved its performance on this metric.	2.50	1.38

Physician satisfaction	This metric focuses on the results of an internal satisfaction survey of physicians who utilize our hospital facilities.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance. The threshold and maximum point levels for this metric were 0.00 and 5.00, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company achieved its all-time high survey score in 2010.	2.50	2.11

			5.00	3.49

People Metrics. With respect to the two metrics under the People pillar, the performance levels are discussed in the table below. For 2010, the Committee determined that of the 100 potential points under the Balanced Scorecard, 5.0 should be linked to employee retention of one year and greater and 5.0 to employee first-year turnover. The Committee believed that focusing management on employee retention would enhance our level of quality and service.

Metric	Description	2010 Performance Goal Set by Committee	Target Balanced Scorecard Points	Actual Balanced Scorecard Points Earned
Employee one-year and greater retention	This metric focuses on the number of our employees who remain employed with us for at least one year.	Goal set at a target level the achievement of which would require management to maintain its prior year performance, which benefited from depressed job market conditions. The Committee considered achievement of the target to represent an aggressive goal given the company’s highly successful program with respect to retaining employees. The threshold and maximum point levels for this metric were 0.00 and 10.00, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company improved its performance on this metric and achieved its lowest overall employee turnover rate since 2002.	5.00	6.08

Employee first-year turnover	This metric focuses on the number of our employees who leave in their first year of employment.	Goal set at a target level the achievement of which would require management to outperform its prior year results. The Committee considered achievement of the target to represent an aggressive goal given the high level of prior year performance. The threshold and maximum point levels for this metric were 0.00 and 10.00, respectively. With respect to the company’s actual 2010 performance, the Committee noted that the company improved its performance on this metric and ended 2010 at a record low turnover rate.	5.00	2.85

			10.00	8.93

Analysis of Results. In setting performance goals under the 2010 Balanced Scorecard, the Committee intended to reward management for improving the company’s overall performance from 2009. In particular, the Committee considered that if 2010 performance were the same as performance in 2009, the payout level under the AIP would be 86% of target rather than 186% of target as in 2009.

In 2010, the Committee determined that the Named Executive Officers achieved a corporate Balanced Scorecard score of 95.52 points, which corresponded with a bonus payout at 110.2% of target award levels. The Committee, however, exercised its discretion to reduce the bonus payouts by 6% below the calculated result to underscore the importance of ongoing physician recruitment and retention initiatives. The resulting AIP awards are shown, along with other amounts, in the Summary Compensation Table under Non-Equity Incentive Plan Compensation and separately under footnote 4 to this table.

Long-Term Incentive Compensation

General Objectives

Our objectives for long-term incentive compensation are to align executives’ interests with those of our shareholders by providing an incentive to enhance long-term shareholder value, and to encourage employment retention. The Compensation Committee seeks to position total direct compensation to our Named Executive Officers, considered as a group, at the 50th percentile of market levels for meeting aggressive performance goals and at the 75th percentile of market levels for meeting “extraordinary” performance goals.

The Committee considers several factors in determining the long-term incentive awards it grants to our Named Executive Officers, including:

•	individual performance;

•	market practice, including peer company and survey data for each Named Executive Officer;

•	the Committee’s assessment of other elements of compensation provided to the Named Executive Officers;

•	the annual percentage of market value that peer companies transfer to executives and other personnel (equity awards); and

•	the potential dilution to our shareholders (equity awards).

The Committee also considers the recommendations of the Chief Executive Officer relative to the Named Executive Officers who report to him, including his assessment of the individual performance of those officers. Annual compensation determinations in individual cases may include positive or negative adjustments with respect to prior year compensation.

Overall Design and Mix of Grant Types

We grant restricted stock units and stock options to encourage retention, align the economic interests of our management more closely with those of our shareholders and focus management on activities that increase shareholder value. We grant performance cash awards, as discussed below, to tie executive compensation to our long-term, future financial performance. Both our long-term equity awards and performance cash awards are designed to vest over three-year periods. In addition, 50% of our long-term equity awards are subject to performance-based vesting conditions. In 2010, the Committee allocated long-term incentive awards, in terms of award value, as follows:

Form of Long-Term Award	Percentage	Vesting Period
Time-Vested Restricted Stock Units	28.125%	Three Years ( 1/3 in each year)
Time-Vested Stock Options	9.375%	Three Years ( 1/3 in each year)
Performance-Vested Restricted Stock Units	28.125%	Three Years ( 1/3 in each year subject to satisfaction of adjusted EBITDA-based performance condition in year one)
Performance-Vested Stock Options	9.375%	Three Years ( 1/3 in each year subject to satisfaction of adjusted EBITDA-based performance condition in year one)
Performance Cash	25.000%	Three Years (depending on the attainment of certain performance criteria in each measurement year based on free cash flow and ROIC)

As reflected in the table above, in terms of award value, the Committee allocated 75% of equity awards to restricted stock units and 25% to stock options. In determining the appropriate allocation between stock options and restricted stock units, the Committee noted that it was an increasingly common market practice to grant awards in the form of a mix of stock options and restricted stock units. The Committee also believed that the use of two forms of equity awards reflected an appropriate balance (after taking into account the differences in economic values between the two forms) in economic risks associated with each award, a factor that the Committee believed would mitigate the possibility of increased speculative or risk-taking behavior associated with stock options. The Committee elected to grant 25% of the long-term incentive value in the form of performance cash awards to reward management for increasing free cash flow and ROIC, recognizing that this would build shareholder value over time. The Committee also took into account the fact that none of the Named Executive Officers had sold any shares of common stock in the prior five-year period, an outcome that reflected the commitment of the Named Executive Officers to maintaining an equity investment in the company exceeding that contemplated by the company’s stock retention guidelines. Based on these factors, the Committee determined that it was appropriate to grant a portion of the long-term incentive awards in the form of performance cash.

Performance-Based Equity Program

In February 2010, the Compensation Committee, in accordance with its previously announced policy, granted 50% of the 2010 equity (in terms of number of shares) to the Named Executive Officers in the form of performance-based awards. These awards required the company to attain a performance goal with respect to our 2010 adjusted EBITDA (as such term is defined above under “Performance-Based Annual Bonus”) of at least $800 million, a goal which the company significantly outperformed by reporting 2010 adjusted EBITDA equal to $1.050 billion. If the performance goal had not been achieved, none of the performance-based equity awards would have vested and the awards would have been forfeited as of December 31, 2010. The performance-based equity awards vest in one-third increments on each of the first three anniversaries of the grant date based upon continued employment with us. The Committee established the performance goal at $800 million of adjusted EBITDA to establish a minimum level of performance in a year of extraordinary uncertainty generated by the unknown outcome of the passage of health care reform in the United States. The Committee also noted that the attainment of a minimum performance threshold of $800 million of EBITDA would outperform the company’s adjusted EBITDA in each of the years 2004 to 2008.

Time-Based Equity Awards

As in prior years, the portion of the equity awards granted to the Named Executive Officers that are not subject to the performance-based vesting criteria will vest in one-third increments on each of the first three anniversaries of the grant date.

Performance Cash Awards

The performance cash awards vest and are paid following the end of a three-year performance period, subject to the attainment of certain performance criteria. Once the awards vest, payouts range from zero to 200% of the target awards, based on the company’s performance during each individual year of the performance period with respect to the following metrics:

•	free cash flow (defined as cash provided by operating activities less cash used for investing activities); and

•

ROIC (defined as income from continuing operations before interest expense divided by the sum of net debt and book shareholders’ equity, each adjusted for the capitalization of leases and impairments).

The Committee selected the free cash flow metric in order to reward cash generation from all sources, including working capital improvements and sound portfolio decisions with respect to our assets. The Committee selected the ROIC metric because achieving a high return on capital is critical for our long-term success. For the 2010 performance cash awards, similar to past years, the Committee structured the performance criteria to be significantly more challenging than the prior year’s program.

With respect to each year of the three-year performance period, goals corresponding with threshold, target and maximum levels of performance are set for each metric. For purposes of determining the ultimate payout amount of an award, achievement of the applicable goals is weighted at 25% for each of 2010 and 2011, and at 50% for 2012. The Committee decided to base award payouts on performance measured separately for each measurement year, rather than performance measured over the entire three-year performance period, in order to provide continuous performance and retention incentives during the entire time the awards are outstanding. The Committee weighted 2012 at 50% because it believed that emphasizing attainment of the final year goals would drive long-term performance. With respect to each measurement year, achievement of each of the annual free cash flow and ROIC goals is weighted equally at 50%.

The potential payout levels attributable to the company’s performance with respect to each metric for each measurement year, expressed as a percentage of the total target award value, are as follows:

	Payout as a Percentage of Target Award
Performance Level	Free Cash Flow			Return on Invested Capital (ROIC)			Total
	2010	2011	2012	2010	2011	2012
Maximum	25%	25%	50%	25%	25%	50%	200%
Target	12.5%	12.5%	25%	12.5%	12.5%	25%	100%
Threshold	0%	0%	0%	0%	0%	0%	0%

Achievement of performance levels is determined by reference to our financial statements. Interpolation is used to calculate payout levels for results between threshold and target or target and maximum performance levels. The Committee has discretion to adjust performance goals to account for certain acquisitions and divestitures.

In 2010, which is the first measurement year of the 2010 performance cash program, our actual free cash flow was $117 million and our actual ROIC was 12.3%. In the case of the free cash flow metric, our results exceeded the target goal level of $114 million. In the case of the ROIC metric, our results exceeded the threshold goal level of 11.5% but were less than the target goal level of 12.4%. The Committee decided not to impose on the 2010 performance cash awards the “three-year TSR governor” feature that does apply to the 2009 awards and which limits the total amount paid out with respect to awards to 100% of the target award value in the event that our total shareholder return is negative for the three-year performance period. The Committee did not believe that this feature continued to be appropriate. Given the improvement in the company’s stock price, the Committee’s view was that if we achieved target performance over 2010, 2011 and/or 2012, a corresponding stock price decline would be as likely due to external economic or regulatory factors as to management performance.

Like the 2010 performance cash program, payouts under the 2008 and 2009 performance cash programs are subject to the attainment of performance goals with respect to free cash flow and ROIC metrics, which are defined the same under all of the performance cash programs. 2010 is the third and final measurement year of the 2008 performance cash program and the second measurement year of the 2009 performance cash program. Our 2010 actual performance is discussed above.

With respect to the 2008 performance cash program, in 2010 our actual free cash flow results exceeded the target goal level of negative $43 million but were less than the maximum goal level of $151 million. In the case of the ROIC metric, our results exceeded the maximum goal level of 11.9%.

With respect to the 2009 performance cash program, in 2010 our actual free cash flow results exceeded the maximum goal level of $70 million. In the case of the ROIC metric, our results exceeded the maximum goal level of 9.3%.

Pursuant to applicable regulations, the future payout amounts attributable to 2010 performance with respect to awards under the 2008, 2009 and 2010 performance cash programs are shown, along with other amounts, in the Summary Compensation Table under Non-Equity Incentive Plan Compensation and are separately shown under footnote 4 to this table. We will not pay amounts under 2009 performance cash awards or 2010 performance cash awards to any of the Named Executive Officers until after vesting occurs on December 31, 2011 in the case of 2009 performance cash awards and on December 31, 2012 in the case of 2010 performance cash awards, and only if such Named Executive Officer is employed with us on the applicable scheduled payout date following Committee certification of performance criteria achievement, subject to certain exceptions relating to retirement, a qualifying termination, death, disability or change of control.

2010 Long-Term Incentive Award Values

The Compensation Committee awarded the following long-term incentive awards to each of the Named Executive Officers in 2010:

Named Executive Officer	Total Target Long-Term Incentive Award Value	Number of Stock Options	Number of Restricted Stock Units	Target Performance Cash Award Value
Mr. Fetter	$6,488,540	420,258	725,446	$1,625,000
Mr. Porter	$1,746,912	113,146	195,312	$437,500
Dr. Newman	$2,495,594	161,638	279,018	$625,000
Mr. Ruff	$658,832	42,672	73,660	$165,000
Ms. Fraser	$499,122	32,328	55,804	$125,000

The Committee determined the long-term incentive award values based primarily on market considerations. The increase in the grant values relative to 2009 is attributable to the Committee’s decision in 2009 to reduce long-term incentive grant values in response to the unprecedented volatility of the company’s stock, and equity markets in general, in that year.

The differences in long-term compensation awarded to individual Named Executive Officers is primarily attributable to the different rates of compensation paid to these officers based on their different roles and functions and experience in their roles. For example, the compensation rates for our Chief Financial Officer and our Chief Operating Officer are higher than the compensation rates for our General Counsel and our Senior Vice President of Human Resources in light of how the market compensates executives in these respective roles.

Equity Grant Timing and Stock Option Exercise Prices

Historically, we have made annual equity awards to the Named Executive Officers and other employees during the first quarter of the year in connection with annual executive compensation decisions. In accordance with the terms of our equity plans, the grant date of these awards is the date when the Compensation Committee approves the grant. We may periodically grant equity awards to newly hired employees, employees who have been promoted to executive officer positions, or for special recognition or retention. These grants may be outside of the annual grant process but also require Committee approval if the recipient is an executive or senior officer. In the case of grants made outside of the annual grant process cycle, the grant date is the last trading day of the month of hire or the approval of the promotion or retention award. The exercise price for all stock options is the NYSE closing price per share of our common stock on the date of grant or on the immediately preceding trading day if the date of grant is a non-trading day.

Executive Officer Stock Ownership and Stock Retention Requirements

Our Board of Directors has adopted stock ownership and stock retention requirements for our non-employee directors and all company officers with the title of Senior Vice President and above, to further align their personal interests with those of our shareholders. The ownership requirements must be met within five years from the date on which an individual becomes a director or senior officer. If, during or after such five-year period, a senior officer is promoted to a position that requires a higher stock ownership multiple than the position previously held, the senior officer will be granted an additional two-year period to meet the increased multiple.

Each senior officer is required to own shares of our stock with a value equal to the following multiples of his or her base salary:

Executive Level	Market Value of Common Stock Owned as a Multiple of Base Salary
Chief Executive Officer	6x
Executive Vice President and others above Senior Vice President	2x
Senior Vice President	1x

Shares currently counted toward the stock ownership requirements include: (i) shares of common stock held of record or in a brokerage account by the individual or his or her spouse; (ii) restricted stock or restricted stock units; and (iii) stock units credited under deferred compensation plans. Outstanding stock options do not count toward satisfaction of the ownership requirements.

If a director or senior officer does not meet the applicable ownership requirements, he or she must retain 100% of any “net shares” received upon the exercise of stock options and the vesting of restricted stock or restricted stock units until such time as the requirements are met. For this purpose, “net shares” means the number of shares received upon exercise of stock options or upon vesting of restricted stock or restricted stock units less the number of shares sold or deducted to pay the exercise price (in the case of options), withholding taxes and any brokerage commissions.

As of April 15, 2011, all Named Executive Officers were in compliance with the requirements. All senior officers are required to certify that they are in compliance with these guidelines prior to executing a sale of the company’s common stock.

Prohibition on Trading in Derivatives; No Margin Accounts

Our insider trading policy prohibits any Named Executive Officer or any other officer or employee subject to its terms (approximately 70 people) from entering into short sales or derivative transactions to hedge their economic exposure to our stock. In addition, these officers and employees are prohibited from pledging our stock, including holding our stock in margin accounts.

Perquisites

Tenet owns one aircraft and holds a 12.5% undivided interest in a second aircraft through a fractional ownership program. We believe that the use of corporate aircraft provides for a more efficient use of our executives’ time given the greater likelihood of direct flights and improved flight times than are available commercially. It also provides a more secure traveling environment where sensitive business issues may be discussed.

Under our aircraft usage policy, our Chief Executive Officer and certain other employees of the company approved by him from time to time are eligible to use the company’s aircraft for limited personal use. We believe this is a reasonable perquisite to offer to our senior executive officers so long as there is a business necessity of maintaining these aircraft. To the extent any travel on our aircraft results in imputed income to a Named Executive Officer, the company does not provide gross-up payments to cover the officer’s personal income tax obligation due to such imputed income.

Under our aircraft usage policy, Mr. Fetter must reimburse us for any personal use of the corporate aircraft above 75 hours per year. In 2010, Mr. Fetter’s personal use of the corporate aircraft totaled 56.1 hours. The incremental cost of his use is disclosed in the Summary Compensation Table.

We do not provide our Named Executive Officers with any other personal benefits.

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan (“SERP”) provides our Named Executive Officers (and certain other officers) with retirement benefits in the form of lifetime annuity payments. The benefit amount is based on the executive’s years of service and earnings.

Our SERP has been in place since 1984. It is similar to the types of defined benefit retirement plans that other large companies maintain for their senior executives, especially among our hospital company peers. We continue this benefit because it enhances our ability to recruit and retain qualified executives without additional equity dilution. Additional information regarding benefit calculations and other terms of the SERP is provided in the narrative discussion following the Pension Benefits Table on page 29.

Executive Severance Plan

In 2006, we adopted the Tenet Executive Severance Plan (“ESP”), which is applicable to our Named Executive Officers and certain other senior managers and officers of the company, including hospital chief executive officers. The terms of the ESP were approved by the Compensation Committee after consultation with the Consultant at the time it was adopted, and no material amendments have been made since 2006.

The ESP provides cash severance and other benefits that vary by position level, consistent with market practice. There are tax gross-up provisions that may apply in the event of a change of control of the company or in the event that amounts payable under the ESP are subject to excise taxes under Section 409A of the Internal Revenue Code. These gross-up provisions are designed to provide ESP participants with the benefits promised under the ESP had the excise tax not been applicable (i.e., to make participants whole).

The ESP is intended to continue the company’s practice of strengthening retention and recruitment by offering competitive compensation packages consistent with industry standards.

Each of the Named Executive Officers participates in the ESP. The severance periods for the company’s Named Executive Officers under its ESP were determined by the Committee based on (1) past company practice, (2) competitive data regarding the severance periods in place for executives of similar sized companies provided by the Consultant, and (3) the Committee’s analysis of the future financial impact of various severance payout scenarios on each of these executives and on the company.

Provisions in the ESP and related severance agreements regarding confidentiality, non-disparagement and non-solicitation as a condition of receipt of severance benefits under the ESP remain in effect for the period during which the severed executive is entitled to receive severance payments. There are no provisions regarding waiver of breach of any such agreements or provisions.

A more detailed description of the ESP is contained in “Potential Payments Upon Termination or Change of Control” beginning on page 32.

Deferred Compensation Plans

Our Named Executive Officers and other eligible management employees may defer under our 2006 DCP all or a portion of their compensation that would otherwise be paid during a given calendar year. We make employer matching contributions to the 2006 DCP for employee participants in an amount equal to 50% of participant supplemental deferrals not to exceed 3% of compensation. The purpose of our deferred compensation plans is to enable highly paid employees to defer the taxable receipt of a portion of their income until such time as the employee is more likely to be in a lower tax bracket, usually at retirement, and to provide these employees with the matching contribution they would have received under our 401(k) Plan if Internal Revenue Code limits did not apply.

Each of the Named Executive Officers is eligible to participate in the 2006 DCP. All participated in 2010 and have elected to participate in 2011. Additional details regarding the deferred compensation plans are set out under “Deferred Compensation Plans” beginning on page 31.

Tax Matters

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to any of its Named Executive Officers, but exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Compensation Committee generally seeks to structure performance-based compensation, including performance awards and stock option grants, in a manner intended to satisfy these requirements.

The Board and the Committee reserve the authority to award nondeductible compensation as they deem appropriate. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, no assurance can be given that compensation intended by the Committee to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

In 2010, for purposes of Section 162(m) of the Code, the Committee established a separate additional performance goal under the AIP for the Named Executive Officers. This goal required that we achieve adjusted EBITDA in 2010 of at least $800 million in order for the Named Executive Officers to be eligible to receive any bonus payments under the AIP, which the Committee believed to be a difficult but realistic goal. In February 2011, the Committee certified that we achieved the goal, with 2010 adjusted EBITDA equal to $1.050 billion, and thus the Named Executive Officers qualified for the AIP bonus payments described above under “Performance-Based Annual Bonus” beginning on page 12.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation in the years ended December 31, 2010, 2009 and 2008 for our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated other executive officers during 2010 (collectively, the “Named Executive Officers”). Additional information concerning our Named Executive Officers’ compensation can be found in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K beginning on page 7.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(1)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)		All Other Compensation ($)(6)	Total ($)
Trevor Fetter Chief Executive Officer and President	2010 2009 2008	1,081,000 1,081,000 1,081,000	-0- -0- -0-		3,648,993 -0- 2,089,620	1,214,546 3,905,000 4,050,810	4,581,616 4,075,825 2,288,750	1,490,408 1,383,505 1,402,826	(7) (8) (9)	226,383 255,420 231,066	12,242,946 10,700,750 11,144,072

Biggs C. Porter Chief Financial Officer	2010 2009 2008	576,904 568,100 568,100	-0- -0- 100,000	(10)	982,419 -0- 365,560	326,992 781,000 656,100	1,132,994 1,215,999 763,548	384,612 348,859 268,521		29,595 31,398 37,572	3,433,516 2,945,356 2,759,401

Stephen L. Newman, M.D. Chief Operating Officer	2010 2009 2008	732,269 720,800 720,800	-0- -0- -0-		1,403,461 -0- 605,150	467,134 1,207,000 1,093,500	1,618,864 1,644,119 1,028,464	1,246,001 1,153,230 900,054		38,083 39,211 20,821	5,505,811 4,764,360 4,368,789

Gary Ruff Senior Vice President, General Counsel and Secretary	2010 2009 2008	388,462 340,000 294,042	-0- -0- -0-		370,510 -0- 74,594	123,322 284,000 112,800	354,663 424,440 172,082	272,456 225,557 149,908		14,819 14,175 8,132	1,524,232 1,288,172 811,558

Cathy Fraser Senior Vice President, Human Resources	2010 2009 2008	388,904 342,300 342,300	-0- -0- -0-		280,694 -0- 123,500	93,428 284,000 267,300	459,742 489,507 308,956	109,066 90,176 73,663		15,656 16,518 9,766	1,347,490 1,222,501 1,125,485

(1)	Includes amounts deferred by the Named Executive Officers under the 2006 DCP. For further information, see the table and related discussion under “Nonqualified Deferred Compensation” beginning on page 30.

(2)	Values in this column represent the grant date fair value of performance-based restricted stock unit awards and time-vested restricted stock unit awards computed in accordance with FASB ASC Topic 718. With respect to the performance-based restricted stock units, the value shown reflects the target number of units which, because the awards provided for a single level of potential payout, is also the maximum number of units awarded. We calculate the grant date fair value of restricted stock units based on the NYSE closing price per share of our common stock on the date of grant or on the immediately preceding trading day if the date of grant is a non-trading day.

(3)	Values in this column represent the grant date fair value of performance-based stock option awards and time-vested stock option awards computed in accordance with FASB ASC Topic 718. With respect to the performance-based stock options, the value shown reflects the target number of options which, because the awards provided for a single level of potential payout, is also the maximum number of options awarded. Assumptions used in the calculation of these amounts are included in Note 8 to our consolidated financial statements for the year ended December 31, 2010 included in the Original Form 10-K Filing and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates—Accounting for Stock-Based Compensation” in the Original Form 10-K Filing.

(4)	This column reflects cash awards under our AIP in the amounts set forth below. Pursuant to applicable regulations, this column also reflects the future payout amounts set forth below, which are deemed earned in the years shown with respect to performance cash awarded to the Named Executive Officers in 2008 under our 2001 Stock Incentive Plan (in the form of cash–settled “Performance Unit” awards) and in 2009 and 2010 under our 2008 Stock Incentive Plan (in the form of cash-settled “Performance Awards”); however, we will not pay amounts under 2009 or 2010 awards to any of these executives until after vesting occurs on December 31, 2011 in the case of the 2009 awards and on December 31, 2012 in the case of the 2010 awards, and only if such executive is employed with us on the applicable scheduled payout date following Committee certification of performance criteria achievement, subject to certain exceptions relating to retirement, a qualifying termination, death, disability or change of control. Payout under the 2008 awards was made in 2011 following Committee certification of performance criteria achievement.

Name	Year	Annual Incentive Plan ($)	Performance Cash Awarded in 2008 ($)	Performance Cash Awarded in 2009 ($)	Performance Cash Awarded in 2010 ($)	Total Non-Equity Incentive Plan Compensation ($)
Fetter	2010 2009 2008	1,576,963 2,513,325 1,351,250	1,792,848 937,500 937,500	625,000 625,000 —	586,806 — —	4,581,616 4,075,825 2,288,750
Porter	2010 2009 2008	573,152 950,999 613,548	286,856 150,000 150,000	115,000 115,000 —	157,986 — —	1,132,994 1,215,999 763,548
Newman	2010 2009 2008	727,577 1,206,619 778,464	478,093 250,000 250,000	187,500 187,500 —	225,694 — —	1,618,864 1,644,119 1,028,464
Ruff	2010 2009 2008	250,080 379,440 172,082	— — —	45,000 45,000 —	59,583 — —	354,663 424,440 172,082
Fraser	2010 2009 2008	250,080 382,007 246,456	119,523 62,500 62,500	45,000 45,000 —	45,139 — —	459,742 489,507 308,956

(5)	The amounts shown for each Named Executive Officer represent the change in the actuarial present value of accumulated benefits under our SERP. Unless otherwise indicated, the amounts do not include above-market earnings under our deferred compensation plans.

(6)	Amounts shown in this column for 2010 include the following:

	Fetter	Porter	Newman	Ruff	Fraser
Premiums for long-term disability and survivor benefit life insurance under our SERP	$3,820	$4,063	$4,300	$3,145	$3,020
Matching contributions under our 401(k) Retirement Savings Plan	3,675	3,675	3,675	3,675	3,675
Matching contributions under our 2006 DCP	50,797	19,276	25,732	7,999	8,961
Personal use of company aircraft*	168,091	2,581	4,376	-0-	-0-
Total	$226,383	$29,595	$38,083	$14,819	$15,656

*	Amounts shown in this row represent the incremental costs associated with the personal use of our aircraft. We calculate incremental costs based on a methodology that sums: (i) an average price for fuel, oil and additives per hour of flight time multiplied by the actual flight hours for the flight; (ii) hangar and aircraft parking expenses away from the aircraft’s home base; (iii) customs and handling charges; (iv) flight planning weather services; (v) landing fees; (vi) average engine and auxiliary power unit (“APU”) accrual expenses per hour of flight time multiplied by the actual flight hours for the flight; (vii) passenger catering and ground transportation; (viii) total crew expenses (including meals, hotels and transportation); and (ix) other charges, including fees for any contract crew members and variable fees related to the use of our fractional jet interest. Because our aircraft are used primarily for business travel, our incremental cost calculations exclude fixed costs that do not change based on usage, such as pilots’ salaries, the purchase or lease costs of the aircraft, management fees related to our fractional jet interest, home-base hangar costs and maintenance fees (except with respect to the engine and APU accrual expenses described above).

(7)	Amount represents the change in the actuarial present value of Mr. Fetter’s accumulated benefits during 2010 under the SERP. In addition to the effects of a one-year increase in age and service credit under the SERP, a significant portion of the increase shown for 2010 is attributable to an actuarially required decrease in the discount rate used in our computations from 5.75% for 2009 to 5.50% for 2010.

(8)	Amount represents the change in the actuarial present value of Mr. Fetter’s accumulated benefits during 2009 under the SERP.

(9)	Amount represents the change in the actuarial present value of Mr. Fetter’s accumulated benefits during 2008 under the SERP. In addition to the effects of a one-year increase in age and service credit under the SERP, a substantial portion of the increase shown for 2008 is attributable to (i) Mr. Fetter’s service in his current role as Chief Executive Officer for the entire 60-month period over which Mr. Fetter’s earnings are averaged in the benefit formula (unlike computations for prior years, which included Mr. Fetter’s lower earnings prior to his September 2003 promotion to Chief Executive Officer) and (ii) an actuarially required decrease in the discount rate used in our computations from 6.25% for 2007 to 5.75% for 2008.

(10)	Reflects one of three equal installments of a sign-on bonus paid to Mr. Porter pursuant to his offer letter. The installments were paid on the starting date of his employment with the company in 2006 and on the first and second anniversaries of his starting date.

Grants of Plan-Based Awards During 2010

The following table sets forth information concerning grants of equity and performance cash made in 2010 under our stock incentive plans and grants of cash that potentially could have been earned in 2010 under our AIP.

	Award Type(1)	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Target ($)(2)
Fetter	AIP		378,350	1,513,400	3,026,800
	PC		-0-	1,625,000	3,250,000
	RSU	2/25/10					362,723			1,824,497
	SO	2/25/10						210,129	5.03	607,273
	PRSU	2/25/10				362,723				1,824,497
	PSO	2/25/10				210,129			5.03	607,273
Porter	AIP		137,513	550,050	1,100,100
	PC		-0-	437,500	875,000
	RSU	2/25/10					97,656			491,210
	SO	2/25/10						56,573	5.03	163,496
	PRSU	2/25/10				97,656				491,210
	PSO	2/25/10				56,573			5.03	163,496
Newman	AIP PC RSU SO PRSU PSO	2/25/10 2/25/10 2/25/10 2/25/10	174,563	698,250	1,396,500					701,730 233,567 701,730 233,567
			-0-	625,000	1,250,000
							139,509
								80,819	5.03
						139,509
						80,819			5.03
Ruff	AIP PC RSU SO PRSU PSO	2/25/10 2/25/10 2/25/10 2/25/10	60,000	240,000	480,000					185,255 61,661 185,255 61,661
			-0-	165,000	330,000
							36,830
								21,336	5.03
						36,830
						21,336			5.03
Fraser	AIP PC RSU SO PRSU PSO	2/25/10 2/25/10 2/25/10 2/25/10	60,000	240,000	480,000					140,347 46,714 140,347 46,714
			-0-	125,000	250,000
							27,902
								16,164	5.03
						27,902
						16,164			5.03

(1)	AIP Awards. These are awards that our Named Executive Officers might have earned during 2010 under our AIP, dependent upon our 2010 performance. Awards actually earned are shown, along with other amounts, in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table and are shown separately in footnote 4 to such table.

Performance Cash Awards. Awards designated “PC” reflect amounts that can be earned following the end of a three-year performance period in connection with performance cash awards to our Named Executive Officers under our 2008 Stock Incentive Plan. The performance cash awards vest and are paid in cash following the end of a three-year performance period, subject to the attainment of certain performance criteria and, subject to certain exceptions relating to retirement (for 2008 performance cash awards only), a qualifying termination, disability, death or change of control, the Named Executive Officer’s continued employment with us until the applicable scheduled payout date following Committee certification of performance criteria achievement. A description of the awards appears under “Performance Cash Awards” beginning on page 19. Pursuant to applicable regulations, amounts deemed earned in 2010 with respect to the performance cash awards are shown, along with other amounts, in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table and are shown separately in footnote 4 to such table.

Restricted Stock Unit Awards. Awards designated “RSU” reflect time-vested restricted stock unit awards under our 2008 Stock Incentive Plan. Each Named Executive Officer was granted restricted stock units on February 25, 2010 based on the NYSE closing price of $5.03 per share of our common stock. These awards vest ratably on each of the first three anniversaries of the grant date with certain exceptions relating to a qualifying termination, disability, death or change of control.

Stock Option Awards. Awards designated “SO” reflect stock option awards under our 2008 Stock Incentive Plan. Each Named Executive Officer was granted stock options on February 25, 2010 based on the NYSE closing price of $5.03 per share of our common stock. These stock options vest ratably on each of the first three anniversaries of the grant date with certain exceptions relating to retirement, a qualifying termination, disability, death or change of control.

Performance-Based Restricted Stock Unit Awards; Performance-Based Stock Options. Awards designated “PRSU” or “PSO” reflect performance-based restricted stock unit awards and performance-based stock option awards, respectively, under our 2008 Stock Incentive Plan. Each Named Executive Officer was granted performance-based restricted stock units and performance-based stock options on February 25, 2010 based on the NYSE closing price of $5.03 per share of our common stock. These awards were subject to the company’s attainment of a specified one-year performance metric for the year ended December 31,

2010. If the performance metric were not met, the grants would be forfeited. If the performance metric were met, the grants would vest ratably on each of the first three anniversaries of the grant date. In February 2011, the Compensation Committee certified that the metric was achieved and thus the awards were not forfeited, but rather they vested and will continue to vest based on continued employment over the three-year vesting period, subject to certain exceptions relating to retirement (for performance-based stock options only), a qualifying termination, disability, death or change of control. A description of the performance-based restricted stock unit awards and performance-based stock options appears under “Performance-Based Equity Program” beginning on page 19.

(2)	The numbers shown reflect only the target numbers of performance-based restricted stock unit awards and performance-based stock option awards because the awards provided for a single level of potential payout.

(3)	A fair value of $2.89 per option award was computed in accordance with FASB ASC Topic 718 (formerly referred to as “SFAS 123(R)”). Assumptions used in the calculation of these amounts with respect to stock option grants, including a description of our use of a binomial lattice model, are included in Note 8 to the consolidated financial statements for the year ended December 31, 2010 included in the Original Form 10-K Filing and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Estimates—Accounting for Stock-Based Compensation” in the Original Form 10-K Filing. We calculate the grant date fair value of restricted stock units based on the NYSE closing price per share of our common stock on the date of grant.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2010 with respect to outstanding equity awards granted to each of the Named Executive Officers.

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Fetter	11/7/02 9/15/03 3/4/04 2/17/05 2/22/06	450,000 350,000 469,333 469,333 731,697			27.95 14.98 12.02 10.63 7.93	11/7/12 9/15/13 3/4/14 2/17/15 2/22/16
	3/1/07	728,000			6.60	3/1/17
	3/6/08	1,111,333	555,667		4.94	3/6/18
	3/6/08						141,000	943,290
	2/26/09	1,833,333	3,666,667		1.14	2/26/19
	2/25/10		210,129		5.03	2/25/20
	2/25/10			210,129	5.03	2/25/20
	2/25/10						362,723	2,426,617
	2/25/10								362,723	2,426,617
Total values								$3,369,907		$2,426,617

Porter	6/5/06 3/1/07 3/6/08	144,583 100,000 180,000	90,000		7.76 6.60 4.94	6/5/16 3/1/17 3/6/18
	3/6/08						24,667	165,022
	2/26/09	366,666	733,334		1.14	2/26/19
	2/25/10		56,573		5.03	2/25/20
	2/25/10			56,573	5.03	2/25/20
	2/25/10						97,656	653,319
	2/25/10								97,656	653,319
Total values								$818,341		$653,319

Newman	3/3/04 2/16/05 2/22/06 3/1/07 3/6/08	66,666 60,000 55,000 140,000 300,000	150,000		12.01 10.52 7.93 6.60 4.94	3/3/14 2/16/15 2/22/16 3/1/17 3/6/18
	3/6/08						40,834	273,179
	2/26/09	566,666	1,133,334		1.14	2/26/19
	2/25/10		80,819		5.03	2/25/20
	2/25/10			80,819	5.03	2/25/20
	2/25/10						139,509	933,315
	2/25/10								139,509	933,315
Total values								$1,206,494		$933,315

Ruff	3/03/04 2/16/05 2/22/06	13,333 14,167 8,571			12.01 10.52 7.93	3/3/14 2/16/15 2/22/16
	3/6/08						5,034	33,677
	7/28/08	26,666	13,334		5.67	7/28/18
	2/26/09	133,333	266,667		1.14	2/26/19
	2/25/10		21,336		5.03	2/25/20
	2/25/10			21,336	5.03	2/25/20
	2/25/10						36,830	246,393
	2/25/10								36,830	246,393
Total values								$280,070		$246,393

Fraser	9/29/06 3/1/07 3/6/08	20,000 40,000 73,333	36,667		8.14 6.60 4.94	9/29/16 3/1/17 3/6/18
	3/6/08						8,334	55,754
	2/26/09	133,333	266,667		1.14	2/26/19
	2/25/10		16,164		5.03	2/25/20
	2/25/10			16,164	5.03	2/25/20
	2/25/10						27,902	186,664
	2/25/10								27,902	186,664
Total values								$242,418		$186,664

(1)	Except as otherwise noted in the table, all awards vest ratably on each of the first three anniversaries of the grant date and, in the case of options, have a term of ten years.

(2)	Each Named Executive Officer was granted awards of performance-based stock options and performance-based restricted stock units on February 25, 2010. These awards were subject to the company’s attainment of a specified one-year performance metric for the year ended December 31, 2010. If the performance metric were not met, the grants would be forfeited. If the performance metric were met, the grants would vest ratably on each of the first three anniversaries of the grant date. In February 2011, the Compensation Committee certified that the metric was achieved and thus the awards were not forfeited, but rather they vested and will continue to vest based on continued employment over the three-year vesting period subject to certain exceptions relating to retirement (for performance-based stock options only), a qualifying termination, disability, death or change of control. A description of the performance-based stock options and performance-based restricted stock units appears under “Performance-Based Equity Program” beginning on page 19. The numbers shown reflect the target numbers of performance-based stock options and performance-based restricted stock units because the awards provided for a single level of potential payout.

(3)	Based on the NYSE closing price of $6.69 per share of our common stock on December 31, 2010.

Option Exercises and Stock Vested During 2010

The following table sets forth information concerning restricted stock units that vested to each of the Named Executive Officers during 2010, including the value they realized on such vesting. The values shown do not represent proceeds actually received by the Named Executive Officers, as shares were withheld to cover applicable taxes. None of the Named Executive Officers exercised any options during 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Fetter	241,000	1,303,910
Porter	66,334	355,500
Newman	107,633	579,042
Ruff	8,367	45,302
Fraser	25,000	133,750

(1)	The value realized on vesting has been computed by multiplying the number of shares of common stock by the market value of such shares on the vesting date. These amounts represent gain realized on prior-year equity compensation and are not considered 2010 compensation.

Pension Benefits

The following table sets forth information as of December 31, 2010 with respect to our SERP, which provides for payments or other benefits in connection with the retirement of the Named Executive Officers.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)(3)	Payments During Last Fiscal Year ($)
Fetter	SERP	15	7,072,995	-0-
Porter	SERP	4	1,180,438	-0-
Newman	SERP	11	4,801,010	-0-
Ruff	SERP	9	647,921	-0-
Fraser	SERP	4	317,921	-0-

(1)	None of the Named Executive Officers has been credited with years of service in excess of his or her actual years of service with the company.

(2)	Computed as of December 31, 2010, the same pension plan measurement date used for financial statement reporting purposes with respect to our consolidated financial statements for the year ended December 31, 2010, which are included in the Original Form 10-K Filing.

(3)	Determined using the benefit formula, age and service credits, and final average earnings as of December 31, 2010, using: (i) the assumption that retirement age is age 62, which is the earliest age at which a participant under the SERP may retire or terminate employment without a reduction in benefits; (ii) actuarial tables used in calculating life expectancies; and (iii) a discount rate of 5.50%.

Supplemental Executive Retirement Plan

The SERP provides our Named Executive Officers (and certain other executives, collectively referred to as “participants”) with supplemental retirement benefits in the form of retirement payments for life, generally commencing on the first day of the month following the attainment of age 65, subject to the six-month delay applicable to key employees under Section 409A of the Internal

Revenue Code. At retirement, the monthly benefit paid to a participant will be a product of four factors: (i) the participant’s highest average monthly earnings (base salary and annual cash bonus under our AIP) for any consecutive 60-month period during the 10 years preceding retirement; (ii) the number of years of service with the company up to a maximum of 20 years provided that during the first five years of participation in the SERP partial credit will be given for years of service performed prior to the participant’s enrollment in the SERP; (iii) a vesting factor; and (iv) a percentage factor, not to exceed 2.7% offset for other retirement benefits such as our 401(k) Plan, our deferred compensation plans and Social Security.

A participant in the SERP qualifies for early retirement if, at the time of retirement or termination of employment, the participant meets one of the following requirements, as elected by the participant at the time of enrollment: (i) age 55 with 10 years of service; or (ii) age 62. The monthly SERP benefit is reduced in the event of a participant’s early retirement or termination of employment prior to age 62 by 3.0% for each year early retirement or termination occurs before age 62, subject to a maximum reduction of 21%. Monthly SERP benefits are further reduced by an additional 3% each year if benefits begin to be paid prior to age 62 as a result of early retirement. Unreduced retirement benefits under the SERP are available for participants who terminate on or after age 62. Of our Named Executive Officers, only Dr. Newman is presently eligible for early retirement under the SERP.

In the event of a change of control, participants will be deemed fully vested in their SERP benefits without regard to their actual years of service, and their SERP benefits will be calculated based on all of their years of service with the company (i.e., the partial credit for service prior to enrollment in the SERP will not apply) and no early retirement or payment reduction will apply. In addition, participants who were employed by the company on April 1, 1994 will be credited with three additional years of service (with the total years of service not to exceed 20) for purposes of calculating their SERP benefits and such benefits will be calculated based on current base salary and annual cash bonus under our AIP (rather than the highest 60-month average). SERP benefits payable in the event of a termination of employment within two years of a change of control event described in Section 409A of the Internal Revenue Code will commence on the first day of the month following the participant’s termination of employment, subject to the six-month delay applicable to key employees under Section 409A of the Internal Revenue Code. Otherwise any SERP benefits payable following a change of control will be paid at normal retirement or early retirement as described above.

The SERP contains “Section 280G excise tax cap” terms which provide that in no event shall (x) the total present value of all payments under the SERP that are payable to a participant upon a termination of employment and are contingent upon a change of control in accordance with the rules set forth in Section 280G of the Internal Revenue Code when added to (y) the present value of all other payments that are payable to a participant and are contingent upon a change of control, exceed an amount equal to 299 percent of the participant’s “base amount” as that term is defined in Section 280G of the Internal Revenue Code and provide for the reduction of benefits payable under the SERP to achieve that result.

None of our Named Executive Officers has received credited service under the SERP for years not worked, and no newly hired employees may receive any such extra years of credited service. However, the ESP, which was adopted during 2006, provides for the accrual of age and service credit under the SERP for each participant who also participates in the ESP during his or her “severance period.”

During their employment, SERP participants are provided a life insurance and accidental death benefit for the designated beneficiary of each participant and a disability insurance policy for the benefit of each participant.

Nonqualified Deferred Compensation

The following table sets forth information as of December 31, 2010 with respect to our deferred compensation plans.

Name	Plan Name		Executive Contributions in Last Fiscal Year ($)(3)	Registrant Contributions in Last Fiscal Year ($)(4)	Aggregate Earnings in Last Fiscal Year ($)(5)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(6)
Fetter	2006 DCP 2001 DCP	(1) (2)	101,593 -0-	50,797 -0-	36,653 26,991	-0- -0-	855,814 181,717

Porter	2006 DCP	(1)	38,551	19,276	27,465	-0-	251,602

Newman	2006 DCP	(1)	51,464	25,732	23	-0-	146,556

Ruff	2006 DCP	(1)	54,394	7,999	12,834	-0-	128,997

Fraser	2006 DCP	(1)	17,922	8,961	7,748	-0-	64,729

(1)	Represents amounts with respect to our 2006 DCP.

(2)	Represents amounts with respect to our 2001 DCP (as defined below).

(3)	Included in the amounts represented in the Summary Compensation Table as “Salary” and “Non-Equity Incentive Plan Compensation.”

(4)	Included in the amounts represented as “All Other Compensation” in the Summary Compensation Table.

(5)	These amounts are not included in the Summary Compensation Table because plan earnings were not preferential or above-market.

(6)	The fiscal year-end balance reported for the 2006 DCP includes the following amounts that were previously reported in the Summary Compensation Table as compensation for years 2006 through 2009: Mr. Fetter, $541,604; Mr. Porter, $152,722; Dr. Newman, $69,163; Mr. Ruff, $42,990; and Ms. Fraser, $22,489. The fiscal year-end balance reported for the 2001 DCP includes $842 for Mr. Fetter that was previously reported in the Summary Compensation Table as compensation for years 2006 through 2009. The information in this footnote is provided to clarify the extent to which amounts payable as deferred compensation represent compensation reported in our prior proxy statements, rather than additional currently earned compensation.

Deferred Compensation Plans

We maintain two deferred compensation plans: (i) the First Amended and Restated Tenet 2006 Deferred Compensation Plan (“2006 DCP”); and (ii) the Eighth Amended and Restated Tenet 2001 Deferred Compensation Plan (“2001 DCP”). No additional elective deferrals or employer contributions may be made to the 2001 DCP.

The 2006 DCP was adopted in order to comply with the requirements of Section 409A of the Internal Revenue Code. Deferrals elected with respect to amounts otherwise payable in calendar years beginning before January 1, 2005 are subject to the terms of the 2001 DCP. Deferrals elected with respect to amounts otherwise payable in calendar years beginning on and after January 1, 2005 are subject to the terms of the 2006 DCP. All of our Named Executive Officers and non-employee directors are eligible to participate in the 2006 DCP.

Directors and eligible employees (together, “participants”) are permitted to elect to make up to six types of elective deferral contributions (“Deferral Contributions”) to the 2006 DCP:

(i) basic compensation deferrals of up to 75% of compensation (base salary and certain other cash compensation, but excluding bonuses) for employees and 100% of compensation (retainers, meeting fees and committee fees) for non-employee directors;

(ii) bonus deferrals of up to 100% of bonus under the AIP for employees (97% if a supplemental bonus deferral is made as described below);

(iii) supplemental compensation deferrals of 3% of compensation when the employee reaches certain statutory limits on contributions under our 401(k) Plan;

(iv) supplemental bonus deferrals of 3% of bonus under the AIP;

(v) discretionary compensation deferrals, in a specified dollar or percentage amount of compensation, if authorized by the administrator of the 2006 DCP; and

(vi) restricted stock unit deferrals, of up to 100% of the restricted stock units awarded under our stock incentive plans, if authorized by the administrator of the 2006 DCP.

Prior to January 1, 2009, we made an employer matching contribution to the 2006 DCP equal to 100% of an employee’s supplemental compensation deferrals and/or supplemental bonus deferrals (which is the same level of matching contribution we made under our 401(k) Plan). Effective January 1, 2009, we reduced the amount of our matching contribution by 50% to conform to changes in the matching contribution under our 401(k) Plan. In addition, we may elect to make a discretionary contribution to the 2006 DCP with respect any participant. We did not elect to make any discretionary contributions to the 2006 DCP for 2010. All elective deferrals and employer contributions made to the 2006 DCP are fully vested when made and are credited to a separate bookkeeping account on behalf of each participant.

Amounts deferred into the 2006 DCP are subject to the rules of the 2006 DCP. Amounts deferred into the 2001 DCP are subject to the rules of the 2001 DCP. The following general statements regarding distributions are subject to the specific provisions of these plans. Amounts deferred under the 2006 DCP or 2001 DCP will generally be distributed, as directed by the participant, upon either termination of service or the occurrence of a specified date. Matching and discretionary contributions are distributed upon termination of service. Distributions may also be elected by a participant in the event of an unforeseen emergency, in which case participation in the 2006 DCP will be suspended. Distributions may be made in cash or in shares of our common stock, depending upon the participant’s investment elections, as described below. Distributions may be made in the form of a lump sum payment or annual installments over a one to 15 year period, as elected by the participant. Any amounts that are payable from the 2006 DCP upon a termination of employment are subject to the six-month delay applicable to key employees under Section 409A of the Internal Revenue Code. Under certain circumstances, a participant may elect to receive an immediate lump sum distribution under the 2001 DCP subject to a 10% forfeiture, a 13-month delay or the occurrence of a change of control, as defined in the 2001 DCP.

Participants may request, on a daily basis, that any of the following investment crediting rates be applied to amounts credited to their 2001 DCP and 2006 DCP accounts: (i) an annual rate of interest equal to 120% of the applicable federal long-term (10-year) interest rate (which generated an annual return for 2010 of 4.7403%); (ii) a rate of return based on one or more benchmark mutual funds, which are the same funds as those offered under our 401(k) Plan; or (iii) a rate of return based on the performance of our common stock, designated as stock units that are payable in shares of our common stock. Amounts that are deemed to be invested in stock units may not be transferred out of stock units and will be paid in shares of our common stock.

Potential Payments Upon Termination or Change of Control

The information below describes and quantifies certain compensation that would be paid under existing plans and arrangements if a Named Executive Officer’s employment had terminated on December 31, 2010, given his or her compensation and service levels as of that date and, as applicable, based on the NYSE closing price of $6.69 per share of our common stock on that date. These benefits are in addition to benefits available generally to our salaried employees, such as distributions under our 401(k) Plan, disability benefits and accrued vacation pay. A Named Executive Officer’s benefits under our deferred compensation plans will generally be distributed in connection with his or her termination of employment or the occurrence of a specified date. Benefits under the SERP are generally paid on early or normal retirement.

Due to the number of factors that affect the nature and amount of any benefits paid upon the occurrence of any of the events discussed below, any actual amounts paid may be different. Factors that could affect these amounts include the timing of the event, the company’s stock price and the executive’s age.

Death, Disability and Retirement

Upon the death of a Named Executive Officer, his or her survivors would receive payments from our insurance carriers under life insurance and accidental death and dismemberment policies provided in connection with the SERP. We provide coverage under each policy in an amount up to two times a Named Executive Officer’s salary, not to exceed $550,000 per policy (i.e., we pay up to $1,100,000), with excess coverage elected by the executive at his or her expense. As of December 31, 2010, the survivors of the Named Executive Officers would receive the following lump sum cash payments: Fetter, $1,600,000; Porter, $3,917,000; Newman, $2,335,000; Ruff, $3,201,000; and Fraser, $3,201,000. In addition, under the SERP, the surviving spouse of a deceased Named Executive Officer would receive monthly payments equal to 50% of the retirement benefits that would have been payable to the executive.

Upon total and permanent disability, a Named Executive Officer would receive a cash payment from our insurance carrier, payable on a monthly basis until the executive reaches age 65, not to exceed $25,000 per month.

Pursuant to the terms of the award agreements under the 2008 Stock Incentive Plan, if a Named Executive Officer dies, becomes totally and permanently disabled or, in the case of stock options only, retires, unvested options and restricted stock units will vest in full. If the options or restricted stock units are subject to performance criteria, however, then vesting is subject to the satisfaction of such performance criteria, and, if termination occurs prior the end of the performance period, the awards will be subject to pro-rata vesting if and when the performance criteria are satisfied, based on the period of time employed during the performance period. Pursuant to the terms of the 2001 Stock Incentive Plan, if a Named Executive Officer retires or becomes totally and permanently disabled, unvested options and restricted stock units will continue to vest and become exercisable in accordance with their terms. If the Named Executive Officer dies during employment, unvested options and restricted stock units will become fully vested.

With respect to performance cash awards, if a Named Executive Officer terminates employment due to retirement (for 2008 awards only), disability or death, the Named Executive Officer will be entitled to a payout of any earned amounts for all years during the performance period that have been completed at the time of termination and a prorated payout of any earned amounts for any year that has not been completed at the time of termination.

The table set forth below reflects the estimated aggregate amount of payments and other benefits each Named Executive Officer would receive upon termination of employment due to death, disability or retirement assuming that terminations occurred as of December 31, 2010.

Name	Termination Scenario	SERP Benefit ($)(1)	Performance Cash Awards ($)	Accelerated Equity Awards ($)(2)	Total ($)
Fetter	Death	4,260,211	1,836,806	27,816,571	33,913,588
	Disability	5,663,051	1,836,806	26,873,281	34,373,138
	Retirement	3,355,358	-0-	22,963,337	26,318,695

Porter	Death	-0-	387,986	5,886,980	6,274,966
	Disability	943,507	387,986	5,721,958	7,053,451
	Retirement	-0-	-0-	4,580,343	4,580,343

Newman	Death	2,281,937	600,694	8,960,633	11,843,264
	Disability	3,845,657	600,694	8,687,453	13,133,804
	Retirement	4,873,781	-0-	7,094,002	11,967,783

Ruff	Death	946,698	149,583	2,090,901	3,187,182
	Disability	1,039,530	149,583	2,057,223	3,246,336
	Retirement	369,553	-0-	1,598,116	1,967,669

Fraser	Death	-0-	135,139	2,026,917	2,162,056
	Disability	254,501	135,139	1,971,162	2,360,802
	Retirement	-0-	-0-	1,653,588	1,653,588

(1)	Represents the present value of the benefit payable under the SERP in each of the named scenarios based on each Named Executive Officer’s years of service to the company as of the date of death, disability or retirement and using the executive’s highest average monthly earnings (base salary and annual cash bonus under our AIP) over a 60-month period. Further, in the case of death and disability, the prior service credit percentage described under “Supplemental Executive Retirement Plan” on page 29 is 100%, the reduction for early commencement of death benefits is limited to 21% and disability benefits continue to accrue vesting credit until the executive attains normal retirement age. These amounts differ from the SERP benefit amounts shown in the Pension Benefits Table on page 29 because they reflect the SERP payment provisions under each scenario rather than the unreduced commencement of benefits at age 62.

(2)	Unvested performance-based restricted stock unit awards and stock option awards are reported as vesting at target levels (as such levels are disclosed above in the Outstanding Equity Awards Table and footnote 2 thereto). Amounts reflected are based on the NYSE closing price of $6.69 per share of our common stock on December 31, 2010 with respect to restricted stock units.

Non-Cause Termination/No Change of Control

Each of the Named Executive Officers participates in the ESP and is entitled to the following severance payments and other benefits if his or her employment is terminated without cause, or by the executive for good reason (a “non-cause” termination), outside the context of a change of control of the company:

•	Severance pay (base salary plus target bonus) during the “severance period” which is three years for Mr. Fetter, 2 1/2 years for Messrs. Porter and Newman, and 1 1/2 years for Mr. Ruff and Ms. Fraser;

•	Pro-rata bonus earned under the Annual Incentive Plan;

•

Continued coverage during the severance period under medical, dental, vision, life and long-term care benefit programs; provided that the executive continues to pay his or her portion of the cost of such coverages as in effect upon termination;

•	Outplacement services equal to $25,000;

•

Pursuant to the terms of the ESP, Mr. Ruff and Ms. Fraser will forfeit any non-vested outstanding equity awards at termination to the extent the underlying equity award agreements do not otherwise provide for acceleration of vesting. With respect to Messrs. Fetter, Porter and Newman, who formerly participated in the Tenet Executive Severance Protection Plan, equity awards under our stock incentive plans that have not vested pursuant to their terms will accelerate and become vested upon a non-cause termination for any termination prior to May 10, 2011 (i.e., in the event the underlying equity award agreements do not otherwise provide for acceleration of vesting, the ESP provides for such vesting). Performance-based restricted stock unit awards and performance-based stock options granted in 2010 vest upon a non-cause termination; and

•	Age and service credit under the SERP during the severance period.

Payment of severance pay under the ESP will begin to be paid to the Named Executive Officer on a bi-weekly basis at termination to the extent it does not exceed the “409A Exempt Amount,” which is the lesser of: (1) two times the executive’s annual compensation for the taxable year before the year in which the separation of service occurs; or (2) two times the compensation limit set for tax-qualified retirement plans under Internal Revenue Code Section 401(a)(17) ($490,000 for 2010). Any amounts in excess of the 409A Exempt Amount will be subject to the six-month delay applicable to key employees under Section 409A of the Internal Revenue Code. Upon the expiration of the six-month period, any severance pay in excess of the 409A Exempt Amount that would otherwise have been paid to the Named Executive Officer during such six-month period will be paid in a lump sum and the remaining severance pay will be paid on a bi-weekly basis for the remainder of the severance period.

A Named Executive Officer who incurs a qualifying termination under the ESP will incur a termination of employment for purposes of our 401(k) Plan, 2001 DCP and 2006 DCP, and will be entitled to payment of any benefits under the terms of these plans. If the Named Executive Officer participates in our SERP and his or her SERP benefits become payable during the severance period, the amount of severance pay payable to the executive under the ESP will be reduced by the amount of SERP benefits payable during the severance period, provided that the SERP benefits will be subject to the six-month delay applicable to key employees under Section 409A of the Internal Revenue Code. At the end of the severance period, the Named Executive Officer’s SERP benefits will be adjusted to reflect the additional age and service credit provided under the ESP during the severance period. The Named Executive Officer’s severance pay will not be considered in calculating his final average earnings under the SERP. Health and welfare benefits payable under the ESP will be reduced to the extent that the Named Executive Officer receives comparable benefits through other employment during the severance period.

As a condition of receiving any severance benefits under the ESP, a Named Executive Officer will be required to execute a severance agreement and general release that will contain restrictive covenants regarding confidentiality, non-solicitation of former employees and other terms deemed customary or appropriate by the company depending on the circumstances of the termination.

With respect to performance cash awards, performance-based restricted stock units and performance-based stock options granted in 2010, upon a non-cause termination, a Named Executive Officer will be entitled to a payout of any earned amounts for all years during the performance period that have been completed at the time of termination and a pro-rated payout of any earned amounts for any year that has not been completed at the time of termination. Payout of performance cash awards will be made following the end of the entire scheduled performance period. Settlement of performance-based restricted stock units will be made at vesting and the Named Executive Officer may exercise performance-based stock options until the earlier of 90 days from termination or the last day of the option term.

The table set forth below reflects the estimated aggregate amount of payments and other benefits (not including reimbursable legal fees, if any, to obtain benefits under the ESP and certain reimbursable excise taxes, if any, incurred by the participant under Section 409A of the Internal Revenue Code) each Named Executive Officer would receive upon a non-cause termination unrelated to any change of control assuming that terminations occurred as of December 31, 2010.

Name	Cash Severance ($)	Health and Welfare Benefits ($)(1)	Outplacement Services ($)	Additional SERP Benefit ($)(2)	Performance Cash Awards ($)	Accelerated Equity Awards ($)(3)	Excise Tax Reimbursements ($)	Total ($)
Fetter	7,783,200	29,808	25,000	1,476,357	1,836,806	27,816,571		38,967,742
Porter	2,822,625	24,215	25,000	536,000	387,986	5,886,980		9,682,806
Newman	3,583,125	27,087	25,000	718,735	600,694	8,960,633	Not a	13,915,274
Ruff	960,000	14,904	25,000	150,558	149,583	2,090,901	benefit.	3,390,946
Fraser	960,000	15,279	25,000	62,830	135,139	2,026,917		3,225,165

(1)	Represents the aggregate incremental cost of providing medical, dental, life insurance, and accidental death and dismemberment benefits to the executive at active employee rates. “Incremental cost” is comprised of our contributions to the premium cost for these benefits and our cost of paying benefits under our self-funded plans.

(2)	Represents the present value of the additional benefit payable under the SERP which is attributable to the additional age and service credits that the Named Executive Officers accrue during their applicable severance periods; however, the additional SERP benefit attributable to such age and service credits does not begin to be paid until the end of the severance period. The additional SERP benefit amounts do not include the SERP benefits which would be payable in the event of retirement as shown in the Death, Disability and Retirement table on page 33; however, those benefits would also be payable by reason of a non-cause termination unrelated to a change of control of the company.

(3)	Unvested performance-based restricted stock unit awards and stock option awards are reported as vesting at target levels (as such levels are disclosed above in the Outstanding Equity Awards Table and footnote 2 thereto). Amounts reflected are based on the NYSE closing price of $6.69 per share of our common stock on December 31, 2010 with respect to restricted stock units.

Non-Cause Termination/Change of Control

Each of the Named Executive Officers participates in the ESP and is entitled to the following severance payments and other benefits if his or her employment is terminated without cause, or by the executive for good reason (a “non-cause” termination), during the period beginning six months prior to a change of control and ending 24 months following the occurrence of a change in control:

•

The same benefits to which the executive would be entitled with respect to a non-cause termination outside the context of a change of control, provided that the “severance period” is three years for Messrs. Fetter, Porter and Newman and two years for Mr. Ruff and Ms. Fraser. If the termination occurs within the six months prior to a change of control that results from the liquidation or dissolution of the company, however, then the severance period applicable to non-cause terminations outside the context of a change of control will apply;

•

Equity awards under our stock incentive plans that have not vested and are not assumed by the successor to the company will accelerate and become vested upon a change of control irrespective of whether the Named Executive Officer terminates employment. Equity awards under our stock incentive plans that have not vested and are assumed by the successor to the company will accelerate and become vested upon a non-cause termination in connection with a change of control; and

•	A tax-gross up for any Section 280G excise tax if such excise tax reduces, on an after-tax basis, the value of the benefits payable to the executive under the ESP by more than 10%.

In the case of a non-cause termination that occurs during the six months preceding either a change of control described in Section 409A of the Internal Revenue Code or a change of control that is not described in Section 409A of the Internal Revenue Code, severance pay will be paid in the same manner as a termination that is not related to a change in control (i.e., bi-weekly with amounts in excess of the 409A Exempt Amount being subject to the six month delay). In the case of a non-cause termination that occurs within two years following a change of control described in Section 409A of the Internal Revenue Code, payment of severance pay under the ESP will be made to the Named Executive Officer in a lump sum at termination to the extent it does not exceed the 409A Exempt Amount and the remainder of such severance pay will be paid in a lump sum six months following termination as required by Section 409A of the Internal Revenue Code. In the case of a non-cause termination that occurs during the two years following a change of control that is not described in Section 409A of the Internal Revenue Code, payment of severance pay under the ESP will be made to the Named Executive Officer in a lump sum at termination to the extent it does not exceed the 409A Exempt Amount and the remainder of such severance pay will be paid in the same manner as a termination that is not related to a change in control (i.e., bi-weekly subject to the six months delay required by Section 409A of the Internal Revenue Code). Any six-month delay will cease to apply in the event of the death of the Named Executive Officer.

Under the applicable award agreements, performance cash awards that are assumed by a successor upon a change of control will be paid out at target levels with respect to the 2008 and 2009 performance awards and at earned levels for the 2010 performance awards following the end of the entire scheduled performance period if a non-cause termination occurs. In the event of a change of control of the company without termination of employment, performance cash awards will be paid out (a) in the case of awards not assumed by the successor, at target levels following the end of the entire scheduled performance period and (b) in the case of awards assumed by the successor, in accordance with the payout terms of the awards.

Under the applicable award agreements, performance-based restricted stock units granted in 2010 that are not assumed by a successor upon a change of control will vest and be settled at the time of vesting. In the event the successor assumes such performance-based restricted stock units and the Named Executive Officer incurs a termination without cause within the two year period following the change in control, such restricted stock units will vest provided the applicable performance criteria are met (with pro rata vesting if the termination occurs during the performance period).

Under the applicable award agreements, performance-based stock options granted in 2010 that are in the money (i.e., the exercise price is less than the fair market value of the shares) and are not assumed by a successor will vest and be exercisable for the reminder of their term. If the successor assumes such performance-based stock options and the Named Executive Officer incurs a termination without cause within the two year period following the change in control, such stock options will vest provided the applicable performance criteria are met (with pro rata vesting if the termination occurs during the performance period) and such options will be exercisable until the earlier of 24 months following the executive’s termination or the normal option expiration date.

The table set forth below reflects the estimated aggregate amount of payments and other benefits (not including reimbursable legal fees, if any, to obtain benefits under the ESP and certain reimbursable excise taxes, if any, incurred by the participant under Section 409A of the Internal Revenue Code) each Named Executive Officer would receive upon a non-cause termination related to any change of control assuming that terminations occurred as of December 31, 2010.

Name	Cash Severance ($)	Health and Welfare Benefits ($)(1)	Outplacement Services ($)	Additional SERP Benefit ($)(2)	Performance Cash Awards ($)(3)	Accelerated Equity Awards ($)(4)	ESP Cutback for Excise Tax Avoidance ($)(5)	Excise Tax Reimbursements ($)	Total ($)
Fetter	7,783,200	29,808	25,000	-0-	2,875,000	27,816,571	(398,744)	-0-	38,130,835
Porter	3,387,150	29,058	25,000	82,982	667,500	5,886,980	-0-	-0-	10,078,670
Newman	4,299,750	32,505	25,000	-0-	1,000,000	8,960,633	-0-	1,975,471	16,293,359
Ruff	1,280,000	19,872	25,000	-0-	255,000	2,090,901	-0-	590,281	4,261,054
Fraser	1,280,000	20,372	25,000	-0-	215,000	2,026,917	(130,226)	-0-	3,437,063

(1)	Represents the aggregate incremental cost of providing medical, dental, life insurance, and accidental death and dismemberment benefits to the executive at active employee rates. “Incremental cost” is comprised of our contributions to the premium cost for these benefits and our cost of paying benefits under our self-funded plans.

(2)	Represents the present value of the additional benefit payable under the SERP in the event of a non-cause termination related to a change of control of the company, the amount of which has been capped pursuant to the terms of the SERP to minimize exposure to any Section 280G excise tax. (Each Named Executive Officer other than Mr. Porter was capped at $0.) The additional SERP benefit amounts do not include the SERP benefits which would be payable in the event of retirement as shown in the Death, Disability and Retirement table on page 33; however, those benefits would also be payable by reason of a termination related to a change of control of the company. The additional SERP benefit amounts before application of the SERP Section 280G excise tax cap provisions would include age and service credits for the Named Executive Officers that would accrue during their applicable severance periods, and would be based on: (i) the deemed full vesting of the Named Executive Officers in their SERP benefits without regard to their actual years of service; (ii) with respect to all of the Named Executive Officers except Mr. Ruff, all of their years of service to the company and using the executive’s highest average monthly earnings (base salary and annual cash bonus under our AIP) over a 60-month period; (iii) with respect to Mr. Ruff, because he was employed with the company on April 1, 1994, all of his years of service to the company plus three additional years (up to a maximum of 20) and using his current base salary and annual cash bonus under our AIP; and (iv) the immediate commencement of SERP benefits without any reduction in benefits for early commencement.

In the event of a change of control of the company without termination of employment, the additional retirement benefits payable under the SERP to the Named Executive Officers would be as follows: Mr. Fetter, $4,446,382; Mr. Porter, $0; Dr. Newman, $515,033; Mr. Ruff, $2,332,062 and Ms. Fraser, $198,113. These amounts have been calculated as described above in this footnote, but without the accrual of additional age and service credits during the severance period. These amounts differ from the additional SERP benefits payable by reason of a termination following a change of control because in a non-termination scenario (i) the Section 280G excise tax cap provisions of the SERP are not applicable and (ii) benefits under the SERP do not commence until retirement. These amounts do not include those benefits shown in the Pension Benefits table on page 29 and those benefits would also be payable upon retirement.

Present value calculations use the assumptions discussed in footnote 3 to the Pension Benefits Table.

(3)	Performance cash awards are reported at target levels; however, as described above, performance cash awarded in 2010 will be paid out at earned levels if a non-cause termination occurs.

(4)	Performance-based restricted stock unit awards and stock option awards are reported at target levels (as such levels are disclosed above in the Outstanding Equity Awards Table and footnote 2 thereto). Amounts reflected have been calculated using the NYSE closing price of $6.69 per share of our common stock on December 31, 2010 with respect to restricted stock units.

(5)	Represents a reduction in otherwise payable ESP benefits in an amount sufficient to avoid an application of the Section 280G excise tax that would not meet the ESP’s 10% threshold requirement for the excise tax reimbursement described above, i.e., benefits are reduced for those executives where application of the Section 280G excise tax would not reduce the executive’s ESP benefits on an after-tax basis by more than 10%.

A “change of control” under our deferred compensation plans, ESP, SERP and stock incentive plans will have occurred if: (i) any one person, or more than one person acting as a group, acquires more than 50% of the total fair market value or voting power of our stock (including stock held prior to such acquisition); (ii) any one person, or more than one person acting as a group, acquires during a 12-month period ending on the date of the most recent acquisition by such person or persons, 35% or more of the total voting power of our stock (not considering stock owned by such person or group prior to such 12-month period); (iii) a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board prior to such election; (iv) any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) 40% or more of our total assets; or (v) there occurs a liquidation or dissolution of the company that is approved by a majority of the company’s shareholders. This definition of change of control complies with Section 409A of the Internal Revenue Code except for item (v) (i.e., items (i), (ii), (iii) and (iv) are described in Section 409A of the Internal Revenue Code).

DIRECTOR COMPENSATION

Our non-employee directors, which include all our directors except Mr. Fetter, each receive a $75,000 annual retainer fee (prorated for partial-year service). The non-employee directors also receive $2,000 per Board or committee meeting attended. Each non-employee director serving as the chair of a committee, i.e., Mr. Kangas (Compensation Committee and Executive Committee), Mr. Pettingill (Health IT Committee), Mr. Kerrey (Nominating and Corporate Governance Committee) and Dr. Loop (Quality, Compliance and Ethics Committee) receives an annual fee of $12,000 (prorated for partial-year service), except that the chair of the Audit Committee (Mr. Unruh) receives an annual chair fee of $20,000 given the demands and responsibilities placed on the Audit Committee. Our independent Chairman of the Board (Mr. Kangas) receives an annual fee of $135,000 in addition to other Board and committee compensation. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred while attending meetings.

Our non-employee director compensation also includes an annual award of restricted stock units equal in value to $130,000 for 2010 (prorated for partial-year service with respect to the initial year of service), as shown in the Stock Awards column in the table below.

The following table sets forth information concerning our compensation of the non-employee members of our Board of Directors for 2010. No compensation was paid to any of the non-employee directors pursuant to a non-equity incentive compensation plan nor were any stock options granted to our directors during 2010.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)		Total ($)
Bush	111,000	(4)	130,000	-0-		35,000	(5)	276,000
Gaines	125,000		130,000	-0-		-0-		255,000
Garrison	123,000		130,000	-0-		-0-		253,000
Kangas	290,000		130,000	-0-		-0-		420,000
Kerrey	133,000	(4)	130,000	-0-		-0-		263,000
Loop	139,000		130,000	-0-	(6)	-0-		269,000
Pettingill	142,000	(4)	130,000	-0-		-0-		272,000
Rittenmeyer	66,938		184,168	-0-		-0-		251,106
Unruh	151,000		130,000	-0-		-0-		281,000
Williams	35,961		-0-	-0-		-0-		35,961

(1)	Amounts shown in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards granted under our stock incentive plans, as described under “Compensation Plans Applicable to Directors—Stock Incentive Plans” below. We calculate the grant date fair value of restricted stock units based on the NYSE closing price per share of our common stock on such date.

(2)	As described in detail below, the 2010 stock awards shown in this column reflect annual grants to each director valued at $130,000 on the date of grant (prorated for partial-year service in the case of Mr. Rittenmeyer), plus an initial grant to Mr. Rittenmeyer valued at $65,000 on the date of grant. All such awards are consistent with our policies for annual director grants. Former director Mr. Williams was no longer serving on the Board on the date of the annual grant and thus did not receive a grant.

(3)	A -0- in this column means that no such compensation was paid other than perquisites, if any, that have not been included because their aggregate value did not meet the reporting threshold of $10,000.

(4)	Includes amounts deferred by the director at his election under our 2006 Deferred Compensation Plan, described below, some of which are invested in Tenet stock units.

(5)	Additional director compensation payment relating to participation at the company’s 2010 annual management and strategic conference.

(6)	There was no change in the actuarial present value of Dr. Loop’s accumulated benefits during 2010 under the Directors Retirement Plan, described below.

Compensation Plans Applicable to Directors

Stock Incentive Plans

All of our non-employee directors are eligible to participate in our 2008 Stock Incentive Plan. Under our 2008 Stock Incentive Plan, the Board determines awards to be granted to each non-employee director.

Each non-employee director receives an annual grant of restricted stock units equal to $130,000 divided by the NYSE closing price per share of our common stock on the date of the grant (historically the first business day following the annual shareholders meeting). On May 6, 2010, based on the NYSE closing price of $5.58 per share of our common stock, each non-employee director was granted 23,297 restricted stock units under the program. These annual grants vested immediately on the grant date and will be settled in shares of our common stock within 60 days of the earlier of the third anniversary of the date of grant or termination of service on the Board, unless a non-employee director elects, under the Special RSU Deferral Plan described below, to defer settlement of the units for a period of five years from the date the units otherwise would be settled or under certain circumstances in connection with a change of control of the company as defined in Section 409A of the Internal Revenue Code, in which case the restricted stock units would be settled within 60 days of the change of control. In the event of a change of control of the company that does not comply with Section 409A of the Internal Revenue Code, the restricted stock units would be converted to cash and paid within 60 days of the earlier of the third anniversary of the date of grant or termination of service on the Board.

On the last Thursday of any month in which a new non-employee director is elected to the Board, the director receives an automatic grant of that number of restricted stock units equal to $65,000 divided by the NYSE closing price per share of our common stock on the date of the grant. These one-time grants vest immediately on the grant date and are settled in shares of our common stock within 60 days of the director’s termination of service on the Board. In the event of a change of control of the company as defined in Section 409A of the Internal Revenue Code, the restricted stock units would be settled within 60 days of the change of control. In the event of a change of control of the company that does not comply with Section 409A of the Internal Revenue Code, the restricted stock units would be converted to cash and paid within 60 days of the termination of service on the Board. On June 24, 2010, based on the NYSE closing price of $4.62 per share of our common stock, Mr. Rittenmeyer, who was appointed to the Board on that date, was granted 14,069 restricted stock units pursuant to the foregoing formula. In addition, newly appointed directors receive a prorated annual restricted stock grant subject to the terms described above.

Prior to August 2004, director awards under the 2001 Stock Incentive Plan (the predecessor to the 2008 Stock Incentive Plan) were made in the form of stock options rather than restricted stock units. If a non-employee director is removed from office by our shareholders, is not nominated for re-election by the Board or is nominated by the Board but is not re-elected by our shareholders, any options granted under the 2001 Stock Incentive Plan will expire one year after the date of removal or failure to be elected, unless by their terms they expire sooner. If during such one-year period the non-employee director dies or becomes permanently and totally disabled, the options will expire one year after the date of death or permanent and total disability, unless by their terms they expire sooner. If the non-employee director retires, the options granted under the 2001 Stock Incentive Plan will be exercisable and expire in accordance with their terms. If the non-employee director dies or becomes permanently and totally disabled while serving as a non-employee director, the options granted under the 2001 Stock Incentive Plan will expire five years after the date of death or permanent and total disability unless by their terms they expire sooner. If a non-employee director who becomes permanently and totally disabled while serving dies during such five-year period, the options will expire upon the later of the end of such five-year period or one year after the date of death, unless by their terms they expire sooner. The maximum term of an option is 10 years from the date of grant.

Special RSU Deferral Plan

We adopted the Special RSU Deferral Plan to permit directors to elect to defer the settlement of their annual restricted stock unit grants under the 2008 Stock Incentive Plan for a period of five years as provided under the terms of the award agreement. A director desiring to defer settlement of his restricted stock units must elect to do so at least 12 months before such restricted stock units would otherwise be settled and the deferral must be for a period of five years from the date the restricted stock units would otherwise be settled (such five year date is referred to herein as the “subsequent deferral date”), provided that no such election shall take effect until 12 months after the date on which the election is made. In the event of a change of control of the company, the restricted stock units will be settled on the subsequent deferral date irrespective of whether the underlying award agreement would provide for earlier settlement by reason of such change in control. As of April 15, 2011, none of our directors had elected to defer settlement of their restricted stock units pursuant to the terms of the Special RSU Deferral Plan.

Directors Retirement Plan

Our Directors Retirement Plan (the “DRP”) was discontinued as to all directors joining the Board after October 6, 1999. Only non-employee director Loop participates in the DRP.

Retirement benefits under the DRP, with certain adjustments, are paid to directors whose services are terminated prior to retirement for any reason other than death, so long as the director has completed at least five years of service. In the event of a change of control, as defined in the DRP, followed by a director’s termination of service or a director’s failure to be re-elected upon the expiration of his or her term in office, directors will be deemed fully vested in the DRP without regard to years of service and will be entitled to receive full retirement benefits.

Under the DRP, we are obligated to pay to Dr. Loop an annual retirement benefit for a period of 10 years following retirement. The annual retirement benefit is based on his years of service as a director and is equal to the lower of (x) the amount of the annual Board retainer (currently $75,000) at the time he retires and (y) $25,000, increased by a compounded rate of 6% per year from 1985 to his termination of service. The retirement benefits are paid monthly. He may elect to receive the retirement benefits in the form of a joint and survivor annuity.

Dr. Loop’s interest in the retirement benefit is fully vested. If he were to retire at this time, his annual retirement benefit would be $75,000.

Directors Life Insurance Program

Our Directors Life Insurance Program (the “Program”) was discontinued as to all directors joining the Board after October 6, 1999. As a result, only non-employee director Loop participates in the Program.

Under the Program, we entered into a split-dollar life insurance agreement with a policy owner designated by Dr. Loop providing for the purchase of a joint life, second-to-die, life insurance policy insuring the lives of Dr. Loop and another person designated by him. The amount of insurance purchased is sufficient to provide a death benefit of at least $1,000,000 to the beneficiaries and to allow us to recover the premiums we have paid towards keeping the policies in force until the deaths of both the director and the designated other person.

Deferred Compensation Plan

Under our 2006 Deferred Compensation Plan (the “2006 DCP”), directors and eligible employees may defer all or a portion of their compensation paid during a given calendar year. For directors, compensation is defined as cash compensation from retainers, meeting fees and committee fees. The following directors participated in the 2006 DCP in 2010: Bush, Kerrey and Pettingill. For 2011, directors Bush, Kerrey and Pettingill have enrolled to participate in the 2006 DCP. A more complete description of the 2006 DCP can be found under “Deferred Compensation Plans” beginning on page 31.

SPECIAL ROLE OF COMPENSATION COMMITTEE IN RISK OVERSIGHT

Our Compensation Committee is responsible for assessing our compensation policies and practices relative to all our employees, including non-executive officers, to determine if the risks arising from these policies and practices are reasonably likely to have a material adverse effect on our company. In performing its duties, the Committee meets at least annually with our management and the Committee’s independent compensation consultant to review and discuss potential risks relating to our employee compensation plans and programs. The Compensation Committee reports to the Board on a regular basis any risks associated with our compensation plans and programs, including recommended actions to mitigate such risks.

The Committee has determined that there are no risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on our company. This finding is based upon the Committee’s ongoing review of our compensation programs and practices, the mechanisms in our compensation plans and programs intended to reduce the risk of conduct reasonably likely to have a material adverse effect on our company, and an overall risk assessment of such programs based on this analysis. Among other things, the Committee has reviewed our pay philosophy, balance of cash and equity compensation, balance of long-term and short-term performance periods of our plans and programs, and the use of our “Balanced Scorecard” approach to annual incentive compensation (which rewards employees based on a broad range of financial and operational metrics as opposed to a single target). The Committee has also considered our equity grant administration policy, stock ownership guidelines, clawback incentive pay policies, as well as our internal financial reporting and regulatory compliance procedures.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, directors Kangas (Chair), Gaines, Pettingill and Rittenmeyer, and former director J. McDonald Williams, served on the Compensation Committee. No member of the Compensation Committee was at any time during 2010 or at any other time an officer or employee of the company, and no member had any relationship with the company requiring disclosure as a related-party transaction under “Certain Relationships and Related Transactions” on page 44 of this Annual Report on Form 10-K. None of our executive officers has served on a board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee during 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Management

The table below indicates the shares, options and other securities beneficially owned by our directors, each of our Named Executive Officers and our directors and executive officers as a group, as of April 15, 2011. As of April 15, 2011, no director or executive officer owned any shares of our 7.00% Mandatory Convertible Preferred Stock.

	Shares Beneficially Owned(1)
Name	Shares of Common Stock(2)		Options Exercisable on or Before June 14, 2011	Percent of Class as of April 15, 2011
John Ellis Bush	243,089	(3)	-0-	*
Trevor Fetter	1,609,763	(4)	8,672,115	2.1%
Cathy Fraser	78,336		447,442	*
Brenda J. Gaines	207,903	(5)	-0-	*
Karen M. Garrison	175,438	(6)	-0-	*
Edward A. Kangas	213,083	(7)	54,867	*
J. Robert Kerrey	179,097	(8)	36,867	*
Floyd D. Loop, M.D.	181,464	(9)	54,867	*
Stephen L. Newman, M.D.	404,293		1,958,878	*
Richard R. Pettingill	254,682	(10)	49,904	*
Biggs C. Porter	400,285	(11)	1,285,631	*
Ronald A. Rittenmeyer	89,863	(12)	-0-	*
Gary Ruff	61,166		343,627	*
James A. Unruh	187,384	(13)	41,139	*
Executive officers and directors as a group (15 persons)	4,363,753		13,171,170	3.5%

*	Less than 1%.
(1)	Except as indicated, each individual named has sole control as to investment and voting power with respect to the securities owned.

(2)	As noted in the footnotes below, some amounts in this column include stock units representing the value of the owner’s deferred compensation invested in stock units at his or her election under the terms of one or both of our deferred compensation plans. These units are settled in shares of our common stock upon termination of service. In addition, as noted below, the totals in this column for each non-employee director include restricted stock units granted under the terms of our stock incentive plans. These restricted stock units are settled in shares of our common stock upon termination of service in the case of restricted stock units awarded prior to May 2008 and within 60 days of the earlier of the third anniversary of the date of grant and termination of service, in the case of awards beginning in May 2008 (unless deferred under the Special RSU Deferral Plan).

(3)	Includes 15,954 stock units representing the value of Mr. Bush’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans and 138,807 restricted stock units granted under our stock incentive plans.

(4)	Includes 10,200 shares held by Mr. Fetter’s spouse and 18,798 stock units representing the value of Mr. Fetter’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans.

(5)	Includes 10,000 shares held in trust and 154,787 restricted stock units granted under our stock incentive plans.

(6)	Includes 154,787 restricted stock units granted under our stock incentive plans.

(7)	Includes 144,432 restricted stock units granted under our stock incentive plans.

(8)	Includes 21,230 stock units representing the value of Mr. Kerrey’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans and 144,432 restricted stock units granted under our stock incentive plans.

(9)	Includes 18,231 stock units representing the value of Dr. Loop’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans and 144,432 restricted stock units granted under our stock incentive plans.

(10)	Includes 40,730 stock units representing the value of Mr. Pettingill’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans and 144,432 restricted stock units granted under our stock incentive plans.

(11)	Includes 25,000 shares held in trust.

(12)	Includes 39,863 restricted stock units granted under our stock incentive plans.

(13)	Includes 1,256 stock units representing the value of Mr. Unruh’s deferred compensation invested in stock units at his election under the terms of our deferred compensation plans and 144,432 restricted stock units granted under our stock incentive plans.

Securities Ownership of Certain Shareholders

Based on reports filed with the SEC, each of the following entities owns more than 5% of our outstanding common stock. We know of no other entity or person that beneficially owns more than 5% of our outstanding common stock.

Name and Address	Number of Shares Beneficially Owned		Percent of Class as of April 15, 2011
Franklin Mutual Advisers, LLC 101 John F. Kennedy Parkway Short Hills, NJ 07078	50,659,149	(1)	10.40%
FMR LLC 82 Devonshire Street Boston, MA 02109	46,903,557	(2)	9.534%
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	39,201,204	(3)	8.07%
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	27,414,385	(4)	5.64%

(1)	Based on a Schedule 13G/A filed with the SEC on January 28, 2011 by Franklin Mutual Advisers, LLC (“Franklin”), on behalf of itself and its named subsidiaries and affiliates, as of December 31, 2010. Franklin reported sole voting and investment power with respect to all of the shares indicated above.

(2)	Based on a Schedule 13G/A filed with the SEC on February 14, 2011 by FMR LLC, on behalf of itself and its named subsidiaries and affiliates, as of December 31, 2010. Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC and a registered investment advisor to various investment companies, is described as the beneficial owner of 45,736,419 of the shares indicated above, or 9.297%, as of December 31, 2010. The number of shares owned by the investment companies and indicated above includes 6,410,255 shares of common stock resulting from the assumed conversion of 45,000 shares of our 7.00% Mandatory Convertible Preferred Stock at a rate of 142.4501 shares of common stock for each share of preferred stock. The group collectively reported sole voting power with respect to 1,167,138 of the shares indicated above and sole investment power with respect to all of the shares indicated above. Edward C. Johnson 3d, through his control of Fidelity, has sole voting power with regard to none of the shares indicated above and sole investment power with regard to 46,903,557 of the shares indicated above.

(3)	Based on a Schedule 13G/A filed with the SEC on February 9, 2011 by BlackRock, Inc. (“BlackRock”), on behalf of itself and its named subsidiaries and affiliates, as of December 31, 2010. The group reported sole voting and investment power with respect to all of the shares indicated above.

(4)	Based on a Schedule 13G/A filed with the SEC on February 9, 2011 by The Vanguard Group, Inc. (“Vanguard”), on behalf of itself and its named subsidiaries and affiliates, as of December 31, 2010. The group reported sole voting power with respect to 610,982 of the shares indicated above, sole investment power with respect to 26,803,403 of the shares indicated above and shared investment power with respect to 610,982 of the shares indicated above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently grant stock options, as well as restricted stock units, under our 2008 Stock Incentive Plan. All options were granted with an exercise price equal to the NYSE closing price per share of our common stock on the date of grant. Options normally are exercisable at the rate of one-third per year beginning one year from the date of grant and generally expire 10 years from the date of grant. Most of our restricted stock unit grants vest over a three-year period.

The following table summarizes certain information with respect to our equity compensation plans pursuant to which rights remain outstanding as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	43,155,549	$9.97		28,829,423	(1)
Equity compensation plans not approved by security holders(2)	163,115	—	(3)	-0-
Total	43,318,664			28,829,423

(1)	Includes 3,238,255 shares remaining for issuance pursuant to the Ninth Amended and Restated 1995 Employee Stock Purchase Plan and 25,591,168 shares remaining for issuance under the 2008 Stock Incentive Plan. All shares available under the 2008 Stock Incentive Plan may be used for option-based and all other awards authorized under the 2008 Stock Incentive Plan. As approved by our shareholders, option-based awards and stock appreciation rights continue to reduce the number of shares available for issuance on a one-to-one basis. However, grants of all other awards, such as restricted stock units, reduce the number of shares available by 1.2 shares for each share subject to such awards. On February 23, 2011, 5,050,661 of the 25,591,168 shares were awarded through our annual equity compensation grant process, leaving 20,540,507 shares available for grant under the 2008 Stock Incentive Plan. The 5,050,661 shares awarded consisted solely of 4,208,884 restricted stock units which reduced the available shares by 1.2 shares for each unit awarded.

(2)	Consists of deferred compensation invested in 163,115 stock units under our deferred compensation plans payable in common stock. The potential future dilutive effect of our deferred compensation plans due to future investment of deferrals into stock units cannot be estimated. A description of the material features of our deferred compensation plans is contained in “Deferred Compensation Plans” beginning on page 31.

(3)	No exercise price is applicable to the stock units under our deferred compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Standards of Conduct require all employees, including our executive officers, and members of our Board of Directors to report conflicts of interest and also those situations in which there may be the appearance of a conflict of interest. The full text of our Standards of Conduct is published on our website at www.tenethealth.com, and a description of our policies on ethics and conduct can be found on page 6. In the event that a related-party transaction involving Tenet or its subsidiaries is identified, our policy is to require that any such transaction be reviewed and approved or ratified by the Board’s Nominating and Corporate Governance Committee, which is comprised entirely of independent directors. Under SEC rules, a related party is a director, officer, nominee for director, or 5% shareholder of Tenet since the beginning of the previous fiscal year, and their immediate family members. We have not adopted standards for approval of related-party transactions, but instead the Committee reviews these transactions on a case-by-case basis.

DIRECTOR INDEPENDENCE

Under our Corporate Governance Principles, at least two-thirds of the Board must consist of “independent” directors. The Board will not consider a director to be independent unless the Board affirmatively determines that the director has no material relationship with Tenet, and the director otherwise qualifies as independent under the corporate governance standards of the NYSE. The Board reviews each director’s independence at least annually and has made the affirmative determination that each of directors Bush, Gaines, Garrison, Kangas, Kerrey, Loop, Pettingill, Rittenmeyer and Unruh has no material relationship with the company and is independent. In addition, the Board has reviewed the independence of former director J. McDonald Williams, who did not stand for re-election to the Board at our 2010 Annual Meeting and found that Mr. Williams was also independent.

In making its independence determinations, the Board broadly considers all relevant facts and circumstances and, in particular, looks closely at the organizations with which each director has an affiliation. If a director or member of the director’s immediate family has a material relationship with the company, the Board reviews the interest to determine if it would preclude an independence determination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table presents fees for professional services rendered by Deloitte & Touche LLP, our principal independent registered public accounting firm, for the years ended December 31, 2010, and December 31, 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees(1)	$2,701,060	$2,699,560
Audit-related fees(2)	1,307,971	1,475,839
Tax fees(3)	-0-	-0-
All other fees(4)	423,997	-0-

(1)	Audit fees include professional fees paid by us in connection with the audit of our annual consolidated financial statements and the review of our quarterly financial statements. These amounts also include fees related to the audit of internal control over financial reporting performed pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees include fees for assurance and related services reasonably related to audits and reviews. These consisted principally of fees for audits of certain of our subsidiaries and partnerships, financial statements of employee benefit plans, and fees related to comfort letters, consents and reviews of filings with the SEC.

(3)	Tax fees ordinarily consist of professional fees for tax compliance, tax advice and tax planning. We were not billed any such fees by our independent registered public accountants in either 2010 or 2009.

(4)	All other fees ordinarily consist of fees for various advisory services. In 2010, all other fees consisted of advisory services related to the preparation of training materials and training on the use of an analytical tool. We were not billed any such fees by our independent registered public accountants in 2009.

The Audit Committee Charter requires that the Audit Committee pre-approve or adopt procedures to pre-approve all audit and non-audit services provided to us by our independent registered public accountants, in accordance with any applicable law, rules or regulations. The Audit Committee has pre-approved all fees presented in the table above.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Form 10-K Filing.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included as Schedule II of the Original Form 10-K Filing).

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

(l)	Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(10)	Material Contracts

(a)	Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citcorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b)	Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(c)	Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(d)	Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(e)	Exchange and Registration Rights Agreement, dated as of August 17, 2010, by and among the Registrant, Barclays Capital Inc., Banc of America Securities LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc., Wells Fargo Securities, LLC and Scotia Capital (USA) (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(f)	Civil Settlement Agreement, dated June 28, 2006, among the Registrant, Tenet HealthSystem HealthCorp., Tenet HealthSystem Holdings, Inc., Tenet HealthSystem Medical, Inc., OrNda Hospital Corp., the hospitals named therein and the United States of America (Incorporated by reference to Exhibit 10(b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)

(g)	Corporate Integrity Agreement, dated September 27, 2006, between the Registrant and the Office of Inspector General of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 7, 2006)

(h)	Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)—

(i)	Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(j)	Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(k)	Letter from the Registrant to Stephen L. Newman, dated November 27, 2006 (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(l)	Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(m)	Letter from the Registrant to Gary K. Ruff, accepted August 1, 2008 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(n)	Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(o)	Tenet First Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(p)	Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 10, 2003)*

(q)	Tenet Healthcare Corporation Sixth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(r)	Eighth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(s)	First Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(t)	Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(u)	First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)	Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)	Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(x)	Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(y)	Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(z)	Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(aa)	Amendment One to Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(bb)	Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(cc)	Form of Award used to evidence grants of performance cash awards under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the First Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(dd)	Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(ee)	First Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(bb) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(ff)	Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 1, 2005)

(21)	Subsidiaries of the Registrant†

(23)	Consent of Deloitte & Touche LLP†

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer with respect to the Original Form 10-K Filing†

(b)	Certification of Biggs C. Porter, Chief Financial Officer with respect to the Original Form 10-K Filing†

(c)	Certification of Trevor Fetter, President and Chief Executive Officer with respect to this Amendment††

(d)	Certification of Biggs C. Porter, Chief Financial Officer with respect to this Amendment††

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer†

(101 INS)  XBRL Instance Document°

(101 SCH)  XBRL Taxonomy Extension Schema Document°

(101 CAL)  XBRL Taxonomy Extension Calculation Linkbase Document°

(101 DEF)  XBRL Taxonomy Extension Definition Linkbase Document°

(101 LAB)  XBRL Taxonomy Extension Label Linkbase Document°

(101 PRE)    XBRL Taxonomy Extension Presentation Linkbase Document°

—	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
†	Incorporated by reference to the corresponding exhibit to the Original Form 10-K Filing.
††	Filed herewith.
°	Incorporated by reference to the corresponding exhibit to the Original Form 10-K Filing. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION

	By:	/s/ Daniel J. Cancelmi
Date: May 2, 2011		Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)