Form 10-Q
period 2011-03-31
TENET HEALTHCARE CORP
filed 2011-05-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

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

As of April 27, 2011, there were 489,552,540 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$267	$405
Investments in Reserve Yield Plus Fund	2	1
Investments in marketable securities	1	0
Accounts receivable, less allowance for doubtful accounts ($359 at March 31, 2011 and $352 at December 31, 2010)	1,237	1,143
Inventories of supplies, at cost	156	156
Income tax receivable	22	22
Current portion of deferred income taxes	283	282
Assets held for sale	13	14
Other current assets	412	288

Total current assets	2,393	2,311
Investments and other assets	162	164
Deferred income taxes, net of current portion	589	627
Property and equipment, at cost, less accumulated depreciation and amortization ($3,167 at March 31, 2011 and $3,100 at December 31, 2010)	4,262	4,304
Goodwill	677	652
Other intangible assets, at cost, less accumulated amortization ($318 at March 31, 2011 and $302 at December 31, 2010)	441	442

Total assets	$8,524	$8,500

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$68	$67
Accounts payable	638	720
Accrued compensation and benefits	368	363
Professional and general liability reserves	104	84
Accrued interest payable	116	115
Accrued legal settlement costs	13	8
Other current liabilities	350	368

Total current liabilities	1,657	1,725
Long-term debt, net of current portion	4,014	3,997
Professional and general liability reserves	373	383
Accrued legal settlement costs	22	22
Other long-term liabilities	550	554

Total liabilities	6,616	6,681
Commitments and contingencies
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at March 31, 2011 and December 31, 2010	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 550,992,372 shares issued at March 31, 2011 and 550,882,110 shares issued at December 31, 2010	27	27
Additional paid-in capital	4,448	4,449
Accumulated other comprehensive loss	(43)	(43)
Accumulated deficit	(1,443)	(1,522)
Common stock in treasury, at cost, 61,655,445 shares at March 31, 2011 and 65,098,918 shares at December 31, 2010	(1,479)	(1,479)

Total shareholders’ equity	1,844	1,766
Noncontrolling interests	64	53

Total equity	1,908	1,819

Total liabilities and equity	$8,524	$8,500

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net operating revenues	$2,506	$2,339
Operating expenses:
Salaries, wages and benefits	1,035	987
Supplies	404	398
Provision for doubtful accounts	182	189
Other operating expenses, net	506	467
Depreciation and amortization	101	95
Impairment of long-lived assets and goodwill, and restructuring charges	8	0
Litigation and investigation costs	11	2

Operating income	259	201
Interest expense	(118)	(109)
Investment earnings	1	1

Income from continuing operations, before income taxes	142	93
Income tax expense	(51)	(3)

Income from continuing operations, before discontinued operations	91	90
Discontinued operations:
Income (loss) from operations	(15)	5
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	1
Income tax benefit (expense)	6	(1)

Income (loss) from discontinued operations	(9)	5

Net income	82	95
Less: Preferred stock dividends	6	6
Less: Net income attributable to noncontrolling interests	3	1

Net income attributable to Tenet Healthcare Corporation common shareholders	$73	$88

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$82	$83
Income (loss) from discontinued operations, net of tax	(9)	5

Net income attributable to Tenet Healthcare Corporation common shareholders	$73	$88

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.17	$0.17
Discontinued operations	(0.02)	0.01

	$0.15	$0.18

Diluted
Continuing operations	$0.16	$0.16
Discontinued operations	(0.02)	0.01

	$0.14	$0.17

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	486,902	481,917
Diluted	565,181	559,228

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$82	$95
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	101	95
Provision for doubtful accounts	182	189
Deferred income tax expense	35	5
Stock-based compensation expense	7	7
Impairment of long-lived assets and goodwill, and restructuring charges	8	0
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	19	2
Amortization of debt discount and debt issuance costs	8	8
Litigation and investigation costs	11	2
Pre-tax (income) loss from discontinued operations	15	(6)
Other items, net	(13)	(2)
Changes in cash from operating assets and liabilities:
Accounts receivable	(278)	(242)
Inventories and other current assets	(113)	3
Income taxes	(14)	17
Accounts payable, accrued expenses and other current liabilities	(44)	(146)
Other long-term liabilities	12	(27)
Payments against reserves for restructuring charges and litigation costs	(7)	(24)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(13)	2

Net cash used in operating activities	(2)	(22)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(116)	(78)
Construction of new and replacement hospitals	0	(5)
Purchases of businesses or joint venture interests	(18)	0
Proceeds from sales of marketable securities, long-term investments and other assets	5	12
Other items, net	0	3

Net cash used in investing activities	(129)	(68)
Cash flows from financing activities:
Repayments of borrowings	(1)	(7)
Proceeds from borrowings	0	1
Cash dividends on preferred stock	(6)	(6)
Distributions paid to noncontrolling interests	(2)	(1)
Other items, net	2	2

Net cash used in financing activities	(7)	(11)

Net decrease in cash and cash equivalents	(138)	(101)
Cash and cash equivalents at beginning of period	405	690

Cash and cash equivalents at end of period	$267	$589

Supplemental disclosures:
Interest paid, net of capitalized interest	$(97)	$(112)
Income tax (payments) refunds, net	$(24)	$17

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate acute care hospitals and related health care facilities. At March 31, 2011, our subsidiaries operated 49 acute care hospitals, including four academic medical centers, and one critical access hospital, with a combined total of 13,457 licensed beds, primarily serving urban and suburban communities in 11 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); revenue cycle management and patient communications services businesses; physician practices; captive insurance companies; a management services subsidiary that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk; and other ancillary health care businesses (including ambulatory surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulation; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Net Operating Revenues

We recognize net operating revenues in the period in which services are performed. Net operating revenues primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients.

Under certain provisions of the American Recovery and Reinvestment Act of 2009, federal incentive payments are available to doctors and hospitals when they adopt certified electronic health record (“EHR”) technology or become “meaningful users” of EHRs in ways that demonstrate improved quality, safety and effectiveness of care. Providers can become eligible for annual Medicare incentive payments by demonstrating meaningful use of EHRs in each period over four periods. Medicaid providers can receive their initial incentive payment by adopting, implementing or upgrading (“AIU”) certified EHR technology, but must demonstrate meaningful use of EHRs in subsequent years in order to qualify for additional payments. Medicaid EHR incentive payments to providers are 100% federally funded and administered by the states; however, the states are not required to offer EHR incentive payments to providers. The Centers for Medicare and Medicaid Services (“CMS”) established calendar year 2011 as the first year states could offer EHR incentive payments. Before a state may offer EHR incentive payments, the state must submit and CMS must approve the state’s incentive plan. During the three months ended March 31, 2011, we acquired certified EHR technology for 47 of our hospitals, and CMS approved state plans in several states in which we operate. Accordingly, we are entitled to receive Medicaid incentive payments for the adoption of certified EHR technology for our hospitals in the states that received CMS approval as we have satisfied the statutory and regulatory AIU requirements. As a result, we recognized as revenue during the three months ended March 31, 2011 $25 million of Medicaid incentive payments expected to be received later in the year. As CMS approves the plans of additional states in which we operate, we expect to become entitled to Medicaid AIU incentive payments from those states as well. Also, if we satisfy specified meaningful use criteria in future periods, we may become entitled to additional Medicaid incentive payments, as well as Medicare incentive payments as further described in the Regulatory and Legislative Changes section in Part II of our Annual Report.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $267 million and $405 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, our book overdrafts were approximately $202 million and $243 million, respectively, which were classified as accounts payable.

At March 31, 2011 and December 31, 2010, approximately $90 million and $109 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the three months ended March 31, 2011, we repatriated $21 million of excess cash from one of our insurance subsidiaries, which is based in Bermuda, to our corporate domestic bank account.

Also at March 31, 2011 and December 31, 2010, we had $43 million and $91 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $39 million and $87 million, respectively, were included in accounts payable.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31, 2011	December 31, 2010
Continuing operations:
Patient accounts receivable	$1,588	$1,472
Allowance for doubtful accounts	(343)	(337)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	45	33
Net cost reports and settlements payable and valuation allowances	(50)	(26)

	1,240	1,142
Discontinued operations:
Patient accounts receivable	16	17
Allowance for doubtful accounts	(16)	(15)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	1	1
Net cost reports and settlements payable and valuation allowances	(4)	(2)

	(3)	1

Accounts receivable, net	$1,237	$1,143

As of March 31, 2011, our estimated collection rates on managed care accounts and self-pay accounts, including co-pays and deductibles, were approximately 98.3% and 27.9%, respectively, which included collections from point-of-service through collections by our collection agency subsidiary. The comparable managed care and self-pay collection rates as of December 31, 2010 were approximately 98.4% and 28.3%, respectively.

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

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2011 and 2010 were approximately $96 million and $91 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2011 and 2010 were approximately $30 million and $25 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

NOTE 3. DISCONTINUED OPERATIONS

Effective April 1, 2010, we completed the sale of certain of our owned assets at NorthShore Regional Medical Center (“NorthShore”), located in Slidell, Louisiana, for approximately $16 million of cash proceeds. At that time, we also terminated our operating lease agreement for the hospital. We recorded $1 million of impairment credits in discontinued operations during the three months ended March 31, 2010 relating to an increase in the estimated fair values of NorthShore’s long-lived assets, less estimated costs to sell, compared to earlier periods.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2011	2010
Net operating revenues	$5	$23
Income (loss) before income taxes	(15)	6

Included in loss before income taxes from discontinued operations in the three months ended March 31, 2011 is approximately $10 million of expense related to the settlement of two Hurricane Katrina-related class action lawsuits, which amount is net of approximately $10 million of expected recoveries from our reinsurance carriers in connection with the settlement. We had previously recorded a $5 million reserve for this matter as of December 31, 2010.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2011, we recorded net impairment and restructuring charges of $8 million, consisting of $3 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs.

Our impairment tests presume stable, improving or, in some cases, declining results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges.

As of March 31, 2011, our continuing operations were structured as follows:

•	Our California region included all of our hospitals in California and Nebraska;

•	Our Central region included all of our hospitals in Missouri, Tennessee and Texas;

•	Our Florida region included all of our hospitals in Florida;

•	Our Southern States region included all of our hospitals in Alabama, Georgia, North Carolina and South Carolina; and

•	Our two hospitals in Philadelphia, Pennsylvania were part of a separate market.

These regions and the Philadelphia market are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Effective May 1, 2011, our hospitals in Pennsylvania will become part of our Southern States region. We do not expect this change to have any impact on our consolidated financial condition, results of operations or cash flows.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2011 and 2010 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$8	$(2)	$(1)	$9
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	—	—	—	6

	$10	$8	$(2)	$(1)	$15

Three Months Ended March 31, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$—	$(1)	$—	$5
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	—	—	—	8

	$14	$—	$(1)	$—	$13

The above liability balances at March 31, 2011 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. Cash payments to be applied against these accruals at March 31, 2011 are expected to be approximately $6 million in 2011 and $9 million thereafter.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	600	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	8	6
Fair value adjustment related to interest rate swap agreement	11	—
Unamortized note discounts	(192)	(197)

Total long-term debt	4,082	4,064
Less: Current portion	68	67

Long-term debt, net of current portion	$4,014	$3,997

Credit Agreement

We have a senior secured revolving credit facility that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The credit agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the credit agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period at the rate of either (i) a base rate plus a margin of 2.00% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.75% to 2.25% or LIBOR plus a margin ranging from 2.75% to 3.25% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate of 0.50% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.625% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. There were no cash borrowings outstanding under the revolving credit facility at March 31, 2011, and we had approximately $181 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $590 million was available for borrowing under the revolving credit facility at March 31, 2011.

Interest Rate Swap and LIBOR Cap Agreements

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of March 31, 2011, the variable rate was approximately 7.08%.

The fair value of the interest rate swap agreement included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2011 totaled approximately $8 million. During the three months ended March 31, 2011, $8 million in losses from mark-to-market adjustments on the interest rate swap agreement and $11 million in losses from mark-to-market adjustments on the hedged senior secured notes were included in net interest expense in the accompanying Condensed Consolidated Statements of Operations. We used the interest rate forward curve at March 31, 2011 to estimate the fair values of the interest rate swap agreement and the hedged senior secured notes.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2011 totaled less than $1 million. During the three months ended March 31, 2011, mark-to-market adjustments of the LIBOR cap agreement did not have a material impact on interest expense in the accompanying Condensed Consolidated Statements of Operations.

In addition, see Note 14 for the disclosure of the fair values of the interest rate swap agreement and the LIBOR cap agreement.

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

At March 31, 2011, the maximum potential amount of future payments under our income and revenue collection guarantees was $75 million. We had a liability of $64 million recorded for the fair value of these guarantees included in other current liabilities at March 31, 2011.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at March 31, 2011 was $8 million. We had a liability of $4 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $3 million was included in other long-term liabilities, at March 31, 2011.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2011, approximately 21 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for both the three months ended March 31, 2011 and 2010 includes $7 million of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2010	43,155,549	$9.97
Granted	—	—
Exercised	(1,794,216)	1.33
Forfeited/Expired	(86,701)	4.31

Outstanding as of March 31, 2011	41,274,632	$10.36	$119	5.2 years

Vested and expected to vest at March 31, 2011	40,882,979	$10.44	$116	5.2 years

Exercisable as of March 31, 2011	33,575,927	$12.38	$73	4.6 years

There were 1,794,216 stock options exercised during the three months ended March 31, 2011 with a $10 million aggregate intrinsic value, and 1,500,915 stock options exercised during the same period in 2010 with a $6 million aggregate intrinsic value.

In the three months ended March 31, 2011, there were no stock options granted. In the three months ended March 31, 2010, there were 964,008 stock options granted under our 2008 Stock Incentive Plan.

As of March 31, 2011, there were $6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about our outstanding stock options at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	16,813,929	7.9 years	$1.14	10,059,575	$1.14
$1.15 to $10.639	11,148,758	5.7 years	7.26	10,204,407	7.52
$10.64 to $13.959	2,888,301	2.9 years	12.11	2,888,301	12.11
$13.96 to $17.589	3,594,922	1.8 years	17.09	3,594,922	17.09
$17.59 to $28.759	612,000	1.6 years	28.16	612,000	28.16
$28.76 and over	6,216,722	0.7 years	34.38	6,216,722	34.38

	41,274,632	5.2 years	$10.36	33,575,927	$12.38

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2010	6,321,270	$5.14
Granted	4,208,884	6.90
Vested	(2,511,935)	4.99
Forfeited	(29,001)	5.02

Unvested as of March 31, 2011	7,989,218	$6.11

In the three months ended March 31, 2011, we granted 3,453,448 restricted stock units subject to time-vesting. In addition, we granted 755,436 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of March 31, 2011, there were $41 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.7 years.

NOTE 8. EQUITY

We accrued approximately $6 million, or $17.50 per share, for dividends on our 7% mandatory convertible preferred stock in the three months ended March 31, 2011, and paid the dividends in April 2011.

The following table shows the changes in consolidated equity during the three months ended March 31, 2011 and 2010 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	—	—	—	—	—	—	79	—	3	82
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Purchases of businesses or joint venture interests	—	—	—	—	—	—	—	—	10	10
Preferred stock dividends	—	—	—	—	(6)	—	—	—	—	(6)
Stock-based compensation expense and issuance of common stock	—	—	3,554	—	5	—	—	—	—	5

Balances at March 31, 2011	345,000	$334	489,337	$27	$4,448	$(43)	$(1,443)	$(1,479)	$64	$1,908

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	—	—	—	—	—	—	94	—	1	95
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	1	—	—	—	1
Preferred stock dividends	—	—	—	—	(6)	—	—	—	—	(6)
Stock-based compensation expense and issuance of common stock	—	—	2,932	—	4	—	—	—	—	4

Balances at March 31, 2010	345,000	$334	484,067	$27	$4,459	$(31)	$(2,571)	$(1,479)	$52	$791

NOTE 9. OTHER COMPREHENSIVE INCOME

The table below shows each component of other comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Net income	$82	$95
Other comprehensive income
Unrealized gains on securities available for sale	—	1

Other comprehensive income before income taxes	—	1
Income tax expense related to items of other comprehensive income	—	—

Total other comprehensive income, net of tax	—	1

Comprehensive income	82	96
Less: Preferred stock dividends	6	6
Less: Comprehensive income attributable to noncontrolling interests	3	1

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$73	$89

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

Professional and General Liability Insurance

At March 31, 2011 and December 31, 2010, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $477 million and $467 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.90% and 2.71% at March 31, 2011 and December 31, 2010, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $27 million and $11 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 11. CLAIMS AND LAWSUITS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. We are currently a party to a number of legal and regulatory proceedings, including those reported below. Where specific amounts are sought in any of the following matters, those amounts are disclosed. For all other matters discussed below, where a loss is reasonably possible and estimable, an estimate of the loss or a range of loss is provided. In cases where we have not provided an estimate, a loss is not reasonably possible or an amount of loss is not reasonably estimable at this time.

1.	Shareholder Suits—In November 2010, we received an unsolicited proposal from Community Health Systems, Inc. (“Community”) to acquire all outstanding shares of Tenet Healthcare Corporation for $6.00 per share in cash and stock. Our board of directors, after carefully evaluating the proposal made by Community and after consultation with our financial and legal advisors, unanimously determined that Community’s proposal was not in the best interests of the Company or our shareholders. In January 2011, Community nominated 10 candidates for election to our board of directors at our 2011 annual meeting of shareholders. In December 2010 and January 2011, six purported shareholder class action complaints were filed against the Company and our board of directors, each ostensibly brought on behalf of all Tenet shareholders who allegedly have been or will be harmed by the actions or inactions of our board of directors in response to Community’s proposal. One of these lawsuits was dismissed by the Second Judicial Court in the State of Nevada in March 2011. The complaints in the remaining actions generally allege that the members of our board of directors breached their fiduciary duties by their actions and inactions in response to Community’s proposal and that the Company aided and abetted the actions of the individual directors. In general, each of the plaintiffs seeks injunctive relief prohibiting the Company and our board of directors from implementing defensive measures, such as poison pills, in response to Community’s proposal, seeks rescission of defensive measures already adopted, or both. The Company and our board of directors believe that each of these actions is without merit and intend to vigorously defend against them.

2.

Lawsuit Against Community—On April 11, 2011, we filed a lawsuit in the United States District Court for the Northern District of Texas alleging violations of federal securities laws against Community, its chairman and chief executive officer, Wayne T. Smith, and its chief financial officer, W. Larry Cash. The lawsuit seeks to compel Community to correct statements made in its proxy solicitations to Tenet shareholders in connection with Community’s unsolicited acquisition proposal by disclosing fully and accurately its practices with respect to inpatient admissions and the liabilities related to those practices. The lawsuit also seeks declaratory and injunctive relief, as well as the award of costs associated with the investigation of the defendants’ materially false and misleading proxy solicitations. On April 19, 2011, Community filed a motion to dismiss the lawsuit.

3.	Governmental Reviews—Our hospitals are subject to regulatory reviews from time to time; the following matters, which have been previously reported, are currently ongoing.

•

Inpatient Rehabilitation Facilities Review. Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton before it determined whether its review should extend to our other inpatient rehabilitation units. That examination was completed and presented to the government in March 2010. We continue to fully cooperate with the DOJ and the OIG regarding their review. The parties are currently engaged in discussions regarding a resolution of any potential liability associated with inpatient rehabilitation admissions during the relevant period, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

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

•

Review of ICD Implantation Procedures. In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the date of the letter. The government is seeking this information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. In September 2010, the DOJ notified us that it also intends to review records and documents from a number of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well. We continue to fully cooperate with the government regarding its review.

Our analysis of several of these matters is still ongoing, and we are unable to predict the timing and outcome of these reviews and any discussions with government agencies at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $27 million as of March 31, 2011. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our current recorded reserves.

4.	Pending Wage and Hour Actions—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were ultimately denied in November 2008. The plaintiffs subsequently filed a notice of appeal of the court’s decision; however, in February 2011, the court of appeal affirmed the lower court’s November 2008 ruling. The plaintiffs have filed a petition for review with the California Supreme Court, which we have answered, but the court has not yet responded. We are also subject from time to time to regulatory proceedings and private litigation concerning the application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

5.	Class Action Lawsuits Resulting from Hurricane Katrina—On March 23, 2011, following the commencement of trial proceedings in the Civil District Court for the Parish of Orleans, we agreed to settle two previously reported class action lawsuits brought on behalf of patients, their family members and others who were present and allegedly injured at Memorial Medical Center, one of our former New Orleans area hospitals, during Hurricane Katrina and its aftermath. A $25 million cash settlement payment, which is fully reserved for as of March 31, 2011, will be apportioned among the approximately 1,400 eligible class members who file a proof of claim in the cases. We anticipate the parties will execute a final settlement agreement by early June 2011 and will submit it to the court for preliminary approval in early July 2011. Following the court’s preliminary approval, the settlement will be subject to a fairness hearing with class members and final review by the court.

Approximately 50 potential class members chose to opt out of the class proceedings in the two aforementioned cases; most of them had previously filed their own separate lawsuits. As of March 31, 2011, trial dates had not been set in these individual matters. In addition, a third previously reported purported class action lawsuit (also filed in the Civil District Court for the Parish of Orleans) remains pending. The class certification hearing in that action, which was brought on behalf of patients, their family members and others who were present and allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center, another one of our former New Orleans area hospitals, was postponed in late 2010 and has not yet been rescheduled. Furthermore, 22 individual Hurricane Katrina-related lawsuits remain pending against Lindy Boggs and two other New Orleans-area hospitals that we have since divested – Meadowcrest Hospital and Kenner Regional Medical Center. In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have properly configured emergency generator systems, among other allegations of general negligence. The plaintiffs seek damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. We are unable to predict the ultimate resolution of the pending lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

6.	Ordinary Course Matters—In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

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

We record reserves for claims, lawsuits and regulatory proceedings when they are probable and can be reasonably estimated. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized the potential liabilities that may result in the accompanying Condensed Consolidated Financial Statements.

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2011 and 2010:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2011
Continuing operations	$30	$11	$(6)	$35
Discontinued operations	—	—	—	—

	$30	$11	$(6)	$35

Three Months Ended March 31, 2010
Continuing operations	$95	$2	$(23)	$74
Discontinued operations	—	—	—	—

	$95	$2	$(23)	$74

For the three months ended March 31, 2011 and 2010, we recorded net costs of $11 million and $2 million, respectively. The 2011 amount is comprised of costs associated with the unsolicited acquisition proposal we received from Community, a settlement with the California Nurses Association and costs to defend the Company in various matters. The 2010 amount is comprised of costs associated with the legal proceedings and governmental reviews described above.

NOTE 12. INCOME TAXES

During the three months ended March 31, 2011, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of March 31, 2011 was $23 million ($22 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.5 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.1 million of income related to continuing operations and $0.6 million of expense related to discontinued operations) are included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2011. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2011 were $34 million ($18 million related to continuing operations and $16 million related to discontinued operations).

Income tax expense in the three months ended March 31, 2011 included the following: (1) an income tax benefit of $4 million in continuing operations to decrease the valuation allowance for our deferred tax assets and for other tax adjustments; and (2) an income tax benefit of $1 million in discontinued operations to decrease the valuation allowance and for other tax adjustments.

As of March 31, 2011, approximately $5 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2011 and 2010. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per- Share Amount
Three Months Ended March 31, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$82	486,902	$0.17
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	78,279	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$88	565,181	$0.16

Three Months Ended March 31, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$83	481,917	$0.17
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	77,311	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$89	559,228	$0.16

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2011 and 2010 were 18,753 and 22,895 shares, respectively.

NOTE 14. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities—current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities—noncurrent	25	7	17	1

	$28	$8	$19	$1

Derivative Contracts (see Note 5):
Interest rate swap agreement liability	$(8)	$—	$(8)	$—

LIBOR cap agreement asset	$—	$—	$—	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$1	$—	$1	$—
Marketable debt securities—noncurrent	26	8	17	1

	$27	$8	$18	$1

Derivative Contract (see Note 5):
LIBOR cap agreement asset	$—	$—	$—	$—

At March 31, 2011, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the three months ended March 31, 2011 or 2010.

The change in the fair value of our auction rate securities valued using significant unobservable inputs is shown below:

Fair value recorded at December 31, 2010	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at March 31, 2011	$1

Fair value recorded at December 31, 2009	$1
Adjustment to record reduction in estimated fair value of auction rate securities	—

Fair value recorded at March 31, 2010	$1

The fair value of our long-term debt is based on quoted market prices. At March 31, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately 108.2% and 106.3%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

During the three months ended March 31, 2011, we acquired one diagnostic imaging center in South Carolina and a majority interest in two ambulatory surgery centers in Texas. The diagnostic imaging center will be operated as an off-campus department of one of our neighboring hospitals and, as such, will be subject to regulatory requirements specific to off-campus hospital operations. We are required to allocate the purchase prices of the diagnostic imaging center and the majority interest in the ambulatory surgery centers to assets acquired or liabilities assumed based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. The aggregate purchase price of these acquisitions was $18 million, which we funded with cash on hand. We are in process of finalizing the valuations of all of the property and equipment acquired; therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

Current assets	$3
Property and equipment	3
Goodwill	25
Current liabilities	(1)
Long-term liabilities	(2)
Noncontrolling interests	(10)

Net cash paid	$18

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $1 million in acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2011.

NOTE 16. RECENT ACCOUNTING STANDARDS

Effective January 1, 2011, we adopted Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

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

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

In November 2010, we received an unsolicited proposal from Community Health Systems, Inc. (“Community”) to acquire all outstanding shares of Tenet Healthcare Corporation for $6.00 per share in cash and stock. In December 2010, our board of directors, after carefully evaluating the proposal made by Community and after consultation with our financial and legal advisors, unanimously determined that Community’s proposal was not in the best interests of the Company or our shareholders. In January 2011, Community nominated 10 candidates for election to our board of directors at our 2011 annual meeting of shareholders. In April 2011, Community informed us that its proposal had been converted to an all cash offer for the same price it proposed in November 2010, which our board of directors again unanimously determined to not be in the best interests of the Company or our shareholders. On May 2, 2011, we received a revised proposal from Community, increasing its proposed purchase price to $7.25 per share in cash.

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

Core Business Strategy—At March 31, 2011, our subsidiaries operated 49 acute care hospitals, including four academic medical centers, and one critical access hospital, with a combined total of 13,457 licensed beds, serving primarily urban and suburban communities in 11 states. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to be competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

        Commitment to Quality—Through our Commitment to Quality initiative and Medicare Performance Initiative, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie certain payments to quality measures, establish a value-based purchasing system and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the three months ended March 31, 2011, we derived approximately 31% of our net patient revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. During the three months ended March 31, 2011, we acquired one diagnostic imaging center in South

Carolina and a majority interest in two ambulatory surgery centers in Texas. We also intend to focus on acquiring hospitals and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

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

Capturing HIT Incentive Payments and Other Benefits—Based on our current timeframe for achieving compliance with the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”), we expect that the operating costs we currently are incurring to invest in HIT systems will be partially offset beginning in 2011 as we begin to recognize Medicare and Medicaid hospital incentives under ARRA. Moreover, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

Improving Patient Volumes—We are experiencing a gradual increase in patient volumes that we believe is primarily attributable to our focus on physician alignment and satisfaction, targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), the implementation of new payer contracting strategies, and improved quality metrics at our hospitals. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations and demographic trends.

General Economic Conditions—We believe that high unemployment rates and other depressed economic conditions are continuing to have a negative impact on our bad debt expense levels and patient volumes. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Expanding Our Revenue Cycle Management Business—We intend to continue expanding our revenue cycle management and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. At March 31, 2011, Conifer provided revenue cycle services to approximately 30 non-Tenet hospitals. We believe this business has the potential over time to generate high margins and improve our results of operations.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We have provided in the table below information relating to volumes, revenues and expenses for the three months ended March 31, 2011 and 2010 for all of our continuing operations hospitals.

	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Total admissions	133,349	132,599	0.6%
Paying admissions (excludes charity and uninsured)	124,762	124,299	0.4%
Charity and uninsured admissions	8,587	8,300	3.5%
Admissions through emergency department	80,763	78,484	2.9%
Paying admissions as a percentage of total admissions	93.6%	93.7%	(0.1	)%(1)

	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Charity and uninsured admissions as a percentage of total admissions	6.4%	6.3%	0.1	%(1)
Emergency department admissions as a percentage of total admissions	60.6%	59.2%	1.4	%(1)
Surgeries – inpatient	36,753	37,412	(1.8)%
Surgeries – outpatient	52,001	50,586	2.8%
Total surgeries	88,754	87,998	0.9%
Patient days – total	645,166	652,952	(1.2)%
Adjusted patient days(2)	963,039	958,248	0.5%
Average length of stay (days)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	200,353	195,909	2.3%
Number of acute care hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,457	13,430	0.2%
Average licensed beds	13,457	13,431	0.2%
Utilization of licensed beds(3)	53.3%	54.0%	(0.7	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions increased by 750, or 0.6%, in the three months ended March 31, 2011 as compared to the same period in 2010. Three of our four regions and our Philadelphia market reported admissions increases in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Total surgeries increased by 0.9% in the three months ended March 31, 2011 as compared to the same period in 2010. While our emergency department admissions as a percentage of total admissions increased 1.4% in the three months ended March 31, 2011 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall increase in our total admissions.

	Three Months Ended March 31,
Outpatient Visits	2011	2010	Increase (Decrease)
Total visits	1,010,848	952,915	6.1%
Paying visits (excludes charity and uninsured)	909,359	856,328	6.2%
Charity visits and uninsured visits	101,489	96,587	5.1%
Emergency department visits	371,658	350,320	6.1%
Surgery visits	52,001	50,586	2.8%
Paying visits as a percentage of total visits	90.0%	89.9%	0.1	%(1)
Charity visits and uninsured visits as a percentage of total visits	10.0%	10.1%	(0.1	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

We had an increase of 57,933 total outpatient visits, or 6.1%, in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. All of our regions and our Philadelphia market reported increased outpatient visits in the three months ended March 31, 2011, with the strongest improvement occurring in our Florida region, which achieved double-digit growth. The increase in Florida region visits is primarily attributable to the various outpatient centers we acquired in Florida in September 2010.

Outpatient surgery visits increased by 2.8% in the three months ended March 31, 2011 as compared to the same period in 2010. Charity and uninsured outpatient visits increased by 5.1% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

	Three Months Ended March 31,
Revenues	2011	2010	Increase (Decrease)
Net operating revenues	$2,506	$2,339	7.1%
Revenues from the uninsured	$150	$161	(6.8)%
Net inpatient revenues(1)	$1,653	$1,544	7.1%
Net outpatient revenues(1)	$733	$706	3.8%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $67 million for the three months ended March 31, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $80 million and $94 million for the three months ended March 31, 2011 and 2010, respectively.

Net operating revenues increased by $167 million, or 7.1%, for the three months ended March 31, 2011 as compared to the same period in 2010. Net operating revenues in the three months ended March 31, 2011 included (i) $63 million of additional revenues, net of provider fees and other expenses, related to the California hospital fee program discussed below, (ii) $28 million of incremental Medicaid disproportionate share hospital (“DSH”) revenues (excluding the $63 million of California hospital fee program revenue) and other state-funded subsidy payments in the 2011 period compared to the same period in 2010, primarily as a result of the approval of the funding for these programs in Pennsylvania and Georgia (in 2010, approval of the funding for the Georgia program occurred during the three months ended June 30, 2010), and (iii) $25 million of non-patient revenues related to estimated Medicaid ARRA HIT incentive payments, which are expected to be received later this year from the ARRA HIT programs in the various states in which we operate that received federal government approval as of March 31, 2011. Favorable prior-year cost report adjustments contributed approximately $1 million to net operating revenues in the three months ended March 31, 2011 as compared to a contribution from favorable adjustments of $15 million in the three months ended March 31, 2010.

In addition to certain of the factors discussed above, net patient revenues increased by 6.0% in the three months ended March 31, 2011 as compared to the same period in 2010, primarily as a result of managed care pricing improvement, including a 0.6% increase in our commercial inpatient acuity, and a favorable shift in managed care payer mix, as well as a 6.1% increase in outpatient visits.

	Three Months Ended March 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$12,396	$11,644	6.5%
Net inpatient revenue per patient day	$2,562	$2,365	8.3%
Net outpatient revenue per visit	$725	$741	(2.2)%
Net patient revenue per adjusted patient admission(1)	$11,909	$11,485	3.7%
Net patient revenue per adjusted patient day(1)	$2,478	$2,348	5.5%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Inpatient unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our managed care contracts and the provision of higher acuity services in the three months ended March 31, 2011 compared to the same period in 2010, as well as the $63 million of California hospital fee program revenues and the $28 million of incremental Medicaid DSH revenues and other state-funded subsidy payments discussed above. The growth in net inpatient revenue per admission of 6.5% was constrained by an unfavorable shift in our total payer mix, including a decline in managed care admissions as a percentage of total admissions in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decline in net outpatient revenue per visit was primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the three months ended March 31, 2011 as compared to the same period in 2010.

	Three Months Ended March 31,
Selected Operating Expenses	2011	2010	Increase (Decrease)
Salaries, wages and benefits	$1,035	$987	4.9%
Supplies	404	398	1.5%
Other operating expenses	506	467	8.4%

Total	$1,945	$1,852	5.0%
Rent/lease expense(1)	$35	$33	6.1%
Salaries, wages and benefits per adjusted patient day(2)	$1,075	$1,030	4.4%
Supplies per adjusted patient day(2)	420	415	1.2%
Other operating expenses per adjusted patient day(2)	525	488	7.6%

Total per adjusted patient day	$2,020	$1,933	4.5%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 4.5% on a per adjusted patient day basis in the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Salaries, wages and benefits per adjusted patient day increased by 4.4% in the three months ended March 31, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of employed physicians, increased overtime costs, increased health benefits costs, higher contract labor expense and an increase in our 401(k) plan expense primarily due to a reduced level of forfeitures in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Supplies expense per adjusted patient day increased by 1.2% in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Supplies expense was unfavorably impacted by the higher cost of pharmaceuticals and increased cost of surgery supplies, partially offset by a decrease in cardiology-related costs. The supplies expense changes are primarily attributable to changes in our patient volume levels in the 2011 period compared to the 2010 period. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day increased by 7.6% in the three months ended March 31, 2011 as compared to the same period in 2010. This increase is primarily due to a $16 million increase in malpractice expense, as well as increased physician and medical fees, increased systems implementation costs and information technology service contract expenses related to our HIT implementation program, increased physician relocation costs, increased costs for external contracted services and increased hospital provider fees, which were substantially offset by additional DSH payments recognized in net patient revenues. The increase in malpractice expense is primarily attributable to several large unfavorable case reserve adjustments in the 2011 period as compared to the prior-year period, as well as the $2 million favorable impact of a 19 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities in the three months ended March 31, 2011 compared to the $5 million favorable impact of a 36 basis point increase in the three months ended March 31, 2010. A reduction in information systems and business office costs allocable to discontinued operations also contributed to the increase in other operating expenses in the three months ended March 31, 2011 as compared to the same period in 2010. The increases in other operating expenses were partially offset by lower consulting costs, a $3 million gain on the sale of a medical office building during the three months ended March 31, 2011, and a favorable adjustment of $6 million relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents, which was recorded in the three months ended March 31, 2011.

	Three Months Ended March 31,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)
Provision for doubtful accounts	$182	$189	(3.7)%
Provision for doubtful accounts as a percentage of net operating revenues	7.3%	8.1%	(0.8	)%(1)
Collection rate on self-pay accounts(2)	27.9%	29.9%	(2.0	)%(1)
Collection rate from managed care payers	98.3%	98.1%	0.2	%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts decreased by $7 million, or 3.7%, in the three months ended March 31, 2011 as compared to the same period in 2010. The decrease in provision for doubtful accounts primarily related to an $11 million decrease in revenues from the uninsured, partially offset by the impact of a 200 basis point decline in our collection rate on self-pay accounts and higher pricing. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.9% as of March 31, 2011 from 29.9% as of March 31, 2010.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $96 million and $91 million in the three months ended March 31, 2011 and 2010, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended March 31, 2011 and 2010 of the following items:

	Three Months Ended March 31,
	2011	2010
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(8)	$—
Litigation and investigation costs	(11)	(2)

Pre-tax impact	$(19)	$(2)
Deferred tax asset valuation allowance and other tax adjustments	$5	$33
Total after-tax impact	$(7)	$32
Diluted per-share impact of above items	$(0.01)	$0.06
Diluted earnings per share, including above items	$0.16	$0.16

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $267 million at March 31, 2011, a decrease of $138 million from $405 million at December 31, 2010.

Significant cash flow items in the three months ended March 31, 2011 included:

•	Net cash receipts of $53 million related to the California hospital fee program;

•	Sales proceeds of $3 million related to a sale of a medical office building;

•	$85 million in aggregate annual 401(k) matching contributions and annual incentive compensation payments, which were accrued as compensation expense in 2010;

•	Capital expenditures of $116 million;

•	Payments of $21 million to pre-fund our employees’ health savings accounts (“HSAs”) for calendar year 2011;

•	Preferred stock dividend payments of $6 million, which were accrued in 2010;

•	Income tax payments of $24 million;

•	Payments on reserves for restructuring charges and litigation costs of $7 million;

•	Interest payments of $97 million; and

•	$18 million of payments to acquire various outpatient centers.

Net cash used in operating activities was $2 million in the three months ended March 31, 2011 compared to a use of $22 million in the three months ended March 31, 2010. Key positive and negative factors contributing to the change between the 2011 and 2010 periods include the following:

•

Increased income from continuing operations before income taxes of $81 million, excluding interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010;

•	Lower interest payments of $15 million;

•	Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

•

$30 million of Medicaid DSH and other state-funded subsidy revenues from programs in Pennsylvania and Georgia recognized in the three months ended March 31, 2011 that are expected to be collected later in 2011;

•	a $25 million receivable recorded in the three months ended March 31, 2011 that is expected to be collected later in 2011 related to state Medicaid ARRA HIT incentives;

•

$21 million of payments during the three months ended March 31, 2011 to pre-fund our employees’ HSAs for calendar year 2011 (these payments are approximately $20 million higher than the payments made in the same period in 2010 because we offered higher contributions to employees in order to encourage greater participation in such benefit plans, which over time is expected to result in greater savings to us);

•

a $6 million receivable recorded in the three months ended March 31, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents; and

•

$19 million of proceeds in the three months ended March 31, 2011 related to various cost report settlements due in part to the receipt of reimbursement for certain Medicare bad debts that we recorded in 2010;

•	Income tax payments of $24 million in the three months ended March 31, 2011 compared to income tax refunds of $17 million in the three months ended March 31, 2010;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the three months ended March 31, 2011 compared to $105 million in the three months ended March 31, 2010);

•	Lower payments on reserves for restructuring charges and litigation costs of $17 million; and

•	$15 million of additional cash used in operating activities from discontinued operations.

Cash flows from operating activities in the first quarter of our calendar year are usually lower than in subsequent quarters during the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors – many of which we are unable to predict or control – that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2011	2010	Increase (Decrease)(1)
Medicare	23.2%	25.1%	(1.9)%
Medicaid	11.6%	8.7%	2.9%
Managed care	54.4%	55.3%	(0.9)%
Indemnity, self-pay and other	10.8%	10.9%	(0.1)%

(1)	The increase (decrease) is the difference between the 2011 and 2010 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2011	2010	Increase (Decrease)(1)
Medicare	30.7%	31.3%	(0.6)%
Medicaid	12.6%	12.5%	0.1%
Managed care	47.1%	47.3%	(0.2)%
Indemnity, self-pay and other	9.6%	8.9%	0.7%

(1)	The increase (decrease) is the difference between the 2011 and 2010 percentages shown.

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

In addition to the changes affected by the Affordable Care Act, as described in our Annual Report, the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2011 and 2010 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2011	2010
Medicare severity-adjusted diagnosis-related group – operating	$309	$320
Medicare severity-adjusted diagnosis-related group – capital	27	29
Outliers	12	14
Outpatient	119	114
Disproportionate share	55	57
Direct Graduate and Indirect Medical Education(1)	28	27
Other(2)	15	14
Adjustments for prior-year cost reports and related valuation allowances	—	—

Total Medicare net patient revenues	$565	$575

(1)	Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes inpatient psychiatric units, inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 11.6% and 8.7% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2011 and 2010, respectively. We also receive DSH payments under various state Medicaid programs. For the three months ended March 31, 2011 and 2010, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $130 million and $39 million, respectively, with the 2011 amount including the California, Pennsylvania and Georgia revenue amounts discussed below of $63 million, $20 million and $10 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The recent economic downturn has increased the budgeting pressures on most states, and these budgeting pressures have resulted and likely will continue to result in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2010 and, although most addressed projected shortfalls in their final budgets, some states are facing mid-year budget gaps. Mid-year budget gaps, increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of Affordable Care Act and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Some states, such as California and Pennsylvania, as described below, have introduced provider fee arrangements, which are intended to enhance funding or partially mitigate reduced Medicaid funding levels to hospitals and other providers.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2011 and 2010 are set forth in the table below:

	Three Months Ended March 31,
	2011		2010
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$98	$28	$34	$26
Florida	48	15	47	14
Pennsylvania	34	47	13	38
Georgia	29	11	18	8
Missouri	18	1	20	1
Texas	16	32	16	29
South Carolina	11	5	25	5
Alabama	8	—	7	—
Nebraska	6	2	6	1
North Carolina	6	—	7	—
Tennessee	2	8	2	8

	$276	$149	$195	$130

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation was enacted to provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to CMS for a required review and approval, and on October 7, 2010, CMS approved the fee-for-service portion of the program. On January 18, 2011, CMS issued the final required federal approval of the program, which allowed us to recognize $63 million of additional revenue, net of provider fees and other expenses, during the three months ended March 31, 2011. We made $4 million of our required payments and received approximately $57 million in additional supplemental proceeds during the three months ended March 31, 2011. We made our remaining $1 million required payment and received $2 million of remaining supplemental proceeds in April 2011.

On April 7, 2011, the California Legislature approved a fee program that would provide supplemental Medi-Cal payments to hospitals retroactive to January 1, 2011 and expiring on June 30, 2011. Based on the most recent California Hospital Association model, the fee program could result in approximately $26 million of net revenues for our California hospitals in 2011. Similar to the previous fee program, CMS approval is required before the program may be implemented. We cannot provide any assurances regarding this estimate, the approval of this program by CMS, or the timing of the payments we may receive or be required to make.

During the three months ended March 31, 2011, CMS issued final approval of Pennsylvania’s Medical Assistance payment system, which includes, among other things, a provider fee program for the period July 1, 2010 through June 30, 2011. Based on estimates prepared by the Hospital Association of Pennsylvania, this program is expected to result in approximately $27 million of net revenues for our Pennsylvania hospitals in 2011. Net operating revenues in the three months ended March 31, 2011 included $20 million related to the program, of which the portion related to 2010 was approximately $13 million.

In March 2011, the State of Georgia adopted an amended budget for the state fiscal year ending June 30, 2011 that includes additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. We estimate that payments to our hospitals from the ICTF will total approximately $13 million. Net operating revenues in the three months ended March 31, 2011 included $10 million we expect to receive from the ICTF program, of which the portion related to 2010 was approximately $7 million. We expect all funds to be received by June 30, 2011.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 19, 2011, CMS issued the Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2012 Rates (“Proposed Rule”). The Proposed Rule includes the following payment and policy changes:

•

A market basket increase currently estimated at 2.8% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.8%); CMS is also proposing certain adjustments to the estimated 2.8% market basket increase that will result in a net negative market basket update of 0.55%, as well as the following adjustments to the market basket index:

•	Market basket index and productivity reductions required by the Affordable Care Act of 0.10% and 1.2%, respectively;

•	A reduction of 3.15% to permanently remove most of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs; and

•

An increase of 1.1% to correct an error in the standardized rate related to the rural floor budget neutrality adjustment (“RFBNA”) that occurred in prior years (the adjustment is the result of a District Court remand to CMS that is not complete, and CMS emphasizes that the RFBNA is subject to change based on the timing of its completion of the remand order);

•	A 0.60% increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $23,075 to $23,375.

The Proposed Rule also includes changes aimed at encouraging improvements in the quality of care in hospital inpatient settings and contains provisions intended to align the existing inpatient quality reporting program with a proposed new hospital value-based purchasing program required by the Affordable Care Act, including measures to reduce unnecessary hospital readmissions.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 0.4% decrease in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Proposed Rule as applied to our Medicare IPPS payments for the six months ended March 31, 2011, the estimated annual impact for all changes in the Proposed Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $5 million. The Proposed Rule is open for public comment for 60 days from the date of issuance. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On April 22, 2011, CMS issued a proposed rule that would implement certain provisions of the Affordable Care Act and update the prospective payment rates for the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system (“PPS”) for FFY 2012 (“IRF-PPS Proposed Rule”). The IRF-PPS Proposed Rule includes the following proposed payment changes:

•

A net payment increase for IRFs of 1.8%, which reflects a market basket index increase of 2.8%, reduced by a productivity adjustment of 1.2% and an additional 0.1%, both as required by the Affordable Care Act, and other adjustments including budget neutrality; and

•	An increase in the outlier threshold for high cost outlier cases from $11,410 to $11,822.

The IRF-PPS Proposed Rule would also implement Section 3004 of the Affordable Care Act, which establishes a new quality reporting program that provides for a 2% reduction in the annual IRF-PPS increase factor beginning in 2014 for IRFs that fail to report quality data.

At March 31, 2011, eight of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Proposed Rule will result in an estimated total increase in aggregate IRF payments of 1.8% of total IRF-PPS payments. This estimated increase includes an average 1.4% increase for rehabilitation units in hospitals located in urban areas for FFY 2012. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the six months ended March 31, 2011, the annual impact of the payment changes in the IRF-PPS Proposed Rule may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including final payment and policy changes for FFY 2012, legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 28, 2011, CMS issued a final rule updating the prospective payment rates for the Medicare inpatient psychiatric facility (“IPF”) PPS for the rate year beginning July 1, 2011 (“IPF-PPS Final Rule”). The IPF-PPS Final Rule includes the following payment and policy changes:

•	A change to the IPF-PPS rate update period to a rate year that coincides with the FFY effective October 1, 2011 that will apply to discharges beginning July 1, 2011 through September 30, 2012; and

•

An update to IPF-PPS payments equal to the market basket of 3.2% for the 15-month rate year period minus a 0.25% reduction required by the Affordable Care Act and a 0.21% reduction due to an update of the fixed dollar loss threshold.

At March 31, 2011, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Final Rule will yield an average 2.74% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.43% increase in payments for psychiatric units of acute care hospitals located in urban areas for the 15-month rate period beginning July 1, 2011. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the nine months ended March 31, 2011, the annual impact of all payment and policy changes in the IPF-PPS Final Rule on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million.

Because of the factors that may influence our future IPF-PPS payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

Medicare Value-Based Purchasing

Section 3001 of the Affordable Care Act requires the Secretary of HHS to establish a value-based purchasing (“VBP”) program for hospital payments beginning in FFY 2013 based on hospital performance criteria that are part of the hospital inpatient quality reporting program. The VBP program is intended to be budget-neutral, with 1% of IPPS payments allocated to the program in FFY 2013, and increasing over time to 2% in FFY 2017 and beyond. On April 29, 2011, CMS issued the final rule establishing the Hospital VBP (“VBP Final Rule”) under the Medicare IPPS. The VBP Final Rule adopts performance measures, drawn from the measure set that hospitals have been reporting under the Hospital Inpatient Quality Reporting program.

Under the Hospital VBP program, CMS will evaluate hospitals’ performance during a performance period that will run from July 1, 2011 through March 31, 2012 for the FFY 2013 Hospital VBP payment determination, based on both achievement and improvement on selected measures. Hospitals will receive points on each measure based on the higher of their level of: (1) achievement relative to an established standard, or (2) improvement in performance from their performance during a prior baseline period. The combined scores on all the measures will be translated into value-based incentive payments for discharges occurring on or after October 1, 2012. For scoring on achievement, hospitals will be measured based on how much their current performance differs from all other hospitals’ baseline period performance. For scoring on improvement, hospitals will be assessed based on how much their current performance changes from their own baseline period performance. CMS will notify each hospital of the estimated amount of its value-based incentive payment for FFY 2013 account at least 60 days prior to October 1, 2012. CMS will notify each hospital of the exact amount of its value-based incentive payment on November 1, 2012.

Although we believe that our Commitment to Quality initiatives will position our hospitals to benefit under the VBP program, we cannot predict with certainty the impact of the VBP program on our results of operations or cash flows.

Medicaid Electronic Health Record Incentive Payments

The Medicaid Electronic Health Record (“EHR”) Incentive Program provides incentive payments to eligible hospitals and professionals as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to hospitals and professionals are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so chose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments. As of March 31, 2011, CMS approved Medicaid EHR plans for 18 states, including Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Texas. During the three months ended March 31, 2011, we acquired certified EHR technology for 47 of our acute care hospitals. As a result, we recognized $25 million of non-patient revenues related to estimated Medicaid ARRA HIT incentives, which are expected to be received pursuant to the ARRA HIT programs in the various states in which we operate that received CMS approval as of March 31, 2011. These revenues were partially offset by $12 million of incremental costs we incurred in 2011 compared to the costs we incurred during the three months ended March 31, 2010 related to our overall HIT implementation program. Not all states for which CMS has issued approval have become fully operational for providers to register for Medicaid EHR incentive payments. For those that have, we are currently collecting the information required to register our hospitals for the incentive payments, and we are testing the registration process. The final Medicaid incentive payment amount to which a provider is entitled is determined by several variables that are subject to validation by the state prior to such payment being issued.

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

PPOs generally offer limited benefits to members who use non-contracted health care providers. PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-payments, co-insurance or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans, including high-deductible health care plans that may have limited benefits, but cost the employee less in premiums.

The amount of our managed care net patient revenues during the three months ended March 31, 2011 and 2010 was $1.3 billion and $1.2 billion, respectively. Approximately 62% of our managed care net patient revenues for the three months ended March 31, 2011 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2011 and December 31, 2010, approximately 59% and 57%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of March 31, 2011, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 23 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our ability to negotiate reimbursement increases. In the three months ended March 31, 2011, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 69% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At March 31, 2011 and December 31, 2010, approximately 5% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Over the longer term, several initiatives we have previously announced should help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2011 and 2010 were approximately $96 million and $91 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2011 and 2010 were approximately $30 million and $25 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net operating revenues:
General hospitals	$2,441	$2,282
Other operations	65	57

Net operating revenues	2,506	2,339
Operating expenses:
Salaries, wages and benefits	1,035	987
Supplies	404	398
Provision for doubtful accounts	182	189
Other operating expenses, net	506	467
Depreciation and amortization	101	95
Impairment of long-lived assets and goodwill, and restructuring charges	8	—
Litigation and investigation costs	11	2

Operating income	$259	$201

Net operating revenues:
General hospitals	97.4%	97.6%
Other operations	2.6%	2.4%

Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	41.3%	42.2%
Supplies	16.1%	17.0%
Provision for doubtful accounts	7.3%	8.1%
Other operating expenses, net	20.3%	19.9%
Depreciation and amortization	4.0%	4.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.3%	—%
Litigation and investigation costs	0.4%	0.1%

Operating income	10.3%	8.6%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily ARRA HIT Medicaid incentives as discussed above, rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) revenue cycle services provided by our Conifer subsidiary. None of our individual hospitals represented more than 5% of our net operating revenues for the three months ended March 31, 2011, and only one of our individual hospitals represented more than 5% (approximately 5.6%) of our total assets, excluding goodwill and intercompany receivables, at March 31, 2011.

Net operating revenues from our other operations were $65 million and $57 million in the three months ended March 31, 2011 and 2010, respectively. The increase in net operating revenues from other operations during 2011 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $1 million for both the three months ended March 31, 2011 and 2010.

REVENUES

During the three months ended March 31, 2011, net operating revenues from continuing operations increased 7.1%, which included a 6.0% increase in net patient revenues, compared to the three months ended March 31, 2010.

Our net inpatient revenues for the three months ended March 31, 2011 increased by 7.1% compared to the three months ended March 31, 2010. There were various positive and negative factors impacting our net inpatient revenues.

Key positive factors include:

•

$63 million of additional revenues, net of provider fees and other expenses, related to the California hospital fee program, which was recorded in the three months ended March 31, 2011 because CMS issued the final required federal approval of the program on January 18, 2011;

•	Improved managed care pricing as a result of renegotiated contracts;

•	The provision of higher acuity services, including a 0.6% increase in acuity for commercial managed care inpatients; and

•

Medicaid DSH payments and other state-funded subsidy revenues of $67 million in the three months ended March 31, 2011 (excluding the $63 million of California hospital fee program revenue) compared to $39 million in the three months ended March 31, 2010, which increase is primarily attributable to the approval of the funding for these programs in Pennsylvania and Georgia (in 2010, approval of the funding for the Georgia program occurred during the three months ended June 30, 2010).

Key negative factors include:

•	An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•

Favorable adjustments for prior-year cost reports and related valuation allowances of $1 million in the three months ended March 31, 2011 compared to $15 million in the three months ended March 31, 2010.

Patient days decreased by 1.2%, while total admissions increased by 0.6%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We believe the following factors contributed to the constrained growth in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues and total outpatient visits increased 3.8% and 6.1%, respectively, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Outpatient revenues and volumes were favorably impacted by the acquisitions of various outpatient centers during 2010. Outpatient revenue per visit declined 2.2% primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the three months ended March 31, 2011 as compared to the same period in 2010.

Net operating revenues in the three months ended March 31, 2011 included $25 million of non-patient revenue related to estimated state Medicaid ARRA HIT incentives discussed above.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Salaries, wages and benefits per adjusted patient day increased approximately 4.4% in the three months ended March 31, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of employed physicians, increased overtime costs, increased health benefits costs, higher contract labor expense and an increase in our 401(k) plan expenses primarily due to a reduced level of forfeitures in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Salaries, wages and benefits expense for both the three months ended March 31, 2011 and 2010 included $7 million of stock-based compensation expense.

At March 31, 2011, approximately 20% of the employees at our hospitals and related health care facilities were represented by various labor unions. To date, labor unions represent registered nurses, service and maintenance workers, and other employees at 15 of our general hospitals, the majority of which are in California. We are in the process of renegotiating the collective bargaining agreements for nearly all of these facilities. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from renegotiated agreements. Furthermore, there is a possibility that strikes could occur during the renegotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. In addition, under the current terms of our peace accords with two labor unions, up to 10 of our general hospitals may be subject to union organizing activities in 2011.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 16.1% for the three months ended March 31, 2011 compared to 17.0% for the three months ended March 31, 2010. Supplies expense per adjusted patient day increased by 1.2% in the three months ended March 31, 2011 compared to the same period in 2010. Supplies expense was unfavorably impacted by the higher cost of pharmaceuticals and increased cost of surgery supplies, partially offset by decreases in cardiology-related costs due to renegotiated prices and lower volume levels. The supplies expense changes are primarily attributable to changes in our patient volume levels in the 2011 period compared to the 2010 period. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals. We also utilize the group-purchasing strategies and supplies-management services of MedAssets, Inc., a company that offers group-purchasing procurement strategy, outsourcing and e-commerce services to the health care industry.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues was 7.3% for the three months ended March 31, 2011 compared to 8.1% for the three months ended March 31, 2010. The decrease in the provision for doubtful accounts primarily related to an $11 million decrease in revenues from the uninsured, partially offset by the impact of a 200 basis point decline in our collection rate on self-pay accounts and higher pricing. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.9% as of March 31, 2011 from 29.9% as of March 31, 2010.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$179	$—	$179	$159	$—	$159
Medicaid	124	—	124	118	—	118
Net cost report settlements payable and valuation allowances	(48)	—	(48)	(26)	—	(26)
Managed care	797	70	727	714	60	654
Self-pay uninsured	184	165	19	194	172	22
Self-pay balance after insurance	114	65	49	119	66	53
Estimated future recoveries from accounts assigned to collection agencies subsidiary	45	—	45	33	—	33
Other payers	188	43	145	168	39	129

Total continuing operations	1,583	343	1,240	1,479	337	1,142
Total discontinued operations	13	16	(3)	16	15	1

	$1,596	$359	$1,237	$1,495	$352	$1,143

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2011, our collection rate on self-pay accounts was approximately 27.9%, including collections from point-of-service through collections by our collection agency subsidiary. During 2010, we experienced a downward trend in our self-pay collection rate as follows: 29.9% at March 31, 2010; 29.5% at June 30, 2010; 29.1% at September 30, 2010; and 28.3% at December 31, 2010. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our collection agency subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at March 31, 2011, a hypothetical 10% decline in our self-pay collection rate, or approximately 3%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $5 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.3% at March 31, 2011 and 98.4% at December 31, 2010, which includes collections from point-of-service through collections by our collection agency subsidiary. We experienced a temporary slowdown in collections related to commercial and governmental managed care accounts receivable in the three months ended March 31, 2011 as a result of a revenue cycle operational realignment we initiated that resulted in the closure of two of our service centers, which we anticipate will create long-term operating efficiencies.

We continue to focus on revenue cycle initiatives to improve cash flow. In 2011, we will complete the transition of the patient access staff and operations of the majority of our hospitals to Conifer. This initiative is focused on standardizing and improving patient access processes, including pre-registration, registration, verification of eligibility and benefits, liability identification and collection, and financial counseling, while more clearly aligning responsibility for revenue cycle activities with Conifer. The goals of the effort are focused on reducing denials, improving service levels to patients and increasing the quality of accounts that end up in accounts receivable. Although we continue to improve our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.288 billion and $1.168 billion at March 31, 2011 and December 31, 2010, respectively, excluding cost report settlements payable and valuation allowances of $48 million and $26 million at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	67%	77%	28%	70%
61-120 days	5%	22%	13%	27%	15%
121-180 days	1%	11%	5%	11%	6%
Over 180 days	—%	—%	5%	34%	9%

Total	100%	100%	100%	100%	100%

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	27%	71%
61-120 days	3%	22%	12%	29%	15%
121-180 days	1%	8%	4%	13%	6%
Over 180 days	—%	—%	5%	31%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 45 days at March 31, 2011 and 46 days at December 31, 2010, within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2011, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.2 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2011 and December 31, 2010, by aging category:

	March 31, 2011	December 31, 2010
0-60 days	$77	$100
61-120 days	20	21
121-180 days	10	8
Over 180 days(1)	—	—

Total	$107	$129

(1)	Includes accounts receivable of $16 million at March 31, 2011 and $13 million at December 31, 2010 that are fully reserved.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 20.3% in the three months ended March 31, 2011 compared to 19.9% in the three months ended March 31, 2010. Other operating expenses per adjusted patient day increased by approximately 7.6% in the three months ended March 31, 2011 as compared to the same period in 2010. This increase is primarily due to a $16 million increase in malpractice expense to $27 million in the three months ended March 31, 2011 compared to $11 million in the three months ended March 31, 2010. The increase in malpractice expense is primarily attributable to several large unfavorable case reserve adjustments in the 2011 period as compared to the prior-year period, as well as the $2 million favorable impact of a 19 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities in the three months ended March 31, 2011 compared to the $5 million favorable impact of a 36 basis point increase in the three months ended March 31, 2010. The amount of malpractice expense in the three months ended March 31, 2011 may not necessarily be indicative of malpractice expense amounts in future periods due to changes in loss experience and the interest rates used to estimate the discounted present value of projected future malpractice liabilities. There were also increases in physician and medical fees ($6 million), increased systems implementation costs and information technology service contract expenses related to our HIT implementation program ($7 million), increased physician relocation costs ($2 million), increased costs for external contracted services ($10 million), increased hospital provider fees assessed by the states in which we operate ($2 million), which were substantially offset by additional DSH payments recognized in net patient revenues, and a reduction in information systems and business office costs allocable to discontinued operations ($2 million) that contributed to the increase in other operating expenses in the three months ended March 31, 2011 as compared to the same period in 2010. These increases were partially offset by lower consulting costs ($3 million), a $3 million gain on the sale of a medical office building during the three months ended March 31, 2011, and a favorable adjustment of $6 million relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents, which was recorded in the three months ended March 31, 2011.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES

During the three months ended March 31, 2011, we recorded net impairment and restructuring charges of $8 million, consisting of $3 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the three months ended March 31, 2011 were $11 million compared to $2 million for the three months ended March 31, 2010. The 2011 amount is comprised of costs associated with the unsolicited acquisition proposal we received in November 2010, a settlement with the California Nurses Association and costs to defend the Company in various matters described in Note 11 to the Condensed Consolidated Financial Statements.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2011 was $118 million compared to $109 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, interest expense included approximately $19 million in aggregate losses from mark-to-market adjustments of our interest rate swap agreement and the change in fair value of the long-term debt hedged by the interest rate swap agreement. Through March 31, 2011, this interest rate swap agreement has generated $2 million of cash interest savings. During the three months ended March 31, 2010, approximately $2 million in losses from mark-to-market adjustments of our LIBOR cap agreement were included in interest expense. See Note 5 to the Condensed Consolidated Financial Statements for additional detail about these agreements.

INCOME TAX EXPENSE

During the three months ended March 31, 2011, we recorded income tax expense of $51 million compared to $3 million during the three months ended March 31, 2010. The increase in income tax expense in the 2011 period is primarily due to the elimination of substantially all of our valuation allowance for deferred tax assets during the three months ended September 30, 2010. We now recognize income tax expense that includes little or no change in the deferred tax valuation allowance, whereas in the 2010 period the tax impact associated with our earnings was substantially offset by the change in the deferred tax valuation allowance. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income attributable to Tenet Healthcare Corporation common shareholders	$73	$88
Less: Net income attributable to noncontrolling interests	(3)	(1)
Preferred stock dividends	(6)	(6)
Income (loss) from discontinued operations, net of tax	(9)	5

Income from continuing operations	91	90
Income tax expense	(51)	(3)
Investment earnings	1	1
Interest expense	(118)	(109)

Operating income	259	201
Litigation and investigation costs	(11)	(2)
Impairment of long-lived assets and goodwill, and restructuring charges	(8)	—
Depreciation and amortization	(101)	(95)

Adjusted EBITDA	$379	$298

Net operating revenues	$2,506	$2,339

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	15.1%	12.7%

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

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash used in operating activities (the most comparable GAAP term) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(2)	$(22)
Less:
Payments against reserves for restructuring charges and litigation costs	(7)	(24)
Net cash (used in) provided by operating activities from discontinued operations	(13)	2

Adjusted net cash provided by operating activities – continuing operations	18	—
Purchases of property and equipment – continuing operations	(116)	(78)
Construction of new and replacement hospitals	—	(5)

Adjusted Free Cash Flow – continuing operations	$(98)	$(83)

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report, except for a $32 million commitment we entered into during the three months ended March 31, 2011 for future professional services to be provided and licensed software fees related to our initiative to achieve full compliance with the ARRA HIT requirements.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At March 31, 2011, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.4x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements.

Capital expenditures were $116 million and $83 million in the three months ended March 31, 2011 and 2010, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2011 will total approximately $475 million to $525 million, including $91 million that was accrued as a liability at December 31, 2010. Our anticipated 2011 capital expenditures include approximately $1 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $31 million (of which approximately $27 million was spent prior to January 1, 2011) to comply with the requirements under California’s seismic regulations. Our budgeted capital expenditures for the year ending December 31, 2011 also include approximately $12 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend approximately $100 million more on such improvements over the next five years.

During the three months ended March 31, 2011, we acquired one diagnostic imaging center in South Carolina and a majority interest in two ambulatory surgery centers in Texas for an aggregate purchase price of $18 million, which we funded with cash on hand. These acquisitions were made in furtherance of our efforts to expand our outpatient services and increase our outpatient revenues.

Interest payments, net of capitalized interest, were $97 million and $112 million in the three months ended March 31, 2011 and 2010, respectively.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of March 31, 2011, the variable rate was approximately 7.08%.

Income tax payments, net of tax refunds, were approximately $24 million in the three months ended March 31, 2011 compared to income tax refunds, net of tax payments, of $17 million during the three months ended March 31, 2010.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2011 was primarily derived from cash on hand. We had approximately $267 million of cash and cash equivalents on hand at March 31, 2011 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients and other factors.

Net cash used in operating activities was $2 million in the three months ended March 31, 2011 compared to a use of $22 million in the three months ended March 31, 2010. Key positive and negative factors contributing to the change between the 2011 and 2010 periods include the following:

•

Increased income from continuing operations before income taxes of $81 million, excluding interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010;

•	Lower interest payments of $15 million;

•	Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

•

$30 million of Medicaid DSH and other state-funded subsidy revenues from programs in Pennsylvania and Georgia recognized in the three months ended March 31, 2011 that are expected to be collected later in 2011;

•	a $25 million receivable recorded in the three months ended March 31, 2011 that is expected to be collected later in 2011 related to state Medicaid ARRA HIT incentives;

•

$21 million of payments during the three months ended March 31, 2011 to pre-fund our employees’ HSAs for calendar year 2011 (these payments are approximately $20 million higher than the payments made in the same period in 2010 because we offered higher contributions to employees in order to encourage greater participation in such benefit plans, which over time is expected to result in greater savings to us);

•

a $6 million receivable recorded in the three months ended March 31, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents; and

•

$19 million of proceeds in the three months ended March 31, 2011 related to various cost report settlements due in part to the receipt of reimbursement for certain Medicare bad debts that we recorded in 2010;

•	Income tax payments of $24 million in the three months ended March 31, 2011 compared to income tax refunds of $17 million in the three months ended March 31, 2010;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the three months ended March 31, 2011 compared to $105 million in the three months ended March 31, 2010);

•	Lower payments on reserves for restructuring charges and litigation costs of $17 million; and

•	$15 million of additional cash used in operating activities from discontinued operations.

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

Capital expenditures were $116 million and $83 million in the three months ended March 31, 2011 and 2010, respectively, including approximately $5 million in the three months ended March 31, 2010 for construction of a replacement hospital for our East Cooper Regional Medical Center in Mount Pleasant, South Carolina.

We use fair market value to record our investments that are available-for-sale. As shown in Note 14 to the accompanying Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (“Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. We are in compliance with all covenants and conditions in our Credit Agreement. For additional information regarding the Credit Agreement, see Note 5 to the accompanying Condensed Consolidated Financial Statements. Our borrowing availability under the Credit Agreement was $590 million based on our borrowing base calculation as of March 31, 2011. There were no cash borrowings outstanding under the revolving credit facility at March 31, 2011, and we had approximately $181 million of standby letters of credit outstanding.

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of March 31, 2011, the variable rate was approximately 7.08%.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that could cause us to use our senior secured revolving credit facility as a source of liquidity. During 2011, we could be required to pay the Medicare program approximately $50 million (which we reserved for in prior years) as a result of the Supplemental Security Income (“SSI”) matter described under “Disproportionate Share Hospital Payments” in our Annual Report unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to its removal of the moratorium on cost report settlements. We would be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results from continuing operations for the three months ended March 31, 2011 and 2010 include $274 million and $250 million, respectively, of net operating revenues and $49 million and $29 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $264 million of standby letters of credit outstanding and guarantees as of March 31, 2011.

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

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2011. The fair values were determined based on quoted market prices for the same or similar instruments. At March 31, 2011, we had no borrowings with variable interest rates other than the effect of the interest rate swap agreement described below.

	Maturity Date, Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$68	$58	$217	$60	$1,189	$2,671	$4,263	$4,614
Average effective interest rates	6.8%	6.8%	7.8%	10.2%	10.9%	9.8%	9.8%

At March 31, 2011, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2011, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were less than $1 million.

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

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of March 31, 2011, the variable rate was approximately 7.08%.

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

During the first quarter of 2011, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 11 to the Condensed Consolidated Financial Statements included in this report; and

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”).

Except as set forth below, there have been no material changes to the legal proceedings we previously disclosed in our Annual Report during the quarter ended March 31, 2011.

SHAREHOLDER SUITS

On March 16, 2011, the Second Judicial Court of the State of Nevada in and for the County of Washoe dismissed the lawsuit filed in January 2011 by the Louisiana Municipal Police Employees’ Retirement Fund against the Company and our board of directors. The purported shareholder class action complaint was ostensibly brought on behalf of all Tenet shareholders and alleged that the members of our board of directors breached their fiduciary duties by their actions and inactions in response to the unsolicited proposal we received in November 2010 from Community Health Systems, Inc. (“Community”) to acquire all outstanding shares of Tenet Healthcare Corporation for $6.00 per share in cash and stock. The complaint also alleged that Company aided and abetted the actions of the individual directors.

LAWSUIT AGAINST COMMUNITY HEALTH SYSTEMS, INC.

On April 11, 2011, we filed a lawsuit in the United States District Court for the Northern District of Texas alleging violations of federal securities laws against Community, its chairman and chief executive officer, Wayne T. Smith, and its chief financial officer, W. Larry Cash. The lawsuit seeks to compel Community to correct statements made in its proxy solicitations to Tenet shareholders in connection with Community’s unsolicited acquisition proposal by disclosing fully and accurately its practices with respect to inpatient admissions and the liabilities related to those practices. The lawsuit also seeks declaratory and injunctive relief, as well as the award of costs associated with the investigation of the defendants’ materially false and misleading proxy solicitations. On April 19, 2011, Community filed a motion to dismiss the lawsuit.

CLASS ACTION LAWSUITS RESULTING FROM HURRICANE KATRINA

On March 23, 2011, following the commencement of trial proceedings in the Civil District Court for the Parish of Orleans, we agreed to settle two previously reported class action lawsuits brought on behalf of patients, their family members and others who were present and allegedly injured at Memorial Medical Center, one of our former New Orleans area hospitals, during Hurricane Katrina and its aftermath. A $25 million cash settlement payment will be apportioned among the approximately 1,400 eligible class members who file a proof of claim in the cases. We anticipate the parties will execute a final settlement agreement by early June 2011 and will submit it to the court for preliminary approval in early July 2011. Following the court’s preliminary approval, the settlement will be subject to a fairness hearing with class members and final review by the court.

ITEM 6.	EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, President and Chief Executive Officer

(b) Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

(101 INS)	XBRL Instance Document*

(101 SCH)	XBRL Taxonomy Extension Schema Document*

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 2, 2011	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)