Form 10-Q
period 2011-06-30
TENET HEALTHCARE CORP
filed 2011-08-02
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

As of July 26, 2011, there were 473,554,717 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$264	$405
Accounts receivable, less allowance for doubtful accounts ($364 at June 30, 2011 and $352 at December 31, 2010)	1,258	1,143
Inventories of supplies, at cost	156	156
Income tax receivable	1	22
Current portion of deferred income taxes	249	282
Assets held for sale	11	14
Other current assets	375	289

Total current assets	2,314	2,311
Investments and other assets	171	164
Deferred income taxes, net of current portion	543	627
Property and equipment, at cost, less accumulated depreciation and amortization ($3,230 at June 30, 2011 and $3,100 at December 31, 2010)	4,238	4,304
Goodwill	715	652
Other intangible assets, at cost, less accumulated amortization ($336 at June 30, 2011 and $302 at December 31, 2010)	454	442

Total assets	$8,435	$8,500

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$128	$67
Accounts payable	614	720
Accrued compensation and benefits	357	363
Professional and general liability reserves	96	84
Accrued interest payable	117	115
Accrued legal settlement costs	10	8
Other current liabilities	340	368

Total current liabilities	1,662	1,725
Long-term debt, net of current portion	3,989	3,997
Professional and general liability reserves	369	383
Accrued legal settlement costs	22	22
Other long-term liabilities	503	554

Total liabilities	6,545	6,681
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	0
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at June 30, 2011 and December 31, 2010	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 551,109,476 shares issued at June 30, 2011 and 550,882,110 shares issued at December 31, 2010	27	27
Additional paid-in capital	4,425	4,449
Accumulated other comprehensive loss	(43)	(43)
Accumulated deficit	(1,382)	(1,522)
Common stock in treasury, at cost, 72,377,607 shares at June 30, 2011 and 65,098,918 shares at December 31, 2010	(1,551)	(1,479)

Total shareholders’ equity	1,810	1,766
Noncontrolling interests	64	53

Total equity	1,874	1,819

Total liabilities and equity	$8,435	$8,500

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues	$2,374	$2,303	$4,880	$4,642
Operating expenses:
Salaries, wages and benefits	999	969	2,034	1,956
Supplies	399	395	803	793
Provision for doubtful accounts	171	173	353	362
Other operating expenses, net	528	498	1,034	965
Depreciation and amortization	104	97	205	192
Impairment of long-lived assets and goodwill, and restructuring charges, net	2	(2)	10	(2)
Litigation and investigation costs	8	2	19	4

Operating income	163	171	422	372
Interest expense	(98)	(107)	(216)	(216)
Investment earnings	1	1	2	2

Income from continuing operations, before income taxes	66	65	208	158
Income tax expense	(18)	(20)	(69)	(23)

Income from continuing operations, before discontinued operations	48	45	139	135
Discontinued operations:
Loss from operations	(3)	(5)	(18)	0
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	(3)	0	(2)
Income tax benefit (expense)	18	(2)	24	(3)

Income (loss) from discontinued operations	15	(10)	6	(5)

Net income	63	35	145	130
Less: Preferred stock dividends	6	6	12	12
Less: Net income attributable to noncontrolling interests	2	4	5	5

Net income attributable to Tenet Healthcare Corporation common shareholders	$55	$25	$128	$113

Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$40	$35	$122	$118
Income (loss) from discontinued operations, net of tax	15	(10)	6	(5)

Net income attributable to Tenet Healthcare Corporation common shareholders	$55	$25	$128	$113

Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.08	$0.07	$0.25	$0.24
Discontinued operations	0.03	(0.02)	0.01	(0.01)

	$0.11	$0.05	$0.26	$0.23

Diluted
Continuing operations	$0.08	$0.07	$0.24	$0.23
Discontinued operations	0.03	(0.02)	0.01	(0.01)

	$0.11	$0.05	$0.25	$0.22

Weighted average shares and dilutive securities outstanding (in thousands):
Basic	486,794	484,610	486,848	483,263
Diluted	503,748	502,549	563,951	560,376

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net income	$145	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	192
Provision for doubtful accounts	353	362
Deferred income tax expense	91	12
Stock-based compensation expense	12	13
Impairment of long-lived assets and goodwill, and restructuring charges, net	10	(2)
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	17	3
Amortization of debt discount and debt issuance costs	15	15
Litigation and investigation costs	19	4
Pre-tax loss from discontinued operations	18	2
Other items, net	(5)	1
Changes in cash from operating assets and liabilities:
Accounts receivable	(470)	(377)
Inventories and other current assets	(58)	(8)
Income taxes	(26)	50
Accounts payable, accrued expenses and other current liabilities	(118)	(164)
Other long-term liabilities	8	(18)
Payments against reserves for restructuring charges and litigation costs	(21)	(51)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(19)	5

Net cash provided by operating activities	176	169
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(198)	(148)
Construction of new and replacement hospitals	0	(12)
Purchases of businesses or joint venture interests	(42)	(2)
Proceeds from sales of facilities and other assets — discontinued operations	0	18
Proceeds from sales of marketable securities, long-term investments and other assets	10	16
Other items, net	(1)	2

Net cash used in investing activities	(231)	(126)
Cash flows from financing activities:
Repayments of borrowings	(2)	(12)
Proceeds from borrowings	0	1
Repurchases of common stock	(72)	0
Cash dividends on preferred stock	(12)	(12)
Distributions paid to noncontrolling interests	(4)	(3)
Other items, net	4	4

Net cash used in financing activities	(86)	(22)

Net increase (decrease) in cash and cash equivalents	(141)	21
Cash and cash equivalents at beginning of period	405	690

Cash and cash equivalents at end of period	$264	$711

Supplemental disclosures:
Interest paid, net of capitalized interest	$(182)	$(201)
Income tax refunds, net	$20	$34

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates principally operate acute care hospitals and related health care facilities. At June 30, 2011, our subsidiaries operated 49 acute care hospitals, including four academic medical centers, and one critical access hospital, with a combined total of 13,420 licensed beds, primarily serving urban and suburban communities in 11 states. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, one of our general hospital campuses); revenue cycle management and patient communications services businesses; physician practices; captive insurance companies; a management services subsidiary that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk; and other ancillary health care businesses (including ambulatory surgery centers, diagnostic imaging centers, and occupational and rural health care clinics).

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

Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly trends in patient accounts receivable collectability and associated provisions for doubtful accounts; the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environments, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulation; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Under certain provisions of the American Recovery and Reinvestment Act of 2009, federal incentive payments are available to hospitals, physicians and certain other professionals (“Providers”) when they adopt certified electronic health record (“EHR”) technology or become “meaningful users” of EHRs in ways that demonstrate improved quality, safety and effectiveness of care. Providers can become eligible for annual Medicare incentive payments by demonstrating meaningful use of EHR technology in each period over four periods. Medicaid Providers can receive their initial incentive payment by adopting, implementing or upgrading (“AIU”) certified EHR technology, but must demonstrate meaningful use of EHRs in subsequent years in order to qualify for additional payments. Hospitals may be eligible for both Medicare and Medicaid EHR incentive payments; however, physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments. Medicaid EHR incentive payments to Providers are 100% federally funded and administered by the states; however, the states are not required to offer EHR incentive payments to Providers. The Centers for Medicare and Medicaid Services (“CMS”) established calendar year 2011 as the first year states could offer EHR incentive payments. Before a state may offer EHR incentive payments, the state must submit and CMS must approve the state’s incentive plan. During the six months ended June 30, 2011, we acquired certified EHR technology for all of our hospitals and certain of our employed physicians, and CMS approved state plans in all but one state (Nebraska) in which we operate. Accordingly, we are entitled to receive Medicaid incentive payments for the adoption of certified EHR technology for our eligible hospitals and employed physicians in the states that received CMS approval as we have satisfied the statutory and regulatory AIU requirements. As a result, during the three months and six months ended June 30, 2011, we recognized as revenue approximately $25 million and $50 million, respectively, of Medicaid hospital and physician incentive payments that we expect to receive later in the year. Also, if we satisfy specified meaningful use criteria in future periods, we may become entitled to additional Medicaid incentive payments, as well as Medicare incentive payments as further described in the Regulatory and Legislative Changes section in Part II of our Annual Report.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $264 million and $405 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, our book overdrafts were approximately $178 million and $243 million, respectively, which were classified as accounts payable.

At June 30, 2011 and December 31, 2010, approximately $90 million and $109 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the six months ended June 30, 2011, we repatriated $21 million of excess cash from one of our foreign insurance subsidiaries to our corporate domestic bank account.

Also at June 30, 2011 and December 31, 2010, we had $45 million and $91 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $42 million and $87 million, respectively, were included in accounts payable.

During the three months ended June 30, 2011, we entered into non-cancellable capital leases of approximately $11 million, primarily for equipment.

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30, 2011	December 31, 2010
Continuing operations:
Patient accounts receivable	$1,604	$1,472
Allowance for doubtful accounts	(350)	(337)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	49	33
Net cost reports and settlements payable and valuation allowances	(42)	(26)

	1,261	1,142
Discontinued operations:
Patient accounts receivable	13	17
Allowance for doubtful accounts	(14)	(15)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	1	1
Net cost reports and settlements payable and valuation allowances	(3)	(2)

	(3)	1

Accounts receivable, net	$1,258	$1,143

As of June 30, 2011, our estimated collection rates on managed care accounts and self-pay accounts, including co-pays and deductibles, were approximately 98.3% and 27.9%, respectively, which included collections from point-of-service through collections by our collection agency subsidiary. The comparable managed care and self-pay collection rates as of December 31, 2010 were approximately 98.4% and 28.3%, respectively.

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

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2011 and 2010 were approximately $96 million and $97 million, respectively, and for the six months ended June 30, 2011 and 2010 were $192 million and $188 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2011 and 2010 were $33 million and $29 million, respectively, and for the six months ended June 30, 2011 and 2010 were $63 million and $54 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues	$3	$(1)	$8	$22
Loss before income taxes	(3)	(8)	(18)	(2)

Included in loss before income taxes from discontinued operations in the six months ended June 30, 2011 is approximately $10 million of expense related to the settlement of two Hurricane Katrina-related class action lawsuits, which amount is net of approximately $10 million of expected recoveries from our reinsurance carriers in connection with the settlement. We had previously recorded a $5 million reserve for this matter as of December 31, 2010.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2011, we recorded net impairment and restructuring charges of $10 million, consisting of an impairment charge of $1 million related to a cost basis investment, $4 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs.

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

As of June 30, 2011, our continuing operations were structured as follows:

•	Our California region included all of our hospitals in California and Nebraska;

•	Our Central region included all of our hospitals in Missouri, Tennessee and Texas;

•	Our Florida region included all of our hospitals in Florida; and

•	Our Southern States region included all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Our hospitals in Pennsylvania, which were previously part of a separate market, became part of our Southern States region effective May 1, 2011. This change did not have any impact on our consolidated financial condition, results of operations or cash flows.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2011 and 2010 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$9	$(4)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	0	(1)	0	5

	$10	$9	$(5)	$(1)	$13

Six Months Ended June 30, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$0	$(3)	$0	$3
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	0	0	0	8

	$14	$0	$(3)	$0	$11

The above liability balances at June 30, 2011 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet. Cash payments to be applied against these accruals at June 30, 2011 are expected to be approximately $2 million in 2011 and $11 million thereafter.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Senior notes:
6 3/8%, due 2011	$65	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	600	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	714	714
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Capital leases and mortgage notes	20	6
Fair value adjustment related to interest rate swap agreement	28	0
Unamortized note discounts	(186)	(197)

Total long-term debt	4,117	4,064
Less: Current portion	128	67

Long-term debt, net of current portion	$3,989	$3,997

Credit Agreement

We have a senior secured revolving credit facility that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The credit agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the credit agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period at the rate of either (i) a base rate plus a margin of 2.00% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.75% to 2.25% or LIBOR plus a margin ranging from 2.75% to 3.25% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate of 0.50% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.625% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. There were no cash borrowings outstanding under the revolving credit facility at June 30, 2011, and we had approximately $174 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $581 million was available for borrowing under the revolving credit facility at June 30, 2011.

Interest Rate Swap and LIBOR Cap Agreements

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of June 30, 2011, the variable rate was approximately 7.00%.

The fair value of the interest rate swap agreement included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2011 totaled approximately $9 million. As a result of a decline in interest rates since we entered into the interest rate swap agreement, during the six months ended June 30, 2011, we recognized $9 million of gains from mark-to-market adjustments on the interest rate swap agreement and $28 million in losses from mark-to-market adjustments to increase the carrying value of the hedged senior secured notes to their fair value, both of which were included in net interest expense in the accompanying Condensed Consolidated Statements of Operations. We used the interest rate forward curve at June 30, 2011 to estimate the fair values of the interest rate swap agreement and the hedged senior secured notes. Our cash interest expense recognized in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2011 has been reduced by approximately $7 million as a result of our interest rate swap agreement.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2011 totaled less than $1 million. During the six months ended June 30, 2011, mark-to-market adjustments of the LIBOR cap agreement did not have a material impact on interest expense in the accompanying Condensed Consolidated Statements of Operations.

In addition, see Note 14 for the disclosure of the fair values of the interest rate swap agreement and the LIBOR cap agreement.

NOTE 6. GUARANTEES

Consistent with our policy on physician relocation and recruitment, we provide income guarantee agreements to certain physicians who agree to relocate to fill a community need in the service area of one of our hospitals and commit to remain in practice in the area for a specified period of time. Under such agreements, we are required to make payments to the physicians in excess of the amounts they earn in their practices up to the amount of the income guarantee. The income guarantee periods are typically 12 months. If a physician does not fulfill his or her commitment period to the community, which is typically three years subsequent to the guarantee period, we seek recovery of the income guarantee payments from the physician on a prorated basis. We also provide revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals with terms generally ranging from one to three years.

At June 30, 2011, the maximum potential amount of future payments under our income and revenue collection guarantees was $75 million. We had a liability of $65 million recorded for the fair value of these guarantees included in other current liabilities at June 30, 2011.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at June 30, 2011 was $8 million. We had a liability of $6 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $5 million was included in other long-term liabilities, at June 30, 2011.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2011, approximately 21 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the six months ended June 30, 2011 and 2010 includes $12 million and $13 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2010	43,155,549	$9.97
Granted	0	0
Exercised	(2,334,358)	1.32
Forfeited/Expired	(3,931,305)	28.58

Outstanding as of June 30, 2011	36,889,886	$8.53	$89	5.4 years

Vested and expected to vest at June 30, 2011	36,700,613	$8.57	$88	5.4 years

Exercisable as of June 30, 2011	29,553,896	$10.27	$54	4.9 years

There were 2,334,358 stock options exercised during the six months ended June 30, 2011 with a $13 million aggregate intrinsic value, and 1,715,469 stock options exercised during the same period in 2010 with a $7 million aggregate intrinsic value.

In the six months ended June 30, 2011, there were no stock options granted. In the six months ended June 30, 2010, there were 964,008 stock options granted under our 2008 Stock Incentive Plan.

As of June 30, 2011, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes information about our outstanding stock options at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	16,193,891	7.7 years	$1.14	9,666,676	$1.14
$1.15 to $10.639	11,071,850	5.5 years	7.26	10,263,075	7.47
$10.64 to $13.959	2,884,501	2.7 years	12.11	2,884,501	12.11
$13.96 to $17.589	3,590,422	1.6 years	17.09	3,590,422	17.09
$17.59 to $28.759	612,000	1.4 years	28.16	612,000	28.16
$28.76 and over	2,537,222	0.4 years	40.37	2,537,222	40.37

	36,889,886	5.4 years	$8.53	29,553,896	$10.27

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2010	6,321,270	$5.14
Granted	4,249,884	6.89
Vested	(2,547,032)	5.00
Forfeited	(132,095)	5.73

Unvested as of June 30, 2011	7,892,027	$6.12

In the six months ended June 30, 2011, we granted 3,494,448 restricted stock units subject to time-vesting. In addition, we granted 755,436 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of June 30, 2011, there were $37 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.5 years.

NOTE 8. EQUITY

We accrued approximately $6 million, or $17.50 per share, for dividends on our 7% mandatory convertible preferred stock in both the three months ended March 31, 2011 and June 30, 2011, and paid the dividends in April 2011 and July 2011, respectively.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. The share repurchase program does not obligate us to acquire any specific number of shares and may be modified, suspended or discontinued at any time. The share repurchase program will expire on May 9, 2012. Pursuant to the program, we repurchased a total of 11,464,429 shares for $72 million during the three months ended June 30, 2011, as shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
May 12, 2011 through May 31, 2011	4,582,299	$6.44	4,582,299	$370,475,865
June 1, 2011 through June 30, 2011	6,882,130	6.17	6,882,130	328,002,443

Total	11,464,429	$6.28	11,464,429	$328,002,443

Repurchased shares are recorded based on settlement date and are held as treasury stock.

The following table shows the changes in consolidated equity during the six months ended June 30, 2011 and 2010 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	140	0	5	145
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(4)	(4)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	10	10
Preferred stock dividends	0	0	0	0	(12)	0	0	0	0	(12)
Repurchases of common stock	0	0	(11,464)	0	0	0	0	(72)	0	(72)
Stock-based compensation expense, including associated deferred tax asset adjustments, and issuance of common stock	0	0	4,413	0	(12)	0	0	0	0	(12)

Balances at June 30, 2011	345,000	$334	478,732	$27	$4,425	$(43)	$(1,382)	$(1,551)	$64	$1,874

Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	0	0	0	0	0	0	125	0	5	130
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(3)	(3)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	1	1
Other comprehensive income	0	0	0	0	0	1	0	0	0	1
Preferred stock dividends	0	0	0	0	(12)	0	0	0	0	(12)
Stock-based compensation expense and issuance of common stock	0	0	3,898	0	12	0	0	0	0	12

Balances at June 30, 2010	345,000	$334	485,033	$27	$4,461	$(31)	$(2,540)	$(1,479)	$54	$826

NOTE 9. OTHER COMPREHENSIVE INCOME

The table below shows each component of other comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$63	$35	$145	$130
Other comprehensive income
Unrealized gains on securities available for sale	0	0	0	1

Other comprehensive income before income taxes	0	0	0	1
Income tax expense related to items of other comprehensive income	0	0	0	0

Total other comprehensive income, net of tax	0	0	0	1

Comprehensive income	63	35	145	131
Less: Preferred stock dividends	6	6	12	12
Less: Comprehensive income attributable to noncontrolling interests	2	4	5	5

Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$55	$25	$128	$114

NOTE 10. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2011 through March 31, 2012 and April 1, 2010 through March 31, 2011, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind- related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At June 30, 2011 and December 31, 2010, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $465 million and $467 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.50% and 2.71% at June 30, 2011 and December 31, 2010, respectively.

For the policy period June 1, 2011 through May 31, 2012, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 65% reinsured by THINC with independent reinsurance companies, with THINC retaining 35% or a maximum of $3.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

•

Inpatient Rehabilitation Facilities Review. Pursuant to the five-year corporate integrity agreement (“CIA”) we entered into with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services in September 2006, we notified the OIG in October 2007 that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center in East Point, Georgia that suggested further review was necessary to determine whether South Fulton had received Medicare overpayments reportable under our CIA. In January 2008, we submitted this matter into the OIG’s voluntary self-disclosure protocol. The OIG subsequently accepted our submission. In February 2009, we received a letter from the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requesting additional information regarding the basis for our self-disclosure, as well as information related to admissions at our other active and divested inpatient rehabilitation hospitals and units for the period 2000 to the date of the letter. The government has since limited the scope of its review to the period May 15, 2005 through December 31, 2007. In addition, the government asked to examine a limited sample of patient files at two inpatient rehabilitation facilities besides South Fulton before it determined whether its review should extend to other inpatient rehabilitation units we currently own or formerly owned. That examination was completed and presented to the government in March 2010. We continue to fully cooperate with the DOJ and the OIG regarding their review. The parties are currently engaged in discussions regarding a resolution of any potential liability associated with inpatient rehabilitation admissions during the relevant period, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

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

Our analysis of several of these matters is still ongoing, and we are unable to predict the timing and outcome of these reviews and any discussions with government agencies at this time. However, based on the status of these matters to date, we have recorded reserves of approximately $27 million as of June 30, 2011. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our current recorded reserves.

2.	Pending Wage and Hour Actions—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The plaintiffs in both cases have sought back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were ultimately denied in November 2008. The plaintiffs subsequently filed a notice of appeal of the court’s decision; however, in February 2011, the court of appeal affirmed the lower court’s November 2008 ruling. The plaintiffs filed a petition for review with the California Supreme Court, which was granted, but the court has deferred further action in the matter pending its ruling in a similar case. We are also subject from time to time to regulatory proceedings and private litigation concerning the application of various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues.

3.	Class Action Lawsuits Resulting from Hurricane Katrina—In March 2011, following the commencement of trial proceedings in the Civil District Court for the Parish of Orleans, we agreed to settle two previously reported class action lawsuits brought on behalf of patients, their family members and others who were present and allegedly injured at Memorial Medical Center, one of our former New Orleans area hospitals, during Hurricane Katrina and its aftermath. A $25 million cash settlement payment, which was fully reserved at March 31, 2011, will be apportioned among the approximately 1,400 eligible class members who file a proof of claim in the cases. The court preliminarily approved the final settlement agreement on July 21, 2011. The settlement is now subject to a fairness hearing with class members and final review by the court, which is scheduled to occur in October 2011.

Six lawsuits filed by plaintiffs who chose to opt out of the class proceedings involving Memorial Medical Center remain pending at this time. As of June 30, 2011, trial dates had not been set in these individual cases. In addition, a third previously reported purported class action lawsuit (also filed in the Civil District Court for the Parish of Orleans) remains pending. The class certification hearing in that action, which was brought on behalf of patients, their family members and others who were present and allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center, another one of our former New Orleans area hospitals was postponed in late 2010 and has not yet been rescheduled. Furthermore, 14 individual Hurricane Katrina-related lawsuits remain pending against Lindy Boggs and two other New Orleans-area hospitals that we have since divested – Meadowcrest Hospital and Kenner Regional Medical Center. In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for the storm, failing to evacuate patients ahead of the storm, and failing to have properly configured emergency generator systems, among other allegations of general negligence. The plaintiffs seek damages in various and unspecified amounts for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to patients who survived and were successfully evacuated, and the inability of patients and others to evacuate the hospitals for several days under challenging conditions. We are unable to predict the ultimate resolution of the pending lawsuits, but we intend to continue to vigorously defend the hospitals in these matters.

4.	Shareholder Suits—In July and May 2011, the five previously reported lawsuits filed in connection with an unsolicited proposal to acquire the Company were dismissed at the request of the separate plaintiffs. As previously reported, a sixth lawsuit was dismissed by the Second Judicial Court in the State of Nevada in March 2011. No shareholder suits remain outstanding at this time.

5.	Lawsuit Against Community Health Systems—On April 11, 2011, we filed a lawsuit in the United States District Court for the Northern District of Texas alleging violations of federal securities laws against Community Health Systems, Inc. (“Community”), its chairman and chief executive officer, Wayne T. Smith, and its chief financial officer, W. Larry Cash. The lawsuit seeks to compel Community to correct statements made in its proxy solicitations to Tenet shareholders in connection with Community’s unsolicited proposal to acquire the Company by disclosing fully and accurately its practices with respect to inpatient admissions and the liabilities related to those practices. The lawsuit also seeks the award of costs associated with the investigation of the defendants’ materially false and misleading proxy solicitations. Community has filed a motion to dismiss the lawsuit, and we have filed our response to that motion.

6.	Ordinary Course Matters—In addition to the matters described above, our hospitals are subject to investigations, claims and lawsuits in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. Our hospitals are also routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2011 and 2010:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2011
Continuing operations	$30	$19	$(17)	$32
Discontinued operations	0	0	0	0

	$30	$19	$(17)	$32

Six Months Ended June 30, 2010
Continuing operations	$95	$4	$(49)	$50
Discontinued operations	0	0	0	0

	$95	$4	$(49)	$50

For the six months ended June 30, 2011 and 2010, we recorded net costs of $19 million and $4 million, respectively. The 2011 amount is comprised of costs associated with the unsolicited acquisition proposal we received from Community, a settlement with the California Nurses Association and costs to defend the Company in various matters. The 2010 amount is comprised of costs associated with the legal proceedings and governmental reviews described above.

NOTE 12. INCOME TAXES

Income tax expense in the six months ended June 30, 2011 included a benefit of $28 million ($9 million related to continuing operations and $19 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of June 30, 2011 was $23 million ($22 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.7 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.7 million of income related to continuing operations and $1.4 million of expense related to discontinued operations) are included in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2011. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2011 were $10 million.

As of June 30, 2011, approximately $5 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and six months ended June 30, 2011 and 2010. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$40	486,794	$0.08
Effect of dilutive stock options and restricted stock units	0	16,954	0.00

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$40	503,748	$0.08

Three Months Ended June 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$35	484,610	$0.07
Effect of dilutive stock options and restricted stock units	0	17,939	0.00

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$35	502,549	$0.07

Six Months Ended June 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$122	486,848	$0.25
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	12	77,103	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$134	563,951	$0.24

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Six Months Ended June 30, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$118	483,263	$0.24
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	12	77,113	(0.01)

Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$130	560,376	$0.23

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and six months ended June 30, 2011 were 16,280 and 15,022 shares, respectively, and for both the three and six months ended June 30, 2010 were 22,373 shares.

NOTE 14. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Investments:	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities—current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities—noncurrent	24	6	17	1

	$27	$7	$19	$1

Derivative Contracts (see Note 5):
Interest rate swap agreement asset	$9	$0	$9	$0

LIBOR cap agreement asset	$0	$0	$0	$0

Investments:	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in Reserve Yield Plus Fund	$1	$0	$1	$0
Marketable debt securities—noncurrent	26	8	17	1

	$27	$8	$18	$1

Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

The fair value of our long-term debt is based on quoted market prices. At June 30, 2011 and December 31, 2010, the estimated fair value of our long-term debt was approximately 106.5% and 106.3%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

During the six months ended June 30, 2011, we acquired two diagnostic imaging centers – one in Florida and one in South Carolina, a majority interest in a diagnostic imaging center in Georgia, an oncology center in Texas, a physician practice entity in North Carolina and a majority interest in three ambulatory surgery centers – two in Texas and one in South Carolina. The aggregate purchase price of the acquisitions was $42 million, which we funded with cash on hand. We are required to allocate the purchase prices of the acquired businesses to assets acquired, liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in the process of finalizing the purchase price allocations; therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

Current assets	$4
Property and equipment	10
Goodwill	59
Current liabilities	(1)
Long-term liabilities	(4)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(16)
Noncontrolling interests	(10)

Net cash paid	$42

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $2 million in transaction costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2011.

NOTE 16. RECENT ACCOUNTING STANDARDS

Changes in Accounting Principle

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

Recently Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flow.

In May 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income and the total of comprehensive income. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flow.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. The guidance provided in this ASU will be effective for us beginning in the three months ending March 31, 2012. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The adoption of this ASU is not expected to have any impact on our financial condition, overall results of operations or cash flows. Upon adoption of this ASU, we will reclassify the provision for bad debts related to prior period patient service revenue as a deduction from patient service revenue as required by this ASU.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A’’), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per patient day and per visit amounts). MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

On May 9, 2011 Community Health Systems, Inc. (“Community”) withdrew its previously disclosed unsolicited offer to acquire all outstanding shares of Tenet Healthcare Corporation for $7.25 per share in cash and also withdrew the 10 candidates it had nominated for election to our board of directors at our 2011 annual meeting of shareholders. Community announced its decision to withdraw following the determination by our board of directors, after consultation with our financial and legal advisors, that the proposal from Community was not in the best interests of the Company or our shareholders.

In June 2011, we announced the formation of a three-year accountable care collaboration with Blue Shield of California and AllCare Independent Physicians Association that is expected to launch January 1, 2012. This arrangement is designed to provide integrated, cost-efficient health care to approximately 8,000 Blue Shield health maintenance organization members served at two of our facilities in California: Doctors Medical Center of Modesto and Doctors Hospital of Manteca.

STRATEGY AND TRENDS

We are committed to providing the communities our hospitals and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed below.

Core Business Strategy—At June 30, 2011, our subsidiaries operated 49 acute care hospitals, including four academic medical centers, and one critical access hospital, with a combined total of 13,420 licensed beds, serving primarily urban and suburban communities in 11 states. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment, as well as outpatient services. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to be competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Commitment to Quality—Through our Commitment to Quality initiative and Medicare Performance Initiative, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie certain payments to quality measures, establish a value-based purchasing system, and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of outpatient businesses. During the six months ended June 30, 2011, we derived approximately 32% of our net patient revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. During the six months ended June 30, 2011, we acquired two diagnostic imaging centers – one in Florida and one in South Carolina, a majority interest in a diagnostic imaging center in Georgia, an oncology center in Texas, a physician practice entity in North Carolina and a majority interest in three ambulatory surgery centers – two in Texas and one in South Carolina. We also intend to focus on acquiring hospitals, services providers and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

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

Capturing HIT Incentive Payments and Other Benefits—During the six months ended June 30, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”) such that we were able to recognize non-patient revenues related to Medicaid ARRA HIT incentives in the period. These revenues, which we expect to receive later in 2011, will partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We anticipate that we will be able to recognize Medicare ARRA HIT incentives in the three months ending December 31, 2011. In addition, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

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

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and patient volumes. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Expanding Our Revenue Cycle Management Business—We intend to continue expanding our revenue cycle management and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. At

June 30, 2011, Conifer provided revenue cycle services to approximately 30 non-Tenet hospitals. We believe this business has the potential over time to generate high margins and improve our results of operations.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We have provided in the tables below information relating to volumes, revenues and expenses for the three months ended June 30, 2011 and 2010 for all of our continuing operations hospitals.

	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Total admissions	127,503	127,751	(0.2)%
Paying admissions (excludes charity and uninsured)	119,097	119,185	(0.1)%
Charity and uninsured admissions	8,406	8,566	(1.9)%
Admissions through emergency department	76,824	74,606	3.0%
Paying admissions as a percentage of total admissions	93.4%	93.3%	0.1	(1)
Charity and uninsured admissions as a percentage of total admissions	6.6%	6.7%	(0.1	)(1)
Emergency department admissions as a percentage of total admissions	60.3%	58.4%	1.9	(1)
Surgeries – inpatient	36,967	37,786	(2.2)%
Surgeries – outpatient	55,283	53,499	3.3%
Total surgeries	92,250	91,285	1.1%
Patient days – total	605,216	614,365	(1.5)%
Adjusted patient days(2)	926,328	929,186	(0.3)%
Average length of stay (days)	4.7	4.8	(0.1	)(1)
Adjusted patient admissions(2)	196,862	194,828	1.0%

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions decreased by 248, or 0.2%, in the three months ended June 30, 2011 as compared to the same period in 2010. Two of our four regions reported admissions decreases in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Total surgeries increased by 1.1% in the three months ended June 30, 2011 as compared to the same period in 2010. While our emergency department admissions increased 3.0% in the three months ended June 30, 2011 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions.

	Three Months Ended June 30,
Outpatient Visits	2011	2010	Increase (Decrease)
Total visits	1,015,830	988,706	2.7%
Paying visits (excludes charity and uninsured)	912,890	883,922	3.3%
Charity visits and uninsured visits	102,940	104,784	(1.8)%
Emergency department visits	371,389	362,110	2.6%
Surgery visits	55,283	53,499	3.3%
Paying visits as a percentage of total visits	89.9%	89.4%	0.5	(1)
Charity visits and uninsured visits as a percentage of total visits	10.1%	10.6%	(0.5	)(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

We had an increase of 27,124 total outpatient visits, or 2.7%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Three of our four regions reported increased outpatient visits in the three months ended June 30, 2011, with the strongest improvement occurring in our Florida region. The increase in Florida region visits is attributable to the various outpatient centers we acquired in Florida in September 2010.

Outpatient surgery visits increased by 3.3% in the three months ended June 30, 2011 as compared to the same period in 2010. Charity and uninsured outpatient visits decreased by 1.8% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,
Revenues	2011	2010	Increase (Decrease)
Net operating revenues	$2,374	$2,303	3.1%
Revenues from the uninsured	$149	$163	(8.6)%
Net inpatient revenues(1)	$1,497	$1,478	1.3%
Net outpatient revenues(1)	$751	$733	2.5%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $64 million and $65 million for the three months ended June 30, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $85 million and $98 million for the three months ended June 30, 2011 and 2010, respectively.

Net operating revenues increased by $71 million, or 3.1%, for the three months ended June 30, 2011 as compared to the same period in 2010. Net operating revenues in the three months ended June 30, 2011 included (i) a $29 million reduction in Medicaid disproportionate share hospital (“DSH”) revenues and other state-funded subsidy payments in the 2011 period compared to the same period in 2010, and (ii) $25 million of non-patient revenues related to estimated Medicaid ARRA HIT incentive payments, which are expected to be received later this year from the ARRA HIT programs in the various states in which we operate that received federal government approval of their programs as of June 30, 2011. In the three months ended June 30, 2010, net operating revenues included (i) an $8 million unfavorable patient revenue adjustment related to the portion of our bad debts that would not be reimbursed by Medicare, and (ii) an unfavorable patient revenue adjustment of approximately $20 million for the estimated impact on our DSH payments as a result of estimated lower Supplemental Security Income (“SSI’’) percentages at certain of our hospitals.

In addition to certain of the factors discussed above, net patient revenues increased by 1.7% in the three months ended June 30, 2011 as compared to the same period in 2010, primarily as a result of managed care pricing improvement, including a 2.0% increase in our commercial inpatient acuity, and a favorable shift in managed care payer mix, as well as a 2.7% increase in outpatient visits.

	Three Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$11,741	$11,569	1.5%
Net inpatient revenue per patient day	$2,473	$2,406	2.8%
Net outpatient revenue per visit	$739	$741	(0.3)%
Net patient revenue per adjusted patient admission(1)	$11,419	$11,348	0.6%
Net patient revenue per adjusted patient day(1)	$2,427	$2,380	2.0%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Inpatient unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our managed care contracts in the three months ended June 30, 2011 compared to the same period in 2010, as well as the impact of the unfavorable patient revenue adjustments in the 2010 period discussed above. The growth in net inpatient revenue per admission of 1.5% was constrained by an unfavorable shift in our total payer mix, including a decline in managed care admissions as a percentage of total admissions in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decline in net outpatient revenue per visit was primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the three months ended June 30, 2011 as compared to the same period in 2010.

	Three Months Ended June 30,
Selected Operating Expenses	2011	2010	Increase (Decrease)
Salaries, wages and benefits	$999	$969	3.1%
Supplies	399	395	1.0%
Other operating expenses	528	498	6.0%

Total	$1,926	$1,862	3.4%
Rent/lease expense(1)	$35	$33	6.1%
Salaries, wages and benefits per adjusted patient day(2)	$1,078	$1,043	3.4%
Supplies per adjusted patient day(2)	431	425	1.4%
Other operating expenses per adjusted patient day(2)	570	536	6.3%

Total per adjusted patient day	$2,079	$2,004	3.7%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 3.7% on a per adjusted patient day basis in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Salaries, wages and benefits per adjusted patient day increased by 3.4% in the three months ended June 30, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of employed physicians, increased overtime costs, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by a reduction in annual incentive compensation expense, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Supplies expense per adjusted patient day increased by 1.4% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Supplies expense was unfavorably impacted by the higher cost of orthopedic supplies and increased cost of surgical supplies, partially offset by a decrease in cardiology-related costs due to renegotiated prices and lower volume levels. The supplies expense changes are primarily attributable to changes in our patient volume levels in the 2011 period compared to the 2010 period. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Other operating expenses per adjusted patient day increased by 6.3% in the three months ended June 30, 2011 as compared to the same period in 2010. This change is due to increased physician and medical fees. higher malpractice expense, increased systems implementation costs and information technology service contract expenses primarily related to our HIT implementation program, increased physician relocation costs and increased hospital provider fees assessed by certain states in which we operate, which were substantially offset by additional DSH payments recognized in net patient revenues. Malpractice expense in the 2011 period includes $5 million of expense due to a 40 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. The increases in other operating expenses were partially offset by $4 million of lower consulting costs in the three months ended June 30, 2011 compared to the same period in 2010.

	Three Months Ended June 30,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)
Provision for doubtful accounts	$171	$173	(1.2)%
Provision for doubtful accounts as a percentage of net operating revenues	7.2%	7.5%	(0.3	)(1)
Collection rate on self-pay accounts(2)	27.9%	29.5%	(1.6	)(1)
Collection rate from managed care payers	98.3%	98.2%	0.1	(1)

(1)	The change is the difference between the amounts shown for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts decreased by $2 million, or 1.2%, in the three months ended June 30, 2011 as compared to the same period in 2010. The decrease in provision for doubtful accounts primarily related to a $14 million decrease in revenues from the uninsured and the favorable impact of various settlements of aged managed care accounts in the 2011 period, partially offset by the impact of a 160 basis point decline in our collection rate on self-pay accounts and a $28 million favorable adjustment in the 2010 period for Medicare bad debts to be claimed on our cost reports compared to $3 million in the 2011 period. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.9% as of June 30, 2011 from 29.5% as of June 30, 2010.

The estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $96 million and $97 million in the three months ended June 30, 2011 and 2010, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended June 30, 2011 and 2010 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(2)	$2	$(10)	$2
Litigation and investigation costs	(8)	(2)	(19)	(4)

Pre-tax impact	$(10)	$—	$(29)	$(2)
Deferred tax asset valuation allowance and other tax adjustments	$7	$6	$12	$39
Total after-tax impact	$1	$6	$(6)	$38
Diluted per-share impact of above items	$—	$0.01	$(0.01)	$0.07
Diluted earnings per share, including above items	$0.08	$0.07	$0.24	$0.23

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $264 million at June 30, 2011, a decrease of $3 million from $267 million at March 31, 2011.

Significant cash flow items in the three months ended June 30, 2011 included:

•	Net cash receipts of $9 million related to California’s hospital fee program, as described in “Sources of Revenue” below;

•	Sales proceeds of $3 million related to a sale of land and buildings;

•	Capital expenditures of $82 million;

•	Preferred stock dividend payments of $6 million;

•	Income tax refunds of $44 million;

•	Payments on reserves for restructuring charges and litigation costs of $14 million;

•	Interest payments of $85 million;

•	$24 million of payments to acquire various outpatient businesses; and

•	$72 million of payments to repurchase common stock.

Net cash provided by operating activities was $176 million in the six months ended June 30, 2011 compared to $169 million in the six months ended June 30, 2010. Key positive and negative factors contributing to the change between the 2011 and 2010 periods include the following:

•

Increased income from continuing operations before income taxes of $90 million, excluding interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010;

•	Lower interest payments of $19 million;

•	Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

•

$9 million of Medicaid DSH and other state-funded subsidy revenues related to Pennsylvania’s Medical Assistance program recognized in the six months ended June 30, 2011 that are expected to be collected later in 2011;

•	a $50 million receivable recorded in the six months ended June 30, 2011 that is expected to be collected later in 2011 related to state Medicaid ARRA HIT incentives;

•

a $6 million receivable recorded in the six months ended June 30, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents that we now expect to be refunded to us in 2012; and

•

$61 million of reduced net cash flows in the 2011 period compared to the 2010 period related to accounts receivable and accounts payable primarily due a temporary delay in payments from a government payer due to its system processing issues, as well as a temporary delay in the adjudication of insurance accounts receivable due to processing changes we implemented to capture long-term operating efficiencies;

•	Income tax refunds of $20 million in the six months ended June 30, 2011 compared to $34 million in the six months ended June 30, 2010;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the six months ended June 30, 2011 compared to $105 million in the six months ended June 30, 2010);

•	Lower payments on reserves for restructuring charges and litigation costs of $30 million; and

•	$24 million of additional cash used in operating activities from discontinued operations.

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

The table below shows the sources of net patient revenues for our general hospitals, expressed as percentages of net patient revenues from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2011	2010	Increase (Decrease)(1)	2011	2010	Increase (Decrease)(1)
Medicare	23.6%	23.2%	0.4	23.4%	24.2%	(0.8)
Medicaid	7.5%	9.3%	(1.8)	9.6%	9.0%	0.6
Managed care	58.0%	56.5%	1.5	56.2%	56.0%	0.2
Indemnity, self-pay and other	10.9%	11.0%	(0.1)	10.8%	10.8%	—

(1)	The increase (decrease) is the difference between the 2011 and 2010 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2011	2010	Increase (Decrease)(1)	2011	2010	Increase (Decrease)(1)
Medicare	29.9%	29.7%	0.2	30.3%	30.5%	(0.2)
Medicaid	12.7%	13.1%	(0.4)	12.7%	12.8%	(0.1)
Managed care	47.7%	47.6%	0.1	47.3%	47.4%	(0.1)
Indemnity, self-pay and other	9.7%	9.6%	0.1	9.7%	9.3%	0.4

(1)	The increase (decrease) is the difference between the 2011 and 2010 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage, includes health maintenance organizations, preferred provider organizations, private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2011 and 2010 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2011	2010	2011	2010
Medicare severity-adjusted diagnosis-related group – operating	$286	$292	$595	$612
Medicare severity-adjusted diagnosis-related group – capital	26	27	53	56
Outliers	11	13	23	27
Outpatient	117	115	236	229
Disproportionate share	54	53	109	110
Direct Graduate and Indirect Medical Education(1)	27	28	55	55
Other(2)	17	7	32	21
Adjustments for prior-year cost reports and related valuation allowances	2	(14)	2	(14)

Total Medicare net patient revenues	$540	$521	$1,105	$1,096

(1)	Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.
(2)	The other revenue category includes inpatient psychiatric units, inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.6% and 9.0% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2011 and 2010, respectively. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2011 and 2010, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $159 million and $97 million, respectively, with the 2011 amount including the California and Pennsylvania revenue amounts discussed below of $63 million and $26 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The recent economic downturn has increased the budgeting pressures on most states, and these budgeting pressures have resulted and likely will continue to result in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2011 and, although most addressed projected shortfalls in their final budgets, some states are still facing budget gaps. Budget gaps, increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of Affordable Care Act and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2011 and 2010 are set forth in the table below:

	Six Months Ended June 30,
	2011		2010
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$130	$61	$70	$53
Florida	97	32	104	28
Pennsylvania	52	90	23	78
Georgia	50	21	48	16
Texas	31	60	33	56
Missouri	26	2	41	3
South Carolina	18	10	36	10
Alabama	15	—	13	—
North Carolina	12	—	14	—
Nebraska	10	3	13	3
Tennessee	5	15	6	14

	$446	$294	$401	$261

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage. The hospital fee program created by this legislation was enacted to provide these payments for up to 21 months retroactive to April 2009 and expiring on December 31, 2010. The state submitted the plan to CMS for required review and approval and, on October 7, 2010, CMS approved the fee-for-service portion of the program. On January 18, 2011, CMS issued the final required federal approval of the program, which allowed us to recognize $63 million of additional revenues, net of provider fees and other expenses, during the six months ended June 30, 2011. We made $5 million of our required payments and received approximately $59 million in additional supplemental proceeds during the six months ended June 30, 2011.

On April 7, 2011, the California Legislature approved a fee program that would provide supplemental Medi-Cal payments to hospitals retroactive to January 1, 2011 and expiring on June 30, 2011 (the “Six-Month Program”). Based on the most recent California Hospital Association model, this fee program could result in approximately $26 million of net revenues for our California hospitals in 2011. Similar to the previous fee program, CMS approval is required before the Six-Month Program may be implemented. On May 18, 2011, CMS approved certain elements of the Six-Month Program that enabled the state to commence collecting provider fees and making supplemental fee-for-service payments; however, as of June 30, 2011, CMS had not yet issued the final required approval of the Six-Month Program. Accordingly, we will recognize the additional revenues for our hospitals, net of provider fees and other expenses, in the period CMS issues final approval of the Six-Month Program. We made $44 million of our required payments and received approximately $53 million in additional supplemental proceeds during the three months ended June 30, 2011. The net $9 million of supplemental proceeds received in excess of fees paid during the three months ended June 30, 2011 is considered deferred income. We cannot provide any assurances regarding the final approval of the Six-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

During the three months ended March 31, 2011, CMS issued final approval of Pennsylvania’s Medical Assistance payment system, which includes, among other things, a provider fee program for the period July 1, 2010 through June 30, 2011. Based on estimates prepared by the Hospital Association of Pennsylvania, this program is expected to result in approximately $26 million of net revenues for our Pennsylvania hospitals in 2011. Net operating revenues in the six months ended June 30, 2011 included $26 million related to the program, of which the portion related to 2010 was approximately $13 million.

In March 2011, the State of Georgia adopted an amended budget for the state fiscal year ended June 30, 2011 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. During the six months ended June 30, 2011, we received payments to our hospitals from the

ICTF of approximately $13 million, of which $10 million was recognized in the three months ended March 31, 2011, and the portion related to 2010 was approximately $7 million. During the three months ended June 30, 2010, we recognized $11 million of ICTF funds because such funding in 2010 was approved by the State of Georgia in the three months ended June 30, 2010.

Based on a recent audit of Missouri’s 2005-2007 Medicaid plan years, it was determined that excess DSH payments were made to hospitals and that excess payments were likely in 2011. Effective June 1, 2011, the State of Missouri Department of Social Services Medicaid Division implemented an emergency rule that allows it to recoup state fiscal year 2011 (July 2010 - June 2011) DSH payments from hospitals with DSH “longfalls” (i.e., payments in excess of costs) and redistribute the funds to hospitals with DSH “shortfalls” (i.e., payments lower than costs). The state implemented this rule on an emergency basis as it allows the state to redistribute DSH payments to hospitals in accordance with CMS audit requirements. Although the state has not yet officially notified the affected hospitals of the longfall and shortfall amounts, based on information we obtained from the state, the estimated amount that we have to repay as a result of this emergency rule is approximately $10 million. We are currently challenging the recoupment and redistribution; however we cannot predict the outcome of such action. Accordingly, as of June 30, 2011, we recorded a liability of approximately $10 million for this matter.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 1, 2011, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2012 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•

A market basket increase of 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 1.0%); CMS also made certain adjustments to the estimated 3.0% market basket increase that will result in a net market basket update of 1.0%, including the following adjustments to the market basket index:

•	Market basket index and productivity reductions required by the Affordable Care Act of 0.10% and 1.0%, respectively;

•

A reduction of 2.0% to permanently remove approximately one half of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs; CMS did not indicate when it will remove the remaining 1.9%; however, CMS did indicate that it is feasible that all or most of the adjustment could be made in FFY 2013; and

•	An increase of 1.1% to correct an error in the standardized rate related to the rural floor budget neutrality adjustment that occurred in prior years;

•	A 0.34% net increase in the capital federal MS-DRG rate; and

•	A decrease in the cost outlier threshold from $23,075 to $22,385.

The Final Rule also adopts for FFY 2014 a measure relating to Medicare spending per beneficiary for both the Hospital Inpatient Quality Reporting Program and the new Hospital Inpatient Value-Based Purchasing program required by the Affordable Care Act. The new measure will assess Part A and Part B beneficiary spending during a period of time that spans from three days prior to a hospital admission through 30 days after the patient is discharged. The goal is to encourage hospitals to provide high-quality care to Medicare beneficiaries at a lower cost and to promote greater efficiencies, including measures to reduce unnecessary hospital readmissions, as described below, across patient care settings throughout the entire U.S. health care system.

CMS projects that the combined impact of the payment and policy changes will yield an average 1.2% increase in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final Rule as applied to our IPPS payments for the nine months ended June 30, 2011, the estimated annual impact for all changes in the Final Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $16 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding this estimate.

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 29, 2011, CMS issued a final rule that implements certain provisions of the Affordable Care Act and updates the prospective payment rates for the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system (“PPS”) for FFY 2012 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment changes:

•

A net payment increase for IRFs of 1.8%, which reflects a market basket index increase of 2.9%, reduced by a productivity adjustment of 1.0% and an additional 0.1%, both as required by the Affordable Care Act, and other adjustments including budget neutrality; and

•	A decrease in the outlier threshold for high cost outlier cases from $11,410 to $10,660.

The IRF-PPS Final Rule also implements Section 3004 of the Affordable Care Act, which establishes a new quality reporting program that provides for a 2% reduction in the annual IRF-PPS increase factor beginning in 2014 for IRFs that fail to report quality data.

At June 30, 2011, eight of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.2%. This estimated increase includes an average 2.3% increase for rehabilitation units in hospitals located in urban areas for FFY 2012. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the nine months ended June 30, 2011, the annual impact of the payment changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty of the factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At June 30, 2011, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Final Rule will yield an average 2.74% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.43% increase in payments for psychiatric units of acute care hospitals located in urban areas for the 15-month rate period beginning July 1, 2011. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the 12 months ended June 30, 2011, the annual impact of all payment and policy changes in the IPF-PPS Final Rule on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the factors that may influence our future IPF-PPS payments, including future legislation, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On July 1, 2011, CMS released the Proposed Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2012 Payment Rates (“Proposed OPPS Rule”). The Proposed OPPS Rule includes the following payment and policy changes:

•

A net update to OPPS payments equal to the estimated market basket of 1.5%, which takes into account a projected hospital IPPS market basket percentage increase of 2.8%, minus an estimated productivity adjustment of 1.2% and a 0.1% adjustment, both of which are necessary to comply with certain provisions of the Affordable Care Act;

•	A budget neutral reduction of 0.7% in payments for non-cancer OPPS hospitals to fund an increase in OPPS payments to cancer hospitals mandated under the Affordable Care Act; and

•	The addition of nine quality measures to the current list of 23 outpatient measures that hospitals would have to report for determining CY 2014 payments.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS Rule will yield an average 1.1% increase in payments for all hospitals and an average 1.1% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS Rule on our hospitals is a $4 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals and other factors that may influence our future OPPS payments by individual hospital, including patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Medicare Value-Based Purchasing

Section 3001 of the Affordable Care Act requires the Secretary of HHS to establish a value-based purchasing (“VBP”) program for hospital payments beginning in FFY 2013 based on hospital performance measures that are part of the hospital inpatient quality reporting program. The VBP program is intended to be budget-neutral, with 1% of IPPS payments allocated to the program in FFY 2013 and increasing over time to 2% in FFY 2017 and beyond. On April 29, 2011, CMS issued the final rule establishing the hospital VBP program under the Medicare IPPS. Under the hospital VBP program, CMS will evaluate hospitals’ performance during the period July 1, 2011 through March 31, 2012 for the FFY 2013 hospital VBP payment determination. Hospitals will receive points on each measure based on the higher of their level of (1) achievement relative to an established standard based on all other hospitals’ baseline period performance, or (2) improvement in performance from their performance during a prior baseline period. The combined scores on all the measures will be translated into value-based incentive payments for discharges occurring on or after October 1, 2012. CMS will notify each hospital of the estimated amount of its value-based incentive payment for FFY 2013 at least 60 days prior to October 1, 2012 and will notify each hospital of the exact amount of its value-based incentive payment on November 1, 2012. Although we believe that our Commitment to Quality initiatives will position our hospitals to benefit under the VBP program, we cannot predict with certainty the impact of the VBP program on our results of operations or cash flows.

Medicaid Electronic Health Record Incentive Payments

The Medicaid Electronic Health Record (“EHR”) Incentive Program provides incentive payments to eligible hospitals, physicians and certain other professionals (“Providers”) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to Providers are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so chose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments. As of June 30, 2011, CMS had approved Medicaid EHR plans in all but one state (Nebraska) in which we operate. During the six months ended June 30, 2011, we acquired certified EHR technology for all of our acute care hospitals and certain of our employed physicians. As a result, we recognized approximately $50 million of non-patient revenues related to estimated Medicaid ARRA HIT incentives ($25 million of which were recognized in the three months ended

June 30, 2011) that we expect to receive later in 2011 pursuant to the ARRA HIT programs in the various states in which we operate that received CMS approval as of June 30, 2011. These revenues offset $41 million of operating expenses we incurred in 2011 related to our overall HIT implementation program. Not all states that have CMS approval have become fully operational for providers to register for Medicaid EHR incentive payments. For those that have, we are currently collecting and submitting the information required to register our hospitals for the incentive payments. The final Medicaid incentive payment amount to which a Provider is entitled is determined by several variables that are subject to validation by the state prior to such payment being issued, as well as post-payment audits.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2011 and 2010 was $2.6 billion and $2.5 billion, respectively. Approximately 62% of our managed care net patient revenues for the six months ended June 30, 2011 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2011 and December 31, 2010, approximately 56% and 57%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of June 30, 2011, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 24 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our ability to negotiate reimbursement increases. In the six months ended June 30, 2011, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 77% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

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

Self-pay accounts pose significant collectability problems. At June 30, 2011 and December 31, 2010, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Over the longer term, several initiatives we have previously announced should help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically have been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2011 and 2010 were approximately $96 million and $97 million, respectively, and for the six months ended June 30, 2011 and 2010 were approximately $192 million and $188 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. The estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2011 and 2010 were approximately $33 million and $29 million, respectively, and for the six months ended June 30, 2011 and 2010 were approximately $63 million and $54 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues:
General hospitals	$2,301	$2,241	$4,742	$4,523
Other operations	73	62	138	119

Net operating revenues	2,374	2,303	4,880	4,642
Operating expenses:
Salaries, wages and benefits	999	969	2,034	1,956
Supplies	399	395	803	793
Provision for doubtful accounts	171	173	353	362
Other operating expenses, net	528	498	1,034	965
Depreciation and amortization	104	97	205	192
Impairment of long-lived assets and goodwill, and restructuring charges	2	(2)	10	(2)
Litigation and investigation costs	8	2	19	4

Operating income	$163	$171	$422	$372

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues:
General hospitals	96.9%	97.3%	97.2%	97.4%
Other operations	3.1%	2.7%	2.8%	2.6%

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.1%	42.1%	41.7%	42.1%
Supplies	16.8%	17.2%	16.5%	17.1%
Provision for doubtful accounts	7.2%	7.5%	7.2%	7.8%
Other operating expenses, net	22.2%	21.6%	21.2%	20.8%
Depreciation and amortization	4.4%	4.2%	4.2%	4.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	(0.1)%	0.2%	—%
Litigation and investigation costs	0.3%	0.1%	0.4%	0.1%

Operating income	6.9%	7.4%	8.6%	8.0%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (primarily ARRA HIT Medicaid incentives as discussed above, rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) revenue cycle services provided by our Conifer subsidiary. None of our individual hospitals represented more than 5% of our net operating revenues for the six months ended June 30, 2011, and only one of our individual hospitals represented more than 5% (approximately 5.7%) of our total assets, excluding goodwill and intercompany receivables, at June 30, 2011.

Net operating revenues from our other operations were $138 million and $119 million in the six months ended June 30, 2011 and 2010, respectively. The increase in net operating revenues from other operations during 2011 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
Total admissions	127,503	127,751	(0.2)%		260,852	260,350	0.2%
Paying admissions (excludes charity and uninsured)	119,097	119,185	(0.1)%		243,859	243,484	0.2%
Charity and uninsured admissions	8,406	8,566	(1.9)%		16,993	16,866	0.8%
Admissions through emergency department	76,824	74,606	3.0%		157,587	153,090	2.9%
Paying admissions as a percentage of total admissions	93.4%	93.3%	0.1	(1)	93.5%	93.5%	—	(1)
Charity and uninsured admissions as a percentage of total admissions	6.6%	6.7%	(0.1	)(1)	6.5%	6.5%	—	(1)
Emergency department admissions as a percentage of total admissions	60.3%	58.4%	1.9	(1)	60.4%	58.8%	1.6	(1)
Surgeries – inpatient	36,967	37,786	(2.2)%		73,720	75,198	(2.0)%
Surgeries – outpatient	55,283	53,499	3.3%		107,284	104,085	3.1%
Total surgeries	92,250	91,285	1.1%		181,004	179,283	1.0%
Patient days – total	605,216	614,365	(1.5)%		1,250,382	1,267,317	(1.3)%
Adjusted patient days(2)	926,328	929,186	(0.3)%		1,889,367	1,887,434	0.1%
Average length of stay (days)	4.7	4.8	(0.1	)(1)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	196,862	194,828	1.0%		397,215	390,737	1.7%
Number of acute hospitals (at end of period)	49	49	—	(1)	49	49	—	(1)
Licensed beds (at end of period)	13,420	13,420	—%		13,420	13,420	—%
Average licensed beds	13,445	13,435	0.1%		13,451	13,433	0.1%
Utilization of licensed beds(3)	49.5%	50.3%	(0.8	)(1)	51.4%	52.1%	(0.7	)(1)

(1)	The change is the difference between the 2011 and 2010 amounts shown.
(2)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
Total visits	1,015,830	988,706	2.7%		2,026,678	1,941,621	4.4%
Paying visits (excludes charity and uninsured)	912,890	883,922	3.3%		1,822,249	1,740,250	4.7%
Charity and uninsured visits	102,940	104,784	(1.8)%		204,429	201,371	1.5%
Emergency department visits	371,389	362,110	2.6%		743,047	712,430	4.3%
Surgery visits	55,283	53,499	3.3%		107,284	104,085	3.1%
Paying visits as a percentage of total visits	89.9%	89.4%	0.5	(1)	89.9%	89.6%	0.3	(1)
Charity visits and uninsured visits as a percentage of total visits	10.1%	10.6%	(0.5	)(1)	10.1%	10.4%	(0.3	)(1)

(1)	The change is the difference between 2011 and 2010 amounts shown.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Net operating revenues	$2,374	$2,303	3.1%	$4,880	$4,642	5.1%
Revenues from the uninsured	$149	$163	(8.6)%	$299	$324	(7.7)%
Net inpatient revenues(1)	$1,497	$1,478	1.3%	$3,150	$3,022	4.2%
Net outpatient revenues(1)	$751	$733	2.5%	$1,484	$1,439	3.1%

(1)	Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $64 million and $65 million for the three months ended June 30, 2011 and 2010, respectively, and $134 million and $132 million for the six months ended June 30, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $85 million and $98 million for the three months ended June 30, 2011 and 2010, respectively, and $165 million and $192 million for the six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$11,741	$11,569	1.5%	$12,076	$11,607	4.0%
Net inpatient revenue per patient day	$2,473	$2,406	2.8%	$2,519	$2,385	5.6%
Net outpatient revenue per visit	$739	$741	(0.3)%	$732	$741	(1.2)%
Net patient revenue per adjusted patient admission(1)	$11,419	$11,348	0.6%	$11,666	$11,417	2.2%
Net patient revenue per adjusted patient day(1)	$2,427	$2,380	2.0%	$2,453	$2,364	3.8%

(1)	Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
Salaries, wages and benefits	$999	$969	3.1%	$2,034	$1,956	4.0%
Supplies	399	395	1.0%	803	793	1.3%
Other operating expenses	528	498	6.0%	1,034	965	7.2%

Total	$1,926	$1,862	3.4%	$3,871	$3,714	4.2%
Rent/lease expense(1)	$35	$33	6.1%	$70	$66	6.1%
Salaries, wages and benefits per adjusted patient day(2)	$1,078	$1,043	3.4%	$1,077	$1,036	4.0%
Supplies per adjusted patient day(2)	431	425	1.4%	425	420	1.2%
Other operating expenses per adjusted patient day(2)	570	536	6.3%	547	512	6.8%

Total per adjusted patient day	$2,079	$2,004	3.7%	$2,049	$1,968	4.1%

(1)	Included in other operating expenses.
(2)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)		2011	2010	Increase (Decrease)
Provision for doubtful accounts	$171	$173	(1.2)%		$353	$362	(2.5)%
Provision for doubtful accounts as a percentage of net operating revenues	7.2%	7.5%	(0.3	)(1)	7.2%	7.8%	(0.6	)(1)
Collection rate on self-pay accounts(2)	27.9%	29.5%	(1.6	)(1)	27.9%	29.5%	(1.6	)(1)
Collection rate from managed care payers	98.3%	98.2%	0.1	(1)	98.3%	98.2%	0.1	(1)

(1)	The change is the difference between the 2011 and 2010 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Revenues

During the three months ended June 30, 2011, net operating revenues from continuing operations increased 3.1%, which included a 1.7% increase in net patient revenues, compared to the three months ended June 30, 2010.

Our net inpatient revenues for the three months ended June 30, 2011 increased by 1.3% compared to the three months ended June 30, 2010. Several factors impacted our net inpatient revenues in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, including:

•

A $1 million unfavorable patient revenue adjustment in the three months ended June 30, 2011 related to the portion of our bad debts that would not be reimbursed by Medicare compared to $8 million in the three months ended June 30, 2010;

•

An unfavorable patient revenue adjustment of approximately $20 million in the three months ended June 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals;

•	Improved managed care pricing as a result of renegotiated contracts;

•	An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•

Medicaid DSH payments and other state-funded subsidy revenues of $29 million in the three months ended June 30, 2011 compared to $58 million in the three months ended June 30, 2010. This decrease is primarily attributable to (i) a $10 million unfavorable adjustment in the three months ended June 30, 2011 due to a new regulation issued by the State of Missouri, and (ii) the approval of Georgia’s program in a different quarter in 2011 compared to 2010. The Georgia program for 2011 was approved during the three months ended March 31, 2011, while the 2010 program was approved in the three months ended June 30, 2010. This timing difference resulted in revenue of $10 million and $3 million ($13 million in the aggregate) being recognized in the three months ended March 31, 2011 and June 30, 2011, respectively, compared to $11 million of such revenue being recognized in the three months ended June 30, 2010.

Patient days decreased by 1.5% and total admissions decreased by 0.2% during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. We believe the following factors contributed to the decreases in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines.

Net outpatient revenues and total outpatient visits increased 2.5% and 2.7%, respectively, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Outpatient revenues and volumes were favorably impacted by the acquisitions of various outpatient centers during 2010 and 2011. Outpatient revenue per visit declined 0.3% primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the three months ended June 30, 2011 as compared to the same period in 2010.

Net operating revenues in the three months ended June 30, 2011 included $25 million of non-patient revenue related to estimated state Medicaid ARRA HIT incentives as discussed above.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues was flat for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Salaries, wages and benefits per adjusted patient day increased 3.4% in the three months ended June 30, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of employed physicians, increased overtime costs, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by a reduction in annual incentive compensation expense, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Salaries, wages and benefits expense for the three months ended June 30, 2011 and 2010 included stock-based compensation expense of $5 million and $6 million, respectively.

As of June 30, 2011, approximately 20% of the employees at our hospitals and related health care facilities were represented by various labor unions. To date, labor unions represent registered nurses, service and maintenance workers, and other employees at 15 of our general hospitals, the majority of which are in California. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees have chosen union representation in 2011 . At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. In addition, under the current terms of our peace accords with two labor unions, five of our general hospitals may be subject to union organizing activities during the remainder of 2011 and three of our hospitals are currently facing active campaigns.

Supplies

Supplies expense as a percentage of net operating revenues was 16.8% for the three months ended June 30, 2011 compared to 17.2% for the three months ended June 30, 2010. Supplies expense per adjusted patient day increased by 1.4% in the three months ended June 30, 2011 compared to the same period in 2010. Supplies expense was unfavorably impacted by the higher cost of orthopedic supplies and increased cost of surgical supplies, partially offset by decreases in cardiology-related costs due to renegotiated prices and lower volume levels. The supplies expense changes are primarily attributable to changes in our patient volume levels in the 2011 period compared to the 2010 period. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

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

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.2% for the three months ended June 30, 2011 compared to 7.5% for the three months ended June 30, 2010. Key factors contributing to the change in the provision for doubtful accounts for the three months ended June 30, 2011 compared to the same period in 2010 include (i) a $14 million decrease in revenues from the uninsured in the 2011 period compared to the same period in 2010, (ii) the favorable impact of various settlements of aged managed care accounts in the 2011 period, (iii) a $28 million favorable adjustment in the 2010 period for Medicare bad debts to be claimed on our cost reports compared to $3 million in the 2011 period, and (iv) a 160 basis point decline in our collection rate on self-pay accounts compared to the 2010 period. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.9% as of June 30, 2011 from 29.5% as of June 30, 2010.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$179	$—	$179	$159	$—	$159
Medicaid	124	—	124	118	—	118
Net cost report settlements payable and valuation allowances	(42)	—	(42)	(26)	—	(26)
Managed care	787	78	709	714	60	654
Self-pay uninsured	182	164	18	194	172	22
Self-pay balance after insurance	130	77	53	119	66	53
Estimated future recoveries from accounts assigned to collection agency subsidiary	49	—	49	33	—	33
Other payers	202	31	171	168	39	129

Total continuing operations	1,611	350	1,261	1,479	337	1,142
Total discontinued operations	11	14	(3)	16	15	1

	$1,622	$364	$1,258	$1,495	$352	$1,143

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2011, our collection rate on self-pay accounts was approximately 27.9%, including collections from point-of-service through collections by our collection agency subsidiary. We have experienced a downward trend in our self-pay collection rate as follows: 29.9% at March 31, 2010; 29.5% at June 30, 2010; 29.1% at September 30, 2010; 28.3% at December 31, 2010; and 27.9% at March 31, 2011. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our collection agency subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at June 30, 2011, a hypothetical 10% decline in our self-pay collection rate, or approximately 3%, would result in an unfavorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.3% at June 30, 2011 and 98.4% at December 31, 2010, which includes collections from point-of-service through collections by our collection agency subsidiary. We experienced a temporary slowdown in collections related to commercial and governmental managed care accounts receivable in the six months ended June 30, 2011 as a result of a revenue cycle operational realignment we initiated that resulted in the closure of two of our service centers, which we anticipate will create long-term operating efficiencies.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer, based on our most recent data, of our net accounts receivable from continuing operations of $1.303 billion and $1.168 billion at June 30, 2011 and December 31, 2010, respectively, excluding cost report settlements payable and valuation allowances of $42 million and $26 million at June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	88%	70%	75%	35%	69%
61-120 days	6%	20%	14%	21%	15%
121-180 days	6%	10%	6%	11%	8%
Over 180 days	—%	—%	5%	33%	8%

Total	100%	100%	100%	100%	100%

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	40%	74%
61-120 days	3%	22%	12%	20%	13%
121-180 days	1%	8%	4%	10%	5%
Over 180 days	—%	—%	5%	30%	8%

Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 48 days at June 30, 2011 and 46 days at December 31, 2010, within our target of less than 50 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2011, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.0 billion related to our continuing operations being pursued by our collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 90% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of net accounts receivable in our MEP, still awaiting determination of eligibility under a government program at June 30, 2011 and December 31, 2010, by aging category:

	June 30, 2011	December 31, 2010
0-60 days	$77	$100
61-120 days	14	21
121-180 days	6	8
Over 180 days(1)	—	—

Total	$97	$129

(1)	Includes accounts receivable of $15 million at June 30, 2011 and $13 million at December 31, 2010 that are fully reserved.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 22.2% in the three months ended June 30, 2011 compared to 21.6% in the three months ended June 30, 2010. Other operating expenses per adjusted patient day increased by 6.3% in the three months ended June 30, 2011 as compared to the same period in 2010. This change is due to increased physician and medical fees ($8 million), higher malpractice expense ($7 million, which includes $5 million of expense due to a 40 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities), increased systems implementation costs and information technology service contract expenses primarily related to our HIT implementation program ($6 million), increased physician relocation costs ($3 million) and increased hospital provider fees assessed by certain states in which we operate ($3 million, which were substantially offset by additional DSH payments recognized in net patient revenues). These increases were partially offset by $4 million of lower consulting costs in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the three months ended June 30, 2011, we recorded net impairment and restructuring charges of $2 million, consisting of an impairment charge of $1 million related to a cost basis investment and $1 million of employee severance and other related costs. During the three months ended June 30, 2010, we recorded $2 million of impairment credits related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the three months ended June 30, 2011 were $8 million compared to $2 million for the three months ended June 30, 2010. The 2011 amount is comprised of costs associated with the unsolicited acquisition proposal we received in November 2010, a settlement with the California Nurses Association and costs to defend the Company in various matters described in Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $98 million compared to $107 million for the three months ended June 30, 2010. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2010 and the impact of our interest rate swap agreement. During the three months ended June 30, 2011, our interest rate swap agreement generated approximately $4 million of cash interest savings. See Note 5 to the Condensed Consolidated Financial Statements for additional information about this agreement.

Income Tax Expense

During the three months ended June 30, 2011, we recorded income tax expense of $18 million compared to $20 million during the three months ended June 30, 2010. The decrease in income tax expense in the 2011 period is due to the reduction in our estimated liabilities for uncertain tax positions, partially offset by the elimination of substantially all of our valuation allowance for deferred tax assets during the three months ended September 30, 2010. We now recognize income tax expense that includes little or no change in the deferred tax valuation allowance, whereas in the 2010 period the tax impact associated with our earnings was substantially offset by the change in the deferred tax valuation allowance. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Revenues

During the six months ended June 30, 2011, net operating revenues from continuing operations increased 5.1%, which included a 3.9% increase in net patient revenues, compared to the six months ended June 30, 2010.

Our net inpatient revenues for the six months ended June 30, 2011 increased by 4.2% compared to the six months ended June 30, 2010. Several factors impacted our net inpatient revenues in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, including:

•

$63 million of additional revenues, net of provider fees and other expenses, related to the California hospital fee program, which was recorded in the six months ended June 30, 2011 because CMS issued the final required federal approval of the program on January 18, 2011;

•	Improved managed care pricing as a result of renegotiated contracts;

•

A $2 million unfavorable patient revenue adjustment in the six months ended June 30, 2011 related to the portion of our bad debts that would not be reimbursed by Medicare compared to $8 million in the six months ended June 30, 2010;

•

An unfavorable patient revenue adjustment of approximately $20 million in the six months ended June 30, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals; and

•	An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions.

Patient days decreased by 1.3%, while total admissions increased by 0.2%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines.

Net outpatient revenues and total outpatient visits increased 3.1% and 4.4%, respectively, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Outpatient revenues and volumes were favorably impacted by the acquisitions of various outpatient centers during 2010 and 2011. Outpatient revenue per visit declined 1.2% primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the six months ended June 30, 2011 as compared to the same period in 2010.

Net operating revenues in the six months ended June 30, 2011 included $50 million of non-patient revenue related to estimated state Medicaid ARRA HIT incentives as discussed above.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Salaries, wages and benefits per adjusted patient day increased 4.0% in the three months ended June 30, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of employed physicians, increased overtime costs, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by a reduction in annual incentive compensation expense, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Salaries, wages and benefits expense for the six months ended June 30, 2011 and 2010 included stock-based compensation expense of $12 million and $13 million, respectively.

Supplies

Supplies expense as a percentage of net operating revenues was 16.5% for the six months ended June 30, 2011 compared to 17.1% for the six months ended June 30, 2010. Supplies expense per adjusted patient day increased by 1.2% in the six months ended June 30, 2011 compared to the same period in 2010. Supplies expense was unfavorably impacted by the higher cost of pharmaceuticals, higher cost of orthopedic supplies and increased cost of surgical supplies, partially offset by decreases in cardiology-related costs due to renegotiated prices and lower volume levels. The supplies expense changes are primarily attributable to changes in our patient volume levels in the 2011 period compared to the 2010 period. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues was 7.2% for the six months ended June 30, 2011 compared to 7.8% for the six months ended June 30, 2010. Key factors contributing to the change in the provision for doubtful accounts for the six months ended June 30, 2011 compared to the same period in 2010 include (i) a $25 million decrease in revenues from the uninsured in the 2011 period compared to the same period in 2010, (ii) a $6 million favorable adjustment in the 2011 period for Medicare bad debts to be claimed on our cost reports compared to $28 million in the 2010 period, and (iii) a 160 basis point decline in our collection rate on self-pay accounts compared to the 2010 period. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.9% as of June 30, 2011 from 29.5% as of June 30, 2010.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 21.2% in the six months ended June 30, 2011 compared to 20.8% in the six months ended June 30, 2010. Other operating expenses per adjusted patient day increased by 6.8% in the six months ended June 30, 2011 as compared to the same period in 2010. This increase is due to a $23 million increase in malpractice expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in malpractice expense is primarily attributable to several large unfavorable case reserve adjustments in the 2011 period as compared to the prior-year period, as well as the $3 million unfavorable impact of a 21 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities in the six months ended June 30, 2011. There were also increases in physician and medical fees ($14 million), increased systems implementation costs and information technology service contract expenses primarily related to our HIT implementation program ($14 million), increased physician relocation costs ($6 million), increased hospital provider fees assessed by certain states in which we operate ($5 million, which were substantially offset by additional DSH payments recognized in net patient revenues), and increased repairs and maintenance expense ($4 million). These increases were partially offset by $7 million of lower consulting costs and a favorable adjustment of $6 million relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents, which was recorded in the six months ended June 30, 2011.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges

During the six months ended June 30, 2011, we recorded net impairment and restructuring charges of $10 million, consisting of an impairment charge of $1 million related to a cost basis investment, $4 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs. During the six months ended June 30, 2010, we recorded $2 million of impairment credits related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

Litigation and Investigation Costs

Litigation and investigation costs in continuing operations for the six months ended June 30, 2011 were $19 million compared to $4 million for the six months ended June 30, 2010. The 2011 amount is comprised of costs associated with the unsolicited acquisition proposal we received in November 2010, a settlement with the California Nurses Association and costs to defend the Company in various matters described in Note 11 to the Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for each of the six months ended June 30, 2011 and 2010 was $216 million. During the six months ended June 30, 2011, interest expense included approximately $19 million in aggregate losses from mark-to-market adjustments of our interest rate swap agreement and the change in fair value of the long-term debt hedged by the interest rate swap agreement. The impact of the mark-to-market adjustments was offset by the decrease in interest expense related to our repurchases of outstanding senior notes during 2010 and a $7 million reduction in cash interest expense in the six months ended June 30, 2011 as a result of our interest rate swap agreement. See Note 5 to the Condensed Consolidated Financial Statements for additional information about this agreement.

Income Tax Expense

During the six months ended June 30, 2011, we recorded income tax expense of $69 million compared to $23 million during the six months ended June 30, 2010. The increase in income tax expense in the 2011 period is primarily due to the elimination of substantially all of our valuation allowance for deferred tax assets during the three months ended September 30, 2010. We now recognize income tax expense that includes little or no change in the deferred tax valuation allowance, whereas in the 2010 period the tax impact associated with our earnings was substantially offset by the change in the deferred tax valuation allowance. See Note 12 to the Condensed Consolidated Financial Statements for additional detail about these amounts.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Tenet Healthcare Corporation common shareholders	$55	$25	$128	$113
Less: Net income attributable to noncontrolling interests	(2)	(4)	(5)	(5)
Preferred stock dividends	(6)	(6)	(12)	(12)
Income (loss) from discontinued operations, net of tax	15	(10)	6	(5)

Income from continuing operations	48	45	139	135
Income tax expense	(18)	(20)	(69)	(23)
Investment earnings	1	1	2	2
Interest expense	(98)	(107)	(216)	(216)

Operating income	163	171	422	372
Litigation and investigation costs	(8)	(2)	(19)	(4)
Impairment of long-lived assets and goodwill, and restructuring charges	(2)	2	(10)	2
Depreciation and amortization	(104)	(97)	(205)	(192)

Adjusted EBITDA	$277	$268	$656	$566

Net operating revenues	$2,374	$2,303	$4,880	$4,642

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.7%	11.6%	13.4%	12.2%

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

The following table shows the reconciliation of Adjusted Free Cash Flow to net cash provided by operating activities (the most comparable GAAP term) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$178	$191	$176	$169
Less:
Payments against reserves for restructuring charges and litigation costs	(14)	(27)	(21)	(51)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(6)	3	(19)	5

Adjusted net cash provided by operating activities – continuing operations	198	215	216	215
Purchases of property and equipment – continuing operations	(82)	(70)	(198)	(148)
Construction of new and replacement hospitals	—	(7)	—	(12)

Adjusted Free Cash Flow – continuing operations	$116	$138	$18	$55

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Certain of our obligations to make future cash payments under contracts as disclosed in our Annual Report increased during the three months ended June 30, 2011, primarily due to a five-year extension of our existing outsourcing contract for information technology services through 2021, as well as commitments for future professional services under the same contract to be provided to us related to our initiative to achieve full compliance with the ARRA HIT requirements. Our increased cash obligations under this contract approximate $1 billion. In addition, during the three months ended June 30, 2011, we entered into three contractual agreements for an aggregate commitment of $41 million for future professional services to be provided to us and licensed software fees related to our ARRA HIT initiative. During the three months ended June 30, 2011, we also entered into non-cancellable capital leases of approximately $11 million, primarily for equipment.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2011, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.4x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $198 million and $160 million in the six months ended June 30, 2011 and 2010, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2011 will total approximately $475 million to $525 million, including $91 million that was accrued as a liability at December 31, 2010. Our anticipated 2011 capital expenditures include approximately $1 million to meet seismic requirements for our California facilities. We currently estimate spending a total of approximately $31 million (of which approximately $27 million was spent prior to January 1, 2011) to comply with the requirements under California’s seismic regulations. Our budgeted capital expenditures for the year ending December 31, 2011 also include approximately $12 million to improve disability access at certain of our facilities as a result of a consent decree in a class action lawsuit. We expect to spend approximately $100 million more on such improvements over the next five years.

During the six months ended June 30, 2011, we acquired two diagnostic imaging centers – one in Florida and one in South Carolina, a majority interest in a diagnostic imaging center in Georgia, an oncology center in Texas, a physician practice entity in North Carolina and a majority interest in three ambulatory surgery centers – two in Texas and one in South Carolina, for an aggregate purchase price of $42 million, which we funded with cash on hand. These acquisitions were made in furtherance of our efforts to expand our outpatient services and increase our outpatient revenues.

Interest payments, net of capitalized interest, were $182 million and $201 million in the six months ended June 30, 2011 and 2010, respectively.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of June 30, 2011, the variable rate was approximately 7.00%.

Income tax refunds, net of tax payments, were approximately $20 million in the six months ended June 30, 2011 compared to $34 million during the six months ended June 30, 2010.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2011 was primarily derived from cash on hand. We had approximately $264 million of cash and cash equivalents on hand at June 30, 2011 to fund our operations and capital expenditures.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $176 million in the six months ended June 30, 2011 compared to $169 million in the six months ended June 30, 2010. Key positive and negative factors contributing to the change between the 2011 and 2010 periods include the following:

•

Increased income from continuing operations before income taxes of $90 million, excluding interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the six months ended June 30, 2011 compared to the six months ended June 30, 2010;

•	Lower interest payments of $19 million;

•	Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

•

$9 million of Medicaid DSH and other state-funded subsidy revenues related to Pennsylvania’s Medical Assistance program recognized in the six months ended June 30, 2011 that are expected to be collected later in 2011;

•	a $50 million receivable recorded in the six months ended June 30, 2011 that is expected to be collected later in 2011 related to state Medicaid ARRA HIT incentives;

•

a $6 million receivable recorded in the six months ended June 30, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents that we now expect to be refunded to us in 2012; and

•

$61 million of reduced net cash flows in the 2011 period compared to the 2010 period related to accounts receivable and accounts payable primarily due a temporary delay in payments from a government payer due to its system processing issues, as well as a temporary delay in the adjudication of insurance accounts receivable due to processing changes we implemented to capture long-term operating efficiencies;

•	Income tax refunds of $20 million in the six months ended June 30, 2011 compared to $34 million in the six months ended June 30, 2010;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the six months ended June 30, 2011 compared to $105 million in the six months ended June 30, 2010);

•	Lower payments on reserves for restructuring charges and litigation costs of $30 million; and

•	$24 million of additional cash used in operating activities from discontinued operations.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $198 million and $160 million in the six months ended June 30, 2011 and 2010, respectively, including approximately $12 million in the six months ended June 30, 2010 for construction of a replacement hospital for our East Cooper Regional Medical Center in Mount Pleasant, South Carolina.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. The share repurchase program does not obligate us to acquire any specific number of shares and may be modified, suspended or discontinued at any time. The share repurchase program will expire on May 9, 2012. Pursuant to the share repurchase program, we paid $72 million to repurchase a total of 11,464,429 shares during the three months ended June 30, 2011.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (“Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement is scheduled to expire on October 19, 2015; however, this date could be accelerated to as early as the fourth quarter of 2014 if 80% of our notes due in 2015 are not repaid, defeased or refinanced 60 business days prior to their maturity. We are in compliance with all covenants and conditions in our Credit Agreement. For additional information regarding the Credit Agreement, see Note 5 to the accompanying Condensed Consolidated Financial Statements. Our borrowing availability under the Credit Agreement was $581 million based on our borrowing base calculation as of June 30, 2011. There were no cash borrowings outstanding under the revolving credit facility at June 30, 2011, and we had approximately $174 million of standby letters of credit outstanding.

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of June 30, 2011, the variable rate was approximately 7.00%.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that could cause us to use our senior secured revolving credit facility as a source of liquidity. During 2011, we could be required to pay the Medicare program approximately $50 million (which we reserved for in prior years) as a result of the SSI matter described under “Disproportionate Share Hospital Payments” in our Annual Report unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to its removal of the moratorium on cost report settlements. We would be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results from continuing operations for the six months ended June 30, 2011 and 2010 include $510 million and $492 million, respectively, of net operating revenues and $70 million and $58 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or incur expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $257 million of standby letters of credit outstanding and guarantees as of June 30, 2011.

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

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2011. The fair values were determined based on quoted market prices for the same or similar instruments. At June 30, 2011, we had no borrowings with variable interest rates other than the effect of the interest rate swap agreement described below.

	Maturity Date, Years Ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$71	$63	$221	$60	$1,189	$2,671	$4,275	$4,554
Average effective interest rates	7.0%	6.9%	7.8%	10.2%	10.9%	9.8%	9.9%

At June 30, 2011, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2011, the net accumulated unrealized losses related to our captive insurance companies’ investment portfolios were less than $1 million.

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

We entered into an interest rate swap agreement, effective February 14, 2011, for an aggregate notional amount of $600 million. The interest rate swap agreement is designated as a fair value hedge and is being used to manage our exposure to future changes in interest rates. It has the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expect will substantially offset each other, will be recorded in interest expense. As of June 30, 2011, the variable rate was approximately 7.00%.

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

During the second quarter of 2011, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Because we provide health care services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 11 to the Condensed Consolidated Financial Statements included in this report;

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report”); and

•	Part II, Item 1, Legal Proceedings, of our subsequent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (“March 10-Q”).

Except as set forth below, there have been no material changes to the legal proceedings we previously disclosed in our Annual Report and March 10-Q during the quarter ended June 30, 2011.

SHAREHOLDER SUITS

In May and July 2011, five previously reported lawsuits filed in connection with an unsolicited proposal to acquire the Company were dismissed at the request of the separate plaintiffs. As previously reported, a sixth lawsuit was dismissed by the Second Judicial Court in the State of Nevada in March 2011. No shareholder suits remain outstanding at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. The share repurchase program does not obligate us to acquire any specific number of shares and may be modified, suspended or discontinued at any time. The share repurchase program will expire on May 9, 2012. Information concerning the repurchases of our common stock during the three months ended June 30, 2011 appears under Part I, Item 1, of this report under Note 8 – Equity, and is incorporated herein by reference.

ITEM 6.	EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	(a)	Amendment dated as of May 6, 2011 to the Section 382 Rights Agreement, dated as of January 7, 2011, between the Registrant and the Bank of New York Mellon, as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated May 6, 2011 and filed May 12, 2011)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	(a)	Certification of Trevor Fetter, President and Chief Executive Officer

	(b)	Certification of Biggs C. Porter, Chief Financial Officer

(32)	Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer

(101 INS)	XBRL Instance Document*

(101 SCH)	XBRL Taxonomy Extension Schema Document*

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 1, 2011	By:	/S/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)