Form 10-K
period 2011-12-31
TENET HEALTHCARE CORP
filed 2012-02-28
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2011, there were 478,731,869 shares of common stock, $0.05 par value, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2011, based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day, was approximately $2,576,016,843. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2011 have been deemed affiliates. As of January 31, 2012, there were 409,993,592 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Tenet Healthcare Corporation is an investor-owned health care services company whose subsidiaries and affiliates own and operate acute care hospitals, ambulatory surgery centers, diagnostic imaging centers and related health care facilities. Unless the context otherwise requires, Tenet and its subsidiaries are referred to herein as “Tenet,” the “Company,” “we” or “us.”

Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment, as well as outpatient services. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers.

At December 31, 2011, our subsidiaries operated 50 hospitals, including four academic medical centers and a critical access hospital, with a combined total of 13,453 licensed beds, serving primarily urban and suburban communities in 11 states. Of those hospitals, 45 were owned by our subsidiaries and five were owned by third parties and leased by our subsidiaries. In addition, at December 31, 2011, our subsidiaries operated a long-term acute care hospital and owned or leased and operated 32 medical office buildings, all of which were located on, or nearby, our hospital campuses.

Our subsidiaries also operated 98 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers and urgent care centers, as well as one free-standing emergency department, in 12 states at December 31, 2011. In recent years, we have increased our efforts to expand our outpatient services through organic growth and the acquisition of selected outpatient businesses. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time.

Furthermore, we intend to continue expanding our revenue cycle management, health care information management, and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. We are also seeking to develop Conifer’s management services business, which provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk. At December 31, 2011, Conifer provided services to more than 300 Tenet and non-Tenet hospitals and other health care organizations. We believe Conifer has the potential over time to generate high margins and improve our results of operations.

In addition, our subsidiaries own an interest in a health maintenance organization and operate occupational and rural health care clinics, physician practices, and captive insurance companies. All of these pursuits comprise a minor portion of our business.

We are committed to providing the communities our hospitals, outpatient centers and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. Our operating strategies for accomplishing this mission in the complex and competitive health care industry are discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. We adjust our strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the results achieved by our various efforts.

OPERATIONS

Our continuing operations are structured as follows:

•                    Our California region includes all of our hospitals in California, as well as our hospital in Nebraska;

•                    Our Central region includes all of our hospitals in Missouri, Tennessee and Texas;

•                    Our Florida region includes all of our hospitals in Florida; and

•                    Our Southern States region includes all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

The regions described above report directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

We seek to operate our hospitals in a manner that positions them to compete effectively in an evolving health care environment. From time to time, we also: build new hospitals; make strategic acquisitions of hospitals, outpatient businesses, physician practices, and other health care assets and companies; and enter into partnerships or affiliations with health care businesses – in each case in markets where we believe our operating strategies can improve performance and create shareholder value. During the year ended December 31, 2011, we acquired 15 outpatient centers – four diagnostic imaging centers, a majority interest in one other diagnostic imaging center, three oncology centers, an urgent care center, a majority interest in five ambulatory surgery centers, and a majority interest in one other ambulatory surgery center in which we previously held a minority interest. In 2011, we also acquired 26 physician practice entities. All of these acquisitions were in furtherance of our efforts to expand our outpatient services and increase our outpatient revenues.

Our hospitals classified in continuing operations for financial reporting purposes generated in excess of 96% of our net operating revenues before provision for doubtful accounts for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment, economic conditions and demographics of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) any unfavorable publicity about us, which impacts our relationships with physicians and patients; (10) changes in health care regulations; and (11) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of our hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neuroscience. Two of our hospitals — St. Louis University Hospital and Hahnemann University Hospital — offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. St. Christopher’s Hospital for Children provides tertiary and quaternary pediatric services, including bone marrow and kidney transplants, as well as burn services. Sierra Medical Center and Good Samaritan Medical Center offer gamma-knife brain surgery; and St. Louis University Hospital offers cyberknife radiation therapy for tumors and lesions nearly anywhere in the body, including in the brain, lung, neck and spine, that may have been previously considered inoperable or inaccessible by traditional radiation therapy. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

Many of our hospitals also offer a wide range of clinical research studies, giving patients access to innovative care. We are committed to supporting this innovation, while ensuring that billing compliance and other regulations are followed. Current clinical research programs relate to a wide array of ailments, including cardiovascular disease, pulmonary disease, musculoskeletal disorders, neurological disorders, genitourinary disease and various cancers, as well as medical device studies. By supporting clinical research, our hospitals are actively involved in medical advancements that can lead to improvements in patient safety and clinical care.

Each of our acute care hospitals is accredited by the Joint Commission (formerly, the Joint Commission on Accreditation of Healthcare Organizations) or the American Osteopathic Association (in the case of one hospital). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals owned or leased and operated by our subsidiaries as of December 31, 2011:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	631	Owned

California
Desert Regional Medical Center(1)	Palm Springs	387	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
John F. Kennedy Memorial Hospital	Indio	156	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
North Shore Medical Center — FMC Campus	Lauderdale Lakes	459	Owned
Palm Beach Gardens Medical Center(2)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	463	Owned
West Boca Medical Center	Boca Raton	195	Owned

Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital(2)	Roswell	202	Leased
South Fulton Medical Center	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(3)	Jackson	25	Leased

Missouri
Des Peres Hospital	St. Louis	143	Owned
St. Louis University Hospital	St. Louis	356	Owned

Nebraska
Creighton University Medical Center(4)	Omaha	334	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(2)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Hospital	Location	Licensed Beds	Status
Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital — Bartlett	Bartlett	100	Owned

Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(5)	Houston	430	Owned
Lake Pointe Medical Center(6)	Rowlett	112	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	351	Owned
Sierra Providence East Medical Center	El Paso	110	Owned

(1)	Lease expires in 2027.
(2)

The current lease terms for Palm Beach Gardens Medical Center, North Fulton Regional Hospital and Frye Regional Medical Center expire in February 2014, but may be renewed through at least February 2039, in each case subject to certain conditions contained in the respective leases.

(3)

Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital. Although it has not sought to be accredited, the hospital participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation. The current lease term for this facility expires in December 2016, but may be renewed through December 2046, subject to certain conditions contained in the lease.

(4)	Owned by a limited liability company in which a Tenet subsidiary owned a 74.06% interest at December 31, 2011 and is the managing member.
(5)	Owned by a limited liability company in which a Tenet subsidiary owned an 86.18% interest at December 31, 2011 and is the managing member.
(6)	Owned by a limited liability company in which a Tenet subsidiary owned a 94.59% interest at December 31, 2011 and is the managing member.

As of December 31, 2011, the largest concentrations of licensed beds in our hospitals were in Florida (25.9%), Texas (19.5%) and California (17.4%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected. None of our individual hospitals represented more than 5% of our net operating revenues for the year ended December 31, 2011, and only one of our individual hospitals represented more than 5% (approximately 5.8%) of our total assets, excluding goodwill and intercompany receivables, at December 31, 2011.

The following table presents the number of hospitals operated by our subsidiaries, as well as the total number of licensed beds at those facilities, at December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Total number of facilities(1)	50	50	51
Total number of licensed beds(2)	13,453	13,428	13,601

(1)              Includes all general hospitals and our critical access facility, as well as one facility at December 31, 2009 that is classified in discontinued operations for financial reporting purposes as of December 31, 2011.

(2)              Information regarding utilization of licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

PROPERTIES

Description of Real Property. The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2011 are set forth in the table beginning on page 3. At December 31, 2011, our subsidiaries also operated 32 medical office buildings, all of which were located on, or nearby, our hospital campuses. Of those medical office buildings, 23 were owned by our subsidiaries and 9 were owned by third parties and leased by our subsidiaries.

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

Obligations Relating to Real Property. As of December 31, 2011, we had approximately $7 million of outstanding loans secured by property and equipment, and we had approximately $25 million of capital lease obligations. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

Regulations Affecting Real Property. We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act, and various environmental laws and regulations.

The State of California has established standards intended to ensure that all hospitals in the state withstand earthquakes and other seismic activity without collapsing or posing the threat of significant loss of life. To date, we have spent a total of approximately $28 million to comply with the requirements under California’s seismic regulations. We do not expect to incur material additional costs, however, because all of our general acute care hospitals in California are now in compliance with the current seismic requirements. In addition to safety standards, over time, hospitals must also meet performance standards meant to ensure that they are generally capable of providing medical services to the public after an earthquake or other disaster. Ultimately, all general acute care hospitals in California must meet these seismic performance standards by 2030 to remain open. We expect to meet California’s seismic performance standards by the 2030 deadline; however, we are unable to estimate the cost of compliance at this time.

The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Through December 31, 2011, we spent approximately $41 million on corrective work to improve disability access at our facilities, and we expect to spend approximately $88 million more on such improvements over the next four years pursuant to the terms of a negotiated consent decree.

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

Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs in each of the last three years, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are causing them to consider alternatives, including leaving private practice for employed physician arrangements, relocating their practices or retiring sooner than expected.

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

The number of our employees (of which approximately 24% were part-time employees) at December 31, 2011 was as follows:

Hospitals, outpatient centers and other related health care facilities(1)	56,961
Administrative offices	744
Total	57,705

(1)              Includes employees whose employment related to the operations of our general hospitals, critical access facility, long-term acute care hospital, ambulatory surgery centers, diagnostic imaging centers, occupational and rural health care clinics, physician practices, Conifer collection agency subsidiary and other health care operations.

At December 31, 2011, the largest concentrations of our employees (excluding employees in our administrative offices) were in those states where we had the largest concentrations of licensed hospital beds, as shown in the table below:

	% of Employees	% of Licensed Beds
Florida	21.3%	25.9%
California	20.6%	17.4. %
Texas	16.5%	19.5%

Union Activity and Labor Relations. As of December 31, 2011, approximately 25% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 22 of our hospitals, the majority of which are in California and Florida. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees chose union representation in 2011. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Moreover, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future.

Shortage of Experienced Nurses and Mandatory Nurse-Staffing Ratios. In addition to union activity, factors that adversely affect our labor costs include the nationwide shortage of experienced nurses and the enactment of state laws regarding nurse-staffing ratios. Like others in the health care industry, we continue to experience a shortage of experienced nurses in certain key specialties and geographic areas. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. We continually monitor our nurse-staffing ratios in California in an effort to achieve full compliance with the state-mandated nurse-staffing ratios there. Nurse-staffing ratio legislation has been proposed in, but not yet enacted by, Congress and other states besides California in which we operate hospitals, including Florida and Pennsylvania. In 2009, Texas passed the Hospital Safe Staffing Law, which mandates the creation of nurse staffing committees at Texas hospitals and outlines each hospital’s responsibility to adopt, implement and enforce an official nurse staffing plan, but does not mandate staffing ratios. Also in 2009, the Missouri Department of Health and Senior Services adopted hospital nursing services regulations that are similar to the Texas requirements with respect to nurse staffing.

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience salary, wage and benefit pressures created by the shortage of experienced nurses throughout the country and state-mandated nurse-staffing ratios, particularly in California. In response, we have increased our efforts to recruit and retain experienced nurses and also to address workforce development with local schools of nursing. We expect that 24 of our hospitals will participate in the VersantTM RN Residency Program in 2012 by providing an 18- to 22-week residency program for new nursing school graduates to help ease the transition from student to professional practicing nurse, give nurses evidence-based experience and skills needed to increase their competency and confidence, reduce first-year nurse turnover and decrease the use of contract labor.

COMPETITION

Health Care Services. In general, competition among health care providers occurs primarily at the local level. A hospital’s position within the geographic area in which it operates is affected by a number of competitive factors, including, but not limited to: (1) the scope, breadth and quality of services a hospital offers to its patients and physicians; (2) the number, quality and specialties of the physicians who admit and refer patients to the hospital; (3) nurses and other health care professionals employed by the hospital or on the hospital’s staff; (4) the hospital’s reputation; (5) its managed care contracting relationships; (6) its location and the location and number of competitive facilities and other health care alternatives; (7) the physical condition of the hospital’s buildings and improvements; (8) the quality, age and state-of-the-art of its medical equipment; (9) its parking or proximity to public transportation; (10) the length of time it has been a part of the community; and (11) the charges for its services.

Overall, our hospitals, outpatient centers and other health care businesses operate in competitive environments. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established than ours. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital is the ability to negotiate service contracts with managed care plans. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us.

Moreover, state laws that require findings of need for construction and expansion of health care facilities or services (as described in “Health Care Regulation and Licensing — Certificate of Need Requirements” below) may also have the effect of restricting competition. In addition, in those states that do not have certificate of need requirements or that do not require review of health care capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

Our strategies are designed to help our hospitals remain competitive. Broadly speaking, we attract physicians by providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. One of our specific initiatives is our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals and an increased number of our affiliated physicians in the affected geographic area or nationally when negotiating new managed care contracts, which should result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative (“TGI”) has resulted in some reductions in unprofitable service lines in several locations. However, the de-emphasis or elimination of certain unprofitable service lines as a result of our TGI analyses will allow us to focus more resources on services that are in higher demand and are more profitable. We have also increased our focus on operating outpatient services with improved accessibility and more convenient service for patients, as well as increased predictability and efficiency for physicians.

Our Commitment to Quality and Medicare Performance Improvement initiatives are further helping position us competitively. We continue to work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have improved substantially in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie certain payments to quality measures, establish a value-based purchasing system, and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

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

Revenue Cycle Management Solutions. Our Conifer subsidiary faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcers), as well as from the staffs of hospitals that handle these processes internally. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations or customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

HEALTH CARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

The Affordable Care Act, which was signed into law in March 2010, is expected to result in sweeping changes across the health care industry. The primary goal of this comprehensive legislation is to extend health coverage to approximately 32 million uninsured legal U.S. residents through a combination of public program expansion and private sector health insurance reforms. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, the pending U.S. Supreme Court review, and possible amendment. However, we expect that several provisions of the Affordable Care Act, including those described below, will have a material effect on our business.

Public Program Reforms. The Affordable Care Act expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Affordable Care Act also contains a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts, including:

•                    negative adjustments to the annual input price index, or “market basket,” updates for Medicare’s inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments,” which began in 2011; and

•                    reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines.

Any reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

In addition, the Affordable Care Act contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Currently, Medicare no longer assigns an inpatient hospital discharge to a higher paying Medicare severity-adjusted diagnosis-related group if a selected HAC was not present on admission. Effective July 1, 2011, the Affordable Care Act likewise prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in federal fiscal year (“FFY”) 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during FFYs beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions.

Separately, under a Medicare value-based purchasing program that will be launched in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Affordable Care Act directed CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement; implementation of the pilot program is currently ongoing through the newly established Center for Medicare and Medicaid Innovation within CMS, which has the authority to develop and test new payment methodologies designed to improve quality of care and lower costs.

The Affordable Care Act also contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The Affordable Care Act expanded the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010.

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

It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates.

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

Many of the law’s provisions will not take effect for months or several years, while others became effective immediately or have become effective more recently. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, the Affordable Care Act remains the subject of significant debate and efforts to repeal, block or amend the law by Congress and many state legislatures. Finally, a number of state attorneys general and other parties have filed legal challenges to the Affordable Care Act seeking to block its implementation on constitutional grounds. Some federal court judges have issued rulings declaring all or key parts of the Affordable Care Act unconstitutional, including the mandate that individuals purchase insurance, while several other federal courts have upheld the law. In light of the disagreement among the lower federal courts, in November 2011, the U.S. Supreme Court agreed to review the law and issue a final ruling, which is expected in June 2012, on its constitutionality. The Court could uphold the law, strike down some or all or its provisions, or determine that a definitive decision is premature at this time.

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

The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, the submission of a claim for services or items generated in violation of the Stark law may constitute a false or fraudulent claim, and thus be subject to additional penalties under the FCA. Many states have adopted self-referral statutes similar to the Stark Law, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

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

In accordance with our ethics and compliance program, which is described in detail under “Compliance and Ethics” below, we have policies and procedures in place concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our ethics and compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

Title II, Subtitle F of the Health Insurance Portability and Accountability Act mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA’s objective is to encourage efficiency and reduce the cost of operations within the health care industry. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The privacy and security regulations address the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

To receive reimbursement from CMS for electronic claims, health care providers must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain health care information electronically. Our electronic data transmissions are compliant with current standards. In January 2009, CMS published a final rule changing the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. At this time, use of the ICD-10 code sets is not mandatory until October 1, 2013, and CMS has announced it is considering delaying that date. Nonetheless, we have begun modifying our payment systems and processes to prepare for ICD-10 implementation. Although use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. However, we may experience a short-term adverse impact on our cash flows due to claims processing delays related to payer implementation of the new code sets. Furthermore, the Affordable Care Act requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

All covered entities, including those we operate, are also required to comply with the privacy and security requirements of HIPAA. We are in material compliance with the privacy and security regulations. Further, all covered entities, including those we operate, have been assigned unique 10-digit numeric identifiers and otherwise currently comply with the National Provider Identifier requirements of HIPAA.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Hospital and Conifer compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures at our hospitals and Conifer. We have also created an internal web-based HIPAA training program, which is mandatory for all employees. Based on existing regulations and our experience with HIPAA to this point, we continue to believe that the ongoing costs of complying with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In May 2011, the Office for Civil Rights of the U.S. Department of Health and Human Services (“HHS”) proposed new regulations to implement changes to the HIPAA requirements set forth in the Health Information Technology for Economic and Clinical Health (“HITECH”) Act that state that covered entities and business associates must account for disclosures of PHI to carry out treatment, payment and health care operations if such disclosures are through an electronic health record. The proposed regulations seek to expand the scope of the requirements under the HITECH Act and create a new patient right to an “access report,” which would be required to list every person who has accessed, for any reason, PHI about the individual contained in any electronic designated record set. Because our hospitals currently utilize multiple, independent modules that may meet the definition of “electronic designated record set,” our ability to produce an access report that satisfies the proposed regulatory requirements would likely require new technology solutions to map across those multiple record sets. It is our understanding that many providers have expressed significant concerns to CMS regarding the access report requirement created by the proposed rule. Because we cannot predict the requirements of the final rule on this topic, we are unable to estimate the costs of compliance, if any, at this time.

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry. The operational mission of the Office of Inspector General (“OIG”) of HHS is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting the health care industry, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Health care providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with the new health insurance exchanges to be created by the legislation, if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the health care industry, we are subject to qui tam actions from time to time; however, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

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

Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our health care facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop short-term and long-range plans, and establish, review and enforce practices and procedures, as well as approves the credentials, disciplining and, if necessary, the termination of privileges of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2011, we operated hospitals in seven states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position. In those states that do not have certificate of need requirements or that do not require review of health care capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

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

Consistent with our commitment to meet the highest standards of corporate responsibility, we have formed a sustainability committee consisting of corporate and hospital leaders to regularly evaluate our environmental outcomes and share best practices among our hospitals and other facilities. In 2011, we published our first sustainability report, using the industry-standard Global Reporting Initiative framework. In addition, we are a sponsor of the Healthier Hospitals Initiative and will work with each of our hospitals in adopting the initiative’s agenda, which focuses on improvements in (1) energy consumption, (2) waste, (3) safe chemicals and (4) purchasing. We are committed to report the results of our sustainability efforts on an annual basis.

COMPLIANCE AND ETHICS

General. Our ethics and compliance department maintains our multi-faceted, values-based ethics and compliance program, which is designed to (1) help staff in our corporate and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state laws and regulations, as well as industry practice, and (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct. The ethics and compliance department operates with independence — it has its own operating budget; it has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

Program Charter. Following the expiration of our five-year Corporate Integrity Agreement (the “CIA”) with the OIG on September 27, 2011, the quality, compliance and ethics committee of our board of directors approved an updated Quality, Compliance and Ethics Program Charter intended to continue certain of the safeguards implemented by the CIA and, among other things:

•                    support and maintain our present and future responsibilities with regard to participation in federal health care programs; and

•                    further our goals of (1) fostering and maintaining the highest ethical standards among all employees, officers and directors, physicians practicing at Tenet facilities and contractors that furnish health care items or services, and (2) valuing our compliance with all state and federal laws and regulations as a foundation of our corporate philosophy.

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded health care programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for the following activities: (1) annually assessing, critiquing and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing and tracking ethics training for all employees, directors, contractors and agents; (3) developing, providing and tracking job-specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements; (4) developing, providing and tracking annual training on ethics and clinical quality oversight to the members of each hospital governing board; (5) creating and disseminating the company’s Standards of Conduct and obtaining certifications of adherence to the Standards of Conduct as a condition of employment; (6) maintaining and promoting Tenet’s Ethics Action Line, which allows confidential reporting of issues on an anonymous basis and emphasizes Tenet’s no retaliation policy; (7) responding to and resolving all compliance-related issues that arise from the Ethics Action Line and compliance reports received from our facilities, hospital compliance officers or any other source; (8) ensuring that appropriate corrective and disciplinary actions are taken when non-compliant conduct or improper contractual relationships are identified; (9) monitoring and measuring the Company’s adherence to all applicable Tenet policies and legal and regulatory requirements related to federal health care programs; (10) directing an annual screening of individuals for exclusion from federal health care program participation as required by federal regulations; (11) maintaining a database of all arrangements involving the payment of anything of value between Tenet and any physician or other actual or potential source of health care business or referrals to or from Tenet; and (12) overseeing annual audits of clinical quality, referral source arrangements, outliers, charging, coding, billing and other compliance risk areas as may be identified from time to time.

Standards of Conduct. All of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Standards of Conduct to advance our mission that our business be conducted in a legal and ethical manner. The members of our board of directors and many of our contractors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

As part of the program, we provide annual training sessions to every employee, as well as our board of directors and certain physicians and contractors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct, and are encouraged to contact our 24-hour toll-free Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

Availability of Documents. The full text of our Quality, Compliance and Ethics Program Charter, our Standards of Conduct, and a number of our ethics and compliance policies and procedures are published on our website, at www.tenethealth.com, under the “Ethics and Compliance” caption in the “About” section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary. Information about how to contact our corporate secretary is set forth under “Company Information” below. Amendments to the Standards of Conduct and any grant of a waiver from a provision of the Standards of Conduct requiring disclosure under applicable Securities and Exchange Commission (“SEC”) rules will be disclosed at the same location as the Standards of Conduct on our website.

PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance. We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2010 through March 31, 2011 and April 1, 2011 through March 31, 2012, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital.

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

EXECUTIVE OFFICERS

Information about our executive officers, as of February 17, 2012, is as follows:

Name	Position	Age
Trevor Fetter	President and Chief Executive Officer	52
Britt T. Reynolds	President of Hospital Operations	46
Biggs C. Porter	Chief Financial Officer	58
Gary Ruff	Senior Vice President and General Counsel	52
Cathy Fraser	Senior Vice President, Human Resources	47

Mr. Fetter was named Tenet’s president in November 2002 and was appointed chief executive officer and a director in September 2003. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc., a provider of cost management services to hospitals that was founded by Tenet and several other major health care providers. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and health care industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds an M.B.A. from Harvard Business School and a bachelor’s degree in economics from Stanford University. He is a member of the board of directors of The Hartford Financial Services Group, Inc. and a member of The Business Roundtable. Mr. Fetter served as chair of the Federation of American Hospitals from March 2009 to March 2010 and remains a trustee.

Mr. Reynolds was appointed president of hospital operations in January 2012. From December 2008 through December 2011, he served as senior vice president and division president of Health Management Associates, Inc. (“HMA”), overseeing HMA’s largest division, with 20 hospitals and related facilities in seven states. Prior to joining HMA, Mr. Reynolds served as a multi-facility divisional vice president of Community Health Systems, Inc. from December 2002 to December 2008, primarily in the northeast, midwest and southeast. Mr. Reynolds holds an M.B.A. from Baker University in Baldwin City, Kansas, and a bachelor’s degree in psychology from the University of Louisville. He is a Fellow of the American College of Healthcare Executives (FACHE).

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

Ms. Fraser joined Tenet as senior vice president, human resources, in September 2006. From June 2000 to September 2006, she served as a management consultant with McKinsey & Co. Inc., the international consulting firm. In that role, Ms. Fraser counseled senior executives at a number of large companies on organizational design, talent management and retention strategies, recruiting and related human resources topics. Prior to her work with McKinsey, Ms. Fraser served as a vice president of Sabre Holdings Inc., a major provider of travel product distribution and technology solutions for the travel industry, from 1994 to 2000. She has also worked for American Airlines and General Motors Acceptance Corp. Ms. Fraser holds an M.B.A. from the University of Michigan and a bachelor’s degree in business administration from the University of Washington in Seattle. She is a board member of Workforce Solutions of Greater Dallas and the JKU Foundation, a family non-profit foundation. Ms. Fraser also serves as a volunteer on various committees in the City of Coppell, Texas.

COMPANY INFORMATION

Tenet Healthcare Corporation was incorporated in the State of Nevada in 1975. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

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

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in Item 1A, Risk Factors, of this report and the following:

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

•                    Our ability to integrate new businesses with our existing operations;

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties — many of which are beyond our control — that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in the following risks were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment.

If we are unable to enter into and maintain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenues during the year ended December 31, 2011 was $5.2 billion, which represented approximately 57% of our total net patient revenues before provision for doubtful accounts. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2011 was derived from our top ten managed care payers. In the year ended December 31, 2011, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 79% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2011, approximately 55% of our net accounts receivable were due from managed care payers.

Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, managed care payers are continuing to demand discounted fee structures, and the trend toward consolidation among these payers tends to increase their bargaining power. In some cases, commercial managed care payers rely on all or portions of Medicare’s severity-adjusted diagnosis-related group system to determine payment rates, which could result in decreased reimbursement from some of these payers if levels of payments to health care providers or payment methodologies under the Medicare program are changed. Other changes to government health care programs, such as the increased obligations on managed care payers imposed by the Affordable Care Act, may negatively impact commercial managed care volumes and payment rates from managed care payers. Any material reductions in the contracted rates we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows.

We cannot predict with certainty the effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

As enacted, the Affordable Care Act will change how health care services are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Florida and Texas, where nearly half of our licensed beds are currently located. On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations.

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

In general, there is significant uncertainty with respect to the positive and negative effects the Affordable Care Act may have on reimbursement, utilization and the future designs of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to predict those effects may differ materially from our expectations.

Further changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

For the year ended December 31, 2011, approximately 23% of our net patient revenues were related to the Medicare program, and approximately 9% of our net patient revenues were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

Moreover, the recent economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2011 and, although most addressed projected shortfalls in their final budgets, some states are still facing budget gaps. Increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of the Affordable Care Act, budget gaps and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

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

We operate in a competitive industry, and competition is one reason increases in patient volumes have been constrained.

Overall, our hospitals, outpatient centers and other health care businesses operate in competitive environments, and we believe increases in patient volumes have been constrained, in part, by competition for market share in high margin services and for quality physicians and personnel. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established than ours. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, our patient volume levels may suffer.

If we are unable to recruit and retain an appropriate number of quality physicians on the medical staffs of our hospitals, our business may suffer.

The success of our business depends in significant part on the number, quality and specialties of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we operate some physician practices and, where permitted by law, employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are causing them to consider alternatives, including leaving private practice for employed physician arrangements, relocating their practices or retiring sooner than expected. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

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

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2011, approximately 25% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 22 of our hospitals, the majority of which are in California and Florida. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees chose union representation in 2011. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Moreover, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. In addition, union organizing activities and certain potential changes in federal labor laws and regulations could increase the likelihood of employee unionization in the future; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

Our licensed hospital beds are heavily concentrated in certain market areas in Florida, Texas and California, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

As of December 31, 2011, the largest concentrations of licensed beds in our general hospitals were in Florida (25.9%), Texas (19.5%) and California (17.4%). These concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. Even a public announcement that we are being investigated for possible violations of these laws could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the health care industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our expectations for our business and future financial results could be adversely affected if our plans for our Conifer subsidiary are not realized.

We intend to continue expanding our revenue cycle management, health care information management, management services, and patient communications services businesses under our Conifer subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. We believe Conifer has the potential over time to generate high margins and improve our results of operations. However, the market for revenue cycle management solutions in particular is competitive. Our Conifer subsidiary faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcers), as well as from the staffs of hospitals that handle these processes internally. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations or customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share. If we cannot continue to expand and realize earnings contributions from the businesses under our Conifer subsidiary, our expectations for our overall business and future financial results could be adversely affected.

Our business could be negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of health care services, we rely on our information technology in the day-to-day operation of our business to process, transmit and store sensitive or confidential data, including electronic health records and other PHI of patients in our facilities, as well as to store our proprietary and confidential business performance data. Our centralized information technology delivery model supports all of our hospitals, outpatient centers and other health care businesses, including Conifer. We utilize a diversified data and voice network, along with technology systems for billing, supply chain, clinical information systems and labor management. Although we have redundancies and other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error or malfeasance. Furthermore, our network and technology systems may be subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations, and could result in potential liability and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The recent economic downturn and other economic factors have impacted, and may continue to impact, our business, financial condition and results of operations.

We continue to be impacted by a number of industry-wide challenges, including constrained growth in patient volumes and high levels of bad debt. We believe factors associated with the recent economic downturn — including higher levels of unemployment, reductions in commercial managed care enrollment, and patient decisions to postpone or cancel elective and non-emergency health care procedures — have impacted our volumes and affected our ability to collect outstanding receivables. If industry trends or general economic conditions worsen, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. The economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under our senior secured revolving credit facility, causing them to fail to meet their obligations to us.

Trends affecting our actual or anticipated results may require us to record charges that would adversely affect our results of operations.

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, further impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could adversely affect our results of operations.

The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2011, we had approximately $4.3 billion of total long-term debt, as well as approximately $164 million in standby letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

The terms and conditions in our credit agreement and the indentures governing our outstanding senior notes and senior secured notes, as well as our payment obligations under these agreements, could have important consequences to our business and to holders of our securities, including the following:

•                    Our credit agreement and the indentures contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. Our credit agreement also requires us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. The indentures contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately.

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

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreement and the indentures governing our outstanding senior notes and senior secured notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Because of net operating losses we have experienced for federal income tax purposes, at December 31, 2011, we had federal net operating loss (“NOL”) carryforwards of approximately $1.8 billion pretax available to offset future taxable income. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards or tax credit carryforwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carryforwards or tax credit carryforwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe that we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of February 17, 2012; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders, the conversion of our outstanding mandatory convertible preferred stock and new issuances of stock by us, should we choose to do so.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The disclosure required under this Item is included in Item 1, Business, of this report.

ITEM 3. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings in which we are involved, see Note 15 to our Consolidated Financial Statements, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange under the symbol “THC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE:

	High	Low
Year Ended December 31, 2011
First Quarter	$7.55	$6.57
Second Quarter	7.70	5.89
Third Quarter	6.54	4.02
Fourth Quarter	5.30	3.46
Year Ended December 31, 2010
First Quarter	$6.46	$4.92
Second Quarter	6.44	4.34
Third Quarter	4.78	3.92
Fourth Quarter	6.86	3.96

On February 17, 2012, the last reported sales price of our common stock on the NYSE composite tape was $5.66 per share. As of that date, there were 11,835 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

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

Performance data assumes that $100.00 was invested on December 31, 2006 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11

Tenet Healthcare Corporation	$100.00	$72.88	$16.50	$77.33	$95.98	$73.60
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.75
S&P Health Care	$100.00	$107.15	$82.71	$99.00	$101.87	$114.85
Peer Group	$100.00	$77.47	$33.22	$85.26	$106.01	$77.15

Repurchase of Common Stock. On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 81,073,864 shares for approximately $400 million (or an average of $4.94 per share). Purchases during the year ended December 31, 2011 are shown in the table in Note 2 to our Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected audited consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2007 through 2011:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$9,584	$9,205	$9,014	$8,585	$8,083
Less provision for doubtful accounts	730	738	696	627	552
Net operating revenues	8,854	8,467	8,318	7,958	7,531
Operating expenses:
Salaries, wages and benefits	4,082	3,900	3,857	3,779	3,617
Supplies	1,582	1,577	1,569	1,511	1,401
Other operating expenses, net	2,100	1,940	1,910	1,929	1,855
Electronic health record incentives	(55)	—	—	—	—
Depreciation and amortization	413	394	386	371	336
Impairment of long-lived assets and goodwill, and restructuring charges, net	27	10	27	16	36
Hurricane insurance recoveries, net of costs	—	—	—	—	(3)
Litigation and investigation costs, net of insurance recoveries	55	12	31	41	13
Operating income	650	634	538	311	276
Interest expense	(375)	(424)	(445)	(418)	(419)
Gain (loss) from early extinguishment of debt	(117)	(57)	97	—	—
Investment earnings	3	5	—	22	47
Net gain on sales of investments	—	—	15	139	—
Income (loss) from continuing operations, before income taxes	161	158	205	54	(96)
Income tax benefit (expense)	(61)	977	23	25	61
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$100	$1,135	$228	$79	$(35)
Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$0.13	$2.28	$0.44	$0.15	$(0.08)
Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$0.13	$2.01	$0.43	$0.15	$(0.08)

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report and commercial contract settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by CMS of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulation; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

BALANCE SHEET DATA

	December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Working capital (current assets minus current liabilities)	$542	$586	$689	$760	$512
Total assets	8,462	8,500	7,953	8,174	8,393
Long-term debt, net of current portion	4,294	3,997	4,272	4,778	4,771
Total equity	1,492	1,819	697	147	88

CASH FLOW DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Net cash provided by operating activities	$497	$472	$425	$208	$326
Net cash used in investing activities	(503)	(420)	(125)	(274)	(520)
Net cash provided by (used in) financing activities	(286)	(337)	(117)	1	(18)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per patient day, per adjusted patient day and per visit amounts). MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•                  Management Overview

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recently Issued Accounting Standards

•                  Critical Accounting Estimates

MANAGEMENT OVERVIEW

STRATEGY AND TRENDS

We are committed to providing the communities our hospitals, outpatient centers and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed below.

Core Business Strategy—At December 31, 2011, our subsidiaries operated 50 hospitals, including four academic medical centers and a critical access hospital, with a combined total of 13,453 licensed beds, serving primarily urban and suburban communities in 11 states. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment, as well as outpatient services. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the year ended December 31, 2011, we derived approximately 31% of our revenues before provision for doubtful accounts from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. We also intend to focus on acquiring hospitals, services providers and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Expanding Our Conifer Health Solutions Business—We intend to continue expanding our revenue cycle management, health care information management, management services, and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. At December 31, 2011, Conifer provided services to more than 300 Tenet and non-Tenet hospitals and other health care organizations. We believe this business has the potential over time to generate high margins and improve our results of operations.

Commitment to Quality—Through our Commitment to Quality and Medicare Performance Improvement initiatives, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have substantially improved in quality metrics reported by the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie certain payments to quality measures, establish a value-based purchasing system, and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Realizing HIT Incentive Payments and Other Benefits—During the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we were able to recognize approximately $55 million of electronic health record incentives related to Medicaid ARRA HIT in 2011. These incentives, most of which were received by December 31, 2011, will partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We also anticipate that we will be able to recognize Medicare and additional Medicaid ARRA HIT incentives in the year ending December 31, 2012. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

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

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2011 and 2010 for all of our continuing operations hospitals.

	Three Months Ended December 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Total admissions	127,321	126,977	0.3%
Paying admissions (excludes charity and uninsured)	118,545	118,583	—%
Charity and uninsured admissions	8,776	8,394	4.6%
Admissions through emergency department	77,075	74,648	3.3%
Paying admissions as a percentage of total admissions	93.1%	93.4%	(0.3	)%(1)
Charity and uninsured admissions as a percentage of total admissions	6.9%	6.6%	0.3	%(1)
Emergency department admissions as a percentage of total admissions	60.5%	58.8%	1.7	%(1)
Surgeries — inpatient	36,284	37,448	(3.1)%
Surgeries — outpatient	56,407	52,411	7.6%
Total surgeries	92,691	89,859	3.2%
Patient days — total	599,859	608,890	(1.5)%
Adjusted patient days(2)	917,798	923,219	(0.6)%
Average length of stay (days)	4.7	4.8	(0.1	)(1)
Adjusted patient admissions(2)	196,594	194,099	1.3%

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.
(2)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions increased by 344, or 0.3%, in the three months ended December 31, 2011 as compared to the same period in 2010. Three of our four regions reported admissions increases in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Total surgeries increased by 3.2% in the three months ended December 31, 2011 as compared to the same period in 2010. While our emergency department admissions increased 3.3% in the three months ended December 31, 2011 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions.

	Three Months Ended December 31,
Outpatient Visits	2011	2010	Increase (Decrease)
Total visits	1,002,842	999,827	0.3%
Paying visits (excludes charity and uninsured)	901,821	900,182	0.2%
Charity and uninsured visits	101,021	99,645	1.4%
Emergency department visits	370,381	359,168	3.1%
Surgery visits	56,407	52,411	7.6%
Paying visits as a percentage of total visits	89.9%	90.0%	(0.1	)%(1)
Charity and uninsured visits as a percentage of total visits	10.1%	10.0%	0.1	%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

We had an increase of 3,015 total outpatient visits, or 0.3%, in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Two of our four regions reported increased outpatient visits in the three months ended December 31, 2011, with the strongest improvement occurring in our Southern States region. We had 554 flu-related visits in the three months ended December 31, 2011 compared to 1,618 flu-related visits in the same period in 2010.

Outpatient surgery visits increased by 7.6% in the three months ended December 31, 2011 as compared to the same period in 2010. Charity and uninsured outpatient visits increased by 1.4% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

	Three Months Ended December 31,
Revenues	2011	2010	Increase (Decrease)
Net operating revenues	$2,226	$2,111	5.4%
Revenues from the uninsured	$160	$154	3.9%
Net inpatient revenues(1)	$1,536	$1,477	4.0%
Net outpatient revenues(1)	$751	$730	2.9%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $73 million and $66 million for the three months ended December 31, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $87 million and $88 million for the three months ended December 31, 2011 and 2010, respectively.

Net operating revenues increased by $115 million, or 5.4%, for the three months ended December 31, 2011 as compared to the same period in 2010. Net operating revenues in the three months ended December 31, 2011 included a $14 million increase in Medicaid disproportionate share hospital (“DSH”) revenues and other state-funded subsidy payments in the 2011 period compared to the same period in 2010, primarily due to $28 million of net revenues related to the California supplemental Medi-Cal payments program for the program period January 1, 2011 through June 30, 2011 that was approved by CMS during the three months ended December 31, 2011.

In addition to certain of the factors discussed above, net patient revenues increased by 3.6% in the three months ended December 31, 2011 as compared to the same period in 2010 primarily as a result of managed care pricing improvement.

	Three Months Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$12,064	$11,632	3.7%
Net inpatient revenue per patient day	$2,561	$2,426	5.6%
Net outpatient revenue per visit	$749	$730	2.6%
Net patient revenue per adjusted patient admission(1)	$11,633	$11,370	2.3%
Net patient revenue per adjusted patient day(1)	$2,492	$2,391	4.2%

(1)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Inpatient unit revenue improvement was evident across all key metrics, primarily reflecting the improved terms of our managed care contracts in the three months ended December 31, 2011 compared to the same period in 2010. The increase in net outpatient revenue per visit was primarily due to improved terms of our managed care contracts, the 7.6% increase in outpatient surgery visits in the three months ended December 31, 2011 as compared to the same period in 2010 and favorable cost report adjustments in the 2011 period, partially offset by the impact of increased imaging visits, which typically have a lower associated per-visit revenue.

	Three Months Ended December 31,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)
Provision for doubtful accounts	$185	$190	(2.6)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.7%	8.3%	(0.6	)%(1)
Collection rate on self-pay accounts(2)	27.8%	28.3%	(0.5	)%(1)
Collection rate on commercial managed care accounts	98.2%	98.4%	(0.2	)%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

Provision for doubtful accounts decreased by $5 million, or 2.6%, in the three months ended December 31, 2011 as compared to the same period in 2010. The decrease in provision for doubtful accounts primarily related to the favorable impact from our quarterly collection rate update in the 2011 period and the deterioration in the age of our managed care receivables in the three months ended December 31, 2010 that did not occur in the same period in 2011, partially offset by the impact of a 50 basis point decline in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.8% as of December 31, 2011 from 28.3% as of December 31, 2010.

	Three Months Ended December 31,
Selected Operating Expenses	2011	2010	Increase (Decrease)
Salaries, wages and benefits	$1,029	$967	6.4%
Supplies	391	394	(0.8)%
Other operating expenses	517	469	10.2%
Total	$1,937	$1,830	5.8%
Rent/lease expense(1)	$39	$35	11.4%
Salaries, wages and benefits per adjusted patient day(2)	$1,121	$1,047	7.1%
Supplies per adjusted patient day(2)	426	427	(0.2)%
Other operating expenses per adjusted patient day(2)	563	508	10.8%
Total per adjusted patient day	$2,110	$1,982	6.5%

(1)	Included in other operating expenses.
(2)

Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 6.5% on a per adjusted patient day basis in the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Salaries, wages and benefits per adjusted patient day increased by 7.1% in the three months ended December 31, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, an increase in the number of physicians we employ and higher health benefits costs.

Supplies expense per adjusted patient day decreased by 0.2% in the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Supplies expense was favorably impacted by a decline in orthopedic and cardiology-related costs due to renegotiated prices and lower volume levels, partially offset by increased costs of surgical supplies. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

Other operating expenses per adjusted patient day increased by 10.8% in the three months ended December 31, 2011 as compared to the same period in 2010. This change is primarily due to increased physician and medical fees, higher malpractice expense, increased costs of contracted services, and increased physician relocation and income guarantee costs. Malpractice expense in the 2011 period includes approximately $1 million of expense due to an eight basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a $10 million favorable adjustment as a result of an 80 basis point increase in the interest rate in the 2010 period.

Our estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $108 million and $92 million in the three months ended December 31, 2011 and 2010, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2011 and 2010 of the following items:

	Three Months Ended December 31		Years Ended December 31,
	2011	2010	2011	2010
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(9)	$(9)	$(27)	$(10)
Litigation and investigation costs	(31)	(6)	(55)	(12)
Loss from early extinguishment of debt	(117)	(2)	(117)	(57)
Pre-tax impact	$(157)	$(17)	$(199)	$(79)
Deferred tax asset valuation allowance and other tax adjustments	$(8)	$23	$8	$1,043
Total after-tax impact	$(108)	$9	$(118)	$993
Diluted per-share impact of above items	$(0.25)	$0.02	$(0.24)	$1.78
Diluted earnings per share, including above items	$(0.15)	$0.10	$0.13	$2.01

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $113 million at December 31, 2011, a decrease of $72 million from $185 million at September 30, 2011.

Significant cash flow items in the three months ended December 31, 2011 included:

•	$24 million of collections related to state Medicaid electronic health record incentives under the HIT provisions of ARRA;

•	Capital expenditures of $177 million;

•	Preferred stock dividend payments of $6 million;

•	Income tax payments of $19 million;

•	Payments on reserves for restructuring charges and litigation costs of $17 million;

•	Interest payments of $92 million;

•	$28 million of payments to acquire various outpatient and physician practice businesses;

•	$23 million of proceeds from the sale of seven medical office buildings in Texas; and

•	$178 million of payments to repurchase common stock.

Net cash provided by operating activities was $497 million in the year ended December 31, 2011 compared to $472 million in the year ended December 31, 2010. Key negative and positive factors contributing to the change between the 2011 and 2010 periods include the following:

•

Increased income from continuing operations before income taxes of $95 million, excluding investment earnings, loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the year ended December 31, 2011 compared to the year ended December 31, 2010;

•	Lower interest payments of $55 million;

•

$30 million of proceeds from the interest rate swap agreement we terminated in August 2011, which generated approximately $8 million of cash interest savings and $22 million in proceeds from the termination of the agreement;

•	Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

• a $13 million receivable as of December 31, 2011 that is expected to be collected in 2012 related to state Medicaid electronic health record incentives under the HIT provisions of ARRA;

•

a $16 million receivable recorded as of December 31, 2011 related to the California supplemental Medi-Cal payment program that was approved by CMS in the three months ended December 31, 2011, which resulted in the recognition of $28 million of net revenues in the period;

•

a $6 million receivable recorded in the year ended December 31, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents that we expect will be refunded to us in 2012; and

•

$77 million of reduced net cash flows in the 2011 period compared to the 2010 period related to accounts receivable primarily due to payment delays by certain government payers and a temporary delay in the adjudication of accounts receivable due to processing changes we implemented to capture long-term operating efficiencies, partially offset by our management of liabilities;

•	Income tax payments of $10 million in the year ended December 31, 2011 compared to income tax refunds of $34 million in the year ended December 31, 2010;

•

Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the year ended December 31, 2011 compared to $105 million in the year ended December 31, 2010);

•	Lower payments on reserves for restructuring charges and litigation costs of $39 million; and

•

$47 million of additional cash used in operating activities from discontinued operations (including approximately $13 million in payments relating to the settlement of two class action lawsuits resulting from Hurricane Katrina).

SOURCES OF REVENUE

We receive revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (that is, patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2011	2010	2009
Medicare	23.2%	23.9%	25.0%
Medicaid	9.0%	8.7%	8.1%
Managed care	57.0%	56.5%	56.1%
Indemnity, self-pay and other	10.8%	10.9%	10.8%

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2011	2010	2009
Medicare	29.6%	29.9%	30.0%
Medicaid	12.9%	13.0%	12.3%
Managed care	47.7%	47.6%	48.5%
Indemnity, self-pay and other	9.8%	9.5%	9.2%

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

As enacted, the Affordable Care Act will change how health care services under Medicare, Medicaid and other government programs are covered, delivered and reimbursed. Among other things, the Affordable Care Act expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, gradual or potentially delayed implementation, the pending U.S. Supreme Court review and possible amendment. However, we expect that several provisions of the Affordable Care Act will have a material effect on our business.

In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for hospital services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2011, 2010 and 2009 are set forth in the table below:

	Years Ended December 31,
Revenue Descriptions	2011	2010	2009
Medicare severity-adjusted diagnosis-related group — operating	$1,147	$1,171	$1,191
Medicare severity-adjusted diagnosis-related group — capital	103	106	109
Outliers	46	51	68
Outpatient	474	453	421
Disproportionate share	219	215	219
Direct Graduate and Indirect Medical Education(1)	110	110	111
Other(2)	72	53	76
Adjustments for prior-year cost reports and related valuation allowances	(1)	(15)	10
Total Medicare net patient revenues	$2,170	$2,144	$2,205

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

Outlier Payments— Outlier payments are additional payments made to hospitals on individual claims for treating Medicare patients whose medical conditions are costlier to treat than those of the average patient in the same MS-DRG. To qualify for a cost outlier payment, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. A Medicare administrative contractor (“MAC”) calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based on the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

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

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. DSH payments are determined annually based on certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. During 2011, 42 of our hospitals in continuing operations qualified for DSH payments. The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on MS-DRGs. The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed in recent years as CMS continues to examine and refine the data. Historically, the SSI percentage included only patient days paid under Part A. However, the FFY 2007 SSI percentages CMS released in June 2009 reflect a policy change to include the Part C days in the ratio. The 2007 SSI percentages will be used to settle our 2007 cost reports. As a result, during the three months ended June 30, 2009, we recorded an unfavorable adjustment of $23 million as our initial estimate of the impact of using the FFY 2007 SSI ratios. During the three months ended September 30, 2009, we learned that CMS had instructed the MACs to suspend the settlement of all cost reports (including ours) in which the 2007 SSI percentages would be used. However, the MACs are authorized to use the 2007 SSI percentages for current DSH interim payments and tentative settlements for post-2007 cost reporting periods pending the release of revised 2007 SSI percentages and the 2008 and subsequent SSI percentages. The cost report settlement suspension is still in effect, and we cannot predict with certainty when the suspension will be removed. CMS has not yet released the FFYs 2008, 2009 and 2010 SSI ratios. According to the CMS website, revised FFYs 2007 and 2008 SSI ratios that will include the Part C data were to be posted on the website in 2011; however, the website has not yet been updated. A 2011 U.S. Court of Appeals decision invalidated the inclusion of the Part C days in the SSI ratios for certain earlier periods; however, the proper treatment of the Part C days for periods after October 2004 remains unresolved. CMS has not indicated it intends to change its policy in this regard. As a result, in the three months ended June 30, 2010, we revised our estimate of the impact of using the FFY 2007 SSI ratios for the calculation of Medicare DSH payments for our non-teaching hospitals for 2007 and subsequent periods to reflect the inclusion of the estimated Part C days in the FFY 2007 SSI ratios, and we recorded an unfavorable adjustment to Medicare net revenue of $20 million ($14 million related to prior years and $6 million related to the year ended December 31, 2010). We intend to continue to pursue a reversal of CMS’ policy in this regard through the administrative and judicial appeal process; however, we cannot predict the outcome or timing of the appeals.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been included in these appeals for several years. These types of appeals generally take several years to resolve, in particular for multi-hospital organizations, because of CMS’ administrative appeal rules. The appeals have been further delayed due to CMS’ general moratorium on the release of information critical to certain elements of these appeals. We cannot predict the timing or outcome of the DSH appeals for our hospitals, but a favorable outcome could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2011, 13 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit teaching hospitals to enter into Medicare Graduate Medical Education Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our teaching hospitals have entered into such agreements.

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

To be paid under the IRF-PPS, each hospital or unit must demonstrate on an annual basis that at least 60% of its total population had either a principal or secondary diagnosis that fell within one or more of the qualifying conditions designated in the Medicare regulations governing IRFs. As of December 31, 2011, all of our rehabilitation units were in compliance with the required 60% threshold.

Physician Services Payment System

Medicare pays for physician and other professional services based on a list of services and their payment rates, called the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service on the fee schedule, CMS considers the amount of work required to provide a service, expenses related to maintaining a practice, and liability insurance costs. The values given to these three types of resources are adjusted by variations in the input prices in different markets, and then a total is multiplied by a standard dollar amount, called the fee schedule’s conversion factor, to arrive at the payment amount. Medicare’s payment rates may be adjusted based on provider characteristics, additional geographic designations and other factors. The conversion factor updates payments for physician services every year according to a formula called the sustainable growth rate (“SGR”) system. This formula is intended to keep spending growth (a function of service volume growth) consistent with growth in the national economy. However, in the last several years, Congress has specified an update outside of the SGR formula.

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

For filed cost reports, we adjust the accrual for estimated cost report settlements based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for estimated cost report settlements for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports and a corresponding valuation allowance is recorded as previously described. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Typically, the MACs settle cost reports within two years after the end of the cost reporting period; however, due to the aforementioned CMS suspension of issuing cost report settlements nationwide, our Medicare cost reports for periods ended on and after December 31, 2007 have not yet been settled. We cannot predict when CMS will remove the settlement suspension.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.0%, 8.7% and 8.1% of net patient revenues at our continuing general hospitals for the years ended December 31, 2011, 2010 and 2009, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2011, 2010 and 2009, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $260 million, $181 million and $171 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2011 and, although most addressed projected shortfalls in their final budgets, some states are still facing budget gaps. Increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of the Affordable Care Act, budget gaps and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2011, 2010 and 2009 are set forth in the table below:

	Years Ended December 31,
	2011		2010		2009
	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$221	$127	$137	$111	$125	$99
Florida	184	60	194	55	182	56
Pennsylvania	91	195	53	161	53	157
Georgia	88	40	87	40	73	41
Texas	64	114	66	109	67	107
Missouri	52	5	81	6	75	6
South Carolina	40	22	61	20	52	17
Alabama	30	—	26	—	14	—
North Carolina	23	—	26	—	27	—
Nebraska	22	7	24	6	23	6
Tennessee	10	30	9	27	9	30
	$825	$600	$764	$535	$700	$519

In October 2009, the Governor of California signed legislation supported by the hospital industry to impose a provider fee on general acute care hospitals that, combined with federal matching funds, would be used to provide supplemental Medi-Cal payments to hospitals, as well as provide the state with $320 million annually for children’s health care coverage, for the 21-month period retroactive to April 2009 and expiring on December 31, 2010 (the “21-Month Program”). On January 18, 2011, CMS issued the final required federal approval of the program, which allowed us to recognize $63 million of additional revenues, net of provider fees and other expenses, during the three months ended March 31, 2011. We made $5 million of our required payments and received approximately $59 million in additional supplemental proceeds during 2011 related to the 21-Month Program, and we received $9 million of receipts in excess of payments related to this program in 2010.

On April 13, 2011, the Governor of California signed legislation that created a fee program to provide supplemental Medi-Cal payments to hospitals retroactive to January 1, 2011 and expiring on June 30, 2011 (the “Six-Month Program”). On December 30, 2011, CMS issued the final required federal approval of the program, which allowed us to recognize $28 million of additional revenues, net of provider fees and other expenses, during the three months ended December 31, 2011. We made $44 million of our required payments and received approximately $56 million in additional supplemental proceeds during 2011 related to the Six-Month Program.

On September 16, 2011, the Governor of California signed legislation, similar to the 21-Month and Six-Month Programs described above, that created a fee program to provide supplemental Medi-Cal payments to hospitals retroactive to July 1, 2011 and expiring on December 31, 2013 (the “30-Month Program”). To date, CMS has not issued any approvals in connection with the 30-Month Program. Based on the most recent California Hospital Association estimates, the 30-Month Program could result in approximately $210 million of net revenues for our California hospitals. We expect to record the additional net revenues, net of provider fees and other expenses, ratably over 30 months (which will be calculated based on the program being retroactive to July 2011) beginning in the period CMS issues the required approvals of the 30-Month Program. We cannot provide any assurances regarding the final approval of the 30-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

During the three months ended March 31, 2011, CMS issued final approval of Pennsylvania’s Medical Assistance payment system, which includes, among other things, a three-year provider fee program for the period July 1, 2010 through June 30, 2013. Net operating revenues in the year ended December 31, 2011 included approximately $39 million related to the program, of which the portion related to the year ended December 31, 2010 was approximately $13 million. Based on estimates prepared by the Hospital Association of Pennsylvania, this program is expected to result in approximately $24 million of additional net revenues for our Pennsylvania hospitals in the state fiscal year 2012 (July 1, 2011-June 30, 2012).

In March 2011, the State of Georgia adopted an amended budget for the state fiscal year ended June 30, 2011 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. During the six months ended June 30, 2011, we received payments to our hospitals from the ICTF of approximately $13 million, of which $10 million was recognized in the three months ended March 31, 2011, and the portion related to 2010 was approximately $7 million. The Governor of Georgia has proposed an amended budget for the state fiscal year ending June 30, 2012 that includes a provision to again fund the private hospital ICTF; however, the proposal must be approved by the state legislature. We cannot provide any assurances regarding the amount, if any, of ICTF payments we might receive for the current state fiscal year.

Based on a recent audit of Missouri’s 2005-2007 Medicaid plan years, it was determined that excess DSH payments were made to hospitals and that excess payments were likely in 2011. Effective June 1, 2011, the State of Missouri Department of Social Services Medicaid Division implemented an emergency rule that allows it to recoup state fiscal year 2011 (July 2010 - June 2011) DSH payments from hospitals with DSH “longfalls” (i.e., payments in excess of costs) and redistribute the funds to hospitals with DSH “shortfalls” (i.e., payments lower than costs). The state implemented this rule on an emergency basis as it allows the state to redistribute DSH payments to hospitals in accordance with CMS audit requirements. In September 2011, the state issued notices of the estimated overpayments to the affected hospitals. Based on these notices, the estimated amount that we have to repay as a result of this emergency rule is approximately $12 million. We are currently challenging the recoupment and redistribution; however, we cannot predict the outcome of such action. Accordingly, as of September 30, 2011, we recorded a liability of approximately $12 million for this matter. We were recently advised that collection of the liability has been placed in abeyance pending the outcome of our appeal.

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required annually to update certain rules governing the inpatient prospective payment system. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 1, 2011, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2012 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•                  A market basket increase of 3.0% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data will receive an increase of 1.0%); CMS also made certain adjustments to the estimated 3.0% market basket increase that will result in a net market basket update of 1.0%, including the following adjustments to the market basket index:

•                  Market basket index and productivity reductions required by the Affordable Care Act of 0.10% and 1.0%, respectively;

•                  A reduction of 2.0% to permanently remove approximately one half of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs; CMS did not indicate when it will remove the remaining 1.9%, however, CMS did indicate that it is feasible that all or most of the adjustment could be made in FFY 2013; and

•                  An increase of 1.1% to prospectively correct an error in the standardized rate related to the rural floor budget neutrality adjustment that occurred in prior years;

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

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 29, 2011, CMS issued a final rule that implements certain provisions of the Affordable Care Act and updates the prospective payment rates for the Medicare inpatient rehabilitation facility prospective payment system for FFY 2012 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule, as subsequently corrected on September 26, 2011, includes the following payment changes:

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

At December 31, 2011, eight of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.2%. This estimated increase includes an average 2.3% increase for rehabilitation units in hospitals located in urban areas for FFY 2012. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2011, the annual impact of the payment changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At December 31, 2011, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Final Rule will yield an average 2.74% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.43% increase in payments for psychiatric units of acute care hospitals located in urban areas for the 15-month rate period beginning July 1, 2011. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the 12 months ended June 30, 2011, the annual impact of all payment and policy changes in the IPF-PPS Final Rule on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On November 1, 2011, CMS released the Final Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2012 Payment Rates (“Final OPPS Rule”). The Final OPPS Rule includes the following payment and policy changes:

•                  A net update to OPPS payments equal to the estimated market basket of 1.9%, which takes into account a projected hospital OPPS market basket percentage increase of 3.0%, minus an estimated productivity adjustment of 1.0% and a 0.1% adjustment, both of which are necessary to comply with certain provisions of the Affordable Care Act;

•                  A budget neutrality reduction of 0.2% in payments for non-cancer OPPS hospitals to fund an increase in OPPS payments to cancer hospitals mandated under the Affordable Care Act; and

•                  The addition of three quality measures to the current list of 23 outpatient measures that hospitals would have to report for determining CY 2014 payments.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS Rule will yield an average 1.9% increase in payments for all hospitals and an average 2.0% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the final OPPS Rule on our hospitals is an $8 million increase in our Medicare outpatient revenues. Because of the uncertainty associated with various factors that may influence our future OPPS payments by individual hospital, including patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Changes to the Medicare Physician Fee Schedule

On November 1, 2011, CMS issued the CY 2012 Medicare Physician Fee Schedule final rule (“MPFS Final Rule”) detailing Medicare physician payment policies for 2012. The rule confirmed that, unless Congress intervened, Medicare’s physician payments were scheduled to decrease in January 2012 by 27.4%. On January 4, 2012, the President signed the Temporary Payroll Tax Cut Continuation Act into law, which prevented the scheduled 27.4% cut in Medicare physician payments from being implemented on January 1, 2012 and extended the CY 2011 rates through February 29, 2012. In February 2012, the President signed the Middle Class Tax Relief and Job Creation Act of 2012 (the “Job Creation Act”) into law, which further extended the CY 2011 rates through December 31, 2012.  Because the legislation does not change the underlying formula for calculating rates, it is projected that physician rates will be reduced by more than 30% on January 1, 2013 unless additional legislation is enacted.

Affordable Care Act

As enacted, the Affordable Care Act will change how health care services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth and other reductions in Medicare program spending, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Florida and Texas, where nearly half of our licensed beds are currently located. On the other hand, the Affordable Care Act provides for significant reductions in Medicare market basket updates and reductions in Medicare and Medicaid DSH payments. Given that approximately 32.2% of our net patient revenues in 2011 were from Medicare and Medicaid, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act.

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

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 was enacted to stimulate the U.S. economy. The law created federal tax incentives, expanded unemployment benefits and other social welfare provisions, and increased domestic spending on education, infrastructure and health care, including $31 billion in new spending on health information technology, most of which is for incentive Medicare and Medicaid payments to physicians and hospitals. ARRA requires that hospitals and physicians become “meaningful users” of electronic health records (“EHRs”) and submit quality data as a condition of receiving the incentive payments, which began in 2011. On July 13, 2010, CMS issued two final rules related to the adoption and dissemination of EHRs. One of the rules defines the “meaningful use” requirements that hospitals and other providers must meet to qualify for federal incentive payments for adopting EHRs under ARRA, and the other final rule describes the technical capabilities required for certified EHR technology.

The Medicaid Electronic Health Record Incentive Program provides incentive payments to eligible hospitals, physicians and certain other professionals (“Providers”) as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to Providers are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. As of December 31, 2011, all but one state (Nebraska) in which we operate had received the required CMS approval of their Medicaid EHR plans.

If we are able to achieve full compliance at all of our hospitals by 2013, we could receive approximately $345 million in total estimated combined Medicare and Medicaid hospital EHR incentive payments. However, based on the timeframe we anticipate it will take for us to achieve full compliance with the HIT requirements, it is unlikely that we will be able to realize the maximum amount of incentive payments of $345 million. We will be required to make investments in HIT through 2014 in excess of $600 million ($255 million of which had already been invested as of December 31, 2011) compared to approximately $320 million of Medicare and Medicaid EHR incentive payments, some of which we were able to recognize in 2011, as described below. The Medicare incentive payments to individual hospitals are made over a four-year, front-weighted transition period. The Medicaid incentive payments, which are administered by the states, are subject to more flexible payment and compliance standards than Medicare incentive payments; hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments during the transition period. We anticipate that, in addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and will increase in the future as a result of these information system investments. Much or all of these expenditures may have been made by us as a part of our clinical systems enhancements, but would not have been incurred in the timeline to comply with the incentive payment requirements of ARRA. However, we anticipate there will be other operational benefits that we can realize as a result of these HIT enhancements that are not included in the above amounts. Hospitals that fail to become meaningful users of EHRs or fail to submit quality data by 2015 will be subject to penalties in the form of a reduction to Medicare payments. This reduction, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Using an estimated market basket of 2.9% and our annual Medicare inpatient net revenues for the year ended December 31, 2011, should all of our hospitals fail to become meaningful users of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of approximately $11 million, $21 million and $32 million in 2015, 2016, and 2017 and subsequent years, respectively.

During the year ended December 31, 2011, we acquired certified EHR technology for all of our acute care hospitals and certain of our employed physicians. As a result, we recognized approximately $55 million of EHR incentives related to the Medicaid EHR incentive program, a significant portion of which was received during the three months ended December 31, 2011 pursuant to the ARRA HIT programs in the various states in which we operate that received CMS approval as of December 31, 2011. These incentives offset approximately $85 million of operating expenses we incurred in 2011 related to our overall HIT implementation program. All states in which we operate that have CMS approval have become fully operational for providers to register for Year 1 Medicaid EHR incentive payments. The final Medicaid incentive payment amount to which a Provider is entitled is determined by several variables that are subject to validation by the state prior to such payment being issued, as well as post-payment audits.

The complexity of the changes required to our hospitals’ systems and the time required to complete the changes will likely result in some or all of our hospitals not being fully compliant in time to be eligible for the maximum HIT funding permitted under ARRA. Because of the uncertainties regarding the implementation of HIT, including CMS’ future EHR implementation regulations, the ability of our hospitals to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates.

FFY 2013 Budget Proposal

The President released his FFY 2013 budget proposal on February 13, 2012. The key provisions of the budget proposal affecting Medicare and Medicaid include:

•                  A reduction in reimbursement from 70% of bad debts resulting from non-payment of deductibles and co-payments by Medicare beneficiaries to 25% over three years starting in 2013;

•                  A 10% reduction in IME payments beginning in 2014;

•                  A change to the Federal Matching Assistance Percentage formula in a manner that would result in a net reduction of federal money to the states;

•                  A phase-down of the cap on state provider taxes, which could require some states to develop alternative sources of Medicaid funding or reduce provider payments; and

•                  A reduction in DSH allotments to states as the number of uninsured individuals declines following implementation of the Affordable Care Act.

We cannot predict what action Congress or the President might take with respect to the budget proposal or the impact the resulting legislation might have on our business, financial condition, results of operations or cash flows.

Middle Class Tax Relief and Job Creation Act of 2012

In addition to extending the CY 2011 rates under the Medicare Physician Fee Schedule, the Job Creation Act, among other things, will reduce Medicare bad debt reimbursement from 70% to 65% for cost reporting periods beginning in FFY 2013 and thereafter. We estimate this change will reduce our annual Medicare bad debt reimbursement by approximately $2 million beginning in 2013. Legislation to implement the remaining proposals must be enacted by Congress for them to become effective. We cannot predict what action Congress or the President might take with respect to such legislation or the impact the legislation might have on our business, financial condition, results of operations or cash flows.

Medicare and Medicaid Recovery Audit Contractor Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party recovery audit contractors (“RACs”) to identify Medicare overpayments and underpayments made to providers. RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity. CMS must approve new issues prior to widespread review by the RACs. Historically, RACs have conducted claims reviews on a post-payment basis. In February 2012, CMS announced that it is moving forward with a RAC prepayment demonstration in 11 states. We have established protocols to respond to RAC requests and payment denials. Payment recoveries resulting from RAC reviews are appealable through administrative and judicial processes, and we intend to pursue the reversal of adverse determinations where appropriate. In addition to overpayments that are not reversed on appeal, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. We expect that the RACs will continue to seek CMS approval to review additional issues.

The Affordable Care Act expanded the RAC program’s scope by requiring all states to enter into contracts with RACs by December 31, 2010 to audit payments to Medicaid providers. CMS issued a letter to state Medicaid directors on October 1, 2010 that (1) provided preliminary guidance to states on the implementation of Medicaid RAC programs, (2) created a deadline of December 31, 2010 for states to establish RAC programs, and (3) established a deadline of April 1, 2011 for states to fully implement their RAC programs. In September 2011, CMS issued a final rule requiring all states to implement a Medicaid RAC program effective January 1, 2012. We cannot predict with certainty the impact of the Medicare and Medicaid RAC program on our future results of operations or cash flows.

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

On January 12, 2012, the MedPAC commissioners voted on final recommendations for their 2012 Report to Congress. Among other things, MedPAC voted in favor of recommending:

•                  A 1% market basket payment update for Medicare hospital inpatient and outpatient services in 2013; and

•                  A reduction in payments, phased-in over three years, for Medicare non-emergency hospital outpatient evaluation and management examinations, to equalize them to payments for similar services provided in physician offices.

MedPAC will submit its recommendations formally in a report to Congress, which is due no later than March 1, 2012.

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

Children’s Hospital Graduate Medical Education Payments

We receive approximately $8 million in payments annually from the Children’s Hospital Graduate Medical Education (“CHGME”) program for resident training expenses at St. Christopher’s Hospital for Children. Legislative authority for payments to freestanding children’s hospitals for direct and indirect expenses attributable to medical residency programs under the federal Public Health Service Act expired on September 30, 2011. In December 2011, Congress passed a final omnibus appropriations bill that included funding in FFY 2012 for CHGME at levels similar to 2011; however, that funding will not be available for distribution to hospitals until Congress enacts legislation reauthorizing the CHGME program. We cannot provide any assurances that such legislation will be enacted in 2012.

The Budget Control Act

On August 2, 2011, the President signed the Budget Control Act of 2011 (“BCA”) into law. The intent of the BCA is to reduce federal spending by at least $1.2 trillion over FFYs 2013 through 2021. The savings will be achieved by:

•                  Spending caps on certain discretionary spending, excluding payments to providers under Medicare and Medicaid;

•                  The creation of a bipartisan and bicameral Joint Select Committee of Congress charged with developing a legislative proposal to reduce the federal deficit by at least an additional $1.5 trillion by FFY 2021; and

•                  An automatic $1.2 trillion reduction (or enough to make up any shortfall between actual cuts enacted and $1.2 trillion), allocated 50% to defense and 50% to non-defense discretionary spending, divided equally amongst FFYs 2013 through 2021 and enforced by sequestration that would begin during the first quarter of CY 2013 if legislation cutting $1.5 trillion was not enacted by January 15, 2012.

The deadline for the Joint Select Committee (“Committee”) to issue a proposal was November 23, 2011. On November 21, 2011, the Committee announced that it could not agree on any spending reductions, thus triggering the aforementioned automatic sequestration. Under current law, Medicare payments to all providers will be reduced by 2% beginning in the first quarter of CY 2013. Federal Medicaid payments to states are excluded from sequestration, but budget pressures caused by cuts to other federal payments could result in some states imposing additional Medicaid reductions to balance their budgets. We cannot predict what other action Congress or the states might take to address federal spending or the impact those actions could have on our operations or cash flows.

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

The amount of our managed care net patient revenues during the years ended December 31, 2011, 2010 and 2009 was $5.2 billion, $5.0 billion and $4.9 billion, respectively. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2011 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2011 and 2010 approximately 55% and 57%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2011, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had 26 consecutive quarters of improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the year ended December 31, 2011, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 79% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is admitted through our hospitals’ emergency departments and often requires high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe that our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including increased unemployment rates, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectability problems. At both December 31, 2011 and 2010, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management and patient communications services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

In July 2010, the President signed the Restoring American Financial Stability Act of 2010 (the “Dodd-Frank Act”) into law. Under the Dodd-Frank Act, a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The legislation gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which the operations of our Conifer subsidiary could be affected by these developments.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2011, 2010 and 2009 were approximately $406 million, $377 million and $365 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2011, 2010 and 2009 were approximately $260 million, $181 million and $171 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2011, 2010 and 2009 were $125 million, $120 million and $118 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Net operating revenues:
General hospitals	$9,273	$8,966	$307
Other operations	311	239	72
Net operating revenues before provision for doubtful accounts	9,584	9,205	379
Less provision for doubtful accounts	730	738	(8)
Net operating revenues	8,854	8,467	387
Operating expenses:
Salaries, wages and benefits	4,082	3,900	182
Supplies	1,582	1,577	5
Other operating expenses, net	2,100	1,940	160
Electronic health record incentives	(55)	—	(55)
Depreciation and amortization	413	394	19
Impairment of long-lived assets and goodwill, and restructuring charges	27	10	17
Litigation and investigation costs	55	12	43
Operating income	$650	$634	$16

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	46.1%	46.1%	—%
Supplies	17.9%	18.6%	(0.7)%
Other operating expenses, net	23.7%	22.9%	0.8%
Electronic health record incentives	(0.6)%	—%	(0.6)%
Depreciation and amortization	4.7%	4.7%	—%
Impairment of long-lived assets and goodwill, and restructuring charges	0.3%	0.1%	0.2%
Litigation and investigation costs	0.6%	0.1%	0.5%
Operating income	7.3%	7.5%	(0.2)%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) revenue cycle services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 97% of our total net operating revenues before provision for doubtful accounts in both 2011 and 2010. None of our individual hospitals represented more than 5% of our net operating revenues for the year ended December 31, 2011, and only one of our individual hospitals represented more than 5% (approximately 5.8%) of our total assets, excluding goodwill and intercompany receivables, at December 31, 2011.

Net operating revenues from our other operations were $311 million and $239 million in the years ended December 31, 2011 and 2010, respectively. The increase in net operating revenues from other operations during 2011 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $8 million and $5 million for the years ended December 31, 2011 and 2010, respectively.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Total admissions	515,693	512,972	0.5%
Paying admissions (excludes charity and uninsured)	480,909	478,739	0.5%
Charity and uninsured admissions	34,784	34,233	1.6%
Admissions through emergency department	310,286	300,652	3.2%
Paying admissions as a percentage of total admissions	93.3%	93.3%	—	%(1)
Charity and uninsured admissions as a percentage of total admissions	6.7%	6.7%	—	%(1)
Emergency department admissions as a percentage of total admissions	60.2%	58.6%	1.6	%(1)
Surgeries — inpatient	147,725	150,562	(1.9)%
Surgeries — outpatient	219,913	209,644	4.9%
Total surgeries	367,638	360,206	2.1%
Patient days — total	2,452,156	2,473,017	(0.8)%
Adjusted patient days(2)	3,732,330	3,723,702	0.2%
Average length of stay (days)	4.8	4.8	—	(1)
Adjusted patient admissions(2)	791,919	778,505	1.7%
Number of hospitals (at end of period) (3)	50	50	—	(1)
Licensed beds (at end of period)	13,453	13,428	0.2%
Average licensed beds	13,449	13,430	0.1%
Utilization of licensed beds(4)	50.0%	50.4%	(0.4	)%(1)

(1)         The change is the difference between the 2011 and 2010 amounts shown.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)   Number of hospitals includes 49 general hospitals and one critical access facility.

(4)   Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
Outpatient Visits	2011	2010	Increase (Decrease)
Total visits	4,039,456	3,917,758	3.1%
Paying visits (excludes charity and uninsured)	3,625,765	3,512,362	3.2%
Charity and uninsured visits	413,691	405,396	2.0%
Emergency department visits	1,486,723	1,431,256	3.9%
Surgery visits	219,913	209,644	4.9%
Paying visits as a percentage of total visits	89.8%	89.7%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	10.2%	10.3%	(0.1	)%(1)

(1)         The change is the difference between the 2011 and 2010 amounts shown.

	Years Ended December 31,
Revenues	2011	2010	Increase (Decrease)
Net operating revenues	$8,854	$8,467	4.6%
Revenues from the uninsured	$620	$641	(3.3)%
Net inpatient revenues(1)	$6,163	$5,929	3.9%
Net outpatient revenues(1)	$2,984	$2,903	2.8%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $276 million and $261 million for the years ended December 31, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $344 million and $380 million for years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$11,951	$11,558	3.4%
Net inpatient revenue per patient day	$2,513	$2,397	4.8%
Net outpatient revenue per visit	$739	$741	(0.3)%
Net patient revenue per adjusted patient admission(1)	$11,550	$11,345	1.8%
Net patient revenue per adjusted patient day(1)	$2,451	$2,372	3.3%

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)
Provision for doubtful accounts	$730	$738	(1.1)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.6%	8.0%	(0.4	)%(1)
Collection rate on self-pay accounts(2)	27.8%	28.3%	(0.5	)%(2)
Collection rate on commercial managed care accounts	98.2%	98.4%	(0.2	)%(1)

(1)         The change is the difference between the 2011 and 2010 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

	Years Ended December 31,
Selected Operating Expenses	2011	2010	Increase (Decrease)
Salaries, wages and benefits	$4,082	$3,900	4.7%
Supplies	1,582	1,577	0.3%
Other operating expenses	2,100	1,940	8.2%
Total	$7,764	$7,417	4.7%
Rent/lease expense(1)	$146	$136	7.4%
Salaries, wages and benefits per adjusted patient day(2)	$1,094	$1,047	4.5%
Supplies per adjusted patient day(2)	424	424	—%
Other operating expenses per adjusted patient day(2)	562	521	7.9%
Total per adjusted patient day	$2,080	$1,992	4.4%

(1)         Included in other operating expenses.

(2)         Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

REVENUES

During the year ended December 31, 2011, net operating revenues before provision for doubtful accounts from continuing operations increased 4.1%, which included a 3.6% increase in net patient revenues, compared to the year ended December 31, 2010. Increases in pricing were the largest contributing factors, resulting in a 3.4% increase in net patient revenues, while increases in our inpatient admissions and outpatient visits resulted in a 0.2% increase in net patient revenues.

Our net inpatient revenues for the year ended December 31, 2011 increased by 3.9% compared to the year ended December 31, 2010. Several factors impacted our net inpatient revenues in the year ended December 31, 2011 compared to the year ended December 31, 2010, including:

•                  Medicaid DSH payments and other state-funded subsidy revenues of $260 million in the year ended December 31, 2011 compared to $181 million in the year ended December 31, 2010 (significant changes in DSH revenues include: (i) $91 million of additional revenues, net of provider fees and other expenses, related to the California supplemental Medi-Cal payments programs, which were recorded in the year ended December 31, 2011 because CMS issued the final required federal approval of the programs in 2011; (ii) a $33 million increase in the year ended December 31, 2011 related to our Pennsylvania hospitals, primarily due to the Pennsylvania provider fee program that was approved by CMS in 2011; and (iii) a $22 million reduction in the year ended December 31, 2011 primarily due to a new regulation issued by the State of Missouri);

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Increased Medicaid-related admissions, the reimbursement for which is lower than other payers;

•                    A $4 million unfavorable patient revenue adjustment in the year ended December 31, 2011 related to the portion of our bad debts that will not be reimbursed by Medicare compared to $11 million in unfavorable adjustments for the year ended December 31, 2010;

•                    An unfavorable patient revenue adjustment of approximately $20 million ($14 million related to 2009 and prior years and $6 million related to the year ended December 31, 2010) recorded in the year ended December 31, 2010 for the estimated impact on our DSH payments as a result of estimated lower SSI percentages at certain of our hospitals; and

•                  The recognition by our Philadelphia hospitals of $8 million of revenues that were approved for distribution to us in the year ended December 31, 2011 by a Philadelphia HMO in which we hold a minority interest.

Patient days decreased by 0.8%, while total admissions increased by 0.5%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting; and (4) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines.

Net outpatient revenues and total outpatient visits increased 2.8% and 3.1%, respectively, during the year ended December 31, 2011 compared to the year ended December 31, 2010. The growth in our outpatient revenues and volumes was substantially related to the acquisition of various outpatient centers during 2010 and 2011. Outpatient revenue per visit declined 0.3% primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the year ended December 31, 2011 as compared to the same period in 2010.

Net operating revenues in the year ended December 31, 2011 included $59 million related to the revenue cycle services provided by our Conifer subsidiary compared to $31 million in the year ended December 31, 2010.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.6% for the year ended December 31, 2011 compared to 8.0% for the year ended December 31, 2010. Key factors contributing to the change in the provision for doubtful accounts for the year ended December 31, 2011 compared to the same period in 2010 include (i) a $21 million decrease in revenues from the uninsured in the 2011 period compared to the same period in 2010, (ii) a $12 million favorable adjustment in the 2011 period for Medicare bad debts to be claimed on our cost reports compared to $37 million in the 2010 period, and (iii) a lower collection rate on self-pay accounts in the 2011 period compared to the 2010 period. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 27.8% as of December 31, 2011 from 28.3% as of December 31, 2010.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$170	$—	$170	$159	$—	$159
Medicaid	123	—	123	118	—	118
Net cost report settlements payable and valuation allowances	(38)	—	(38)	(26)	—	(26)
Managed care	777	69	708	714	60	654
Self-pay uninsured	219	193	26	194	172	22
Self-pay balance after insurance	136	78	58	119	66	53
Estimated future recoveries from accounts assigned to collection agency subsidiary	64	—	64	33	—	33
Other payers	220	51	169	168	39	129
Total continuing operations	1,671	391	1,280	1,479	337	1,142
Total discontinued operations	4	6	(2)	16	15	1
	$1,675	$397	$1,278	$1,495	$352	$1,143

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At December 31, 2011, our collection rate on self-pay accounts was approximately 27.8%, including collections from point-of-service through collections by our Conifer collection agency subsidiary. We have experienced a downward trend in our self-pay collection rate as follows: 29.9% at March 31, 2010; 29.5% at June 30, 2010; 29.1% at September 30, 2010; 28.3% at December 31, 2010; 27.9% at March 31, 2011; 27.9% at June 30, 2011; and 27.7% at September 30, 2011. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our Conifer collection agency subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at December 31, 2011, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.2% and 98.4% at December 31, 2011 and 2010, respectively, which includes collections from point-of-service through collections by our Conifer collection agency subsidiary. We experienced a temporary slowdown in collections related to commercial and governmental managed care accounts receivable in the year ended December 31, 2011 as a result of a revenue cycle operational realignment we initiated that resulted in the closure of two of our service centers, which we anticipate will create long-term operating efficiencies.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.318 billion and $1.168 billion at December 31, 2011 and December 31, 2010, respectively, excluding cost report settlements payable and valuation allowances of $38 million and $26 million at December 31, 2011 and December 31, 2010, respectively:

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	64%	75%	31%	68%
61-120 days	3%	17%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	40%	74%
61-120 days	3%	22%	12%	20%	13%
121-180 days	1%	8%	4%	10%	5%
Over 180 days	—%	—%	5%	30%	8%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 53 days at December 31, 2011 and 50 days at December 31, 2010, which were within our target, as adjusted to reflect the impact of the adoption of Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2011, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $3.7 billion related to our continuing operations being pursued by our Conifer collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 92% of all accounts in our MEP are ultimately approved for benefits under a government program such as Medicaid.

The following table shows the approximate amount of accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2011 and 2010, by aging category:

	December 31,
	2011	2010
0-60 days	$81	$100
61-120 days	18	21
121-180 days	7	8
Over 180 days	17	13
Total	$123	$142

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues was flat for the year ended December 31, 2011 compared to the year ended December 31, 2010. Salaries, wages and benefits per adjusted patient day increased 4.5% in the year ended December 31, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of physicians we employ, increased overtime costs, increased health benefits costs, increased 401(k) plan expense and increased employee-related costs associated with our HIT implementation program, partially offset by reductions in workers’ compensation expense and annual incentive compensation expense, in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Included in salaries, wages and benefits expense in 2011 is $4 million of expense due to a 136 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities. Salaries, wages and benefits expense for the years ended December 31, 2011 and 2010 also included stock-based compensation expense of $24 million and $22 million, respectively.

As of December 31, 2011, approximately 25% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 22 of our hospitals, the majority of which are in California and Florida. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees have chosen union representation in 2011. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.9% for the year ended December 31, 2011 compared to 18.6% for the year ended December 31, 2010. Supplies expense per adjusted patient day was flat in the year ended December 31, 2011 compared to the same period in 2010. Supplies expense was unfavorably impacted by the higher cost of pharmaceuticals and increased costs of surgical supplies, partially offset by decreases in cardiology-related costs due to renegotiated prices and lower volume levels. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 23.7% in the year ended December 31, 2011 compared to 22.9% in the year ended December 31, 2010. Other operating expenses per adjusted patient day increased by 7.9% in the year ended December 31, 2011 as compared to the same period in 2010. This change is due in part to a $53 million increase in malpractice expense in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in malpractice expense is primarily attributable to several large unfavorable case reserve adjustments in the 2011 period as compared to the prior-year period, as well as a $17 million unfavorable impact of a 136 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities in the year ended

December 31, 2011. The amount of malpractice expense in the year ended December 31, 2011 may not necessarily be indicative of malpractice expense amounts in future years due to changes in loss experience and interest rates used to estimate the discounted present value of projected future malpractice liabilities. There were also increases in other operating expenses due to:

•                    increased physician and medical fees ($29 million);

•                    increased costs of contracted services ($25 million);

•                    increased systems implementation costs and information technology service contract expenses primarily related to our HIT implementation program ($16 million);

•                    increased rent and lease expense ($10 million);

•                    increased physician relocation and income guarantee costs ($9 million);

•                    a favorable adjustment of $6 million in the 2011 period compared to $10 million in the 2010 period related to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents;

•                    increased hospital provider fees assessed by certain states in which we operate ($4 million, which were substantially offset by additional DSH payments recognized in net patient revenues);

•                    increased repairs and maintenance expense ($14 million); and

•                    a reduction in information systems and business office costs allocable to discontinued operations ($3 million).

These increases were partially offset by $7 million of lower consulting costs and gains of $8 million from the sales of the building at the former campus of one of our hospitals and a medical office building.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $27 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. In addition, we recorded a $6 million charge in 2011for the write-off of goodwill associated with our diagnostic imaging center business in Louisiana. Material adverse trends in our most recent estimates of future operating results of the centers, primarily due to our limited market presence, indicated that the carrying value of the goodwill exceeded its fair value. As a result, we reduced the carrying value of the goodwill to its fair value determined based on an appraisal. In 2011, we also recorded impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $2 million of other related costs.

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. This amount included a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the continuing adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Form 10-K for the year ended December 31, 2010 that, unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2011 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continued to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010 after recording the impairment charge. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the year ended December 31, 2011 were $55 million compared to $12 million for the year ended December 31, 2010. The 2011 amount is comprised of costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described in Note 15 to the Consolidated Financial Statements, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim, and costs to defend the Company in various matters. The 2010 costs primarily relate to changes in reserve estimates established in connection with certain governmental reviews described in Note 15 to the Consolidated Financial Statements and costs to defend the Company in various matters.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2011 was $375 million compared to $424 million for the year ended December 31, 2010. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2010 and the $30 million favorable impact from the interest rate swap agreement we terminated in August 2011. During the year ended December 31, 2011, the interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement. See Note 6 to the Consolidated Financial Statements for additional information about this agreement.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2011, we recorded a loss from early extinguishment of debt of approximately $117 million, primarily related to the difference between the purchase prices and the par values of the $713 million aggregate principal amount of 9% senior secured notes due 2015 that we purchased during the period, as well as the write-off of unamortized note discounts and issuance costs.

During the year ended December 31, 2010, we recorded a loss from early extinguishment of debt of approximately $57 million primarily related to the difference between the purchase prices and the par values of the $782 million aggregate principal amount of 7 3/8% senior notes due 2013 that we purchased during the period, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes. In addition, we repurchased $40 million aggregate principal amount of our 9 7/8% senior notes due 2014 and $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of $49 million.

INCOME TAX EXPENSE (BENEFIT)

During the year ended December 31, 2011, we recorded income tax expense of $61 million compared to a $977 million benefit during the year ended December 31, 2010. The increase in income tax expense in the 2011 period is primarily due to the elimination of substantially all of our valuation allowance for deferred tax assets during the three months ended September 30, 2010. We now recognize income tax expense that includes little or no change in the deferred tax valuation allowance, whereas in the 2010 period the tax impact associated with our earnings was substantially offset by the change in the deferred tax valuation allowance. See Note 16 to the Consolidated Financial Statements for additional detail about these amounts.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$1,119
Less: Net income attributable to noncontrolling interests	(12)	(9)
Preferred stock dividends	(24)	(24)
Income (loss) from discontinued operations, net of tax	(6)	17
Income from continuing operations	100	1,135
Income tax benefit (expense)	(61)	977
Investment earnings	3	5
Loss from early extinguishment of debt	(117)	(57)
Interest expense	(375)	(424)
Operating income	650	634
Litigation and investigation costs	(55)	(12)
Impairment of long-lived assets and goodwill, and restructuring charges	(27)	(10)
Depreciation and amortization	(413)	(394)
Adjusted EBITDA	$1,145	$1,050

Net operating revenues	$8,854	$8,467

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.9%	12.4%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Net operating revenues:
General hospitals	$8,966	$8,808	$158
Other operations	239	206	33
Net operating revenues before provision for doubtful accounts	9,205	9,014	191
Less provision for doubtful accounts	738	696	42
Net operating revenues	8,467	8,318	149
Operating expenses:
Salaries, wages and benefits	3,900	3,857	43
Supplies	1,577	1,569	8
Other operating expenses, net	1,940	1,910	30
Depreciation and amortization	394	386	8
Impairment of long-lived assets and goodwill, and restructuring charges	10	27	(17)
Litigation and investigation costs	12	31	(19)
Operating income	$634	$538	$96

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	46.1%	46.4%	(0.3)%
Supplies	18.6%	18.9%	(0.3)%
Other operating expenses, net	22.9%	22.9%	—%
Depreciation and amortization	4.7%	4.6%	0.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.1%	0.3%	(0.2)%
Litigation and investigation costs	0.1%	0.4%	(0.3)%
Operating income	7.5%	6.5%	1.0%

Revenues from our general hospitals represented approximately 97% of our total net operating revenues before provision for doubtful accounts in both 2010 and 2009. None of our individual hospitals represented more than 5% of our net operating revenues for the year ended December 31, 2010, and only one of our individual hospitals represented more than 5% (approximately 5.4%) our total assets, excluding goodwill and intercompany receivables, at December 31, 2010.

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

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Total admissions	512,972	525,532	(2.4)%
Paying admissions (excludes charity and uninsured)	478,739	491,244	(2.5)%
Charity and uninsured admissions	34,233	34,288	(0.2)%
Admissions through emergency department	300,652	301,593	(0.3)%
Paying admissions as a percentage of total admissions	93.3%	93.5%	(0.2	)%(1)

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2010	2009	Increase (Decrease)
Charity and uninsured admissions as a percentage of total admissions	6.7%	6.5%	0.2	%(1)
Emergency department admissions as a percentage of total admissions	58.6%	57.4%	1.2	%(1)
Surgeries — inpatient	150,562	154,670	(2.7)%
Surgeries — outpatient	209,644	210,043	(0.2)%
Total surgeries	360,206	364,713	(1.2)%
Patient days — total	2,473,017	2,553,215	(3.1)%
Adjusted patient days(2)	3,723,702	3,785,230	(1.6)%
Average length of stay (days)	4.8	4.9	(0.1	)(1)
Adjusted patient admissions(2)	778,505	784,502	(0.8)%
Number of hospitals (at end of period) (3)	50	50	—	(1)
Licensed beds (at end of period)	13,428	13,436	(0.1)%
Average licensed beds	13,430	13,419	0.1%
Utilization of licensed beds(4)	50.4%	52.1%	(1.7	)%(1)

(1)     The change is the difference between the 2010 and 2009 amounts shown.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)   Number of hospitals includes 49 general hospitals and one critical access facility.

(4)  Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
Outpatient Visits	2010	2009	Increase (Decrease)
Total visits	3,917,758	3,934,496	(0.4)%
Paying visits (excludes charity and uninsured)	3,512,362	3,525,810	(0.4)%
Charity and uninsured visits	405,396	408,686	(0.8)%
Emergency department visits	1,431,256	1,448,784	(1.2)%
Surgery visits	209,644	210,043	(0.2)%
Paying visits as a percentage of total visits	89.7%	89.6%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	10.3%	10.4%	(0.1	)%(1)

(1)     The change is the difference between the 2010 and 2009 amounts shown.

	Years Ended December 31,
Revenues	2010	2009	Increase (Decrease)
Net operating revenues	$8,467	$8,318	1.8%
Revenues from the uninsured	$641	$622	3.1%
Net inpatient revenues(1)	$5,929	$5,902	0.5%
Net outpatient revenues(1)	$2,903	$2,770	4.8%

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

	Years Ended December 31,
Provision for Doubtful Accounts	2010	2009	Increase (Decrease)
Provision for doubtful accounts	$738	$696	6.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.0%	7.7%	0.3	%(1)
Collection rate on self-pay accounts(2)	28.3%	30.1%	(1.8	)%(1)
Collection rate on commercial managed care accounts	98.4%	98.0%	0.4	%(1)

(1)     The change is the difference between the 2010 and 2009 amounts shown.

(2)     Self-pay accounts receivable are comprised of both uninsured and balance-after insurance receivables.

	Years Ended December 31,
Selected Operating Expenses	2010	2009	Increase (Decrease)
Salaries, wages and benefits	$3,900	$3,857	1.1%
Supplies	1,577	1,569	0.5%
Other operating expenses	1,940	1,910	1.6%
Total	$7,417	$7,336	1.1%
Rent/lease expense(1)	$136	$143	(4.9)%
Salaries, wages and benefits per adjusted patient day(2)	$1,047	$1,019	2.7%
Supplies per adjusted patient day(2)	424	415	2.2%
Other operating expenses per adjusted patient day(2)	521	504	3.4%
Total per adjusted patient day	$1,992	$1,938	2.8%

(1)     Included in other operating expenses.

(2)    Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

REVENUES

During the year ended December 31, 2010, net operating revenues before provision for doubtful accounts from continuing operations increased 2.1%, which included a 1.8% increase in net patient revenues, compared to the year ended December 31, 2009. Increases in pricing, including the provision of higher acuity services and a favorable shift in managed care payer mix, were the largest contributing factors, resulting in a 3.6% increase in net patient revenues, while declines in our inpatient admissions and outpatient visits resulted in a 1.8% decrease in net patient revenues.

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

Patient days and total admissions decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 by 3.1% and 2.4%, respectively. Our patient volumes in the year ended December 31, 2010 were partially adversely impacted by a decline in flu-related volumes, as well as weather-related disruptions. We believe the following factors also contributed to the overall decline in our inpatient volume levels: (1) loss of patients to competing health care providers; (2) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines; and (3) weak economic conditions, which we believe adversely impacted the level of elective procedures performed at our hospitals.

Net outpatient revenues during the year ended December 31, 2010 increased 4.8% compared to the year ended December 31, 2009, despite a 0.4% decline in total outpatient visits. The primary reasons for the increase in outpatient revenues were improved terms of our managed care contracts and the provision of higher acuity services. Outpatient revenues were also favorably impacted by the acquisitions of various outpatient centers during 2010. The growth in outpatient revenue per visit of 5.3% was constrained by an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the year ended December 31, 2010 as compared to the same period in 2009.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.0% for the year ended December 31, 2010 compared to 7.7% for the year ended December 31, 2009. The increase in the provision for doubtful accounts is primarily due to a 180 basis point decline in our collection rate on self-pay accounts, a $19 million increase in uninsured revenues and higher pricing. These items were partially offset by $37 million of favorable adjustments for Medicare bad debts that we claimed on our Medicare cost reports and improved managed care accounts receivable balances by aging category. Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, declined to approximately 28.3% as of December 31, 2010 from 30.1% as of December 31, 2009.

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

At December 31, 2010, our collection rate on self-pay accounts was approximately 28.3%, including collections from point-of-service through collections by our Conifer collection agency subsidiary. During 2009 and 2010, we experienced a downward trend in our self-pay collection rate as follows: 31.4% at March 31, 2009; 30.8% at June 30, 2009; 30.3% at September 30, 2009; 30.1% at December 31, 2009; 29.9% at March 31, 2010; 29.5% at June 30, 2010; and 29.1% at September 30, 2010. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our Conifer collection agency subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at December 31, 2010, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $5 million.

Our estimated collection rate from managed care payers was approximately 98.4% at December 31, 2010 and 98.0% at December 31, 2009, which includes collections from point-of-service through collections by our Conifer collection agency subsidiary.

The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.168 billion and $1.160 billion at December 31, 2010 and 2009, respectively, excluding cost report settlements payable and valuation allowances of $26 million and $24 million at December 31, 2010 and 2009, respectively:

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	40%	74%
61-120 days	3%	22%	12%	20%	13%
121-180 days	1%	8%	4%	10%	5%
Over 180 days	—%	—%	5%	30%	8%
Total	100%	100%	100%	100%	100%

	December 31, 2009
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	94%	63%	78%	38%	72%
61-120 days	3%	24%	12%	19%	13%
121-180 days	3%	11%	5%	10%	6%
Over 180 days	—%	2%	5%	33%	9%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 50 days at both December 31, 2010 and 2009, which were within our target, as adjusted to reflect the impact of the adoption of ASU 2011-07, of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2010, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $4.3 billion related to our continuing operations being pursued by our Conifer collection agency subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer collection agency subsidiary is determined based on our historical experience and recorded in accounts receivable.

The following table shows the approximate amount of accounts receivable in our MEP, still awaiting determination of eligibility under a government program at December 31, 2010 and 2009, by aging category:

	December 31,
	2010	2009
0-60 days	$100	$66
61-120 days	21	18
121-180 days	8	5
Over 180 days	13	10
Total	$142	$99

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Salaries, wages and benefits per adjusted patient day increased approximately 2.7% in the year ended December 31, 2010 as compared to the same period in 2009. This increase is primarily due to merit increases for our employees, the effect of lower volumes on operating leverage, increased health benefits costs, an increase in the number of employed physicians, increased severance costs and higher state unemployment taxes, partially offset by decreased accruals for annual incentive compensation, reduced contract labor expense and discretionary contribution expense of $16 million in the 2009 period for contributions to the 401(k) plan accounts of employees who were not eligible for annual incentive compensation, in the year ended December 31, 2010 as compared to the year ended December 31, 2009. Contract labor expense, which is included in salaries, wages and benefits, was $69 million in the year ended December 31, 2010, a decrease of $12 million, or 15%, as compared to the same period in 2009. Salaries, wages and benefits expense for the year ended December 31, 2010 and 2009 included $22 million and $23 million, respectively, of stock-based compensation expense.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 18.6% for the year ended December 31, 2010 compared to 18.9% for the year ended December 31, 2009; supplies expense per adjusted patient day increased by 2.2% in the year ended December 31, 2010 compared to the same period in 2009. Supplies expense was unfavorably impacted by the increased utilization of high-cost implants and pharmaceuticals, partially offset by decreases in the cost of pacemakers due to renegotiated prices and lower volume levels. A portion of the increase in supplies expense per adjusted patient day was offset by revenue growth related to payments we receive from certain payers.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 22.9% in both years ended December 31, 2010 and 2009. Other operating expenses per adjusted patient day increased by approximately 3.4% in the year ended December 31, 2010 as compared to the same period in 2009. There were increases in other operating expenses primarily due to:

•                    the effect of lower volumes on operating leverage;

•                    increases in the costs of repairs, maintenance and technology service contracts ($17 million);

•                    a reduction in information systems and business office costs allocable to discontinued operations ($15 million);

•                    increased costs of contracted services ($11 million);

•                    increased physician relocation costs ($10 million);

•                    increased systems implementation costs ($3 million); and

•                    increased hospital provider fees assessed by the states in which we operate ($17 million), which were substantially offset by additional Medicaid supplemental payments recognized in revenues.

Also partially offsetting these increases was a $32 million, or 36%, decline in malpractice expense to $57 million in the year ended December 31, 2010 compared to $89 million in the year ended December 31, 2009. The decline in malpractice expense is principally due to a 6% decrease in the average cost per claim and a 3% decrease in the number of expected claims. There was minimal impact to expense from a two basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to $9 million of similar expense in the year ended December 31, 2009. The amount of malpractice expense in the year ended December 31, 2010 may not necessarily be indicative of malpractice expense amounts in future years due to changes in loss experience and interest rates used to estimate the discounted present value of projected future malpractice liabilities. Declines in rent expense ($7 million) and a favorable adjustment of $10 million related to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents, which was recorded in the three months ended December 31, 2010, also had a favorable impact on other operating expenses.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. This amount included a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the continuing adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Form 10-K for the year ended December 31, 2010 that unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2011 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continued to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010 after recording the impairment charge. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

During the year ended December 31, 2009, we recorded net impairment and restructuring charges of $27 million. This amount included a $7 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates during 2008 when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the continuing adverse financial trends at that time included reductions in volumes of insured patients due to competition, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair values of the hospital’s long-lived assets and compared the fair value estimate to the carrying values of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying values of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We also recorded a $10 million net impairment charge for the write-down of land and buildings at the campus of one hospital that moved to a new, replacement campus during 2010. Our estimates of the future undiscounted cash flows from the use of the former campus for several months during 2010 and from estimated disposition proceeds were less than the carrying values of the land and buildings of the campus. We compared the estimated fair values to the carrying values and, because the fair value estimate was lower than the carrying values of the assets, an impairment charge was recorded for the difference in the amounts. The remaining net impairment and restructuring charges for the year ended December 31, 2009 include $4 million of employee severance and other related costs, a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy, and a $3 million impairment charge for the write-down of other assets primarily related to an option to purchase certain real property near one of our hospitals that no longer had value due to the financial condition of the owner of the real property.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2011:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
	(In Millions)
Long-term debt(1)	$7,108	$409	$561	$397	$784	$287	$4,670
Borrowings under credit facility(1)	90	2	2	2	2	82	—
Capital lease obligations(1)	25	8	9	6	—	—	2
Long-term non-cancelable operating leases	416	109	99	59	40	30	79
Standby letters of credit	164	162	2	—	—	—	—
Guarantees(2)	155	83	32	17	13	10	—
Asset retirement obligations	147	—	—	—	—	—	147
Academic affiliation agreements(3)	217	31	22	22	19	19	104
Tax liabilities	33	8	—	—	—	—	25
Supplemental executive retirement plan obligations	530	20	20	20	20	20	430
Information technology contract services	1,700	197	193	173	166	168	803
Purchase orders	231	231	—	—	—	—	—
Total(4)	$10,816	$1,260	$940	$696	$1,044	$616	$6,260

(1)          Includes interest through maturity date/lease termination.

(2)          Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)          These agreements contain various rights and termination provisions.

(4)          Professional liability and workers’ compensation reserves have been excluded from the table. At December 31, 2011, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $75 million and $337 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $41 million and $106 million, respectively.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. The standby letters of credit are issued under our revolving credit facility, as amended November 29, 2011.

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2011:

•                  We entered into a five-year extension of our existing outsourcing contract for information technology services through 2021, as well as commitments for future professional services under the same contract to be provided to us related to our initiative to achieve full compliance with the ARRA HIT requirements. Our increased cash obligations under this contract approximate $1 billion.

•                  We entered into three contractual agreements for an aggregate commitment of $41 million for future professional services to be provided to us and licensed software fees related to our ARRA HIT initiative. During the year ended December 31, 2011, we paid approximately $13 million of this aggregate committment.

•                  We entered into non-cancellable capital leases of approximately $23 million, primarily for equipment.

•                  In November 2011, we purchased approximately $713 million aggregate principal amount of our 9% senior secured notes due 2015 for total cash of approximately $776 million. We purchased the senior secured notes with the net proceeds from our sale of $900 million aggregate principal amount of 6 1/4% senior secured notes due 2018.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2011, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 3.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $475 million, $476 million and $456 million in the years ended December 31, 2011, 2010 and 2009, respectively, which included $13 million and $1 million in the years ended December 31, 2010 and 2009, respectively, related to discontinued operations. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2012 will total approximately $500 million to $550 million, including $109 million that was accrued as a liability at December 31, 2011. Our budgeted 2012 capital expenditures include approximately $27 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $61 million more on such improvements over the next four years.

During the year ended December 31, 2011, we acquired 15 outpatient centers — four diagnostic imaging centers, a majority interest in one other diagnostic imaging center, three oncology centers, an urgent care center, a majority interest in five ambulatory surgery centers, and a majority interest in one other ambulatory surgery center in which we previously held a minority interest. In 2011, we also acquired 26 physician practice entities. All of these acquisitions were in furtherance of our efforts to expand our outpatient services and increase our outpatient revenues. The aggregate purchase price of the acquisitions was $84 million, which we funded with cash on hand.

Interest payments, net of capitalized interest, were $347 million, $402 million and $439 million in the years ended December 31, 2011, 2010 and 2009, respectively. Interest payments were higher in the 2009 period as compared to the 2010 and 2011 periods primarily due to $23 million of interest payments that were accelerated and paid in the year ended December 31, 2009 as a result of our exchange of approximately $1.4 billion aggregate principal amount of our 6 3/8% senior notes due 2011 and our 6 1/2% senior notes due 2012 for new senior secured notes, as well as other subsequent debt repurchases that reduced our outstanding debt and debt refinancings at lower interest rates.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge and was being used to manage our exposure to future changes in interest rates. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month London Interbank Offered Rate (“LIBOR”) plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expected to substantially offset each other, were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

In the year ended December 31, 2009, we entered into an interest rate swap agreement for an aggregate notional amount of $1 billion. That interest rate swap agreement was designated as a fair value hedge and was used to manage our exposure to future changes in interest rates. It had the effect of converting our 7 3/8% senior notes due 2013 from a fixed interest rate paid semi-annually to a variable interest rate paid monthly based on the one-month LIBOR plus a floating rate spread of approximately 5.46%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 7 3/8% senior notes, which substantially offset each other, were recorded in interest expense. To mitigate risks related to potential significant increases in the one-month LIBOR, we also entered into a separate agreement that limited the maximum one-month LIBOR to 8% under the interest rate swap agreement. We realized approximately $8 million in net savings in interest payments during the term of the interest rate swap agreement, which we entered into in May 2009 and terminated in November 2009.

Income tax payments, net of tax refunds, were approximately $10 million in the year ended December 31, 2011 compared to income tax refunds, net of tax payments, of approximately $34 million in the year ended December 31, 2010. At December 31, 2011, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss

(“NOL”) carryforwards of approximately $1.8 billion pretax expiring in 2024 to 2030, (2) approximately $20 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 to 2031, and (4) state NOL carryforwards of $3.3 billion expiring in 2012 to 2031 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $32 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change. The White House and the U.S. Department of the Treasury recently released a report entitled “The President's Framework for Business Tax Reform” in which President Obama recommended various changes to the Internal Revenue Code impacting businesses. Among the recommended changes is a proposal to reduce the corporate income tax rate from 35% to 28%. If the tax rate change is enacted, we would be required to revalue our deferred tax assets and liabilities using the lower tax rate, which would result in a non-cash charge to deferred tax expense of approximately $145 million. In addition, there are other proposed changes that could affect our depreciation and interest expense deductions, but we are unable to estimate the potential impact at this time. No legislation has been introduced in Congress to effectuate the proposed changes, and we cannot predict whether or when any such legislation might be enacted by Congress.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved, and all related tax assessments (including interest) have been paid. Tax returns for years ended after December 31, 2007 are not currently under examination by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2011 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $113 million of cash and cash equivalents on hand at December 31, 2011 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $527 million based on our borrowing base calculation as of December 31, 2011.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $497 million in the year ended December 31, 2011 compared to $472 million in the year ended December 31, 2010. Key negative and positive factors contributing to the change between the 2011 and 2010 periods include the following:

•                  Increased income from continuing operations before income taxes of $95 million, excluding investment earnings, loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and depreciation and amortization, in the year ended December 31, 2011 compared to the year ended December 31, 2010;

•                  Lower interest payments of $55 million;

•                  $30 million of proceeds from the interest rate swap agreement we terminated in August 2011, which generated approximately $8 million of cash interest savings and $22 million in proceeds from the termination of the agreement;

•                  Reduced cash flows associated with various changes in working capital and changes in long-term liabilities, including the following:

•                  a $13 million receivable as of December 31, 2011 that is expected to be collected in 2012 related to state Medicaid EHR incentives under the HIT provisions of ARRA;

•                  a $16 million receivable recorded as of December 31, 2011 related to the California supplemental Medi-Cal payment program that was approved by CMS in the three months ended December 31, 2011, which resulted in the recognition of $28 million of net revenues in the period;

•                  a $6 million receivable recorded in the year ended December 31, 2011 related to the estimated recovery of the employer portion of certain payroll taxes paid by us prior to April 2005 on behalf of medical residents that we expect will be refunded to us in 2012; and

•                  $77 million of reduced net cash flows in the 2011 period compared to the 2010 period related to accounts receivable primarily due to payment delays by certain government payers and a temporary delay in the adjudication of accounts receivable due to processing changes we implemented to capture long-term operating efficiencies, partially offset by our management of liabilities;

•                  Income tax payments of $10 million in the year ended December 31, 2011 compared to income tax refunds of $34 million in the year ended December 31, 2010;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $20 million ($85 million in the year ended December 31, 2011 compared to $105 million in the year ended December 31, 2010);

•                  Lower payments on reserves for restructuring charges and litigation costs of $39 million; and

•                  $47 million of additional cash used in operating activities from discontinued operations (including approximately $13 million in payments relating to the settlement of two class action lawsuits resulting from Hurricane Katrina).

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets. In December 2011, we sold seven medical office buildings in Texas for aggregate cash proceeds of $23 million.

Capital expenditures were $475 million and $476 million in the years ended December 31, 2011 and 2010, respectively, including approximately $13 million in the year ended December 31, 2010 for construction of a replacement hospital for our East Cooper Regional Medical Center in Mount Pleasant, South Carolina.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the share repurchase program, we paid approximately $400 million to repurchase a total of 81,073,864 shares (or an average of $4.94 per share).

We record our investments that are available-for-sale at fair market value. As shown in Note 18 to the accompanying Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the recent economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2011). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. Our borrowing availability under the Credit Agreement was $527 million based on our borrowing base calculation as of December 31, 2011. There were $80 million of cash borrowings outstanding under the revolving credit facility at December 31, 2011, and we had approximately $164 million of standby letters of credit outstanding.

In November 2011, we sold $900 million aggregate principal amount of 6 1/4% senior secured notes due 2018. The notes will mature on November 1, 2018. We will pay interest on the 6 1/4% senior secured notes semi-annually in arrears on May 1 and November 1 of each year, with payments commencing on May 1, 2012. The notes rank equally with our 8 7/8% senior secured notes due 2019, our 9% senior secured notes due 2015 and our 10% senior secured notes due 2018, which we issued in the year ended December 31, 2009.

Also in November 2011, we purchased approximately $713 million aggregate principal amount of our 9% senior secured notes due 2015 for total cash of approximately $776 million, including approximately $4 million in accrued and unpaid interest through the dates of purchase. We purchased the senior secured notes with a portion of the proceeds from our sale of new 6 1/4% senior secured notes due 2018, as described above. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $117 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs associated with the notes.

We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge and was being used to manage our exposure to future changes in interest rates. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expected to substantially offset each other, were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

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

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We may be required to pay the Medicare program approximately $50 million (which we reserved for in prior years) as a result of the SSI matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” above unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to its removal of the moratorium on cost report settlements. We would be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter, which settlements could start occurring in 2012. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. We do not have any significant European sovereign debt exposure.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our revenue cycle management services, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2011, 2010 and 2009 include $908 million, $874 million and $856 million, respectively, of net operating revenues and $115 million, $94 million and $99 million, respectively, of operating income generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $319 million of standby letters of credit outstanding and guarantees as of December 31, 2011.

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

Our critical accounting estimates cover the following areas:

•                  Recognition of net operating revenues before provision for doubtful accounts, including contractual allowances;

•                  Provisions for doubtful accounts;

•                  Electronic health record incentives;

•                  Accruals for general and professional liability risks;

•                  Accruals for supplemental executive retirement plans;

•                  Accruals for litigation losses;

•                  Impairment of long-lived assets and goodwill;

•                  Accounting for income taxes; and

•                  Accounting for stock-based compensation.

REVENUE RECOGNITION

We recognize net operating revenues before provision for doubtful accounts in the period in which our services are performed. Net operating revenues before provision for doubtful accounts primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, and managed care and other health plans, as well as certain uninsured patients under the Compact.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost-based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as DSH, DGME, IME and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2011, a 3% increase or decrease in the estimated contractual allowance would change the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance as of December 31, 2011, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $6 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-payments and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to our Conifer collection agency subsidiary between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to our Conifer collection agency subsidiary by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is gradually written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to our Conifer collection agency subsidiary.

Managed care accounts are collected through the regional business offices of Conifer, whereby the account balances remain in the related hospital’s patient accounting system and on the hospital’s books, and are adjusted based on an analysis of the net realizable value as they age. Managed care accounts are gradually written down whereby they are fully reserved if the accounts are not paid within two years.

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

ELECTRONIC HEALTH RECORD INCENTIVES

Under certain provisions of ARRA, federal incentive payments are available to hospitals, physicians and certain other professionals when they adopt, implement or upgrade (“AIU”) certified EHR technology or become “meaningful users,” as defined under ARRA, of EHR technology in ways that demonstrate improved quality, safety and effectiveness of care. Providers can become eligible for annual Medicare incentive payments by demonstrating meaningful use of EHR technology in each period over four periods. Medicaid providers can receive their initial incentive payment by satisfying AIU criteria, but must demonstrate meaningful use of EHR technology in subsequent years in order to qualify for additional payments. Hospitals may be eligible for both Medicare and Medicaid EHR incentive payments; however, physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. Hospitals that are meaningful users under the Medicare EHR incentive payment program are deemed meaningful users under the Medicaid EHR incentive payment program and do not need to meet additional criteria imposed by a state. Medicaid EHR incentive payments to Providers are 100% federally funded and administered by the states. CMS established calendar year 2011 as the first year states could offer EHR incentive payments. Before a state may offer EHR incentive payments, the state must submit and CMS must approve the state’s incentive plan.

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved.

The meaningful use information submitted to CMS is subject to review, verification and audit. Additionally, the final Medicare and Medicaid EHR incentive payments under ARRA are based on financial and statistical data, which may be estimated using historical trends and current factors, in the settled Medicare cost report for the cost reporting period that begins in the federal fiscal year in which the criteria are met. We have acquired, developed and implemented systems to accumulate the information necessary to demonstrate meaningful use of EHR technology. We also have a system and estimation process for recording the financial and statistical data utilized as part of the cost reporting process. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. Cost report settlements are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts. Final settlement of cost reports, which could impact the financial and statistical data on which EHR incentives are based, or a determination that meaningful use was not attained could result in adjustment to previously-recognized EHR incentive payments or retrospective recoupment of incentive payments.

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on actuarial estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our liability consists of estimates established based upon discounted actuarial calculations using several factors, including the number of expected claims, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments, and risk free discount rates used to determine the present value of projected payments. We consider the number of expected claims, average cost per claim and discount rate to be the most significant assumptions in estimating accruals for general and professional liabilities. Our liabilities are adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in the accompanying Consolidated Statements of Operations.

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2011, a 5% increase in the number of expected claims would increase the estimated reserves by $41 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $24 million. A 5% increase in the average cost per claim would increase the estimated reserves by $64 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $44 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 1.35%, 2.71% and 2.69% at December 31, 2011, 2010 and 2009, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $11 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Case reserves	$111	$149	$153
Incurred but not reported and loss development reserves	319	357	472
Total undiscounted reserves	$430	$506	$625

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

Malpractice claims generally take 4 to 5 years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves as of December 31, 2011 and 2010 representing unsettled claims is approximately 98% and 99%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional liability claims and the corresponding activity therein:

	Years Ended December 31,
	2011	2010	2009
Accrual for professional liability claims, beginning of the year	$467	$572	$663
Expense (income) related to:(1)
Current year	107	125	121
Prior years	10	(98)	(74)
Expense from discounting	22	10	9
Total incurred loss and loss expense	139	37	56
Paid claims and expenses related to:
Current year	(2)	(2)	(1)
Prior years	(192)	(140)	(146)
Total paid claims and expenses	(194)	(142)	(147)
Accrual for professional liability claims, end of year	$412	$467	$572

(1)      Total malpractice expense for continuing operations, including premiums for insured coverage, was $110 million, $57 million and $89 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rate for 2011 was 5.0% and for 2010 was 5.50%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2012 by approximately $4 million and would increase the projected benefit obligation at December 31, 2011 by approximately $31 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2012 by approximately $3 million and decrease the projected benefit obligation at December 31, 2011 by approximately $26 million.

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

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $27 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. Additionally, in our most recent impairment analysis as of December 31, 2011, we had three hospitals with an aggregate carrying value of long-lived assets of approximately $223 million whose estimated future undiscounted cash flows exceeded the carrying value of long-lived assets by an aggregate amount of approximately $450 million. These three hospitals had the smallest excess of future undiscounted cash flows on an annual basis necessary to recover the carrying value of their assets. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets, and if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material. We also recorded 2011 impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $2 million of other related costs.

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

•                Our Florida region includes all of our hospitals in Florida; and

•                Our Southern States region includes all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Our hospitals in Pennsylvania, which were previously part of a separate market, became part of our Southern States region effective May 1, 2011. This change did not have any impact on our consolidated financial condition, results of operations or cash flows. In addition, we operate diagnostic imaging centers in Louisiana that are not part of our regional structure described above and are considered a separate reporting unit for goodwill impairment analysis purposes. Future restructuring of our regions that changes our goodwill reporting units could also result in further impairments of our goodwill.

Our goodwill balance is primarily related to our Southern States region, which totals approximately $346 million, and our Central region, which totals approximately $330 million. In our latest impairment analysis as of December 31, 2011, the estimated fair value of these regions exceeded the carrying value of long-lived assets, including goodwill, by approximately 30% and 53%, respectively. During the year ended December 31, 2011, we recorded a $6 million charge for the write-off of goodwill associated with the diagnostic imaging centers in Louisiana. Material adverse trends in our most recent estimates of operating results of the centers, primarily due to our limited market presence, indicated that the carrying value of the goodwill exceeded its fair value. As a result, we reduced the carrying value of the goodwill to its fair value determined based on an appraisal.

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

During the year ended December 31, 2011, we reduced the valuation allowance by an additional $5 million based on 2011 profits and projected profits for 2012. The remaining $61 million balance in the valuation allowance as of December 31, 2011 is primarily attributable to certain state net operating loss carryovers that, more likely than not, will expire unutilized.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for the cost of stock-based compensation using the fair-value method, under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants is measured by the fair value of the awards on their grant dates and is recognized over the requisite service periods of the awards, whether or not the awards had any intrinsic value during the period. We estimate the fair value of stock option grants as of the date of each grant, using a binomial lattice model. The key assumptions of the binomial lattice model include:

•                    Expected volatility;

•                    Expected dividend yield;

•                    Expected life;

•                    Expected forfeiture rate;

•                    Risk-free interest rate range;

•                    Early exercise threshold; and

•                    Early exercise rate.

The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility of our stock price. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon U.S. Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The most critical of the above assumptions in our calculations of fair value is the expected life of an option, because it is a principal part of our calculations of expected volatility and interest rates. Accordingly, we reevaluate our estimate of expected life at each major grant date. Our reevaluation is based on recent exercise patterns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2011. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$66	$226	$67	$476	$2	$3,572	$4,409	$4,628
Average effective interest rates	6.4%	7.7%	10.2%	9.5%	7.3%	9.0%	9.0%

Variable rate long-term debt	$—	$—	$—	$—	$80	$—	$80	$80
Average effective interest rates	—	—	—	—	2.78%	—	2.78%

At December 31, 2011, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $1 million.

At December 31, 2011, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2011, the net accumulated unrealized gains related to our captive insurance companies’ investment portfolios were less than $1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2011. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2011.

Tenet’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2011, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ BIGGS C. PORTER
Trevor Fetter	Biggs C. Porter
President and Chief Executive Officer	Chief Financial Officer
February 27, 2012	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of provisions of accounting guidance related to the presentation of the provision for doubtful accounts receivable in the consolidated statement of operations, effective December 31, 2011.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted requirements of accounting guidance related to the presentation of the provision for doubtful accounts receivable in the consolidated statement of operations, effective December 31, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2012

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$113	$405
Accounts receivable, less allowance for doubtful accounts ($397 at December 31, 2011 and $352 at December 31, 2010)	1,278	1,143
Inventories of supplies, at cost	161	156
Income tax receivable	7	22
Current portion of deferred income taxes	418	282
Assets held for sale	2	14
Other current assets	378	289
Total current assets	2,357	2,311
Investments and other assets	156	164
Deferred income taxes, net of current portion	374	627
Property and equipment, at cost, less accumulated depreciation and amortization ($3,386 at December 31, 2011 and $3,100 at December 31, 2010)	4,350	4,304
Goodwill	736	652
Other intangible assets, at cost, less accumulated amortization ($360 at December 31, 2011 and $302 at December 31, 2010)	489	442
Total assets	$8,462	$8,500
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$66	$67
Accounts payable	760	720
Accrued compensation and benefits	376	363
Professional and general liability reserves	75	84
Accrued interest payable	112	115
Accrued legal settlement costs	64	8
Other current liabilities	362	368
Total current liabilities	1,815	1,725
Long-term debt, net of current portion	4,294	3,997
Professional and general liability reserves	337	383
Accrued legal settlement costs	2	22
Other long-term liabilities	506	554
Total liabilities	6,954	6,681
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	0
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at both December 31, 2011 and 2010	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 551,468,550 shares issued at December 31, 2011 and 550,882,110 shares issued at December 31, 2010	27	27
Additional paid-in capital	4,407	4,449
Accumulated other comprehensive loss	(52)	(43)
Accumulated deficit	(1,440)	(1,522)
Common stock in treasury, at cost, 136,442,696 shares at December 31, 2011 and 65,098,918 shares at December 31, 2010	(1,853)	(1,479)
Total shareholders’ equity	1,423	1,766
Noncontrolling interests	69	53
Total equity	1,492	1,819
Total liabilities and equity	$8,462	$8,500

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2011	2010	2009
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$9,584	$9,205	$9,014
Provision for doubtful accounts	730	738	696
Net operating revenues	8,854	8,467	8,318
Operating expenses:
Salaries, wages and benefits	4,082	3,900	3,857
Supplies	1,582	1,577	1,569
Other operating expenses, net	2,100	1,940	1,910
Electronic health record incentives	(55)	0	0
Depreciation and amortization	413	394	386
Impairment of long-lived assets and goodwill, and restructuring charges, net	27	10	27
Litigation and investigation costs	55	12	31
Operating income	650	634	538
Interest expense	(375)	(424)	(445)
Gain (loss) from early extinguishment of debt	(117)	(57)	97
Investment earnings	3	5	0
Net gain on sales of investments	0	0	15
Income from continuing operations, before income taxes	161	158	205
Income tax benefit (expense)	(61)	977	23
Income from continuing operations, before discontinued operations	100	1,135	228
Discontinued operations:
Income (loss) from operations	(22)	11	(10)
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	(1)	(12)
Litigation and investigation costs	(17)	0	0
Net losses on sales of facilities	0	0	(1)
Income tax benefit (expense)	33	7	(8)
Income (loss) from discontinued operations	(6)	17	(31)
Net income	94	1,152	197
Less: Preferred stock dividends	24	24	6
Less: Net income attributable to noncontrolling interests	12	9	10
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$1,119	$181
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$64	$1,102	$212
Income (loss) from discontinued operations, net of tax	(6)	17	(31)
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$1,119	$181
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.13	$2.28	$0.44
Discontinued operations	(0.01)	0.03	(0.06)
	$0.12	$2.31	$0.38
Diluted
Continuing operations	$0.13	$2.01	$0.43
Discontinued operations	(0.01)	0.03	(0.06)
	$0.12	$2.04	$0.37
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	468,726	484,321	480,240
Diluted	485,181	560,631	507,277

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

	Years Ended December 31,
	2011	2010	2009

Net income	$94	$1,152	$197
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	(15)	(20)	(3)
Unrealized gains on securities held as available-for-sale	0	1	3
Reclassification adjustments for realized losses included in net income	0	1	7
Other comprehensive income (loss) before income taxes	(15)	(18)	7
Income tax benefit (expense) related to items of other comprehensive income (loss)	6	7	(2)
Total other comprehensive income (loss), net of tax	(9)	(11)	5
Comprehensive income	85	1,141	202
Less: Preferred stock dividends	24	24	6
Less: Comprehensive income attributable to noncontrolling interests	12	9	10
Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$49	$1,108	$186

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	0	$0	477,173	$26	$4,445	$(37)	$(2,852)	$(1,479)	$44	$147
Net income	0	0	0	0	0	0	187	0	10	197
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(7)	(7)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	4	4
Other comprehensive income	0	0	0	0	0	5	0	0	0	5
Issuance of mandatory convertible preferred stock	345,000	334	0	0	0	0	0	0	0	334
Preferred stock dividends	0	0	0	0	(6)	0	0	0	0	(6)
Stock-based compensation expense and issuance of common stock	0	0	3,962	1	22	0	0	0	0	23
Balances at December 31, 2009	345,000	$334	481,135	$27	$4,461	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	0	0	0	0	0	0	1,143	0	9	1,152
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(8)	(8)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	1	1
Other comprehensive income	0	0	0	0	0	(11)	0	0	0	(11)
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Stock-based compensation expense and issuance of common stock	0	0	4,648	0	12	0	0	0	0	12
Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	82	0	12	94
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(10)	(10)
Other comprehensive income	0	0	0	0	0	(9)	0	0	0	(9)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	14	14
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Repurchases of common stock	0	0	(75,766)	0	0	0	0	(374)	0	(374)
Stock-based compensation expense and issuance of common stock	0	0	5,009	0	(18)	0	0	0	0	(18)
Balances at December 31, 2011	345,000	$334	415,026	$27	$4,407	$(52)	$(1,440)	$(1,853)	$69	$1,492

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2011	2010	2009
Net income	$94	$1,152	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413	394	386
Provision for doubtful accounts	730	738	696
Net gain on sales of investments	0	0	(15)
Deferred income tax expense (benefit)	81	(952)	20
Stock-based compensation expense	24	22	23
Impairment of long-lived assets and goodwill, and restructuring charges, net	27	10	27
Litigation and investigation costs	55	12	31
Loss (gain) from early extinguishment of debt	117	57	(97)
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	0	3	(1)
Amortization of debt discount and debt issuance costs	30	31	27
Pre-tax loss (gain) from discontinued operations	39	(10)	23
Other items, net	(15)	(4)	6
Changes in cash from operating assets and liabilities:
Accounts receivable	(865)	(742)	(645)
Inventories and other current assets	(38)	(17)	(22)
Income taxes	(63)	3	(78)
Accounts payable, accrued expenses and other current liabilities	(35)	(84)	12
Other long-term liabilities	(6)	(58)	(13)
Payments against reserves for restructuring charges and litigation costs and settlements	(44)	(83)	(192)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(47)	0	40
Net cash provided by operating activities	497	472	425
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(475)	(450)	(397)
Construction of new and replacement hospitals	0	(13)	(58)
Purchases of property and equipment — discontinued operations	0	(13)	(1)
Purchases of businesses or joint venture interests	(84)	(65)	0
Proceeds from sales of facilities and other assets — discontinued operations	0	19	221
Proceeds from sales of marketable securities, long-term investments and other assets	59	84	67
Purchases of marketable securities	0	0	(17)
Distributions received from investments in Reserve Yield Plus Fund	0	1	12
Proceeds from hospital authority bonds	0	0	49
Release of escrow funds	0	15	0
Other items, net	(3)	2	(1)
Net cash used in investing activities	(503)	(420)	(125)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(365)	0	0
Proceeds from borrowings under credit facility	445	0	0
Repayments of borrowings	(843)	(886)	(1,291)
Proceeds from borrowings	900	601	885
Deferred debt issuance costs	(21)	(27)	(46)
Repurchases of common stock	(374)	0	0
Proceeds from issuance of mandatory convertible preferred stock	0	0	334
Cash dividends on preferred stock	(24)	(24)	0
Distributions paid to noncontrolling interests	(10)	(8)	(7)
Other items, net	6	7	8
Net cash used in financing activities	(286)	(337)	(117)
Net increase (decrease) in cash and cash equivalents	(292)	(285)	183
Cash and cash equivalents at beginning of period	405	690	507
Cash and cash equivalents at end of period	$113	$405	$690
Supplemental disclosures:
Interest paid, net of capitalized interest	$(347)	$(402)	$(439)
Proceeds from interest rate swap agreement	$30	$0	$39
Income tax (payments) refunds, net	$(10)	$34	$(43)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates own and operate acute care hospitals and related health care facilities. At December 31, 2011, our subsidiaries operated 50 hospitals, including four academic medical centers and one critical access hospital, with a combined total of 13,453 licensed beds, primarily serving urban and suburban communities in 11 states. Our subsidiaries also operated 98 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers and urgent care centers, as well as one free-standing emergency department, in 12 states at December 31, 2011. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, our hospital campuses); revenue cycle management, health care information management and patient communications services businesses; physician practices; captive insurance companies; a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk; and occupational and rural health care clinics.

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

Effective December 31, 2011, we adopted Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified in accordance with the provisions of ASU 2011-07. Also effective December 31, 2011, we reclassified the electronic health record incentives previously recorded as net operating revenues to the operating expenses section of our consolidated statements of operations.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Although we believe all adjustments considered necessary for a fair presentation have been included, actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Net Operating Revenues Before Provision for Doubtful Accounts

We recognize net operating revenues before provision for doubtful accounts in the period in which our services are performed. Net operating revenues before provision for doubtful accounts primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”).

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

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost-based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2011, 2010 and 2009 by $1 million, $1 million and $16 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for these payers and other factors that affect the estimation process.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2011	2010	2009
Medicare	$2,123	$2,109	$2,168
Medicaid	825	764	700
Managed care	5,218	4,983	4,862
Indemnity, self-pay and other	981	975	942
Acute care hospitals other revenue	126	135	136
Other operations	311	239	206
Net operating revenues before provision for doubtful accounts	$9,584	$9,205	$9,014

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-payments and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Electronic Health Record Incentives

Under certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”), federal incentive payments are available to hospitals, physicians and certain other professionals (“Providers”) when they adopt, implement or upgrade (“AIU”) certified electronic health record (“EHR”) technology or become “meaningful users,” as defined under ARRA, of EHR technology in ways that demonstrate improved quality, safety and effectiveness of care. Providers can become eligible for annual Medicare incentive payments by demonstrating meaningful use of EHR technology in each period over four periods. Medicaid providers can receive their initial incentive payment by satisfying AIU criteria, but must demonstrate meaningful use of EHR technology in subsequent years in order to qualify for additional payments. Hospitals may be eligible for both Medicare and Medicaid EHR incentive payments; however, physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. Hospitals that are meaningful users under the Medicare EHR incentive payment program are deemed meaningful users under the Medicaid EHR incentive payment program and do not need to meet additional criteria imposed by a state. Medicaid EHR incentive payments to Providers are 100% federally funded and administered by the states. The Centers for Medicare and Medicaid Services (“CMS”) established calendar year 2011 as the first year states could offer EHR incentive payments. Before a state may offer EHR incentive payments, the state must submit and CMS must approve the state’s incentive plan.

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the year ended December 31, 2011, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $55 million of Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for that period.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $113 million and $405 million at December 31, 2011 and 2010, respectively. As of December 31, 2011 and, 2010, our book overdrafts were approximately $252 million and $243 million, respectively, which were classified as accounts payable.

At December 31, 2011 and 2010, approximately $92 million and $109 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the year ended December 31, 2011, we repatriated $21 million of excess cash from our foreign insurance subsidiary to our corporate domestic bank account.

Also at December 31, 2011 and 2010, we had $109 million and $91 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $104 million and $87 million, respectively, were included in accounts payable.

During the year ended December 31, 2011, we entered into non-cancellable capital leases of approximately $23 million, primarily for equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2011 and 2010, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Property and Equipment

Additions and improvements to property and equipment costing $500 or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years and, for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2011, 2010 and 2009, capitalized interest was $8 million, $4 million and $9 million, respectively.

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

Asset Retirement Obligations

We recognize the fair value of a liability for legal obligations associated with asset retirements, primarily related to asbestos abatement and costs associated with underground storage tanks, in the period in which it is incurred if a reasonable estimate of the fair value of the obligation can be made. When the liability is initially recorded, we capitalize the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost associated with the retirement obligation is depreciated over the useful life of the related asset. Upon settlement of the obligation, any difference between the cost to settle the asset retirement obligation and the liability recorded is recognized as a gain or loss in our consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparative assets or internal estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances.

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

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on an actuarial calculation of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate (1.35% at December 31, 2011 and 2.71% at December 31, 2010). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice liability expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We operate acute care hospitals and related health care facilities. Our general hospitals generated 96.8%, 97.4% and 97.7% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2011, 2010 and 2009, respectively. Each of our operating regions reports directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

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

We accrued approximately $6 million, or $17.50 per share, for dividends on our 7% mandatory convertible preferred stock in each of the three months ended March 31, June 30, September 30, and December 31, 2011, and paid the dividends in April 2011, July 2011, October 2011, and January 2012, respectively. We accrued approximately $6 million, or $17.50 per share, for dividends on the mandatory convertible preferred stock in each of the three months ended March 31, June 30, September 30, and December 31, 2010, and paid the dividends in April 2010, July 2010, October 2010 and January 2011, respectively.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company resulting in a distribution of assets to the holders of any class or series of our capital stock, each holder of the mandatory convertible preferred stock will be entitled to receive the liquidation preference of $1,000 per share, plus an amount equal to accrued, accumulated and unpaid dividends.

Share Repurchase Program

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 75,765,585 shares for approximately $374 million during the year ended December 31, 2011 as shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
				(In Millions)
May 12, 2011 through May 31, 2011	4,582,299	$6.44	4,582,299	$370
June 1, 2011 through June 30, 2011	6,882,130	6.17	6,882,130	328
Three Months Ended June 30, 2011	11,464,429	6.28	11,464,429	328
July 1, 2011 through July 31, 2011	5,354,419	6.16	5,354,419	295
August 1, 2011 through August 31, 2011	11,326,556	5.02	11,326,556	238
September 1, 2011 through September 30, 2011	7,333,568	4.63	7,333,568	204
Three Months Ended September 30, 2011	24,014,543	5.15	24,014,543	204
October 1, 2011 through October 31, 2011	24,259,071	4.31	24,259,071	100
November 1, 2011 through November 30, 2011	0	0.00	0	100
December 1, 2011 through December 31, 2011	16,027,642	4.60	16,027,642	26
Three Months Ended December 31, 2011	40,286,713	4.42	40,286,713	$26
Total	75,765,585	$4.94	75,765,585

In January 2012, we paid approximately $26 million (or an average of $4.93 per share) to repurchase a total of 5,308,179 shares under the program. Repurchased shares are recorded based on settlement date and are held as treasury stock.

Rights Agreement

On September 12, 2011, the rights issued under our Section 382 Rights Agreement dated as of January 7, 2011 (the “Rights Agreement”) expired and are no longer outstanding. The Rights Agreement was adopted to diminish the risk of a potential loss of our ability to use our net operating loss carryforwards to reduce future federal income tax obligations as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2011	2010
Continuing operations:
Patient accounts receivable	$1,645	$1,472
Allowance for doubtful accounts	(391)	(337)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	64	33
Net cost report settlements payable and valuation allowances	(38)	(26)
	1,280	1,142
Discontinued operations:
Patient accounts receivable	6	17
Allowance for doubtful accounts	(6)	(15)
Estimated future recoveries from accounts assigned to our collection agency subsidiary	0	1
Net cost report settlements payable and valuation allowances	(2)	(2)
	(2)	1
Accounts receivable, net	$1,278	$1,143

Our self-pay collection rate, which is the blended collection rate for uninsured and balance-after insurance accounts receivable, was approximately 27.8% and 28.3% as of December 31, 2011 and 2010, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our Conifer collection agency subsidiary. Our estimated collection rate from managed care payers was approximately 98.2% and 98.4% at December 31, 2011 and 2010, respectively, which includes collections from point-of-service through collections by our Conifer collection agency subsidiary.

Accounts that are pursued for collection through the regional business offices of Conifer are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. As of December 31, 2011 and 2010, our allowance for doubtful accounts for self-pay was 76.3% and 76.0%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of December 31, 2011 and 2010, our allowance for doubtful accounts for managed care was 8.9% and 8.4%, respectively, of our managed care patient accounts receivable.

Accounts assigned to our Conifer collection agency subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our Conifer collection agency subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2011, 2010 and 2009 were approximately $406 million, $377 million and $365 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2011, 2010 and 2009 were approximately $260 million, $181 million and $171 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2011, 2010 and 2009 were $125 million, $120 million and $118 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2011	2010	2009
Net operating revenues	$17	$38	$202
Income (loss) before income taxes	(39)	10	(23)

Included in loss before income taxes from discontinued operations in the year ended December 31, 2011 is approximately $14 million of expense related to the settlement of two Hurricane Katrina-related class action lawsuits, which amount is net of approximately $10 million of expected recoveries from our reinsurance carriers in connection with the settlement. We had previously recorded a $5 million reserve for this matter as of December 31, 2010. Also included in loss before income taxes from discontinued operations in the year ended December 31, 2011 is approximately $17 million of expense recorded in litigation and investigation costs allocable to certain of our previously divested hospitals related to changes in the reserve estimate established in connection with a governmental review and an accrual for a hospital-related tort claim, each as further described in Note 15.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES

We recognized impairment charges on long-lived assets in 2011, 2010 and 2009 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

Our impairment tests presume stable, improving or, in some cases, declining results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

As of December 31, 2011, our continuing operations were structured as follows:

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

•                  Our Florida region included all of our hospitals in Florida; and

•                  Our Southern States region included all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Our hospitals in Pennsylvania, which were previously part of a separate market, became part of our Southern States region effective May 1, 2011. This change did not have any impact on our consolidated financial condition, results of operations or cash flows. In addition, we operate a diagnostic imaging center business in Louisiana that is not part of our regional operations described above and is considered a separate reporting unit for goodwill impairment analysis purposes.

Year Ended December 31, 2011

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $27 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the continuing adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. In addition, we recorded a $6 million charge in 2011 for the write-off of goodwill associated with our diagnostic imaging center business in Louisiana. Material adverse trends in our most recent estimates of future operating results of the centers, primarily due to our limited market presence, indicated that the carrying value of the goodwill exceeded its fair value. As a result, we reduced the carrying value of the goodwill to its fair value determined based on an appraisal. In 2011, we also recorded impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $2 million of other related costs.

Year Ended December 31, 2010

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. This amount included a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010 after recording the impairment charge. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

Year Ended December 31, 2009

During the year ended December 31, 2009, we recorded net impairment and restructuring charges of $27 million. This amount included a $7 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates. We also recorded a $10 million net impairment charge for the write-down of land and buildings at the campus of one hospital that moved to a new, replacement campus during 2010. Our estimates of the future undiscounted cash flows from the use of the former campus for several months during 2010 and from estimated disposition proceeds were less than the carrying values of the land and buildings of the campus. We compared the estimated fair values to the carrying values and, because the fair value estimate was lower than the carrying values of the assets, an impairment charge was recorded for the difference in the amounts. The remaining net impairment and restructuring charges for the year ended December 31, 2009 include $4 million of employee severance and other related costs, a $3 million impairment charge for the write-down of a note receivable due from a buyer of one of our previously divested hospitals as a result of the buyer filing for bankruptcy, and a $3 million impairment charge for the write-down of other assets primarily related to an option to purchase certain real property near one of our hospitals that no longer had value due to the financial condition of the owner of the real property.

Accrued Restructuring Charges

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2011, 2010 and 2009 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$13	$(10)	$(1)	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	0	(1)	0	5
	$10	$13	$(11)	$(1)	$11
Year Ended December 31, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$2	$(4)	$0	$4
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	(1)	(1)	0	6
	$14	$1	$(5)	$0	$10
Year Ended December 31, 2009
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$12	$4	$(9)	$(1)	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	15	7	(14)	0	8
	$27	$11	$(23)	$(1)	$14

The above liability balances at December 31, 2011 and 2010 are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments to be applied against these accruals at December 31, 2011 are expected to be approximately $5 million in 2012 and $6 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2011 and December 31, 2010:

	December 31,
	2011	2010
Senior notes:
6 3/8%, due 2011	$0	$65
6 1/2%, due 2012	57	57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	600	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	1	714
6 1/4%, due 2018	900	0
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Credit facility due 2016	80	0
Capital leases and mortgage notes	32	6
Unamortized note discounts	(129)	(197)
Total long-term debt	4,360	4,064
Less current portion	66	67
Long-term debt, net of current portion	$4,294	$3,997

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2011). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period ending in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate ending in May 2012 of 0.438% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2011, we had $80 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.78%, and we had approximately $164 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $527 million was available for borrowing under the revolving credit facility at December 31, 2011.

Senior Notes

In August 2010, we sold $600 million aggregate principal amount of 8% senior notes due 2020. The notes will mature on August 1, 2020. We pay interest on the 8% senior notes semi-annually in arrears on February 1 and August 1 of each year, which payments commenced on February 1, 2011.

Also in August 2010, we purchased approximately $782 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $6 million aggregate principal amount of our 9 7/8% senior notes due 2014 for approximately $835 million, including approximately $4 million in accrued and unpaid interest through the dates of purchase. We purchased the senior notes with the net proceeds of approximately $585 million from our sale of new 8% senior notes due 2020 as described above and cash on hand. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $52 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts, issuance costs and unrecognized interest rate hedge settlements associated with the notes.

In July 2010, we purchased $34 million aggregate principal amount of our 9 7/8% senior notes due 2014 and approximately $7 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $43 million, including less than $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of approximately $3 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

In June 2010, we purchased $2 million aggregate principal amount of our 7 3/8% senior notes due 2013 and $2 million aggregate principal amount of our 9 1/4% senior notes due 2015 for total cash of approximately $4 million. In March 2010, we purchased $6 million aggregate principal amount of our 9 1/4% senior notes due 2015 for cash of approximately $6 million. These transactions resulted in no gain or loss from early extinguishment of debt.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described below, the obligations of our subsidiaries and any obligations under our Credit Agreement to the extent of the collateral. We may redeem any series of our senior notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium specified in the applicable indenture, together with accrued and unpaid interest to the redemption date.

Senior Secured Notes

In November 2011, we sold $900 million aggregate principal amount of 6 1/4% senior secured notes due 2018. The notes will mature on November 1, 2018. We will pay interest on the 6 1/4% senior secured notes semi-annually in arrears on May 1 and November 1 of each year, with payments commencing on May 1, 2012. The notes rank equally with our 8 7/8% senior secured notes due 2019, our 9% senior secured notes due 2015 and our 10% senior secured notes due 2018, which we issued in the year ended December 31, 2009.

Also in November 2011, we purchased approximately $713 million aggregate principal amount of our 9% senior secured notes due 2015 for total cash of approximately $776 million, including approximately $4 million in accrued and unpaid interest through the dates of purchase. We purchased the senior secured notes with a portion of the proceeds from our sale of new 6 1/4% senior secured notes due 2018, as described above. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $117 million related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs associated with the notes.

All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions governing our ability to redeem the notes and the terms by which we may do so. At our option, we may redeem our 6¼% senior secured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the related indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time prior to July 1, 2012 in the case of the 8 7/8% senior secured notes and May 1, 2012 in the case of the 9% and 10% senior secured notes, we, at our option, may redeem up to 35% of the aggregate principal amount of any of these series of senior secured notes with the net cash proceeds of one or more qualified equity offerings (as defined in the applicable indenture) at a redemption price equal to a specified percentage — 108.875% in the case of the 8 7/8% senior secured notes, 109% in the case of the 9% senior secured notes and 110% in the case of the 10% senior secured notes — of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, we, at our option, may redeem our 8 7/8%, 9% and 10% senior secured notes, in whole or in part, or on or prior to July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable make-whole premium set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time after July 1, 2014 in the case of the 8 7/8% senior secured notes, May 1, 2012 in the case of the 9% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, we, at our option, may redeem the notes, in whole or in part, at the redemption prices set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a change of control (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

Covenants

Our Credit Agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the available credit under the revolving credit facility falls below $80 million, as well as limits on debt, asset sales and prepayments of senior debt. The Credit Agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our banks the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $100 million or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

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

Interest Rate Swap and LIBOR Cap Agreements

We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge and was being used to manage our exposure to future changes in interest rates. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes, which we expected to substantially offset each other, were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

In the year ended December 31, 2009, we entered into a LIBOR cap agreement to mitigate risks associated with potential significant increases in the one-month LIBOR relative to an interest rate swap agreement that we entered into in May 2009 and terminated in November 2009. The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Consolidated Balance Sheets totaled less than $1 million at December 31, 2011 and 2010. During the years ended

December 31, 2011 and 2010, mark-to-market adjustments of the LIBOR cap agreement of less than $1 million and approximately $3 million, respectively, were included in interest expense in the accompanying Consolidated Statements of Operations. In addition, see Note 18 for the disclosure of the fair value of the LIBOR cap agreement.

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2011 are as follows:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
Long-term debt, including capital lease obligations	$4,489	$66	$226	$67	$476	$82	$3,572
Long-term non-cancelable operating leases	$416	$109	$99	$59	$40	$30	$79

Rental expense under operating leases, including short-term leases, was $146 million, $136 million and $143 million in the years ended December 31, 2011, 2010 and 2009, respectively. Included in rental expense for these periods was sublease income of $8 million, $12 million and $17 million, respectively, which was recorded as a reduction to rental expense.

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

At December 31, 2011, the maximum potential amount of future payments under our income and revenue collection guarantees was $145 million. We had a liability of $106 million recorded for the fair value of these guarantees included in other current liabilities at December 31, 2011.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at December 31, 2011 was $6 million. We had a liability of $4 million recorded for the fair value of these guarantees, of which $1 million was included in other current liabilities and $3 million was included in other long-term liabilities, at December 31, 2011.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2011, approximately 21 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the years ended December 31, 2011, 2010 and 2009 includes $25 million, $22 million and $23 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($15 million, $14 million and $14 million, respectively, after-tax, excluding the impact of the deferred tax valuation allowance). The table below shows the stock option and restricted stock unit grants and other awards that comprise the $25 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2011. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2011
	(In Thousands)				(In Millions)
Stock Options:
February 25, 2010	960	$5.03	$2.89		$1
February 26, 2009	11,191	1.14	0.71		3
February 26, 2009	7,985	1.14	0.61		1
March 6, 2008	2,563	4.94	2.43		1
Restricted Stock Units:
November 4, 2011	268		4.86	(1)	1
February 23, 2011	3,864		6.90		7
February 25, 2010	4,327		5.03		7
March 6, 2008	2,657		4.94		2
Other grants					2
					$25

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2011, 2010 and 2009:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
		(In Millions)
Outstanding as of December 31, 2008	31,905,426	18.48
Granted	22,146,180	1.17
Exercised	0
Forfeited/Expired	(5,734,351)	18.21
Outstanding as of December 31, 2009	48,317,255	10.58
Granted	964,008	5.03
Exercised	(2,081,978)	1.21
Forfeited/Expired	(4,043,736)	20.62
Outstanding as of December 31, 2010	43,155,549	9.97
Granted	0
Exercised	(2,516,084)	1.31
Forfeited/Expired	(6,645,893)	32.23
Outstanding as of December 31, 2011	33,993,572	$6.26	$65	5.3 years
Vested and expected to vest at December 31, 2011	33,925,303	$6.27	$65	5.3 years
Exercisable as of December 31, 2011	26,798,092	$7.53	$39	4.8 years

There were 2,516,084 stock options exercised during the year ended December 31, 2011 with a $14 million aggregate intrinsic value, and 2,081,978 stock options exercised in 2010 with a $9 million aggregate intrinsic value.

As of December 31, 2011, there were $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.6 years.

In the year ended December 31, 2011, there were no stock options granted. In the year ended December 31, 2010, we granted an aggregate of 964,008 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. Because all conditions were met, the performance-based stock options will vest and be settled ratably over a three-year period from the date of the grant.

The weighted average estimated fair value of stock options we granted in the year ended December 31, 2010 was $2.89 per share for our top 11 employees. We did not grant stock options to any other employees in the year ended December 31, 2010. These fair values were calculated based on each grant date using a binomial lattice model with the following assumptions:

Year Ended December 31, 2010
Top Eleven Employees
Expected volatility	53%
Expected dividend yield	0%
Expected life	7 years
Expected forfeiture rate	2%
Risk-free interest rate	3.29%
Early exercise threshold	75% gain
Early exercise rate	20% per year

The expected volatility used in the binomial lattice model incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility in our stock price. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon U.S. Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at December 31, 2011:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	15,912,326	7.2 years	$1.14	9,473,119	$1.14
$1.15 to $10.639	10,968,023	5.0 years	7.25	10,211,750	7.45
$10.64 to $13.959	2,870,801	2.2 years	12.11	2,870,801	12.11
$13.96 to $17.589	3,594,422	1.1 years	17.09	3,594,422	17.09
$17.59 to $28.759	612,000	0.8 years	28.16	612,000	28.16
$28.76 and over	36,000	0.6 years	45.14	36,000	45.14
	33,993,572	5.3 years	$6.26	26,798,092	$7.53

As of December 31, 2011, approximately 73.5% of our outstanding options were held by current employees and approximately 26.5% were held by former employees. Approximately 56.5% of our outstanding options were in-the-money, that is, they had an exercise price less than the $5.13 market price of our common stock on December 31, 2011, and approximately 43.5% were out-of-the-money, that is, they had an exercise price of more than $5.13 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	20,128,972	99.6%	8,241,207	39.7%	28,370,179	73.5%
Former employees	59,334	0.4%	5,564,059	60.3%	5,623,393	26.5%
Totals	20,188,306	100.0%	13,805,266	100.0%	33,993,572	100.0%
% of all outstanding options	56.5%		43.5%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2008	8,670,318	$6.04
Granted	542,324	2.35
Vested	(4,069,831)	5.84
Forfeited	(336,370)	5.59
Unvested as of December 31, 2009	4,806,441	5.82
Granted	5,139,299	5.03
Vested	(2,500,853)	5.70
Forfeited	(1,123,617)	6.26
Unvested as of December 31, 2010	6,321,270	5.14
Granted	4,553,399	6.76
Vested	(2,889,882)	4.98
Forfeited	(275,561)	5.93
Unvested as of December 31, 2011	7,709,226	$6.13

In the year ended December 31, 2011, we granted 3,529,448 restricted stock units subject to time-vesting. In addition, we granted 755,436 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the year ended December 31, 2011, we also granted 268,515 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock. The fair value of restricted stock units granted to directors will be adjusted based on our share price at the end of each calendar quarter. Annual grants of restricted stock units to our directors settle on the earlier of the third anniversary of the date of the grant or termination of board service, unless settlement has been deferred by the director. Initial grants of restricted stock units to newly appointed directors are settled only upon termination of board service.

In the year ended December 31, 2010, we granted 4,081,030 restricted stock units subject to time-vesting. In addition, we granted 832,030 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the year ended December 31, 2010, we also granted 226,239 restricted stock units to our directors, which vested immediately on the grant date and may be settled, as described above, in cash, shares of our common stock or a combination of cash and stock.

As of December 31, 2011 and 2010, there were $29 million and $19 million, respectively, of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 20,250,000 shares of common stock to our eligible employees. As of December 31, 2011, there were approximately 2,651,815 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Number of shares	749,637	771,319	1,715,591
Weighted average price	$5.36	$4.93	$1.34

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 75% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. As of January 1, 2009, the employer match was made discretionary, employees must work 1,000 hours or more during the plan year to be eligible to receive any match and the matching percentage was reduced from 3% to 1.5%. However, based on our improved profitability in 2009, we recorded, in the three months ended December 31, 2009, discretionary contribution expense of $16 million for contributions to the 401(k) plan accounts of employees who were not eligible for incentive compensation awards. Plan expenses, primarily related to our contributions to the plan, were approximately $32 million, $27 million and $44 million for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. The plans are not funded, and plan obligations are paid from our working capital. Pension benefits are generally based on years of service and compensation. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(268)	$(249)
Service cost	(2)	(2)
Interest cost	(14)	(14)
Actuarial loss	(19)	(21)
Benefits paid	18	18
Ending obligations	(285)	(268)
Fair value of plans’ assets	0	0
Funded status of plans	$(285)	$(268)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(20)	$(19)
Other long-term liability	(265)	(249)
Accumulated other comprehensive loss	65	49
	$(220)	$(219)

Assumptions:
Discount rate	5.00%	5.50%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2011	December 31, 2010

(1)          The accumulated benefit obligation at December 31, 2011 and 2010 was approximately $280 million and $265 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2011	2010	2009

Service costs	$2	$2	$1
Interest costs	14	14	14
Amortization of prior-year service costs	0	0	3
Amortization of net actuarial loss	3	1	1
Net periodic benefit cost	$19	$17	$19

Assumptions:
Discount rate	5.50%	5.75%	5.75%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	4.00%
Measurement date	January 1, 2011	January 1, 2010	January 1, 2009
Census date	January 1, 2011	January 1, 2010	January 1, 2009

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

We recorded loss adjustments of $16 million, $20 million and $3 million in other comprehensive income (loss) in the three months ended December 31, 2011, 2010 and 2009, respectively, to recognize changes in the funded status of our SERPs. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial losses of $19 million, $21 million and $7 million during the years ended December 31, 2011, 2010 and 2009, respectively, and the amortization of net prior service costs of less than $1 million for the years ended December 31, 2011 and 2010 and approximately $3 million for the year ended December 31, 2009 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $65 million, $49 million and $29 million as of December 31, 2011, 2010 and 2009, respectively, and unrecognized prior service costs of less than $1 million as of all of the years ended December 31, 2011, 2010 and 2009, have not yet been recognized as components of net periodic benefit costs. During the year ending December 31, 2012, no net prior service costs are expected to be recognized as components of net periodic benefit costs.

The following table presents our estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2012	2013	2014	2015	2016	Thereafter
SERP benefit payments	$200	$20	$20	$20	$20	$20	$100

The SERP obligations of $285 million at December 31, 2011 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($20 million) and an other noncurrent liability ($265 million) based on an estimate of the expected payment patterns.

NOTE 9. OTHER CURRENT ASSETS

The principal components of other current assets are shown in the table below:

	December 31,
	2011	2010
Prepaid expenses	$73	$70
Physician receivables and relocation agreements	58	62
Physician and group coverage guarantees	104	70
Disproportionate share hospital revenue receivables	27	33
Vendor and other nonpatient receivables	47	22
Grant receivable related to medical residency program	2	2
Electronic health record incentives receivable	13	0
Supplemental California Medi-Cal payment receivable	16	0
Sublease receivables	2	2
Other, net	36	28
Other current assets	$378	$289

Of the total amounts in other current assets, $38 million and $17 million was past due more than 90 days as of December 31, 2011 and 2010, respectively, primarily related to disproportionate share hospital revenue receivables and vendor and other nonpatient receivables.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2011	2010
Land	$350	$352
Buildings and improvements	4,102	3,984
Construction in progress	236	205
Equipment	3,048	2,863
	7,736	7,404
Accumulated depreciation and amortization	(3,386)	(3,100)
Net property and equipment	$4,350	$4,304

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used. At December 31, 2011 and 2010, we had $109 million and $91 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $104 million and $87 million, respectively, were included in accounts payable.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010:

	2011	2010
As of January 1:
Goodwill	$3,076	$3,031
Accumulated impairment losses	(2,424)	(2,424)
Total	652	607
Goodwill acquired during the year	90	45
Impairment of goodwill	(6)	0
Total	$736	$652

As of December 31:
Goodwill	$3,166	$3,076
Accumulated impairment losses	(2,430)	(2,424)
Total	$736	$652

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2011 and 2010:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2011:
Capitalized software costs	$756	$(344)	$412
Long-term debt issuance costs	88	(15)	73
Other	5	(1)	4
Total	$849	$(360)	$489
As of December 31, 2010:
Capitalized software costs	$658	$(288)	$370
Long-term debt issuance costs	84	(14)	70
Other	2	0	2
Total	$744	$(302)	$442

Estimated future amortization of intangibles with finite useful lives as of December 31, 2011 is as follows:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
Amortization of intangible assets	$489	$69	$63	$59	$52	$51	$195

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
Marketable debt securities	$22	$26
Equity investments in unconsolidated health care entities(1)	23	27
Total investments	45	53
Cash surrender value of life insurance policies	18	18
Long-term deposits	47	49
Land held for expansion, long-term receivables and other assets	46	44
Investments and other assets	$156	$164

(1)          Equity earnings of unconsolidated affiliates are included in net operating revenues in the accompanying Consolidated Statements of Operations and were $8 million and $5 million in the years ended December 31, 2011 and 2010, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2011 and 2010, there were less than $1 million of accumulated unrealized gains on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2011	2010
Unamortized realized losses from interest rate lock derivatives	$(1)	$(1)
Adjustments for supplemental executive retirement plans	(51)	(42)
Accumulated other comprehensive loss	$(52)	$(43)

There was a tax effect allocated to the adjustments for supplemental executive retirement plans for the years ended December 31, 2011 and 2010 of $7 and $8 million, respectively.

NOTE 14. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2011 through March 31, 2012, April 1, 2010 through March 31, 2011 and April 1, 2009 through March 31, 2010, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At December 31, 2011 and 2010, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $412 million and $467 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.35%, 2.71% and 2.69% at December 31, 2011, 2010 and 2009, respectively.

Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•                  Policy period June 1, 2011 through May 31, 2012—Our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 65% reinsured by THINC with independent reinsurance companies, with THINC retaining 35% or a maximum of $3.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $110 million, $57 million and $89 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 15. CLAIMS AND LAWSUITS

We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to continue to be instituted or asserted against us. The resolution of any of these matters could have a material adverse effect on our results of operations, financial condition or cash flows in a given period.

In accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 450, “Contingencies,” and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Where a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information.

1.                                       Governmental Reviews—Health care companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods.

The following is an update of material pending governmental reviews, all of which have been previously reported.

•                  Inpatient Rehabilitation Facilities Review. In October 2007, we notified the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services that we had completed a preliminary review of admissions to our inpatient rehabilitation unit at South Fulton Medical Center that suggested further review was necessary to determine whether the hospital had received Medicare overpayments reportable under our now-expired corporate integrity agreement (“CIA”). In February 2009, the U.S. Department of Justice (“DOJ”), which is participating in this matter with the OIG, requested additional information regarding, among other things, the basis for our submission of this matter to the OIG. The government’s review expanded to include all of our active and divested inpatient hospitals and units for the period May 15, 2005 through December 31, 2007.

In October 2010 and January 2011, we met with the DOJ to discuss an examination of this matter originally presented to the DOJ in March 2010. Beginning in April 2011, the DOJ initiated a series of informal, non-binding and exploratory discussions with us about a potential non-judicial resolution of this matter. On December 16, 2011, the parties reached an agreement in principle on potential settlement terms, including a potential settlement amount, all of which remains subject to final approval within the DOJ. Although the parties have not executed a formal settlement agreement (which remains under negotiation), and although the agreement in principle requires formal approval by the DOJ, we believe that it is probable that a settlement will be reached; accordingly, we increased our reserve by approximately $23 million (approximately $12 million of which related to continuing operations and approximately $11 million of which related to discontinued operations) in the three months ended December 31, 2011 to reflect our current estimate of our probable liability for this matter.

•                  Kyphoplasty Review. The DOJ, in coordination with the OIG, has contacted a number of hospitals requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. As of December 31, 2011, seven of our hospitals had received information requests from the DOJ regarding these procedures. The government requested the information in connection with its review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis.

•                  Review of Florida Medical Center’s Partial Hospitalization Program. In February 2009, the fiscal intermediary for our Florida Medical Center began a probe review of the group billing practices of that facility’s partial hospitalization program, a psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis. We also examined the records reviewed by the fiscal intermediary and independently determined that patients had multiple outpatient admissions with lengths of stay longer than expected for this type of program. As a result of our review of this matter, we closed the program and, pursuant to the CIA, notified the OIG about our findings in June 2009. Our subsequent submission of this matter into the OIG’s voluntary self-disclosure protocol was accepted. The review of this matter is ongoing, but the parties are engaged in informal, non-binding and exploratory discussions about a potential non-judicial resolution of this matter.

•                  Review of ICD Implantation Procedures. In March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) during the period 2002 to the date of the letter. The government is seeking this information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. The DOJ has since notified us that it also intends to review records and documents from 32 of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well.

Our analysis of several of these matters is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. However, based on currently available information, as of December 31, 2011, we have recorded reserves of approximately $50 million in the aggregate with respect to the foregoing governmental proceedings. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

2.                                       Class Action Lawsuits Resulting from Hurricane Katrina—In March 2011, we agreed to settle two previously reported class action lawsuits relating to alleged injuries suffered by persons at Memorial Medical Center, one of our former New Orleans area hospitals, following Hurricane Katrina for a $25 million cash payment, which was fully reserved at March 31, 2011. The court approved the final settlement agreement at a fairness hearing held in October 2011.

In January 2012, we reached an agreement in principle to settle for approximately $12 million a similar purported class action lawsuit filed on behalf of persons allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center (another one of our former New Orleans area hospitals). The settlement, which will be covered in full by our excess insurance carrier, will be apportioned among the eligible class members who file a proof of claim once the Civil District Court for the Parish of Orleans certifies the class in that case — which is captioned Dunn, et al. v. Tenet Mid-City Medical, L.L.C. (formerly d/b/a Lindy Boggs Medical Center), et al. We anticipate the parties will execute a final settlement agreement by early March 2012 and will submit it to the court for preliminary approval shortly thereafter. Following the court’s preliminary approval, the settlement will be subject to a fairness hearing with class members and final review by the court.

In addition, we are defendants in 17 individual Hurricane Katrina-related lawsuits filed in the Civil District Court for the Parish of Orleans. As of December 31, 2011, trial dates had not been set in these individual cases. In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for Hurricane Katrina by, among other things, failing to evacuate patients ahead of the storm and failing to have properly configured emergency generator systems. The plaintiffs seek unspecified damages for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to other patients, and additional claims. Although we are unable to predict the ultimate resolution of the pending lawsuits, we do not believe the outcome of these matters, either individually or collectively, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

3.                                       Hospital-Related Tort Claim—On November 16, 2011, following a trial in the Superior Court in Los Angeles County, California, a jury awarded the plaintiff in the matter of Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation compensatory damages in the amount of approximately $2.4 million. In her complaint, the plaintiff alleged that she was assaulted in April 2006 by a hospital employee while a patient at Tarzana Regional Medical Center (a hospital we have since divested). On November 17, 2011, the jury awarded the plaintiff a $65 million verdict against our former hospital for punitive damages. We intend to vigorously contest the verdicts in this case.

Based on available information, and after taking into account the verdicts of the jury (which we intend to appeal), management determined in the three months ended December 31, 2011 that a loss with respect to this matter is probable and, as a result, recorded a reserve of approximately $6 million in discontinued operations. For purposes of computing the reserve, management estimated that the probable range of loss would be between approximately $6 million and $25 million (including approximately $1 million in attorneys’ fees) based on our expectation, after analysis of relevant case law, that a California court would apply U.S. Supreme Court opinions that generally limit, as a matter of constitutional law, the amount of a punitive award to be no more than a multiple of nine times the compensatory award and, in the case of a substantial compensatory award, to be no more than a multiple of one times that award. At this time, management has concluded that no amount within this range is any more likely than any other; therefore, in accordance with ASC 450, the accrual was recorded at the low end of the estimated range.

4.                                       Ordinary Course Matters—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation (which was filed June 2003) and Tien, et al. v. Tenet Healthcare Corporation (which was filed in May 2004). The plaintiffs seek back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were denied in the lower court, and the appellate court affirmed the lower court’s ruling. The California Supreme Court granted the plaintiffs’ petition for review of the lower court’s ruling, but has deferred further action in the matter pending its decision in a similar case, which is expected in April 2012. Based on available information, we believe at this time that the ultimate resolution of the coordinated lawsuits will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the matters described above, our hospitals are subject to investigations, claims and legal proceedings in the ordinary course of our business. Most of these matters involve allegations of medical malpractice or other injuries suffered at our hospitals. We are also party in the normal course of business to regulatory proceedings and private litigation concerning the terms of our union agreements and the application of various federal and state labor laws, rules and regulations governing, among other things, a variety of workplace wage and hour issues. Furthermore, our hospitals are routinely subject to sales and use tax audits and personal property tax audits by the state and local government jurisdictions in which they do business. The results of the audits are frequently disputed, and such disputes are ordinarily resolved by administrative appeals or litigation. It is management’s opinion that the ultimate resolution of these ordinary course investigations, claims and legal proceedings will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2011, 2010 and 2009:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2011
Continuing operations	$30	$55	$(36)	$0	$49
Discontinued operations	0	17	0	0	17
	$30	$72	$(36)	$0	$66
Year Ended December 31, 2010
Continuing operations	$95	$12	$(78)	$1	$30
Discontinued operations	0	0	0	0	0
	$95	$12	$(78)	$1	$30
Year Ended December 31, 2009
Continuing operations	$240	$31	$(181)	$5	$95
Discontinued operations	0	0	0	0	0
	$240	$31	$(181)	$5	$95

For the years ended December 31, 2011, 2010 and 2009, we recorded net costs of $72 million, $12 million and $31 million, respectively, in connection with significant legal proceedings and investigations. The 2011 costs primarily relate to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described above, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim, and costs to defend the Company in various matters. The 2010 costs primarily relate to costs to defend the Company in various matters and changes in reserve estimates established in connection with certain governmental reviews described above, as well as costs associated with our evaluation of the unsolicited acquisition proposal received in November 2010. The 2009 costs primarily relate to reserves established in connection with certain governmental reviews described above. The 2009 costs also include amounts paid to indemnify a former officer of the Company in a matter to which the Company was not a party and costs to defend the Company in various matters. The 2009 payments primarily relate to a wage and hour settlement and payments related to our 2006 civil settlement with the federal government. The amounts for 2010 and 2009 in the column entitled “Other” above relate to the reclassification of previously recorded reserves associated with certain of the matters described above to the accrued legal settlement costs caption in the accompanying Consolidated Balance Sheets.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current tax expense (benefit):
Federal	$0	$6	$(53)
State	(6)	0	11
	(6)	6	(42)
Deferred tax expense (benefit):
Federal	62	(929)	17
State	5	(54)	2
	67	(983)	19
	$61	$(977)	$(23)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2011	2010	2009
Tax expense at statutory federal rate of 35%	$57	$55	$72
State income taxes, net of federal income tax benefit	10	10	10
Tax attributable to noncontrolling interests	(4)	(3)	(4)
Other changes in valuation allowance	(2)	(1,054)	(114)
Change in tax contingency reserves, including interest	(12)	16	(24)
Termination of company-owned life insurance policies	0	0	37
Prior-year provision to return adjustment and other changes in deferred taxes, net of valuation allowance	7	(3)	(1)
Other items	5	2	1
	$61	$(977)	$(23)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$0	$418	$0	$469
Reserves related to discontinued operations and restructuring charges	5	0	4	0
Receivables (doubtful accounts and adjustments)	178	0	153	0
Deferred gain on debt exchanges	0	53	0	53
Accruals for retained insurance risks	197	0	217	0
Intangible assets	0	115	0	103
Other long-term liabilities	53	0	52	0
Benefit plans	190	0	185	0
Other accrued liabilities	31	0	14	0
Investments and other assets	5	0	4	0
Net operating loss carryforwards	695	0	842	0
Stock-based compensation	44	0	83	0
Other items	41	0	46	0
	1,439	586	1,600	625
Valuation allowance	(61)	0	(66)	0
	$1,378	$586	$1,534	$625

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2011	2010
Current portion of deferred income taxes	$418	$282
Deferred income taxes, net of current portion	374	627
Noncurrent deferred income tax liability	0	0
Net deferred tax asset (liability)	$792	$909

The provision for income taxes in the year ended December 31, 2010 included an income tax benefit of $993 million in continuing operations related to a decrease in the valuation allowance for our deferred tax assets and other tax adjustments. The net decrease in the valuation allowance during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against projected future years’ taxable income. After considering all available evidence, both positive (including cumulative profits, carryforward periods for utilization of federal net operating loss carryovers and other factors) and negative (including cumulative losses in past years and other factors), we concluded that the valuation allowance against our deferred tax assets should be reduced by approximately $1.06 billion. The remaining $66 million balance in the valuation allowance as of December 31, 2010 was primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized. Based on the improvement of our operating results in 2009 and 2010 and our assessment of projected future results of operations, we determined that realization of the deferred income tax benefit was more likely than not. As a result, our judgment about the need for this valuation allowance changed and the reduction in the valuation allowance was recorded as a benefit in the provision for income taxes.

Effective January 1, 2007, we adopted ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2011, 2010 and 2009.

	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2008	61	17	78
Additions for prior-year tax positions	0	0	0
Reductions for tax positions of prior years	(16)	(4)	(20)
Additions for current-year tax positions	2	0	2
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(11)	(1)	(12)
Reductions due to a lapse of statute of limitations	(2)	0	(2)
Balance at December 31, 2009	34	12	46
Additions for prior-year tax positions	12	0	12
Reductions for tax positions of prior years	(12)	(11)	(23)
Additions for current-year tax positions	1	0	1
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	0	0	0
Reductions due to a lapse of statute of limitations	(1)	0	(1)
Balance at December 31, 2010	$34	$1	$35
Additions for prior-year tax positions	15	0	15
Reductions for tax positions of prior years	(2)	0	(2)
Additions for current-year tax positions	3	0	3
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(12)	0	(12)
Reductions due to a lapse of statute of limitations	(4)	0	(4)
Balance at December 31, 2011	$34	$1	$35

The total amounts of unrecognized tax benefits as of December 31, 2009 and 2010 were $46 million and $35 million, respectively, of which $46 million and $23 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2011 includes a benefit of $21 million ($2 million related to continuing operations and $19 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2011 was $35 million, which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2010 includes a benefit of $58 million ($45 million related to continuing operations and $13 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects, primarily as a result of audit settlements and the expiration of statutes of limitation.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions ($1 million of income related to continuing operations and $2 million of expense related to discontinued operations) are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2011 were $9 million ($10 million related to continuing operations and $(1) million related to discontinued operations).

The Internal Revenue Service (“IRS”) has completed the audits of our tax returns for all tax years ending on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Tax returns for years ended after December 31, 2007 are not currently under examination by the IRS. During 2011, the resolution of tax and interest computations by the IRS resulted in a net refund of tax and interest of $18 million with respect to the tax years ended May 31, 1998 through December 31, 2003, and payment of $15 million of tax and interest with respect to the tax years ended December 31, 2006 and 2007.

As of December 31 2011, approximately $9 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2011, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax expiring in 2024 to 2030, (2) approximately $20 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 through 2031, and (4) state NOL carryforwards of $3.3 billion expiring in 2012 through 2031 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $32 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards.

NOTE 17. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income from continuing operations for the years ended December 31, 2011, 2010 and 2009. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$64	468,726	$0.13
Effect of dilutive stock options and restricted stock units	0	16,455	0.00
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$64	485,181	$0.13

Year Ended December 31, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,102	484,321	$2.28
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	24	76,310	(0.27)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,126	560,631	$2.01

Year Ended December 31, 2009
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$212	480,240	$0.44
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	27,037	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$218	507,277	$0.43

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the years ended December 31, 2011, 2010 and 2009 were 13,685, 20,171 and 26,843 shares, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$2	$0	$2	$0
Marketable debt securities — noncurrent	22	6	15	1
	$24	$6	$17	$1
Derivative Contracts (see Note 6):
LIBOR cap agreement asset	$0	$0	$0	$0

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$1	$0	$1	$0
Marketable debt securities — noncurrent	26	8	17	1
	$27	$8	$18	$1
Derivative Contracts (see Note 6):
LIBOR cap agreement asset	$0	$0	$0	$0

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the years ended December 31, 2011 or 2010.

At December 31, 2011, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the years ended December 31, 2011 or 2010.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$20	$0	$20	$0
Goodwill	$0	$0	$0	$0

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$25	$0	$25	$0

As described in Note 5, we recorded $12 million in impairment charges in continuing operations in the year ended December 31, 2011 consisting of (i) $6 million for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values of $20 million primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment and (ii) $6 million for the write-off of goodwill associated with our diagnostic imaging center business in Louisiana to its implied fair value of $0.

We recorded a $5 million impairment charge in continuing operations in the year ended December 31, 2010 for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values of $25 million primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

The fair value of our long-term debt is based on quoted market prices. At December 31, 2011 and 2010, the estimated fair value of our long-term debt was approximately 104.9% and 106.3%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2011, we acquired 15 outpatient centers — four diagnostic imaging centers, a majority interest in one other diagnostic imaging center, three oncology centers, an urgent care center, a majority interest in five ambulatory surgery centers, and a majority interest in one other ambulatory surgery center in which we previously held a minority interest. In 2011, we also acquired 26 physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $84 million.

During the year ended December 31, 2010, we acquired various outpatient centers in California, Florida, Missouri, New Mexico, South Carolina, Tennessee and Texas. The aggregate purchase price of these acquisitions was $65 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired, liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, for substantially all of the centers acquired during the year ended December 31, 2011; therefore, the purchase price allocations for those centers are subject to adjustment once the valuations are completed. During the year ended December 31, 2011, we finalized the purchase price allocations for the various centers acquired in 2010, which resulted in an increase in goodwill of $4 million with a corresponding reduction in property and equipment.

Purchase price allocations for the acquisitions made during the years ended December 31, 2011 and 2010 are as follows:

	Years Ended December 31,
	2011	2010
Current assets	$8	$0
Property and equipment	34	20
Other intangible assets	2	0
Goodwill	86	45
Current liabilities	(7)	0
Long-term liabilities	(8)	0
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(16)	0
Noncontrolling interests	(15)	0
Net cash paid	$84	$65

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $4 million and $3 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2011 and 2010, respectively.

NOTE 20. SALE OF INVESTMENT

During the year ended December 31, 2009, we recorded a gain on sale of investment of approximately $15 million in continuing operations related to the sale of our 50% membership interest in Peoples Health Network, the company that administered the operations of Tenet Choices, Inc., our wholly owned Medicare Advantage HMO insurance subsidiary in Louisiana.

NOTE 21. RECENT ACCOUNTING STANDARDS

Changes in Accounting Principle

Effective January 1, 2011, we adopted ASU 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2011, we adopted ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective December 31, 2011, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Notes 1 and 3. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows.

Recently Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2011. The adoption of this standard by us in 2012 is not expected to have any impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income and the total of comprehensive income. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard by us in 2012 is not expected to have any impact on our financial condition, results of operations or cash flows.

The FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” in December 2011, which supersedes certain pending paragraphs in ASU 2011-05, to effectively defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The deferral of the amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private and non-profit entities. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard by us in 2012 is not expected to have any impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The guidance provided in this ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard by us in 2012 is not expected to have any impact on our financial condition, results of operations or cash flows.

Also in September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The guidance provided in this ASU was effective for us beginning in the annual reporting period ended December 31, 2011. The adoption of this standard did not have any impact on our financial condition, results of operations or cash flows.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2011
	First	Second	Third	Fourth
Net operating revenues	$2,299	$2,179	$2,150	$2,226
Net income attributable to Tenet Healthcare Corporation common shareholders	$73	$55	$6	$(76)
Earnings per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.15	$0.11	$0.02	$(0.17)
Diluted	$0.14	$0.11	$0.02	$(0.17)

	Year Ended December 31, 2010
	First	Second	Third	Fourth
Net operating revenues	$2,151	$2,130	$2,075	$2,111
Net income attributable to Tenet Healthcare Corporation common shareholders	$88	$25	$932	$74
Earnings per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.18	$0.05	$1.92	$0.15
Diluted	$0.17	$0.05	$1.68	$0.14

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report and commercial contract settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by CMS of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulation; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Previously reported net operating revenues in the above table have been adjusted to reflect the impact of the adoption of Accounting Standards Update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” as of December 31, 2011, which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified in accordance with the provisions of ASU 2011-07. Also effective December 31, 2011, we reclassified the electronic health record incentives previously recorded as net operating revenues to the operating expenses section of our consolidated statements of operations.

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

During the fourth quarter of 2011, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our executive officers appears under Part I, Item I, of this report on Form 10-K under the caption “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 83 through 121.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 132).

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

(c)             Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, par value $0.15 per share, dated January 7, 2011 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

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

(b)            Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee, relating to 6 7/8% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(c)             Fourth Supplemental Indenture, dated as of March 7, 2002, between the Registrant and The Bank of New York, as trustee, relating to 6 1/2% Senior Notes due 2012 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed March 7, 2002)

(d)            Sixth Supplemental Indenture, dated as of January 28, 2003, between the Registrant and The Bank of New York, as trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated January 28, 2003 and filed January 31, 2003)

(e)             Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as trustee, relating to 9 7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 3, 2004)

(f)              Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as trustee, relating to 9 1/4% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(g)             Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 9% Senior Secured Notes due 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(h)            Tenth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 10% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(i)                Eleventh Supplemental Indenture, dated as of June 15, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 8 7/8% Senior Secured Notes due 2019 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(j)               Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(k)            Thirteenth Supplemental Indenture, dated as of November 21, 2011, to Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 9% Senior Secured Notes due 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(l)     Fourteenth Supplemental Indenture, dated as of November 21, 2011, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6 1/4% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(10)     Material Contracts

(a)            Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b)            Amendment No. 1, dated as of November 29, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 29, 2011 and filed December 1, 2011)

(c)             Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(d)            Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(e)             Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(f)              Exchange and Registration Rights Agreement, dated as of November 21, 2011, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(g)             Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)•

(h)            Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(i)                Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(j)               Letter from the Registrant to Britt T. Reynolds, dated December 15, 2011*†

(k)            Letter from the Registrant to Biggs C. Porter, accepted May 22, 2006 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006)*

(l)                Letter from the Registrant to Gary Ruff, accepted August 1, 2008 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(m)        Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(n)            Tenet First Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(o)            Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(p)            Tenet Healthcare Corporation Sixth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(q) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(q)            Eighth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(r) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(r)               First Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(s) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(s)              Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(t)               First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(u)            Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)            Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)          Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(x)            Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(y)            Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(z)             Amendment One to Second Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-8, filed May 12, 2010)*

(aa)     Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(bb)     Form of Award used to evidence grants of performance cash awards under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(cc)       Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(dd)     First Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(bb) to Registrant’s Annual Report on

Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(ee)       Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)           Subsidiaries of the Registrant†

(23)           Consent of Deloitte & Touche LLP†

(31)           Rule 13a-14(a)/15d-14(a) Certifications

(a)            Certification of Trevor Fetter, President and Chief Executive Officer†

(b)            Certification of Biggs C. Porter, Chief Financial Officer†

(32)        Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Biggs C. Porter, Chief Financial Officer†

(101 INS)               XBRL Instance Documento

(101 SCH)          XBRL Taxonomy Extension Schema Documento

(101 CAL)          XBRL Taxonomy Extension Calculation Linkbase Documento

(101 DEF)            XBRL Taxonomy Extension Definition Linkbase Documento

(101 LAB)          XBRL Taxonomy Extension Label Linkbase Documento

(101 PRE)            XBRL Taxonomy Extension Presentation Linkbase Documento

•      Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

*     Management contract or compensatory plan or arrangement.

†     Filed herewith.

o        XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: February 27, 2012	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	By:	/s/ TREVOR FETTER
Trevor Fetter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2012	By:	/s/ BIGGS C. PORTER
Biggs C. Porter
Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2012	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 27, 2012	By:	/s/ JOHN ELLIS BUSH
John Ellis Bush
Director

Date: February 27, 2012	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines
Director

Date: February 27, 2012	By:	/s/ KAREN M. GARRISON
Karen M. Garrison
Director

Date: February 27, 2012	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas
Director

Date: February 27, 2012	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey
Director

Date: February 27, 2012	By:	/s/ FLOYD D. LOOP
Floyd D. Loop, M.D.
Director

Date: February 27, 2012	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill
Director

Date: February 27, 2012	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer
Director

Date: February 27, 2012	By:	/s/ JAMES A. UNRUH
James A. Unruh
Director

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance at	Additions Charged To:				Balance at
	Beginning of Period	Costs and Expenses(1)(2)	Other Accounts	Deductions(3)	Other Items	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$352	$721	$—	$(676)	$—	$397
Year ended December 31, 2010	$369	$730	$—	$(747)	$—	$352
Year ended December 31, 2009	$396	$696	$—	$(723)	$—	$369

Valuation allowance for deferred tax assets
Year ended December 31, 2011	$66	$(5)	$—	$—	$—	$61
Year ended December 31, 2010	$1,127	$(1,061)	$—	$—	$—	$66
Year ended December 31, 2009	$1,265	$(139)	$1	$—	$—	$1,127

(1)   Includes amounts recorded in discontinued operations.

(2)   Before considering recoveries on accounts or notes previously written off.

(3)   Accounts written off.