Form 10-Q
period 2012-03-31
TENET HEALTHCARE CORP
filed 2012-05-08
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 413,812,581 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$104	$113
Accounts receivable, less allowance for doubtful accounts ($380 at March 31, 2012 and $397 at December 31, 2011)	1,417	1,278
Inventories of supplies, at cost	157	161
Income tax receivable	5	7
Current portion of deferred income taxes	411	418
Assets held for sale	2	2
Other current assets	386	378
Total current assets	2,482	2,357
Investments and other assets	153	156
Deferred income taxes, net of current portion	342	374
Property and equipment, at cost, less accumulated depreciation and amortization ($3,442 at March 31, 2012 and $3,386 at December 31, 2011)	4,324	4,350
Goodwill	738	736
Other intangible assets, at cost, less accumulated amortization ($375 at March 31, 2012 and $360 at December 31, 2011)	506	489
Total assets	$8,545	$8,462

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$288	$66
Accounts payable	640	760
Accrued compensation and benefits	338	376
Professional and general liability reserves	63	75
Accrued interest payable	103	112
Accrued legal settlement costs	56	64
Other current liabilities	352	362
Total current liabilities	1,840	1,815
Long-term debt, net of current portion	4,295	4,294
Professional and general liability reserves	335	337
Accrued legal settlement costs	2	2
Other long-term liabilities	526	506
Total liabilities	6,998	6,954
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	16
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at both March 31, 2012 and December 31, 2011	334	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 551,631,747 shares issued at March 31, 2012 and 551,468,550 shares issued at December 31, 2011	27	27
Additional paid-in capital	4,403	4,407
Accumulated other comprehensive loss	(49)	(52)
Accumulated deficit	(1,376)	(1,440)
Common stock in treasury, at cost, 138,100,420 shares at March 31, 2012 and 136,442,696 shares at December 31, 2011	(1,879)	(1,853)
Total shareholders’ equity	1,460	1,423
Noncontrolling interests	71	69
Total equity	1,531	1,492
Total liabilities and equity	$8,545	$8,462

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,543	$2,481
Less: Provision for doubtful accounts	193	182
Net operating revenues	2,350	2,299
Operating expenses:
Salaries, wages and benefits	1,078	1,035
Supplies	406	404
Other operating expenses, net	553	506
Electronic health record incentives	(1)	(25)
Depreciation and amortization	104	101
Impairment of long-lived assets and goodwill, and restructuring charges, net	3	8
Litigation and investigation costs	2	11
Operating income	205	259
Interest expense	(98)	(118)
Investment earnings	1	1
Income from continuing operations, before income taxes	108	142
Income tax expense	(42)	(51)
Income from continuing operations, before discontinued operations	66	91
Discontinued operations:
Income (loss) from operations	1	(15)
Income tax benefit	0	6
Income (loss) from discontinued operations	1	(9)
Net income	67	82
Less: Preferred stock dividends	6	6
Less: Net income attributable to noncontrolling interests	3	3
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$73
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$57	$82
Income (loss) from discontinued operations, net of tax	1	(9)
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$73
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.14	$0.17
Discontinued operations	0.00	(0.02)
	$0.14	$0.15
Diluted
Continuing operations	$0.13	$0.16
Discontinued operations	0.00	(0.02)
	$0.13	$0.14
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	411,373	486,902
Diluted	484,873	565,181

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$67	$82
Other comprehensive income:
Adjustments for supplemental executive retirement plans	3	0
Other comprehensive income before income taxes	3	0
Income tax expense related to items of other comprehensive income	0	0
Total other comprehensive income, net of tax	3	0
Comprehensive income	70	82
Less: Preferred stock dividends	6	6
Less: Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$61	$73

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$67	$82
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104	101
Provision for doubtful accounts	193	182
Deferred income tax expense	38	35
Stock-based compensation expense	8	7
Impairment of long-lived assets and goodwill, and restructuring charges, net	3	8
Litigation and investigation costs	2	11
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	0	19
Amortization of debt discount and debt issuance costs	5	8
Pre-tax (income) loss from discontinued operations	(1)	15
Other items, net	(4)	(13)
Changes in cash from operating assets and liabilities:
Accounts receivable	(326)	(278)
Inventories and other current assets	(10)	(113)
Income taxes	3	(14)
Accounts payable, accrued expenses and other current liabilities	(110)	(44)
Other long-term liabilities	16	12
Payments against reserves for restructuring charges and litigation costs and settlements	(11)	(7)
Net cash used in operating activities from discontinued operations, excluding income taxes	(19)	(13)
Net cash used in operating activities	(42)	(2)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(136)	(116)
Purchases of businesses or joint venture interests	(3)	(18)
Proceeds from sales of marketable securities, long-term investments and other assets	3	5
Net cash used in investing activities	(136)	(129)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(455)	0
Proceeds from borrowing under credit facility	658	0
Repayments of other borrowings	(4)	(1)
Repurchases of common stock	(26)	0
Cash dividends on preferred stock	(6)	(6)
Distributions paid to noncontrolling interests	(3)	(2)
Other items, net	5	2
Net cash provided by (used in) financing activities	169	(7)
Net decrease in cash and cash equivalents	(9)	(138)
Cash and cash equivalents at beginning of period	113	405
Cash and cash equivalents at end of period	$104	$267
Supplemental disclosures:
Interest paid, net of capitalized interest	$(102)	$(97)
Income tax payments, net	$(2)	$(24)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates own and operate acute care hospitals and related health care facilities. At March 31, 2012, our subsidiaries operated 50 hospitals, including four academic medical centers and one critical access hospital, with a combined total of 13,509 licensed beds, primarily serving urban and suburban communities in 11 states. Our subsidiaries also operated 101 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers, urgent care centers and free-standing emergency departments in 12 states at March 31, 2012. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, our hospital campuses); revenue cycle management, health care information management and patient communications services businesses; physician practices; captive insurance companies; a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk; and occupational and rural health care clinics.

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, our results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended March 31,
	2012	2011
Medicare	$644	$555
Medicaid	180	276
Managed care	1,350	1,301
Indemnity, self-pay and other	247	254
Acute care hospitals – other revenue	28	30
Other operations	94	65
Net operating revenues before provision for doubtful accounts	$2,543	$2,481

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $104 million and $113 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, our book overdrafts were approximately $186 million and $252 million, respectively, which were classified as accounts payable.

At March 31, 2012 and December 31, 2011, approximately $83 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the three months ended March 31, 2011, we repatriated $21 million of excess cash from our foreign insurance subsidiary to our corporate domestic bank account.

Also at March 31, 2012 and December 31, 2011, we had $51 million and $109 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $45 million and $104 million, respectively, were included in accounts payable.

During the three months ended March 31, 2012, we entered into non-cancellable capital leases of approximately $17 million, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2012:
Capitalized software costs	$787	$(356)	$431
Long-term debt issuance costs	88	(18)	70
Other	6	(1)	5
Total	$881	$(375)	$506
December 31, 2011:
Capitalized software costs	$756	$(344)	$412
Long-term debt issuance costs	88	(15)	73
Other	5	(1)	4
Total	$849	$(360)	$489

Estimated future amortization of intangibles with finite useful lives as of March 31, 2012 is as follows:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
Amortization of intangible assets	$506	$56	$69	$65	$55	$52	$209

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2012	2011
Continuing operations:
Patient accounts receivable	$1,693	$1,645
Allowance for doubtful accounts	(376)	(391)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	72	64
Net cost reports and settlements receivable (payable) and valuation allowances	26	(38)
	1,415	1,280
Discontinued operations:
Patient accounts receivable	5	6
Allowance for doubtful accounts	(4)	(6)
Net cost reports and settlements receivable (payable) and valuation allowances	1	(2)
	2	(2)
Accounts receivable, net	$1,417	$1,278

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.9% and 27.8% as of March 31, 2012 and December 31, 2011, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our Conifer Health Solutions (“Conifer”) revenue cycle management services subsidiary. Our estimated collection rate from managed care payers was approximately 98.0% and 98.2% at March 31, 2012 and December 31, 2011, respectively, which includes collections from point-of-service through collections by our Conifer subsidiary. As of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay uninsured was 89.5% and 88.1%, respectively, of our self-pay uninsured patient accounts receivable. As of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay balance after insurance was 54.8% and 57.4%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, increased approximately $26 million from $205 million in the three months ended March 31, 2011 to $231 million in the three months ended March 31, 2012 primarily due to an increase in patient account assignments being pursued by our Conifer subsidiary. This increase was not a result of negative trends experienced in the collection of amounts from self-pay patients, but was the result of a delay in the timing of assigning these receivables to Conifer in the prior year. As of March 31, 2012 and December 31, 2011, our allowance for doubtful accounts for managed care was 8.8% and 8.9%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2012 and 2011 were approximately $111 million and $96 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2012 and 2011 were $33 million and $30 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2012 and 2011 were approximately $46 million and $130 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2012	2011
Net operating revenues	$6	$5
Income (loss) before income taxes	1	(15)

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the three months ended March 31, 2012, we recorded net impairment and restructuring charges of $3 million relating to the impairment of obsolete assets.

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

As of March 31, 2012, our continuing operations were structured as follows:

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

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2012 and 2011 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$0	$(1)	$(0)	$5
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$0	$(1)	$(0)	$10

Three Months Ended March 31, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$8	$(2)	$(1)	$9
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	0	0	0	6
	$10	$8	$(2)	$(1)	$15

The above liability balances at March 31, 2012 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2012 are expected to be approximately $3 million in 2012 and $7 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Senior notes:
6 1/2%, due 2012	$57	$57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	600	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	1	1
6 1/4%, due 2018	900	900
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Credit facility due 2016	283	80
Capital leases and mortgage notes	49	32
Unamortized note discounts	(126)	(129)
Total long-term debt	4,583	4,360
Less current portion	288	66
Long-term debt, net of current portion	$4,295	$4,294

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest during a six-month initial period ending in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Thereafter, outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee will be payable on the undrawn portion of the revolving loans at a six-month initial rate ending in May 2012 of 0.438% per annum. Thereafter, the unused commitment fee will range from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2012, we had $283 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.46%, and we had approximately $162 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $355 million was available for borrowing under the revolving credit facility at March 31, 2012.

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

During the three months ended March 31, 2011, $8 million in losses from mark-to-market adjustments on the interest rate swap agreement and $11 million in losses from mark-to-market adjustments on the hedged senior secured notes were included in net interest expense in the accompanying Condensed Consolidated Statements of Operations. As mentioned above, we subsequently terminated the interest rate swap agreement in August 2011; this agreement generated $8 million of cash interest savings and a $22 million gain on the settlement of the agreement. We used the interest rate forward curve to estimate the fair values of the interest rate swap agreement and the hedged senior secured notes.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets totaled less than $1 million at both March 31, 2012 and December 31, 2011. In addition, see Note 13 for the disclosure of the fair value of the LIBOR cap agreement.

NOTE 6. GUARANTEES

At March 31, 2012, the maximum potential amount of future payments under our income and revenue collection guarantees was $146 million. We had a liability of $101 million recorded for these guarantees included in other current liabilities at March 31, 2012.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at March 31, 2012 was $6 million. We had a liability of $4 million recorded for these guarantees, of which $1 million was included in other current liabilities and $3 million was included in other long-term liabilities, at March 31, 2012.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2012, approximately 16 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the three months ended March 31, 2012 and 2011 includes $8 million and $7 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2011	33,993,572	$6.26
Granted	1,760,000	5.65
Exercised	(2,409,980)	1.91
Forfeited/Expired	(308,383)	5.67
Outstanding as of March 31, 2012	33,035,209	$6.55	$60	5.1 years
Vested and expected to vest at March 31, 2012	33,001,354	$6.55	$60	5.1 years
Exercisable as of March 31, 2012	31,107,224	$6.62	$60	4.9 years

There were 2,409,980 stock options exercised during the three months ended March 31, 2012 with a $9 million aggregate intrinsic value, and 1,794,216 stock options exercised during the same period in 2011 with a $10 million aggregate intrinsic value.

As of March 31, 2012, there were $5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years.

In the three months ended March 31, 2012, we granted an aggregate of 1,760,000 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. If all conditions are met, the performance-based options will vest and be settled ratably over a three-year period from the date of the grant. In the three months ended March 31, 2011, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2012 was $2.99 per share for our top 11 employees. We did not grant stock options to any other employees in the three months ended March 31, 2012. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

Three Months Ended March 31, 2012
Top Eleven Employees
Expected volatility	52%
Expected dividend yield	0%
Expected life	6.9 years
Expected forfeiture rate	2%
Risk-free interest rate	1.41%
Early exercise threshold	70% gain
Early exercise rate	20% per year

The expected volatility used in the binomial lattice model incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility in our stock price, and two dates with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	13,967,335	6.9 years	$1.14	13,967,335	$1.14
$1.15 to $10.639	11,961,317	5.3 years	7.14	10,033,332	7.48
$10.64 to $13.959	2,864,135	1.9 years	12.11	2,864,135	12.11
$13.96 to $17.589	3,594,422	0.8 years	17.09	3,594,422	17.09
$17.59 to $28.759	612,000	0.6 years	28.16	612,000	28.16
$28.76 and over	36,000	0.3 years	45.14	36,000	45.14
	33,035,209	5.1 years	$6.55	31,107,224	$6.62

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2011	7,709,226	$6.13
Granted	5,122,500	5.63
Vested	(3,219,252)	5.93
Forfeited	(351,987)	6.04
Unvested as of March 31, 2012	9,260,487	$5.93

In the three months ended March 31, 2012, we granted 4,657,500 restricted stock units subject to time-vesting. In addition, we granted 465,000 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of March 31, 2012, there were $48 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.

NOTE 8. EQUITY

We accrued approximately $6 million, or $17.50 per share, for dividends on our 7% mandatory convertible preferred stock in the three months ended March 31, 2012, and paid the dividends in April 2012.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 81,073,764 shares for approximately $400 million as shown in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
May 12, 2011 through December 31, 2011	75,766	$4.94	75,766	$26
January 1, 2012 through January 31, 2012	5,308	4.93	5,308	0
Total	81,074	$4.94	81,074	$0

Repurchased shares are recorded based on settlement date and are held as treasury stock.

The following table shows the changes in consolidated equity during the three months ended March 31, 2012 and 2011 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	345,000	$334	415,026	$27	$4,407	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income	0	0	0	0	0	0	64	0	3	67
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(3)	(3)
Contribution from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(6)	0	0	0	0	(6)
Repurchase of common stock	0	0	(5,308)	0	0	0	0	(26)	0	(26)
Stock-based compensation expense and issuance of common stock	0	0	3,813	0	2	0	0	0	0	2
Balances at March 31, 2012	345,000	$334	413,531	$27	$4,403	$(49)	$(1,376)	$(1,879)	$71	$1,531

Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	79	0	3	82
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(2)	(2)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	10	10
Preferred stock dividends	0	0	0	0	(6)	0	0	0	0	(6)
Stock-based compensation expense and issuance of common stock	0	0	3,554	0	5	0	0	0	0	5
Balances at March 31, 2011	345,000	$334	489,337	$27	$4,448	$(43)	$(1,443)	$(1,479)	$64	$1,908

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the annual policy periods April 1, 2010 through March 31, 2013, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At March 31, 2012 and December 31, 2011, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $398 million and $412 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.61% and 1.35% at March 31, 2012 and December 31, 2011, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $28 million and $27 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 10. CLAIMS AND LAWSUITS

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

1.                                       Governmental Reviews—Health care companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods.

The following is an update of recently settled and material pending governmental reviews, all of which have been previously reported.

•                  Inpatient Rehabilitation Facilities Review. On April 10, 2012, we entered into a voluntary civil settlement with the U.S. Attorney’s Office, Northern District of Georgia, the U.S. Department of Health and Human Services (“HHS”) and the U.S. Department of Justice (“DOJ”) for a cash payment of $42.75 million (which was fully reserved at December 31, 2011 and paid in April 2012). The settlement resolves a Medicare overpayment issue, which we initially reported to the Office of Inspector General (“OIG”) of HHS in October 2007, related to inpatient rehabilitation admissions at 25 active and divested inpatient hospitals and units for the period May 15, 2005 through December 31, 2007.

•                  Kyphoplasty Review. The DOJ, in coordination with the OIG, has contacted a number of hospitals requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. As of March 31, 2012, seven of our hospitals had received information requests from the DOJ regarding these procedures. The government requested the information in connection with its review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis.

•                  Review of Florida Medical Center’s Partial Hospitalization Program. In February 2009, the fiscal intermediary for our Florida Medical Center began a probe review of the group billing practices of that facility’s partial hospitalization program, a psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis. We also examined the records reviewed by the fiscal intermediary and independently determined that patients had multiple outpatient admissions with lengths of stay longer than expected for this type of program. As a result of our review of this matter, we closed the program and, pursuant to our now-expired corporate integrity agreement, notified the OIG about our findings in June 2009. Our subsequent submission of this matter into the OIG’s voluntary self-disclosure protocol was accepted. The review of this matter is ongoing, but the parties are engaged in informal, non-binding and exploratory discussions about a potential non-judicial resolution of this matter.

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

Our analysis of several of these matters is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. However, based on currently available information, as of March 31, 2012, we had recorded reserves of approximately $49 million in the aggregate with respect to the foregoing governmental proceedings, including the now-settled inpatient rehabilitation facilities review described above. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

2.                                       Lawsuits Resulting from Hurricane Katrina—In January 2012, we reached an agreement in principle to settle for approximately $12 million a purported class action lawsuit filed on behalf of persons allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center (one of our former New Orleans area hospitals). The settlement, which will be covered in full by our excess insurance carrier, will be apportioned among the eligible class members who file a proof of claim once the Civil District Court for the Parish of Orleans certifies the class in that case — which is captioned Dunn, et al. v. Tenet Mid-City Medical, L.L.C. (formerly d/b/a Lindy Boggs Medical Center), et al. The parties will execute a final settlement agreement in May 2012 and will present the agreement to the court for preliminary approval in June 2012. Following the court’s preliminary approval, the settlement will be subject to a fairness hearing with class members and final review by the court.

In addition, we are defendants in 10 individual Hurricane Katrina-related lawsuits filed in Louisiana. As of March 31, 2012, trial dates had not been set in these individual cases. In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for Hurricane Katrina by, among other things, failing to evacuate patients ahead of the storm and failing to have properly configured emergency generator systems. The plaintiffs seek unspecified damages for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to other patients, and additional claims. Although we are unable to predict the ultimate resolution of the pending lawsuits, we do not believe the outcome of these matters, either individually or collectively, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Based on available information, and after taking into account the verdicts of the jury, management determined in the three months ended December 31, 2011 that a loss with respect to this matter is probable and, as a result, recorded a reserve of approximately $6 million in discontinued operations. For purposes of computing the reserve, management estimated that the probable range of loss would be between approximately $6 million and $25 million (including approximately $1 million in attorneys’ fees) based on our expectation, after analysis of relevant case law, that a California court would apply U.S. Supreme Court opinions that generally limit, as a matter of constitutional law, the amount of a punitive award to be no more than a multiple of nine times the compensatory award and, in the case of a substantial compensatory award, to be no more than a multiple of one times that award. At that time, management concluded that no amount within this range is any more likely than any other; therefore, in accordance with ASC 450, the accrual was recorded at the low end of the estimated range.

On May 3, 2012, following our motion for a new trial and after considering the evidence and the factors as annunciated by California and U.S. Supreme Court precedent, the judge in the Rosenberg matter reduced the punitive damage award from $65 million to $5 million and issued a conditional order granting our former hospital a new trial unless the plaintiff agrees to such reduction. Although we are unable to predict the ultimate resolution of this lawsuit at this time, we continue to believe that the current reserve recorded at the low end of the estimated range, reflects our probable liability. We intend to continue to vigorously defend ourselves in this matter.

4.                                       Ordinary Course Matters—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation (which was filed in June 2003) and Tien, et al. v. Tenet Healthcare Corporation (which was filed in May 2004). The plaintiffs seek back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were denied in the lower court, and the appellate court affirmed the lower court’s ruling. The California Supreme Court granted the plaintiffs’ petition for review of the lower court’s ruling, but deferred further action in the matter pending its decision in a similar case. In light of the court’s ruling in that case, which was issued on April 12, 2012, and the lower court’s reasoning in McDonough and Tien, we anticipate that the California Supreme Court will affirm the appellate decision affirming the denial of class certification in the coordinated lawsuits. Based on available information, we continue to believe at this time that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of approximately 5,000 persons; however, only 8 individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the class. In March 2012, the Louisiana Supreme Court denied our interlocutory appeal of the trial court’s decision on summary judgment based on procedural grounds, noting that we retain an adequate remedy to appeal any adverse judgment that might be rendered by the trial court. In April 2012, we filed a notice of appeal of the trial court’s denial of our motion to decertify the proceeding as a class action. The notice of appeal was granted, and the trial has been stayed pending the outcome of the appeal. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; uncertainties as to the timing and outcome of the appeals process; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2012 and 2011:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2012
Continuing operations	$49	$2	$(10)	$41
Discontinued operations	17	0	0	17
	$66	$2	$(10)	$58

Three Months Ended March 31, 2011
Continuing operations	$30	$11	$(6)	$35
Discontinued operations	0	0	0	0
	$30	$11	$(6)	$35

For the three months ended March 31, 2012 and 2011, we recorded net costs of $2 million and $11 million, respectively. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described above. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

NOTE 11. INCOME TAXES

Income tax expense in the three months ended March 31, 2012 included expense of $1 million related to continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of March 31, 2012 was $35 million ($34 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.2 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2012. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2012 were $10 million ($11 million related to continuing operations, partially offset by a $1 million benefit related to discontinued operations).

As of March 31, 2012, approximately $9 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2012 and 2011. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$57	411,373	$0.14
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	73,500	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$63	484,873	$0.13

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$82	486,902	$0.17
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	78,279	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$88	565,181	$0.16

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2012 and 2011 were 15,316 and 18,753 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contract. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities – current	$2	$2	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities – noncurrent	18	3	14	1
	$22	$5	$16	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$2	$0	$2	$0
Marketable debt securities – noncurrent	22	6	15	1
	$24	$6	$17	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the three months ended March 31, 2012.

At March 31, 2012, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the three months ended March 31, 2012 or 2011.

The fair value of our long-term debt is based on quoted market prices. At March 31, 2012 and December 31, 2011, the estimated fair value of our long-term debt was approximately 105.5% and 104.9%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the three months ended March 31, 2012, we acquired a majority interest in one ambulatory surgery center in which we previously held a noncontrolling interest, as well as five physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $3 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, for several of the recently acquired outpatient centers; therefore, the purchase price allocations for those centers are subject to adjustment once the valuations are completed.

Purchase price allocations for the acquisitions made during the three months ended March 31, 2012 are as follows:

Current assets	$1
Property and equipment	1
Goodwill	2
Current liabilities	(1)
Net cash paid	$3

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $1 million in acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2012.

NOTE 15. RECENT ACCOUNTING STANDARDS

Effective January 1, 2012, we adopted ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2012, we adopted ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption had no impact on our financial condition, results of operations or cash flows.

Effective January 1, 2012, we adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The adoption had no impact on our financial condition, results of operations or cash flows.

NOTE 16. SUBSEQUENT EVENTS

Medicare Rural Floor Budget Neutrality Adjustment Settlement—In April 2012, we entered into an industry-wide settlement with the HHS, the Secretary of HHS and CMS that corrects Medicare payments made to providers for inpatient hospital services for a number of prior periods. As a result of this settlement, we recorded a net gain of approximately $77 million in continuing operations and approximately $7 million in discontinued operations during the three months ended March 31, 2012. This settlement is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2012.

Repurchase of Preferred Stock—In April 2012, we also completed a repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock financed by the issuance of $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 and $150 million aggregate principal amount of our 8% senior notes due 2020.

Proposed Sale of Hospital—Also in April 2012, we entered into a non-binding letter of intent to sell our interest in Creighton University Medical Center (“CUMC”). We may classify the hospital in discontinued operations starting in the three months ended June 30, 2012. During the three months ended March 31, 2012, CUMC generated net operating revenues of $43 million and operating income of less than $1 million. At March 31, 2012, CUMC’s total assets were $167 million. The sale transaction price, including working capital, would be approximately $63 million. If the transaction is consummated, we would recognize a pre-tax non-cash impairment charge of approximately $100 million ($50 million after-tax and after a noncontrolling interest benefit) as a component of discontinued operations. The impairment is not expected to result in any significant cash expenditures and is subject to finalization of definitive agreements and customary closing conditions.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•    Management Overview

•    Forward-Looking Statements

•    Sources of Revenue

•    Results of Operations

•    Liquidity and Capital Resources

•    Off-Balance Sheet Arrangements

•    Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Medicare Rural Floor Budget Neutrality Adjustment Settlement—In April 2012, we entered into an industry-wide settlement with the U.S. Department of Health and Human Services (“HHS”), the Secretary of HHS, and the Centers for Medicare and Medicaid Services that corrects Medicare payments made to providers for inpatient hospital services for a number of prior periods. As a result of this settlement, we recorded a net gain of approximately $77 million in continuing operations and approximately $7 million in discontinued operations during the three months ended March 31, 2012. The cash proceeds related to the settlement are expected to be received on or about June 30, 2012.

Repurchase of Preferred Stock—In April 2012, we also completed a repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock financed by the issuance of $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 and $150 million aggregate principal amount of our 8% senior notes due 2020.

Proposed Sale of Hospital—Also in April 2012, we entered into a non-binding letter of intent to sell our interest in Creighton University Medical Center (“CUMC”). The sale transaction price, including working capital, is expected to be approximately $63 million. If the transaction is consummated, we anticipate recognizing a pre-tax non-cash impairment charge of approximately $100 million ($50 million after-tax and after a noncontrolling interest benefit) as a component of discontinued operations. We currently expect the transaction to be completed in the three months ending June 30, 2012. The transaction is subject to finalization of definitive agreements and customary closing conditions. There can be no assurance that the parties will execute definitive agreements or, if such agreements are executed, that the transaction will ultimately be consummated.

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

Core Business Strategy—At March 31, 2012, our subsidiaries operated 50 hospitals, including four academic medical centers and a critical access hospital, with a combined total of 13,509 licensed beds, serving primarily urban and suburban communities in 11 states. Our subsidiaries also operated 101 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers, urgent care centers and free-standing emergency departments in 12 states at March 31, 2012. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment, as well as outpatient services. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines (including outpatient lines) to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the three months ended March 31, 2012, we derived approximately 31% of our revenues before provision for doubtful accounts from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. We also intend to focus on acquiring hospitals, services providers and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Expanding Our Conifer Health Solutions Business—We intend to continue expanding our revenue cycle management, health care information management, management services, and patient communications services businesses under our Conifer Health Solutions (“Conifer”) subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. At March 31, 2012, Conifer provided services to more than 300 Tenet and non-Tenet hospitals and other health care organizations. We believe this business has the potential over time to generate high margins and improve our results of operations.

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

Realizing HIT Incentive Payments and Other Benefits—During the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we recognized approximately $55 million of electronic health record incentives related to Medicaid ARRA HIT in 2011. These incentives will partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We also anticipate that we will be able to recognize Medicare and additional Medicaid ARRA HIT incentives in the year ending December 31, 2012. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

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

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, decreased demand for inpatient cardiac procedures and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended March 31, 2012 and 2011 for all of our continuing operations hospitals.

	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	133,193	133,349	(0.1)%
Paying admissions (excludes charity and uninsured)	124,111	124,762	(0.5)%
Charity and uninsured admissions	9,082	8,587	5.8%
Admissions through emergency department	82,197	80,763	1.8%
Paying admissions as a percentage of total admissions	93.2%	93.6%	(0.4	)%(1)
Charity and uninsured admissions as a percentage of total admissions	6.8%	6.4%	0.4	%(1)
Emergency department admissions as a percentage of total admissions	61.7%	60.6%	1.1	%(1)
Surgeries – inpatient	36,935	36,753	0.5%
Surgeries – outpatient	57,661	52,001	10.9%
Total surgeries	94,596	88,754	6.6%
Patient days – total	626,940	645,166	(2.8)%
Adjusted patient days(2)	961,509	963,039	(0.2)%
Average length of stay (days)	4.71	4.84	(2.7)%
Adjusted patient admissions(2)	205,900	200,353	2.8%
Number of acute care hospitals (at end of period)	50	50	—
Licensed beds (at end of period)	13,509	13,457	0.4%
Average licensed beds(3)	13,472	13,457	0.1%
Utilization of licensed beds(4)	51.1%	53.3%	(2.2	)%(1)

(1)   The change is the difference between the amounts shown for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

Total admissions decreased by 156, or 0.1%, in the three months ended March 31, 2012 compared to the same period in 2011. Total surgeries increased by 6.6% in the three months ended March 31, 2012 compared to the same period in 2011. While our emergency department admissions increased 1.8% in the three months ended March 31, 2012 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions. Charity and uninsured admissions increased 5.8% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	1,052,551	1,010,848	4.1%
Paying visits (excludes charity and uninsured)	943,892	909,359	3.8%
Charity visits and uninsured visits	108,659	101,489	7.1%
Emergency department visits	393,619	371,658	5.9%
Surgery visits	57,661	52,001	10.9%
Paying visits as a percentage of total visits	89.7%	90.0%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.3%	10.0%	0.3	%(1)

(1) The change is the difference between the amounts shown for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

We had an increase of 41,703 total outpatient visits, or 4.1%, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. All of our regions reported increased outpatient visits in the three months ended March 31, 2012, with the strongest improvement occurring in our Southern States region.

Outpatient surgery visits increased by 10.9% in the three months ended March 31, 2012 compared to the same period in 2011. Charity and uninsured outpatient visits increased by 7.1% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$2,350	$2,299	2.2%
Revenues from the uninsured	$157	$150	4.7%
Net inpatient revenues(1)	$1,640	$1,653	(0.8)%
Net outpatient revenues(1)	$781	$733	6.5%

(1)   Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $66 million and $70 million for the three months ended March 31, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $91 million and $80 million for the three months ended March 31, 2012 and 2011, respectively.

Net operating revenues increased by $51 million, or 2.2%, in the three months ended March 31, 2012 compared to the same period in 2011. Favorable prior-year cost report adjustments contributed approximately $81 million to net operating revenues in the three months ended March 31, 2012, which amount includes $83 million from the aforementioned Medicare Budget Neutrality settlement, compared to favorable adjustments of $1 million in the three months ended March 31, 2011. Net operating revenues in the three months ended March 31, 2012 included $46 million of Medicaid disproportionate share hospital (“DSH”) revenues and other state-funded subsidy payments compared to $130 million in the same period in 2011. The 2011 amount included an aggregate $93 million of revenues related to the California and Pennsylvania provider fee programs and the Georgia disproportionate share program compared to $8 million in the 2012 period due to the different timing of the approval of these programs.

In addition to certain of the factors discussed above, net patient revenues increased by 1.5% in the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of managed care pricing improvement and increased outpatient volumes.

	Three Months Ended March 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,313	$12,396	(0.7)%
Net inpatient revenue per patient day	$2,616	$2,562	2.1%
Net outpatient revenue per visit	$742	$725	2.3%
Net patient revenue per adjusted patient admission(1)	$11,758	$11,909	(1.3)%
Net patient revenue per adjusted patient day(1)	$2,518	$2,478	1.6%

(1)   Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per patient day increased 1.6% in the three months ended March 31, 2012 compared to the same period in 2011. This pricing increase reflects improved terms in our contracts with commercial managed care payers, partially offset by an adverse shift in payer mix. The decrease in net inpatient revenue per admission of 0.7% reflected an unfavorable shift in our total payer mix, including a decline in managed care admissions as a percentage of total admissions, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as well as a 2.7% decline in our average length of stay. The increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts.

	Three Months Ended March 31,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$193	$182	6.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.6%	7.3%	0.3	%(1)
Collection rate on self-pay accounts(2)	27.9%	27.9%	—	%(1)
Collection rate on commercial managed care accounts	98.0%	98.3%	(0.3	)%(1)

(1)   The change is the difference between the amounts shown for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

(2)   Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $11 million, or 6.0%, in the three months ended March 31, 2012 compared to the same period in 2011. The increase in provision for doubtful accounts primarily related to the increase in uninsured revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.9% at both March 31, 2012 and 2011.

	Three Months Ended March 31,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Salaries, wages and benefits	$1,078	$1,035	4.2%
Supplies	406	404	0.5%
Other operating expenses	553	506	9.3%
Total	$2,037	$1,945	4.7%
Rent/lease expense(1)	$38	$35	8.6%
Salaries, wages and benefits per adjusted patient day(2)	$1,121	$1,075	4.3%
Supplies per adjusted patient day(2)	422	420	0.5%
Other operating expenses per adjusted patient day(2)	576	525	9.7%
Total per adjusted patient day	$2,119	$2,020	4.9%
Salaries, wages and benefits per adjusted patient admission(2)	$5,236	$5,166	1.4%
Supplies per adjusted patient admission(2)	1,972	2,016	(2.2)%
Other operating expenses per adjusted patient admission(2)	2,685	2,526	6.3%
Total per adjusted patient admission	$9,893	$9,708	1.9%

(1)   Included in other operating expenses.

(2)   Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 4.9% and 1.9% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase on a per adjusted patient admission basis was significantly lower than the increase on a per adjusted patient day basis due in part to the impact of our focus on reducing the average patient’s length of stay.

Salaries, wages and benefits per adjusted patient admission increased by 1.4% in the three months ended March 31, 2012 compared to the same period in 2011. This increase is primarily due an increase in the number of physicians we employ, annual merit increases for certain of our employees, an increase in employee headcount at our Conifer subsidiary and increased employee-related costs associated with our HIT implementation program in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by a decrease in overtime costs.

Supplies expense per adjusted patient admission decreased by 2.2% in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Supplies expense was favorably impacted by a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other operating expenses per adjusted patient admission increased by 6.3% in the three months ended March 31, 2012 compared to the same period in 2011. This change is primarily due to increased costs of contracted services, higher legal costs primarily due to the aforementioned Medicare Budget Neutrality settlement, increased physician and medical fees, and increased information technology service contract expenses primarily related to our HIT implementation program. Other operating expenses in the three months ended March 31, 2011 also included the favorable impact of a $6 million adjustment relating to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents and a $3 million gain on the sale of a medical office building. Malpractice expense in the 2012 period includes a favorable impact of approximately $3 million due to a 26 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a $2 million favorable adjustment as a result of a 19 basis point increase in the interest rate in the 2011 period.

Our estimated direct and allocated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for uninsured patients were $111 million and $96 million in the three months ended March 31, 2012 and 2011, respectively.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended March 31, 2012 and 2011 of the following items:

	Three Months Ended March 31,
	2012	2011
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges, net	$(3)	$(8)
Litigation and investigation costs	(2)	(11)
Pre-tax impact	$(5)	$(19)
Deferred tax asset valuation allowance and other tax adjustments	$—	$5
Total after-tax impact	$(3)	$(7)
Diluted per-share impact of above items	$(0.01)	$(0.01)
Diluted earnings per share, including above items	$0.13	$0.16

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $104 million at March 31, 2012, a decrease of $9 million from $113 million at December 31, 2011.

Significant cash flow items in the three months ended March 31, 2012 included:

•      Capital expenditures of $136 million;

•      Interest payments of $102 million;

•      $26 million of payments to repurchase our common stock;

•      $80 million in aggregate annual 401(k) matching contributions and annual incentive compensation payments, which were accrued as compensation expense in 2011;

•      Payments of $20 million to pre-fund our employees’ health savings accounts for calendar year 2012;

•      Preferred stock dividend payments of $6 million; and

•      Payments on reserves for restructuring charges and litigation costs of $11 million.

Net cash used in operating activities was $42 million in the three months ended March 31, 2012 compared to $2 million in the three months ended March 31, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•      Decreased incremental cash receipts related to the California provider fee program of $43 million as a result of the timing of the approval of the program by CMS;

•      Higher interest payments of $5 million;

•      Income tax payments of $2 million in the three months ended March 31, 2012 compared to $24 million in the three months ended March 31, 2011;

•      Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the three months ended March 31, 2012 compared to $85 million in the three months ended March 31, 2011);

•      Higher payments on reserves for restructuring charges and litigation costs of $4 million; and

•      $6 million of additional cash used in operating activities from discontinued operations.

Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2012	2011	Increase (Decrease)(1)
Medicare	26.6%	23.2%	3.4%
Medicaid	7.4%	11.6%	(4.2)%
Managed care	55.8%	54.4%	1.4%
Indemnity, self-pay and other	10.2%	10.8%	(0.6)%

(1)   The increase (decrease) is the difference between the 2012 and 2011 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2012	2011	Increase (Decrease)(1)
Medicare	30.2%	30.7%	(0.5)%
Medicaid	12.1%	12.6%	(0.5)%
Managed care	47.9%	47.1%	0.8%
Indemnity, self-pay and other	9.8%	9.6%	0.2%

(1)   The increase (decrease) is the difference between the 2012 and 2011 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues for hospital services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2012 and 2011 are set forth in the table below:

	Three Months Ended March 31,
Revenue Descriptions	2012	2011
Medicare severity-adjusted diagnosis-related group — operating	$305	$309
Medicare severity-adjusted diagnosis-related group — capital	27	27
Outliers	14	12
Outpatient	134	119
Disproportionate share	57	55
Direct Graduate and Indirect Medical Education(1)	28	28
Other(2)	16	15
Adjustments for prior-year cost reports and related valuation allowances	80	—
Total Medicare net patient revenues	$661	$565

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

Medicare Rural Floor Budget Neutrality Adjustment Settlement—In April 2012, we entered into an industry-wide settlement with HHS, the Secretary of HHS and CMS that corrects Medicare payments made to providers for inpatient hospital services for a number of prior periods. The Balanced Budget Act of 1997 created the “rural floor,” which is intended to ensure that the wage-adjusted inpatient prospective payment system (“IPPS”) rates for providers in urban areas in a state are not lower than the wage-adjusted IPPS rates for rural providers in the same state. Congress required that the rural floor adjustment, which would otherwise increase aggregate IPPS payments, be administered in a budget neutral manner. CMS included a rural floor budget neutrality adjustment in annual IPPS updates to the base payment rate; however, it did so in a manner that went beyond what was required to achieve budget neutrality. Our April 2012 settlement with the government is expected to result in approximate net cash proceeds of $84 million, of which $77 million is expected to relate to continuing operations. The cash proceeds related to this settlement are expected to be received on or about June 30, 2012.

Disproportionate Share Hospital Payments—The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”). The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed since 2009 as CMS examined and refined the underlying data, in particular the data supporting CMS’ policy of including Medicare Advantage days in the calculation of the SSI ratio. During this time, CMS instructed the Medicare administrative contractors to suspend the settlement of cost reports pending the completion of its review of the SSI data. The FFY 2007 SSI ratios previously issued by CMS generally included the Medicare Advantage days for teaching hospitals only. CMS initiated a data collection effort intended to ensure that the SSI ratios include the Medicare Advantage days for non-teaching hospitals as well. Since 2009, we have estimated the impact of including the Medicare Advantage days of our non-teaching hospitals using internal estimates of the SSI ratios. We accrued approximately $49 million in reserves for potential SSI adjustments in prior reporting periods, including $6 million in 2011. During the three months ended March 31, 2012, CMS released revised SSI ratios for FFYs 2006 and 2007, and SSI ratios for FFYs 2008 and 2009, which, according to CMS, include the Medicare Advantage days; based on these ratios, we increased the aforementioned reserves by approximately $2 million related to our hospitals in continuing operations and approximately $4 million related to our hospitals in discontinued operations. Although CMS has not released official instructions or guidance with respect to removing the moratorium on cost report settlements, we expect that the removal of the moratorium will result in a cash outflow of approximately $55 million. Although we cannot at this time predict the ultimate timing of the cost report settlements, such settlements will probably start occurring in 2012.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in these appeals, including challenges to the inclusion of Medicare Advantage days in the SSI ratios. These types of appeals generally take several years to resolve, particularly for multi-hospital organizations, because of CMS’ administrative appeal rules. We cannot predict the timing or outcome of our DSH appeals; however, a favorable outcome of our appeals could have a material impact on our future revenues and cash flows.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 7.4% and 11.6% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2012 and 2011, respectively. We also receive DSH payments under various state Medicaid programs. For the three months ended March 31, 2012 and 2011, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $46 million and $130 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. In addition, some states are implementing delays in issuing Medicaid payments to providers. Increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of the Affordable Care Act, budget gaps and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Some states, such as California and Pennsylvania, have introduced provider fee arrangements, which are intended to enhance funding or partially mitigate reduced Medicaid funding levels to hospitals and other providers.

On September 16, 2011, the Governor of California signed legislation that created a fee program to provide supplemental Medi-Cal payments to hospitals retroactive to July 1, 2011 and expiring on December 31, 2013 (the “30-Month Program”). To date, CMS has not issued any approvals in connection with the 30-Month Program. Based on the most recent California Hospital Association estimates, the 30-Month Program could result in approximately $210 million of net revenues for our California hospitals. We expect to record the additional revenues, net of provider fees and other expenses, ratably over 30 months (which will be calculated based on the program being retroactive to July 2011) beginning in the period CMS issues the required approvals of the 30-Month Program. We cannot provide any assurances regarding the final approval of the 30-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

In March 2011, the State of Georgia adopted an amended budget for the state fiscal year ended June 30, 2011 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. During the six months ended June 30, 2011, we received payments to our hospitals from the ICTF of approximately $13 million, of which $10 million was recognized in the three months ended March 31, 2011 (the portion related to 2010 was approximately $7 million). The Governor of Georgia proposed an amended budget for the state fiscal year ending June 30, 2012 that includes a provision to again fund the private hospital ICTF, which has been approved by the state legislature. However, we have not yet been notified of the amount of ICTF funding that our hospitals may receive. As a result, we have not yet recognized any ICTF revenues for state fiscal year 2012. We cannot provide any assurances regarding the amount, if any, of ICTF payments we might receive.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2012 and 2011 are set forth in the table below:

	Three Months Ended March 31,
	2012		2011
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Florida	$46	$16	$48	$15
California	32	35	98	28
Pennsylvania	21	53	34	47
Texas	19	28	16	32
Georgia	18	10	29	11
Missouri	17	1	18	1
South Carolina	9	6	11	5
Alabama	7	—	8	—
North Carolina	6	—	6	—
Nebraska	3	2	6	2
Tennessee	2	6	2	8
	$180	$157	$276	$149

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required to annually update certain rules governing the IPPS. The updates generally become effective October 1, the beginning of the federal fiscal year. On April 24, 2012, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2013 Rates (“Proposed Rule”). The Proposed Rule includes the following proposed payment and policy changes:

•      A market basket increase of 3.0% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 1.0%); CMS is also proposing certain adjustments to the estimated 3.0% market basket increase that would result in a net market basket update of 2.3%, including the following adjustments to the market basket index:

•      Market basket index and productivity reductions required by the Affordable Care Act of 0.1% and 0.8%, respectively;

•      A reduction of 1.9% to permanently remove the remaining portion of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs based on CMS’ analysis of FFY 2008 and FFY 2009 claims data;

•      Restoration of a 2.9% reduction that was required to complete the recovery in FFY 2012 of the estimated MS-DRG documentation and coding overpayments for FFYs 2008 and 2009; and

•      An additional reduction of 0.8% to permanently remove the estimated documentation and coding adjustment resulting from the conversion to MS-DRGs based on CMS’ analysis of FFY 2010 claims data.

•    A 0.71% net increase in the capital federal MS-DRG rate; and

•    An increase in the cost outlier threshold from $22,385 to $27,425.

CMS projects that the combined impact of the proposed payment and policy changes will yield an average 1.2% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Proposed Rule as applied to our IPPS payments for the six months ended March 31, 2012, the estimated annual impact for all changes in the Proposed Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $16 million. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

MedPAC Report to Congress

On March 15, 2012, the Medicare Payment Advisory Commission (“MedPAC”) issued its annual Report to Congress. As expected, the report includes the following recommendations affecting hospitals:

•      Congress should increase payment rates for the inpatient and outpatient prospective payment systems in 2013 by 1.0%; for inpatient services, Congress should also require the Secretary of HHS beginning in 2013 to use the difference between the increase under current law and MedPAC’s recommended update to gradually recover prior-period overpayments due to documentation and coding changes; and

•      Congress should direct the Secretary of HHS to reduce payment rates over a three-year phase-in period for evaluation and management office visits provided in hospital outpatient departments so that total payment rates for these visits are the same whether the service is provided in an outpatient department or a physician office.

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

On March 29, 2012, the U.S. House of Representatives approved a FFY 2013 budget resolution that includes a conversion from traditional Medicare to a premium support model, conversion of the Medicaid program to a block grant model, and instructions to various congressional committees to develop budget reconciliation legislation to meet 10-year spending reduction targets, including spending reductions from Medicare, Medicaid and the Affordable Care Act.

We believe the U.S. Senate is unlikely to approve a similar budget resolution this year. Nevertheless, the President’s budget proposal and budget legislation passed by the House provide information as to the specific reductions to federal health care programs that could be included in any deficit reduction agreement that might be reached in 2012 or 2013. We cannot predict what action Congress or the President might take with respect to specific legislation or the impact the resulting legislation might have on our business, financial condition, results of operations or cash flows.

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

The amount of our managed care net patient revenues during the three months ended March 31, 2012 and 2011 was $1.4 billion and $1.3 billion, respectively. Approximately 61% of our managed care net patient revenues for the three months ended March 31, 2012 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2012 and December 31, 2011, approximately 53% and 55%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of March 31, 2012, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care

Act will have on our commercial managed care volumes and payment rates. In the three months ended March 31, 2012, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 73% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At March 31, 2012 and December 31, 2011, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2012 and 2011 were approximately $111 million and $96 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2012 and 2011 were approximately $46 million and $130 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2012 and 2011 were $33 million and

$30 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net operating revenues:
General hospitals	$2,449	$2,416
Other operations	94	65
Net operating revenues before provision for doubtful accounts	2,543	2,481
Less provision for doubtful accounts	193	182
Net operating revenues	2,350	2,299
Operating expenses:
Salaries, wages and benefits	1,078	1,035
Supplies	406	404
Other operating expenses, net	553	506
Electronic health record incentives	(1)	(25)
Depreciation and amortization	104	101
Impairment of long-lived assets and goodwill, and restructuring charges, net	3	8
Litigation and investigation costs	2	11
Operating income	$205	$259

	Three Months Ended March 31,
	2012	2011
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	45.9%	45.0%
Supplies	17.3%	17.6%
Other operating expenses, net	23.5%	22.0%
Electronic health record incentives	—%	(1.1)%
Depreciation and amortization	4.4%	4.4%
Impairment of long-lived assets and goodwill, and restructuring charges, net	0.1%	0.3%
Litigation and investigation costs	0.1%	0.5%
Operating income	8.7%	11.3%

Net operating revenues of our continuing general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) revenue cycle services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 96% and 97% of our total net operating revenues before provision for doubtful accounts for the three months ended March 31, 2012 and 2011, respectively.

Net operating revenues from our other operations were $94 million and $65 million in the three months ended March 31, 2012 and 2011, respectively. The increase in net operating revenues from other operations during 2012 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively.

REVENUES

During the three months ended March 31, 2012, net operating revenues before provision for doubtful accounts from continuing operations increased 2.5%, which included a 1.5% increase in net patient revenues, compared to the three months ended March 31, 2011. The increase in outpatient visit volume was the primary reason for the increase in net patient revenues.

Our net inpatient revenues for the three months ended March 31, 2012 decreased by 0.8% compared to the three months ended March 31, 2011. Several factors impacted our net inpatient revenues in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, including:

•      Improved managed care pricing as a result of renegotiated contracts;

•      Favorable adjustments for prior-year cost reports and related valuation allowances of $81 million in the three months ended March 31, 2012, substantially all of which is related to the aforementioned Medicare Budget Neutrality settlement, compared to $1 million in the three months ended March 31, 2011;

•      An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•      Medicaid DSH payments and other state-funded subsidy revenues of $46 million in the three months ended March 31, 2012 compared to $130 million in the three months ended March 31, 2011 (the 2011 amount included an aggregate $93 million of revenues related to the California and Pennsylvania provider fee programs and the Georgia disproportionate share program compared to $8 million in the 2012 period due to the different timing of the approval of these programs).

Patient days decreased by 2.8%, while total admissions decreased by 0.1%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting; and (4) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines.

Net outpatient revenues and total outpatient visits increased 6.5% and 4.1%, respectively, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The growth in our outpatient revenues and volumes was substantially related to organic growth. Outpatient revenue per visit increased 2.3% primarily due to the improved terms of our managed care contracts.

Net operating revenues in the three months ended March 31, 2012 included $13 million related to the revenue cycle services provided by our Conifer subsidiary compared to $9 million in the three months ended March 31, 2011.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.6% for the three months ended March 31, 2012 compared to 7.3% for the three months ended March 31, 2011. The increase in the provision for doubtful accounts primarily related to a $7 million increase in revenues from the uninsured.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$195	$—	$195	$170	$—	$170
Medicaid	117	—	117	123	—	123
Net cost report settlements receivable (payable) and valuation allowances	26	—	26	(38)	—	(38)
Managed care	815	72	743	777	69	708
Self-pay uninsured	191	171	20	219	193	26
Self-pay balance after insurance	146	80	66	136	78	58
Estimated future recoveries from accounts assigned to our Conifer subsidiary	72	—	72	64	—	64
Other payers	229	53	176	220	51	169
Total continuing operations	1,791	376	1,415	1,671	391	1,280
Total discontinued operations	6	4	2	4	6	(2)
	$1,797	$380	$1,417	$1,675	$397	$1,278

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2012, our collection rate on self-pay accounts was approximately 27.9%, including collections from point-of-service through collections by our Conifer subsidiary. During 2011, we experienced a relatively stable self-pay collection rate as follows: 27.9% at March 31, 2011; 27.9% at June 30, 2011; 27.7% at September 30, 2011; and 27.8% at December 31, 2011.These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being classified and assigned to our Conifer subsidiary. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at March 31, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.0% at March 31, 2012 and 98.2% at December 31, 2011, which includes collections from point-of-service through collections by our Conifer subsidiary.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.389 billion and $1.318 billion at March 31, 2012 and December 31, 2011, respectively, excluding cost report settlements receivable (payable) and valuation allowances of $26 million and ($38) million at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	90%	61%	77%	33%	69%
61-120 days	5%	18%	12%	17%	12%
121-180 days	2%	9%	4%	8%	5%
Over 180 days	3%	12%	7%	42%	14%
Total	100%	100%	100%	100%	100%

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	64%	75%	31%	68%
61-120 days	3%	17%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 55 days at March 31, 2012 and 53 days at December 31, 2011. The increase in AR Days is primarily due to the $83 million receivable recorded at March 31, 2012 related to the aforementioned Medicare Budget Neutrality settlement that we expect to collect on or about June 30, 2012. Our target was less than 55 days at both March 31, 2012 (excluding the Medicare settlement) and December 31, 2011. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2012, we had a cumulative total of patient account assignments dating back at least three years or older of approximately $3.5 billion related to our continuing operations being pursued by our Conifer subsidiary. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

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

The following table shows the approximate amount of accounts receivable in our MEP, still awaiting determination of eligibility under a government program at March 31, 2012 and December 31, 2011, by aging category:

	March 31,	December 31,
	2012	2011
0-60 days	$78	$81
61-120 days	15	18
121-180 days	6	7
Over 180 days	18	17
Total	$117	$123

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.9% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Salaries, wages and benefits per adjusted patient admission increased approximately 1.4% in the three months ended March 31, 2012 compared to the same period in 2011.

This increase is primarily due an increase in the number of physicians we employ, annual merit increases for certain of our employees, an increase in employee headcount at our Conifer subsidiary and increased employee-related costs associated with our HIT implementation program in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by a decrease in overtime costs. Salaries, wages and benefits expense for the three months ended March 31, 2012 and 2011 included stock-based compensation expense of $8 million and $7 million, respectively.

As of March 31, 2012, approximately 25% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 22 of our hospitals, the majority of which are in California and Florida. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees chose union representation in 2011. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased 0.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Supplies expense per adjusted patient admission decreased 2.2% in the three months ended March 31, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 23.5% in the three months ended March 31, 2012 compared to 22.0% in the three months ended March 31, 2011. Other operating expenses per adjusted patient admission increased by 6.3% in the three months ended March 31, 2012 compared to the same period in 2011. The increase in other operating expenses is primarily due to:

•       increased costs of contracted services ($10 million);

•       higher legal costs primarily due to the aforementioned Medicare Budget Neutrality settlement ($8 million);

•       increased physician and medical fees ($5 million);

•       increased information technology service contract expenses primarily related to our HIT implementation program ($4 million);

•       a favorable adjustment of $6 million in the 2011 period related to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents; and

•       a $3 million gain on the sale of a medical office building in the 2011 period.

Malpractice expense in the 2012 period included a favorable impact of approximately $3 million due to a 26 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to a $2 million favorable adjustment as a result of a 19 basis point increase in the interest rate.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2012, we recorded net impairment and restructuring charges of $3 million relating to the impairment of obsolete assets compared to $8 million during the three months ended March 31, 2011, consisting of $3 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs in continuing operations for the three months ended March 31, 2012 were $2 million compared to $11 million for the three months ended March 31, 2011. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described in Note 10 to the Condensed Consolidated Financial Statements. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in

November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2012 was $98 million compared to $118 million for the three months ended March 31, 2011. During the 2011 period, interest expense included approximately $19 million in aggregate losses from mark-to-market adjustments of an interest rate swap agreement and the change in fair value of the long-term debt hedged by the interest rate swap agreement. This agreement, which we terminated in August 2011, generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

INCOME TAX EXPENSE

During the three months ended March 31, 2012, we recorded income tax expense of $42 million compared to $51 million during the three months ended March 31, 2011.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net income attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill, and restructuring charges, net; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net income attributable to Tenet Healthcare Corporation common shareholders	$58	$73
Less: Net income attributable to noncontrolling interests	(3)	(3)
Preferred stock dividends	(6)	(6)
Income (loss) from discontinued operations, net of tax	1	(9)
Income from continuing operations	66	91
Income tax expense	(42)	(51)
Investment earnings	1	1
Interest expense	(98)	(118)
Operating income	205	259
Litigation and investigation costs	(2)	(11)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(3)	(8)
Depreciation and amortization	(104)	(101)
Adjusted EBITDA	$314	$379

Net operating revenues	$2,350	$2,299

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	13.4%	16.5%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report, except for a $14 million commitment we entered into during the three months ended March 31, 2012 for future professional services to be provided to us and licensed software fees related to our initiative to achieve full compliance with the ARRA HIT requirements.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At March 31, 2012, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.1x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $136 million and $116 million in the three months ended March 31, 2012 and 2011, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2012 will total approximately $500 million to $550 million, including $109 million that was accrued as a liability at December 31, 2011. Our budgeted 2012 capital expenditures include approximately $27 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $62 million more on such improvements over the next four years.

During the three months ended March 31, 2012, we acquired a majority interest in one ambulatory surgery center in which we previously held a minority interest, as well as five physician practice entities. The fair value of the consideration conveyed in the acquisitions was $3 million.

Interest payments, net of capitalized interest, were $102 million and $97 million in the three months ended March 31, 2012 and 2011, respectively.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month London Interbank Offered Rate (“LIBOR”) plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes were recorded in interest expense.

Income tax payments, net of tax refunds, were approximately $2 million in the three months ended March 31, 2012 compared to $24 million during the three months ended March 31, 2011.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2012 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $104 million of cash and cash equivalents on hand at March 31, 2012 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $355 million based on our borrowing base calculation as of March 31, 2012.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash used in operating activities was $42 million in the three months ended March 31, 2012 compared to $2 million in the three months ended March 31, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•                  Decreased incremental cash receipts related to the California provider fee program of $43 million as a result of the timing of the approval of the program by CMS;

•                  Higher interest payments of $5 million;

•                  Income tax payments of $2 million in the three months ended March 31, 2012 compared to $24 million in the three months ended March 31, 2011;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the three months ended March 31, 2012 compared to $85 million in the three months ended March 31, 2011);

•                  Higher payments on reserves for restructuring charges and litigation costs of $4 million; and

•                  $6 million of additional cash used in operating activities from discontinued operations.

Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $136 million and $116 million in the three months ended March 31, 2012 and 2011, respectively.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 81,073,864 shares for approximately $400 million (or an average of $4.94 per share). Purchases during the three months ended March 31, 2012 totaled 5,308,179 shares for approximately $26 million (or an average of $4.93 per share).

We record our investments that are available-for-sale at fair market value. As shown in Note 13 to the accompanying Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic downturn that will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. Our borrowing availability under the Credit Agreement was $355 million based on our borrowing base calculation as of March 31, 2012. There were $283 million of cash borrowings outstanding under the revolving credit facility at March 31, 2012, and we had approximately $162 million of standby letters of credit outstanding.

We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge and was being used to manage our exposure to future changes in interest rates. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured note were recorded in interest expense.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We will be required to pay the Medicare program approximately $55 million ($49 million of which we reserved for in prior years) as a result of the SSI matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” above unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to its removal of the moratorium on cost report settlements. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter, which settlements will probably start occurring in 2012. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our revenue cycle management services business, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, that performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended March 31, 2012 and 2011 include $235 million and $254 million, respectively, of net operating revenues and $27 million and $49 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $317 million of standby letters of credit outstanding and guarantees as of March 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2012. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$72	$233	$71	$476	$2	$3,572	$4,426	$4,670
Average effective interest rates	6.3%	7.6%	9.4%	9.5%	9.4%	9.0%	9.0%

Variable rate long-term debt	$—	$—	$—	$—	$283	$—	$283	$283
Average effective interest rates	—	—	—	—	2.46%	—	2.46%

At March 31, 2012, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $4 million.

At March 31, 2012, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2012, the net accumulated unrealized gains related to our captive insurance companies’ investment portfolios were less than $1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer/interim chief financial officer. Based upon that evaluation, the chief executive officer/interim chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manager and that such information is accumulated and communicated to management, including our chief executive officer/interim chief financial officer, to allow timely decisions regarding required disclosure.

During the first quarter of 2012, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding recently settled and material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 81,073,864 shares for approximately $400 million (or an average of $4.94 per share). Purchases during the three months ended March 31, 2012 are shown in the table in Note 8 to our Condensed Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. EXHIBITS

(10)	Material Contracts

(a)

Exchange and Registration Rights Agreement for the Registrant’s 6.250% Senior Secured Notes due 2018, dated as of April 30, 2012, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 30, 2012 and filed May 4, 2012)

(b)

Exchange and Registration Rights Agreement for the Registrant’s 8% Senior Notes due 2020, dated as of April 30, 2012, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 30, 2012 and filed May 4, 2012)

(31)	Rule 13a-14(a)/15d-14(a) Certification of Trevor Fetter, President, Chief Executive Officer and Interim Chief Financial Officer

(32)	Section 1350 Certification of Trevor Fetter, President, Chief Executive Officer and Interim Chief Financial Officer

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 7, 2012	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Senior Vice President and Controller
(Principal Accounting Officer)