Form 10-Q
period 2012-06-30
TENET HEALTHCARE CORP
filed 2012-08-07
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 416,742,496 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$82	$113
Accounts receivable, less allowance for doubtful accounts ($401 at June 30, 2012 and $397 at December 31, 2011)	1,356	1,278
Inventories of supplies, at cost	154	161
Income tax receivable	13	7
Current portion of deferred income taxes	409	418
Assets held for sale	41	2
Other current assets	509	378
Total current assets	2,564	2,357
Investments and other assets	120	156
Deferred income taxes, net of current portion	345	374
Property and equipment, at cost, less accumulated depreciation and amortization ($3,367 at June 30, 2012 and $3,386 at December 31, 2011)	4,181	4,350
Goodwill	749	736
Other intangible assets, at cost, less accumulated amortization ($386 at June 30, 2012 and $360 at December 31, 2011)	526	489
Total assets	$8,485	$8,462

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$237	$66
Accounts payable	644	760
Accrued compensation and benefits	363	376
Professional and general liability reserves	73	75
Accrued interest payable	121	112
Accrued legal settlement costs	7	64
Other current liabilities	427	362
Total current liabilities	1,872	1,815
Long-term debt, net of current portion	4,511	4,294
Professional and general liability reserves	336	337
Accrued legal settlement costs	2	2
Other long-term liabilities	519	506
Total liabilities	7,240	6,954
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	16
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 46,300 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at June 30, 2012 and 345,000 at December 31, 2011	45	334
Common stock, $0.05 par value; authorized 1,050,000,000 shares; 553,789,249 shares issued at June 30, 2012 and 551,468,550 shares issued at December 31, 2011	27	27
Additional paid-in capital	4,410	4,407
Accumulated other comprehensive loss	(49)	(52)
Accumulated deficit	(1,378)	(1,440)
Common stock in treasury, at cost, 137,295,241 shares at June 30, 2012 and 136,442,696 shares at December 31, 2011	(1,879)	(1,853)
Total shareholders’ equity	1,176	1,423
Noncontrolling interests	53	69
Total equity	1,229	1,492
Total liabilities and equity	$8,485	$8,462

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,455	$2,300	$4,946	$4,729
Less: Provision for doubtful accounts	190	168	379	347
Net operating revenues	2,265	2,132	4,567	4,382
Operating expenses:
Salaries, wages and benefits	1,054	982	2,116	1,999
Supplies	389	392	788	788
Other operating expenses, net	534	508	1,065	999
Electronic health record incentives	0	(25)	(0)	(50)
Depreciation and amortization	104	100	204	198
Impairment of long-lived assets and goodwill, and restructuring charges, net	3	2	6	10
Litigation and investigation costs	1	8	3	19
Operating income	180	165	385	419
Interest expense	(102)	(98)	(200)	(216)
Investment earnings	0	1	1	2
Income from continuing operations, before income taxes	78	68	186	205
Income tax expense	(30)	(19)	(72)	(69)
Income from continuing operations, before discontinued operations	48	49	114	136
Discontinued operations:
Income (loss) from operations	1	(5)	3	(15)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(100)	0	(100)	0
Net gains on sales of facilities	2	0	2	0
Income tax benefit	29	19	28	24
Income (loss) from discontinued operations	(68)	14	(67)	9
Net income (loss)	(20)	63	47	145
Less: Preferred stock dividends	4	6	10	12
Less: Net income (loss) attributable to noncontrolling interests	(18)	2	(15)	5
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(6)	$55	$52	$128
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$42	$40	$99	$120
Income (loss) from discontinued operations, net of tax	(48)	15	(47)	8
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(6)	$55	$52	$128
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.10	$0.08	$0.24	$0.24
Discontinued operations	(0.11)	0.03	(0.11)	0.02
	$(0.01)	$0.11	$0.13	$0.26
Diluted
Continuing operations	$0.10	$0.08	$0.23	$0.23
Discontinued operations	(0.11)	0.03	(0.11)	0.02
	$(0.01)	$0.11	$0.12	$0.25
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	415,011	486,794	413,192	486,848
Diluted	427,708	503,748	434,718	563,951

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(20)	$63	$47	$145
Other comprehensive income:
Adjustments for supplemental executive retirement plans	0	0	3	0
Other comprehensive income before income taxes	0	0	3	0
Income tax expense related to items of other comprehensive income	0	0	0	0
Total other comprehensive income, net of tax	0	0	3	0
Comprehensive income (loss)	(20)	63	50	145
Less: Preferred stock dividends	4	6	10	12
Less: Comprehensive income (loss) attributable to noncontrolling interests	(18)	2	(15)	5
Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(6)	$55	$55	$128

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Net income	$47	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	198
Provision for doubtful accounts	379	347
Deferred income tax expense	37	91
Stock-based compensation expense	17	12
Impairment of long-lived assets and goodwill, and restructuring charges, net	6	10
Litigation and investigation costs	3	19
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	0	17
Amortization of debt discount and debt issuance costs	11	15
Pre-tax loss from discontinued operations	95	15
Other items, net	(4)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(450)	(468)
Inventories and other current assets	(116)	(54)
Income taxes	(5)	(26)
Accounts payable, accrued expenses and other current liabilities	23	(117)
Other long-term liabilities	26	8
Payments against reserves for restructuring charges and litigation costs and settlements	(50)	(22)
Net cash used in operating activities from discontinued operations, excluding income taxes	(22)	(11)
Net cash provided by operating activities	201	176
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(251)	(197)
Purchases of property and equipment — discontinued operations	(1)	(1)
Purchases of businesses or joint venture interests	(13)	(42)
Proceeds from sales of facilities and other assets — discontinued operations	10	0
Proceeds from sales of marketable securities, long-term investments and other assets	5	10
Other items, net	2	(1)
Net cash used in investing activities	(248)	(231)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(973)	0
Proceeds from borrowings under credit facility	1,093	0
Repayments of other borrowings	(67)	(2)
Proceeds from other borrowings	292	0
Repurchases of preferred stock	(292)	0
Deferred debt issuance costs	(2)	0
Repurchases of common stock	(26)	(72)
Cash dividends on preferred stock	(12)	(12)
Distributions paid to noncontrolling interests	(6)	(4)
Other items, net	9	4
Net cash provided by (used in) financing activities	16	(86)
Net decrease in cash and cash equivalents	(31)	(141)
Cash and cash equivalents at beginning of period	113	405
Cash and cash equivalents at end of period	$82	$264
Supplemental disclosures:
Interest paid, net of capitalized interest	$(181)	$(182)
Income tax (payments) refunds, net	$(11)	$20

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates own and operate acute care hospitals and related health care facilities. At June 30, 2012, our subsidiaries operated 50 hospitals, including four academic medical centers (one of which was classified in discontinued operations at that date) and one critical access hospital, with a combined total of 13,510 licensed beds, primarily serving urban and suburban communities in 11 states. Our subsidiaries also operated 102 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers, urgent care centers and free-standing emergency departments in 12 states at June 30, 2012. We also own an interest in a health maintenance organization (“HMO”) and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, our hospital campuses); revenue cycle management, health care information management and patient communications services businesses; physician practices; captive insurance companies; a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk; and occupational and rural health care clinics.

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3. In addition, certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General Hospitals:
Medicare	$532	$517	$1,161	$1,059
Medicaid	234	166	411	435
Managed care	1,328	1,282	2,654	2,561
Indemnity, self-pay and other	245	239	486	488
Acute care hospitals – other revenue	13	26	37	51
Other:
Other operations	103	70	197	135
Net operating revenues before provision for doubtful accounts	$2,455	$2,300	$4,946	$4,729

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $82 million and $113 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, our book overdrafts were approximately $198 million and $252 million, respectively, which were classified as accounts payable.

At June 30, 2012 and December 31, 2011, approximately $63 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the six months ended June 30, 2011, we repatriated $21 million of excess cash from our foreign insurance subsidiary to our corporate domestic bank account.

Also at June 30, 2012 and December 31, 2011, we had $41 million and $109 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $36 million and $104 million, respectively, were included in accounts payable.

During the six months ended June 30, 2012 and 2011, we entered into non-cancellable capital leases of approximately $29 million and $11 million, respectively, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2012:
Capitalized software costs	$816	$(364)	$452
Long-term debt issuance costs	90	(20)	70
Other	6	(2)	4
Total	$912	$(386)	$526

December 31, 2011:
Capitalized software costs	$756	$(344)	$412
Long-term debt issuance costs	88	(15)	73
Other	5	(1)	4
Total	$849	$(360)	$489

Estimated future amortization of intangibles with finite useful lives as of June 30, 2012 is as follows:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
Amortization of intangible assets	$526	$66	$81	$73	$62	$58	$186

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2012	2011
Continuing operations:
Patient accounts receivable	$1,680	$1,605
Allowance for doubtful accounts	(390)	(382)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	73	62
Net cost reports and settlements payable and valuation allowances	(42)	(39)
	1,321	1,246
Discontinued operations:
Patient accounts receivable	38	46
Allowance for doubtful accounts	(11)	(15)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	2	2
Net cost reports and settlements receivable (payable) and valuation allowances	6	(1)
	35	32
Accounts receivable, net	$1,356	$1,278

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.5% and 27.7% as of June 30, 2012 and December 31, 2011, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being assigned to our Conifer Health Solutions (“Conifer”) revenue cycle management services subsidiary. Our estimated collection rate from managed care payers was approximately 98.4% and 98.2% at June 30, 2012 and December 31, 2011, respectively, which includes collections from point-of-service through collections by our Conifer subsidiary. As of June 30, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay uninsured was 87.7% and 88.4%, respectively, of our self-pay uninsured patient accounts receivable. As of June 30, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay balance after insurance was 57.7% and 57.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, increased approximately $4 million from $180 million in the six months ended June 30, 2011 to $184 million in the six months ended June 30, 2012 primarily due to an increase in patient account assignments to our Conifer subsidiary. This increase was not a result of negative trends experienced in the collection of amounts from self-pay patients, but was the result of an increase in revenues from the uninsured. As of

June 30, 2012 and December 31, 2011, our allowance for doubtful accounts for managed care was 8.9% and 8.8%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2012 and 2011 were approximately $114 million and $94 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $222 million and $188 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2012 and 2011 were approximately $32 million and $31 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $64 million and $59 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2012 and 2011 were approximately $109 million and $28 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $154 million and $156 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended June 30, 2012, our Creighton University Medical Center (“CUMC”) in Nebraska was reclassified into discontinued operations based on the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In July 2012, we entered into a definitive agreement to sell our interest in CUMC. The sales transaction price, including working capital, is expected to be approximately $63 million. The transaction is scheduled to close on August 31, 2012, subject to customary closing conditions, including regulatory approvals. As a result of this anticipated sales transaction, we recorded an impairment charge in discontinued operations of $100 million, consisting of $98 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to CUMC in the three months ended June 30, 2012.

We classified $39 million of assets of CUMC as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2012. These assets primarily consist of property and equipment and were recorded at the lower of the assets’ carrying amount or their fair value less estimated costs to sell. The fair value estimates were based on estimated net proceeds under the definitive sales agreement. Because we do not intend to sell the accounts receivable of CUMC, the net receivables of approximately $30 million are included in our accounts receivable in the accompanying Condensed Consolidated Balance Sheet at June 30, 2012.

In May 2012, we completed the sale of Diagnostic Imaging Services, Inc. (“DIS”) in Louisiana for net proceeds of approximately $10 million. As a result of the sale, DIS was reclassified into discontinued operations in the three months ended June 30, 2012, and a gain on sale of approximately $2 million was recognized in discontinued operations.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues	$56	$51	$112	$105
Loss before income taxes	(97)	(5)	(95)	(15)

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the six months ended June 30, 2012, we recorded net impairment and restructuring charges of $6 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million of employee severance costs and $1 million of other related costs.

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

As of June 30, 2012, our continuing hospital operations were structured as follows:

•    Our California region included all of our hospitals in California;

•    Our Central region included all of our hospitals in Missouri, Tennessee and Texas;

•    Our Florida region included all of our hospitals in Florida; and

•    Our Southern States region included all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our Hospital Operations reportable business segment level.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2012 and 2011 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$3	$(2)	$0	$7
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$3	$(2)	$0	$12
Six Months Ended June 30, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$9	$(4)	$(1)	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	0	(1)	0	5
	$10	$9	$(5)	$(1)	$13

The above liability balances at June 30, 2012 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2012 are expected to be approximately $4 million in 2012 and $8 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Senior notes:
6 1/2%, due 2012	$0	$57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	750	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	0	1
6 1/4%, due 2018	1,041	900
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Credit facility due 2016	200	80
Capital leases and mortgage notes	60	32
Unamortized note discounts and premium	(122)	(129)
Total long-term debt	4,748	4,360
Less current portion	237	66
Long-term debt, net of current portion	$4,511	$4,294

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at June 30, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period ending in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate ending in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2012, we had $200 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.70%, and we had approximately $155 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $445 million was available for borrowing under the revolving credit facility at June 30, 2012.

Senior Notes and Senior Secured Notes

In April 2012, we issued an additional $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020 in a private financing related to our repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock. A description of these notes is set forth in our Annual Report.

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

During the six months ended June 30, 2011, $9 million in gains from mark-to-market adjustments on the interest rate swap agreement and $28 million in losses from mark-to-market adjustments on the hedged senior secured notes were included in net interest expense in the accompanying Condensed Consolidated Statements of Operations. As mentioned above, we subsequently terminated the interest rate swap agreement in August 2011; this agreement generated $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets totaled less than $1 million at both June 30, 2012 and December 31, 2011. In addition, see Note 13 for the disclosure of the fair value of the LIBOR cap agreement.

NOTE 6. GUARANTEES

At June 30, 2012, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $126 million. We had a liability of $90 million recorded for these guarantees included in other current liabilities at June 30, 2012.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at June 30, 2012 was $5 million. We had a liability of $3 million recorded for these guarantees at June 30, 2012, of which $1 million was included in other current liabilities and $2 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2012, approximately 15 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the six months ended June 30, 2012 and 2011 includes $17 million and $12 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2011	33,993,572	$6.26
Granted	1,760,000	5.65
Exercised	(4,477,660)	1.55
Forfeited/Expired	(887,632)	9.70
Outstanding as of June 30, 2012	30,388,280	$6.82	$50	4.8 years
Vested and expected to vest at June 30, 2012	30,362,577	$6.82	$50	4.8 years
Exercisable as of June 30, 2012	28,632,510	$6.89	$50	4.5 years

There were 4,477,660 stock options exercised during the six months ended June 30, 2012 with a $17 million aggregate intrinsic value, and 2,334,358 stock options exercised during the same period in 2011 with a $13 million aggregate intrinsic value.

As of June 30, 2012, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

In the six months ended June 30, 2012, we granted an aggregate of 1,760,000 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. If all conditions are met, the performance-based options will vest and be settled ratably over a three-year period from the date of the grant. In the six months ended June 30, 2011, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2012 was $2.99 per share. This fair value was calculated based on the grant date using a binomial lattice model with the following assumptions:

Six Months Ended June 30, 2012
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

The following table summarizes information about our outstanding stock options at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $1.149	11,871,321	6.6 years	$1.14	11,871,321	$1.14
$1.15 to $10.639	11,713,401	5.1 years	7.14	9,957,631	7.42
$10.64 to $13.959	2,817,136	1.7 years	12.11	2,817,136	12.11
$13.96 to $17.589	3,338,422	0.6 years	17.07	3,338,422	17.07
$17.59 to $28.759	612,000	0.4 years	28.16	612,000	28.16
$28.76 and over	36,000	0.1 years	45.14	36,000	45.14
	30,388,280	4.8 years	$6.82	28,632,510	$6.89

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2011	7,709,226	$6.13
Granted	6,380,748	5.53
Vested	(3,833,940)	5.88
Forfeited	(503,150)	6.00
Unvested as of June 30, 2012	9,752,884	$5.84

In the six months ended June 30, 2012, we granted 5,915,748 restricted stock units subject to time-vesting. In addition, we granted 465,000 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of June 30, 2012, there were $47 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.5 years.

NOTE 8. EQUITY

In April 2012, we repurchased and subsequently retired 298,700 shares of our 7% mandatory convertible preferred stock for $289 million. In a related private financing, we issued an additional $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020. We recorded the difference between the carrying value and the amount paid to redeem the preferred stock in April 2012 as preferred stock dividends in the accompanying Condensed Consolidated Statements of Operations. We accrued approximately $6 million, or $17.50 per share, for dividends on our 7% mandatory convertible preferred stock in the three months ended March 31, 2012 and $1 million in the three months ended June 30, 2012, and paid the dividends in April and July 2012, respectively.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 81,073,764 shares for approximately $400 million.

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

The following table shows the changes in consolidated equity during the six months ended June 30, 2012 and 2011 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	345,000	$334	415,026	$27	$4,407	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	62	0	(15)	47
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(6)	(6)
Contribution from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Purchase of businesses or joint venture interests	0	0	0	0	0	0	0	0	3	3
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(10)	0	0	0	0	(10)
Repurchase of common stock	0	0	(5,308)	0	0	0	0	(26)	0	(26)
Repurchase of preferred stock	(298,700)	(289)	0	0	0	0	0	0	0	(289)
Stock-based compensation expense, including associated deferred tax asset adjustments, and issuance of common stock	0	0	6,776	0	13	0	0	0	0	13
Balances at June 30, 2012	46,300	$45	416,494	$27	$4,410	$(49)	$(1,378)	$(1,879)	$53	$1,229

Balances at December 31, 2010	345,000	$334	485,783	$27	$4,449	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	140	0	5	145
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(4)	(4)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	10	10
Preferred stock dividends	0	0	0	0	(12)	0	0	0	0	(12)
Repurchase of common stock	0	0	(11,464)	0	0	0	0	(72)	0	(72)
Stock-based compensation expense, including associated deferred tax asset adjustments, and issuance of common stock	0	0	4,413	0	(12)	0	0	0	0	(12)
Balances at June 30, 2011	345,000	$334	478,732	$27	$4,425	$(43)	$(1,382)	$(1,551)	$64	$1,874

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

Professional and General Liability Insurance

At June 30, 2012 and December 31, 2011, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $409 million and $412 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.11% and 1.35% at June 30, 2012 and December 31, 2011, respectively.

For the policy period June 1, 2012 through May 31, 2013, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 80% reinsured by THINC with independent reinsurance companies, with THINC retaining 20% or a maximum of $2 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $57 million and $59 million for the six months ended June 30, 2012 and 2011, respectively.

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

In accordance with ASC 450, “Contingencies,” and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated. Where a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information.

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

Pending Matters. The following is an update of material pending governmental reviews, all of which have been previously reported.

•                  Kyphoplasty Review. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), has contacted a number of hospitals requesting information regarding their billing practices for kyphoplasty procedures. Kyphoplasty is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries. As of June 30, 2012, seven of our hospitals had received information requests from the DOJ regarding these procedures. The government requested the information in connection with its review of the appropriateness of Medicare patients receiving kyphoplasty procedures on an inpatient as opposed to an outpatient basis. The review of this matter is ongoing, but the parties have been engaged in informal, non-binding and exploratory discussions about a potential non-judicial resolution of this matter with respect to one of our hospitals. Subject to negotiation of final settlement terms, we have reached a verbal financial agreement with the government to settle this matter with respect to one hospital for approximately $900,000. Because we have not yet reached agreement with the DOJ on the appropriate methodology to review the claims from the other hospitals that received information requests, we are unable to calculate an estimate of loss or range of loss with respect to those hospitals.

•                  Review of ICD Implantation Procedures. As previously reported, in March 2010, the DOJ issued a civil investigative demand (“CID”) pursuant to the federal False Claims Act to one of our hospitals. The CID requested information regarding Medicare claims submitted by our hospital in connection with the implantation of cardiac defibrillators (“ICDs”) during the period 2002 to the date of the letter. The government is seeking this information to determine if ICD implantation procedures were performed in accordance with Medicare coverage requirements. The DOJ has since notified us that it also intends to review records and documents from 32 of our other hospitals in addition to the hospital that originally received the CID. We understand that the DOJ has submitted similar requests to other hospital companies as well.

Our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. However, based on currently available information, as of June 30, 2012, we had recorded reserves of approximately $2 million in the aggregate with respect to two hospitals under review in the foregoing governmental proceedings. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

Settled Matters. The following is a summary of recently settled governmental reviews:

•                  Review of Florida Medical Center’s Partial Hospitalization Program. On May 22, 2012, we entered into a voluntary civil settlement with the DOJ and OIG for a cash payment of $3.5 million (which was fully reserved at December 31, 2009 and paid in May 2012). The settlement relates to a previously disclosed matter involving Florida Medical Center’s partial hospitalization program, a now-closed psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis.

•                  Inpatient Rehabilitation Facilities Review. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, we entered into a voluntary civil settlement on April 10, 2012 with the DOJ and HHS for a cash payment of $42.75 million (which was fully reserved at December 31, 2011 and paid in April 2012).  The settlement relates to a previously disclosed matter, which we initially reported to the OIG in October 2007, involving inpatient rehabilitation admissions at 25 active and divested inpatient hospitals and units from 2005 through 2007.

2.                                       Lawsuits Resulting from Hurricane Katrina—In January 2012, we reached an agreement in principle to settle for approximately $12 million a purported class action lawsuit filed on behalf of persons allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center (one of our former New Orleans area hospitals). We expect to enter into a final settlement agreement in August 2012 and submit the agreement to the court for preliminary approval in September 2012. The settlement, which will be covered in full by our excess insurance carrier, will be apportioned among the eligible class members who file a proof of claim once the Civil District Court for the Parish of Orleans certifies the class in that case — which is captioned Dunn, et al. v. Tenet Mid-City Medical, L.L.C. (formerly d/b/a Lindy Boggs Medical Center), et al.

In addition, we are defendants in eight individual Hurricane Katrina-related lawsuits filed in Louisiana. As of June 30, 2012, trial dates had not been set in these individual cases. (Other previously pending individual cases have been resolved or abandoned.) In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for Hurricane Katrina by, among other things, failing to evacuate patients ahead of the storm and failing to have properly configured emergency generator systems. The plaintiffs seek unspecified damages for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to other patients, and additional claims. Although we are unable to predict the ultimate resolution of the pending lawsuits, we do not believe the outcome of these matters, either individually or collectively, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

3.                                       Hospital-Related Tort Claim—On May 3, 2012, the Superior Court in Los Angeles County, California issued an order reducing a previously reported punitive damage award from $65 million to $5 million. The lawsuit — which is captioned Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation — relates to an alleged assault occurring in April 2006 at Tarzana Regional Medical Center (a hospital we have since divested). The plaintiff has accepted the reduced damage award, but has filed a motion seeking attorneys’ fees in the amount of $6 million. The court is expected to consider that motion on August 20, 2012. The plaintiff was also previously awarded compensatory damages of approximately $2.4 million.

In the three months ended December 31, 2011, the Company recorded a reserve of approximately $6 million in discontinued operations for this matter. For purposes of computing the reserve, management estimated that the probable range of loss would be between approximately $6 million and $25 million (including approximately $1 million in attorneys’ fees) based on our expectation, after analysis of relevant case law, that a California court would apply U.S. Supreme Court opinions that generally limit, as a matter of constitutional law, the amount of a punitive award to be no more than a multiple of nine times the compensatory award and, in the case of a substantial compensatory award, to be no more than a multiple of one times that award. At that time, management concluded that no amount within this range is any more likely than any other; therefore, in accordance with ASC 450, the accrual was recorded at the low end of the estimated range.

Although we are unable to predict the ultimate resolution of this lawsuit at this time, we continue to believe that the current reserve, recorded at the low end of the estimated range, reflects our probable liability. We intend to continue to vigorously defend ourselves in this matter.

4.                                       Ordinary Course Matters—As previously reported, we are defendants in two coordinated lawsuits in Los Angeles Superior Court alleging that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The cases are: McDonough, et al. v. Tenet Healthcare Corporation (which was filed in June 2003) and Tien, et al. v. Tenet Healthcare Corporation (which was filed in May 2004). The plaintiffs seek back pay, statutory penalties, interest and attorneys’ fees. The plaintiffs’ requests for class certification were denied in the lower court, and the appellate court affirmed the lower court’s ruling. The California Supreme Court granted the plaintiffs’ petition for review of the lower court’s ruling, but deferred further action in the matter pending its decision in a similar case, which was subsequently issued in April 2012. In light of its ruling in that case, on June 20, 2012, the California Supreme Court transferred the Tien/McDonough cases back to the court of appeal with directions to vacate its decision and reconsider the cause. We have filed a supplemental brief arguing that the court of appeal should reaffirm its decision upholding the lower court’s denial of class certification. Based on available information, we continue to believe at this time that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Also, as previously reported, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of approximately 5,000 persons; however, only 8 individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the class. In March 2012, the Louisiana Supreme Court denied our interlocutory appeal of the trial court’s decision on summary judgment based on procedural grounds, noting that we retain an adequate remedy to appeal any adverse judgment that might be rendered by the trial court. In April 2012, we filed a notice of appeal of the trial court’s denial of our motion to decertify the proceeding as a class action. The notice of appeal was granted, and the trial has been stayed pending the outcome of the appeal. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; uncertainties as to the timing and outcome of the appeals process; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2012 and 2011:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2012
Continuing operations	$49	$3	$(48)	$4
Discontinued operations	17	0	(12)	5
	$66	$3	$(60)	$9

Six Months Ended June 30, 2011
Continuing operations	$30	$19	$(17)	$32
Discontinued operations	0	0	0	0
	$30	$19	$(17)	$32

For the six months ended June 30, 2012 and 2011, we recorded net costs of $3 million and $19 million, respectively. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described above. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

NOTE 11. INCOME TAXES

Income tax expense in the six months ended June 30, 2012 included expense of $1 million related to continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of June 30, 2012 was $37 million ($36 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.6 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.5 million related to continuing operations and $0.1 million related to discontinued operations) are included in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2012 were $10 million ($11 million related to continuing operations, partially offset by a $1 million benefit related to discontinued operations).

As of June 30, 2012, approximately $14 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and six months ended June 30, 2012 and 2011. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$42	415,011	$0.10
Effect of dilutive stock options and restricted stock units	0	12,697	(0.00)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$42	427,708	$0.10

Three Months Ended June 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$40	486,794	$0.08
Effect of dilutive stock options and restricted stock units	0	16,954	0.00
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$40	503,748	$0.08

Six Months Ended June 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$99	413,192	$0.24
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	2	21,526	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$101	434,718	$0.23

Six Months Ended June 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$120	486,848	$0.24
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	12	77,103	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$132	563,951	$0.23

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and six months ended June 30, 2012 were 15,554 and 14,765 shares, respectively, and for the three and six months ended June 30, 2011 were 16,280 and 15,022 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contract. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities – current	$3	$3	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities – noncurrent	19	5	13	1
	$24	$8	$15	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$2	$0	$2	$0
Marketable debt securities – noncurrent	22	6	15	1
	$24	$6	$17	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the six months ended June 30, 2012.

At June 30, 2012, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the six months ended June 30, 2012 or 2011.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of June 30, 2012 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$39	$0	$39	$0

As a result of the fair values determined above for our assets held for sale, we recorded impairment charges in discontinued operations in the six months ended June 30, 2012 of $100 million, consisting of $98 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to Creighton University Medical Center, as further described in Note 3.

The fair value of our long-term debt is based on quoted market prices (Level 1). At June 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt was approximately 106.8% and 104.9%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the six months ended June 30, 2012, we acquired a diagnostic imaging center and a majority interest in two ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as ten physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $13 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, for several recently acquired outpatient centers; therefore, the purchase price allocations for those centers are subject to adjustment once the valuations are completed. During the six months ended June 30, 2012, we finalized the purchase price allocations for various centers acquired in 2011, which resulted in an increase in goodwill of $1 million with a corresponding decrease in property and equipment.

Purchase price allocations for the acquisitions made during the six months ended June 30, 2012 are as follows:

Current assets	$3
Property and equipment	6
Goodwill	14
Current liabilities	(2)
Long-term liabilities	(4)
Noncontrolling interests	(4)
Net cash paid	$13

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $1 million in acquisition costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2012.

NOTE 15. SEGMENT INFORMATION

Beginning in the three months ended June 30, 2012, we are now reporting Conifer as a separate reportable business segment. Our other segment is Hospital Operations. Historically, our business has consisted of one reportable segment. However, during the three months ended June 30, 2012, our Hospital Operations segment and our Conifer segment entered into formal agreements, effective January 1, 2012, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third-party pricing terms. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations, which is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services, emergency medical treatment and outpatient services. At June 30, 2012, our subsidiaries operated 49 hospitals in continuing operations, including three academic medical centers and one critical access hospital, with a combined total of 13,176 licensed beds, primarily serving urban and suburban communities in 10 states. Our subsidiaries also operated 102 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers, urgent care centers and free-standing emergency departments in 12 states at June 30, 2012. We also own an interest in an HMO and operate: various related health care facilities, including a long-term acute care hospital and a number of medical office buildings (all of which are located on, or nearby, our hospital campuses); physician practices; captive insurance companies; and occupational and rural health care clinics.

We also operate revenue cycle management, health care information management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk. At June 30, 2012, Conifer provided these services to approximately 400 Tenet and non-Tenet hospitals and other health care organizations.

As mentioned above, in 2012, our Conifer segment and our Hospital Operations segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms. In 2011, the services provided by both parties were charged to the other party based on an estimate of the internal costs to provide such services. The amounts in the tables directly below reflect the services being charged based on estimated third-party terms in 2012, but not in 2011.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30,	December 31,
	2012	2011
Assets:
Hospital Operations and other	$8,410	$8,389
Conifer	75	73
Total	$8,485	$8,462

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital expenditures:
Hospital Operations and other	$114	$78	$247	$191
Conifer	2	4	5	7
Total	$116	$82	$252	$198

Revenues:
Hospital Operations and other	$2,247	$2,113	$4,532	$4,349
Conifer
Tenet	90	64	180	124
Other customers	18	19	35	33
	2,355	2,196	4,747	4,506
Intercompany eliminations	(90)	(64)	(180)	(124)
Total	$2,265	$2,132	$4,567	$4,382

Adjusted EBITDA:
Hospital Operations and other	$263	$266	$548	$632
Conifer	25	9	50	14
Total	$288	$275	$598	$646

Depreciation and amortization:
Hospital Operations and other	$101	$98	$199	$194
Conifer	3	2	5	4
Total	$104	$100	$204	$198

Adjusted EBITDA	$288	$275	$598	$646
Depreciation and amortization	(104)	(100)	(204)	(198)
Interest expense	(102)	(98)	(200)	(216)
Litigation and investigation costs	(1)	(8)	(3)	(19)
Impairment of long-lived assets	(3)	(2)	(6)	(10)
Investment earnings	0	1	1	2
Income before income taxes	$78	$68	$186	$205

Due to the fact that Conifer’s revenues from providing services to Tenet’s hospitals are based on estimated third-party billing terms in 2012 but not in 2011, the following supplemental table presents 2012 EBITDA on a comparable basis to the 2011 presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted supplemental EBITDA:
Hospital Operations and other	$279	$266	$580	$632
Conifer	9	9	18	14
Total	$288	$275	$598	$646

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Strategic Partnership Between Conifer Health Solutions and Catholic Health Initiatives—In May 2012, our Conifer Health Solutions (“Conifer”) revenue cycle management subsidiary entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for 56 of CHI’s hospitals. The integration process, which is expected to be completed within 24 months, will include the transition of CHI’s revenue cycle employees to Conifer. As part of this agreement, CHI received a minority ownership interest in Conifer.

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

Core Business Strategy—At June 30, 2012, our subsidiaries operated 50 hospitals, including four academic medical centers (one of which was classified in discontinued operations at that date) and one critical access hospital, with a combined total of 13,510 licensed beds, primarily serving urban and suburban communities in 11 states. Our subsidiaries also operated 102 free-standing and provider-based diagnostic imaging centers, ambulatory surgery centers, urgent care centers and free-standing emergency departments in 12 states at June 30, 2012. Our core business is focused on providing acute care treatment, including inpatient care, intensive care, cardiac care, radiology services and emergency medical treatment, as well as outpatient services. In supporting our core business, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business and to negotiate favorable contracts with managed care and other commercial payers. In addition, we continually review our clinical service lines to determine which services are most highly valued and should be marketed to improve our operating results, and we strategically de-emphasize or eliminate unprofitable service lines, if appropriate.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the six months ended June 30, 2012, we derived approximately 33% of our net patient revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. We also intend to focus on acquiring hospitals, services providers and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Expanding Our Conifer Health Solutions Business—We intend to continue expanding our revenue cycle management, health care information management, management services, and patient communications services businesses under our Conifer subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. At June 30, 2012, Conifer provided services to approximately 400 Tenet and non-Tenet hospitals and other health care organizations. We believe this business has the potential over time to generate high margins and improve our results of operations. During the three months ended June 30, 2012, Conifer and one of our other subsidiaries entered into formal agreements, effective January 1, 2012, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third party pricing terms. As a result, beginning in the three months ended June 30, 2012, we are now reporting Conifer as a separate reportable business segment. Also, in May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives to provide revenue cycle services for 56 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer.

Commitment to Quality—Through our Commitment to Quality and Medicare Performance Improvement initiatives, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our hospitals have substantially improved their quality metrics reported to the government and have been recognized by several managed care companies for their quality of care. Leveraging off of these initiatives, we expect to benefit over time from provisions in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that tie certain payments to quality measures, establish a value-based purchasing system, and adjust hospital payment rates based on hospital-acquired conditions and hospital readmissions. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may potentially improve our volumes.

Realizing HIT Incentive Payments and Other Benefits—During the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we recognized approximately $55 million of electronic health record incentives related to Medicaid ARRA HIT in 2011 in our consolidated statement of operations. These incentives will partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We also anticipate that we will be able to recognize Medicare and additional Medicaid ARRA HIT incentives in the year ending December 31, 2012. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and patient volumes. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We are experiencing a gradual increase in our adjusted patient admissions that we believe is primarily attributable to our focus on physician alignment and satisfaction, targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), the implementation of new payer contracting strategies, and improved quality metrics at our hospitals. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, lower patient acuity levels for certain patient service lines, and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended June 30, 2012 and 2011 for all of our continuing operations hospitals, excluding the results of our Creighton University Medical Center, which was reclassified to discontinued operations in the three months ended June 30, 2012.

	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	125,136	125,592	(0.4)%
Adjusted patient admissions(2)	196,932	193,971	1.5%
Paying admissions (excludes charity and uninsured)	116,195	117,431	(1.1)%
Charity and uninsured admissions	8,941	8,161	9.6%
Admissions through emergency department	77,604	75,880	2.3%
Paying admissions as a percentage of total admissions	92.9%	93.5%	(0.6	)%(1)
Charity and uninsured admissions as a percentage of total admissions	7.1%	6.5%	0.6	%(1)
Emergency department admissions as a percentage of total admissions	62.0%	60.4%	1.6	%(1)
Surgeries — inpatient	35,379	36,245	(2.4)%
Surgeries — outpatient	60,043	54,760	9.6%
Total surgeries	95,422	91,005	4.9%
Patient days — total	590,437	595,986	(0.9)%
Adjusted patient days(2)	919,895	912,369	0.8%
Average length of stay (days)	4.72	4.75	(0.6)%

(1)     The change is the difference between the amounts shown for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions decreased by 456, or 0.4%, in the three months ended June 30, 2012 compared to the same period in 2011. Total surgeries increased by 4.9% in the three months ended June 30, 2012 compared to the same period in 2011. While our emergency department admissions increased 2.3% in the three months ended June 30, 2012 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions. Charity and uninsured admissions increased 9.6% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

	Three Months Ended June 30,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	1,046,768	994,204	5.3%
Paying visits (excludes charity and uninsured)	937,570	894,780	4.8%
Charity visits and uninsured visits	109,198	99,424	9.8%
Emergency department visits	384,221	364,114	5.5%
Surgery visits	60,043	54,760	9.6%
Paying visits as a percentage of total visits	89.6%	90.0%	(0.4	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.4%	10.0%	0.4	%(1)

(1)     The change is the difference between the amounts shown for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

We had an increase of 52,564 total outpatient visits, or 5.3%, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. All of our regions reported increased outpatient visits in the three months ended June 30, 2012, with the strongest improvement occurring in our California region.

Outpatient surgery visits increased by 9.6% in the three months ended June 30, 2012 compared to the same period in 2011. Charity and uninsured outpatient visits increased by 9.8% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

	Three Months Ended June 30,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$2,265	$2,132	6.2%
Revenues from the uninsured	$155	$146	6.2%
Net inpatient revenues(1)	$1,548	$1,466	5.6%
Net outpatient revenues(1)	$791	$738	7.2%

(1)      Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million and $62 million for the three months ended June 30, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $90 million and $84 million for the three months ended June 30, 2012 and 2011, respectively.

Net operating revenues increased by $133 million, or 6.2%, in the three months ended June 30, 2012 compared to the same period in 2011. Net operating revenues in the three months ended June 30, 2012 included $109 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $28 million in the same period in 2011. The 2012 amount included $59 million of revenues related to the California and North Carolina provider fee programs. Revenues from the Georgia DSH program were $14 million during the three months ended June 30, 2012 compared to $3 million in the 2011 period due to the timing of the approval of that program. DSH and other state-funded subsidy revenues in the three months ended June 30, 2011 also included a $10 million unfavorable adjustment due to a regulation issued by the State of Missouri.

In addition to certain of the factors discussed above, net patient revenues increased by 6.1% in the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of managed care pricing improvement and increased outpatient volumes.

	Three Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,371	$11,673	6.0%
Net inpatient revenue per patient day	$2,622	$2,460	6.6%
Net outpatient revenue per visit	$756	$742	1.9%
Net patient revenue per adjusted patient admission(1)	$11,877	$11,363	4.5%
Net patient revenue per adjusted patient day(1)	$2,543	$2,416	5.3%

(1)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per patient day and per admission increased 6.6% and 6.0%, respectively, in the three months ended June 30, 2012 compared to the same period in 2011. This pricing increase reflects improved terms in our contracts with commercial managed care payers, as well as the increase in DSH and other state-funded subsidy revenues described above, partially offset by an adverse shift in payer mix. The increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended June 30,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$190	$168	13.1%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.7%	7.3%	0.4	%(1)
Collection rate on self-pay accounts(2)	28.5%	27.9%	0.6	%(1)
Collection rate on commercial managed care accounts	98.4%	98.2%	0.2	%(1)

(1)     The change is the difference between the amounts shown for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

(2)     Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $22 million, or 13.1%, in the three months ended June 30, 2012 compared to the same period in 2011. The increase in provision for doubtful accounts primarily related to the increase in uninsured revenues in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and the favorable impact of various settlements of aged managed care accounts in the 2011 period, partially offset by the impact of a 60 basis point improvement in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.5% at June 30, 2012 and 27.9% at June 30, 2011.

	Three Months Ended June 30,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Salaries, wages and benefits	$1,054	$982	7.3%
Supplies	389	392	(0.8)%
Other operating expenses	534	508	5.1%
Total	$1,977	$1,882	5.0%
Rent/lease expense(1)	$38	$35	8.6%
Salaries, wages and benefits per adjusted patient day(2)	$1,146	$1,076	6.5%
Supplies per adjusted patient day(2)	423	430	(1.6)%
Other operating expenses per adjusted patient day(2)	580	557	4.1%
Total per adjusted patient day	$2,149	$2,063	4.2%
Salaries, wages and benefits per adjusted patient admission(2)	$5,352	$5,063	5.7%
Supplies per adjusted patient admission(2)	1,975	2,021	(2.3)%
Other operating expenses per adjusted patient admission(2)	2,712	2,618	3.6%
Total per adjusted patient admission	$10,039	$9,702	3.5%

(1)     Included in other operating expenses.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 4.2% and 3.5% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase on a per adjusted patient admission basis was lower than the increase on a per adjusted patient day basis due in part to the impact of our focus on reducing average length of stay.

Salaries, wages and benefits per adjusted patient admission increased by 5.7% in the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased employee-related costs associated with our HIT implementation program in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Supplies expense per adjusted patient admission decreased by 2.3% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other operating expenses per adjusted patient admission increased by 3.6% in the three months ended June 30, 2012 compared to the same period in 2011. This change is primarily due to increased costs of contracted services, increased systems implementation costs primarily related to our HIT implementation program and increased consulting and legal expenses. Malpractice expense in the 2012 period includes an unfavorable impact of approximately $6 million due to a 50 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable $5 million adjustment as a result of a 40 basis point decrease in the interest rate in the 2011 period.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and six months ended June 30, 2012 and 2011 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges, net	$(3)	$(2)	$(6)	$(10)
Litigation and investigation costs	(1)	(8)	(3)	(19)
Pre-tax impact	$(4)	$(10)	$(9)	$(29)
Deferred tax asset valuation allowance and other tax adjustments	$1	$7	$—	$12
Total after-tax impact	$(1)	$1	$(5)	$(6)
Diluted per-share impact of above items	$—	$—	$(0.01)	$(0.01)
Diluted earnings per share, including above items	$0.10	$0.08	$0.23	$0.23

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $82 million at June 30, 2012, a decrease of $22 million from $104 million at March 31, 2012.

Significant cash flow items in the three months ended June 30, 2012 included:

•                  $81 million of proceeds related to continuing operations from the Medicare Rural Floor Budget Neutrality Adjustment settlement described below;

•                  Capital expenditures of $116 million;

•                  Interest payments of $79 million;

•                  Preferred stock dividend payments of $6 million;

•                  Payments on reserves for restructuring charges and litigation costs of $39 million;

•                  $83 million of net repayments of borrowings under our revolving credit facility;

•                  $57 million of payments to retire our 6 1/2% senior notes due 2012;

•                  $292 million of proceeds from the issuance of our 6 1/4% senior secured notes due 2018 ($142 million) and 8% senior notes due 2020 ($150 million) in a private financing related to the repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock; and

•                  $292 million of payments to repurchase and subsequently retire 298,700 shares of our 7% mandatory convertible preferred stock.

Net cash provided by operating activities was $201 million in the six months ended June 30, 2012 compared to $176 million in the six months ended June 30, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds related to continuing operations from the Medicare Rural Floor Budget Neutrality Adjustment settlement described below in the 2012 period;

•                  Income tax payments of $11 million in the six months ended June 30, 2012 compared to $20 million of refunds in the six months ended June 30, 2011;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the six months ended June 30, 2012 compared to $85 million in the six months ended June 30, 2011);

•                  Higher payments on reserves for restructuring charges and litigation costs of $28 million; and

•                  $11 million of additional cash used in operating activities from discontinued operations.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2012	2011	Increase (Decrease)(1)	2012	2011	Increase (Decrease)(1)
Medicare	22.7%	23.5%	(0.8)%	24.6%	23.3%	1.3%
Medicaid	10.0%	7.5%	2.5%	8.7%	9.6%	(0.9)%
Managed care	56.8%	58.2%	(1.4)%	56.3%	56.4%	(0.1)%
Indemnity, self-pay and other	10.5%	10.8%	(0.3)%	10.4%	10.7%	(0.3)%

(1)             The increase (decrease) is the difference between the 2012 and 2011 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2012	2011	Increase (Decrease)(1)	2012	2011	Increase (Decrease)(1)
Medicare	28.9%	29.9%	(1.0)%	29.5%	30.3%	(0.8)%
Medicaid	11.9%	12.7%	(0.8)%	11.9%	12.6%	(0.7)%
Managed care	48.9%	47.8%	1.1%	48.5%	47.5%	1.0%
Indemnity, self-pay and other	10.3%	9.6%	0.7%	10.1%	9.6%	0.5%

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company. Beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. Another key provision of the Affordable Care Act is the Medicaid expansion. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The Affordable Care Act, as enacted, expanded the scope of the Medicaid program, increased the number of individuals the states must cover and penalized states that refused to comply with the Medicaid expansion with the possibility of losing 100% of their federal Medicaid funding. Twenty-six states, several individuals and the National Federation of Independent Business brought suit in federal district court challenging the constitutionality of the individual mandate and the Medicaid expansion. The Court of Appeals for the Eleventh Circuit upheld the Medicaid expansion as a valid exercise of Congress’s spending power, but concluded that Congress lacked authority to enact the individual mandate. On June 28, 2012, the U.S. Supreme Court upheld the individual mandate and struck down the penalties for states that refused to comply with Medicaid expansion provisions. We anticipate that health care providers will benefit over time from provisions of the Affordable Care Act that will extend insurance coverage through Medicaid, state-sponsored, federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid, and private insurance to a broader segment of the U.S. population. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, and gradual or potentially delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage as originally contemplated by the Affordable Care Act. However, a repeal of the individual mandate provision, of other sections of the Affordable Care Act or of the law in its entirety could have a material impact on our business, financial condition, results of operations or cash flows.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2012 and 2011 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2012	2011	2012	2011
Medicare severity-adjusted diagnosis-related group — operating	$274	$281	$573	$585
Medicare severity-adjusted diagnosis-related group — capital	25	25	51	52
Outliers	13	10	27	22
Outpatient	131	114	262	230
Disproportionate share	53	53	109	107
Direct Graduate and Indirect Medical Education(1)	25	25	49	49
Other(2)	13	17	29	32
Adjustments for prior-year cost reports and related valuation allowances	15	2	94	2
Total Medicare net patient revenues	$549	$527	$1,194	$1,079

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

Medicare Rural Floor Budget Neutrality Adjustment Settlement—In April 2012, we entered into an industry-wide settlement (the “Medicare Budget Neutrality Settlement”) with the U.S. Department of Health and Human Services (“HHS”), the Secretary of HHS and CMS that corrects Medicare payments made to providers for inpatient hospital services for a number of prior periods. The Balanced Budget Act of 1997 created the “rural floor,” which is intended to ensure that the wage-adjusted inpatient prospective payment system (“IPPS”) rates for providers in urban areas in a state are not lower than the wage-adjusted IPPS rates for rural providers in the same state. Congress required that the rural floor adjustment, which would otherwise increase aggregate IPPS payments, be administered in a budget neutral manner. CMS included a rural floor budget neutrality adjustment in annual IPPS updates to the base payment rate; however, it did so in a manner that went beyond what was required to achieve budget neutrality. Our April 2012 settlement with the government resulted in a net favorable adjustment in the three months ended March 31, 2012 of approximately $84 million, of which $75 million related to continuing operations (revenues of $81 million less $6 million of legal fees). Substantially all of the cash proceeds were received during the three months ended June 30, 2012.

Disproportionate Share Hospital Payments—The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”). The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed since 2009 as CMS examined and refined the underlying data, in particular the data supporting CMS’ policy of including Medicare Advantage days in the calculation of the SSI ratio. During this time, CMS instructed the Medicare administrative contractors to suspend the settlement of cost reports pending the completion of its review of the SSI data. The FFY 2007 SSI ratios previously issued by CMS generally included the Medicare Advantage days for teaching hospitals only. CMS initiated a data collection effort intended to ensure that the SSI ratios include the Medicare Advantage days for non-teaching hospitals as well. Since 2009, we have estimated the impact of including the Medicare Advantage days of our non-teaching hospitals using internal estimates of the SSI ratios. We accrued approximately $49 million in reserves for potential SSI adjustments in prior reporting periods, including $6 million in 2011. During the three months ended March 31, 2012, CMS released revised SSI ratios for FFYs 2006 and 2007, and SSI ratios for FFYs 2008 and 2009, which, according to CMS, include the Medicare Advantage days; based on these ratios, we increased the aforementioned reserves by approximately $2 million related to our hospitals in continuing operations and approximately $4 million related to our hospitals in discontinued operations. We expect that the removal of the moratorium on cost report settlements will result in a cash outflow of approximately $55 million. Although we cannot at this time predict the ultimate timing of the cost report settlements, such settlements will probably start occurring in 2012.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.7% and 9.6% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2012 and 2011, respectively. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2012 and 2011, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $154 million and $156 million, respectively.

Several states in which we operate have recently faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. In addition, some states are implementing delays in issuing Medicaid payments to providers. Increased Medicaid enrollment due to the economic downturn, budget gaps and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Some states, such as California, North Carolina and Pennsylvania, have introduced provider fee arrangements, which are intended to enhance funding or partially mitigate reduced Medicaid funding levels to hospitals and other providers.

In September 2011, the Governor of California signed legislation that created a hospital fee program to provide supplemental Medi-Cal payments to hospitals retroactive to July 1, 2011 and expiring on December 31, 2013 (the “30-Month Program”). During the three months ended June 30, 2012, the Governor of California signed the state’s 2012/2013 budget, which includes a change to the fee program. This legislative change and approval by CMS of the fee-for-service supplemental payment and assessment portions of the 30-Month Program in June 2012 enabled us to record $47 million of net revenues so far in 2012, which we recorded during the three months ended June 30, 2012. We recorded $63 million of net revenues from a similar California hospital fee program during the six months ended June 30, 2011. We expect CMS to approve the managed care portion of the 30-Month Program later this year. Based on the most recent California Hospital Association estimates, the 30-Month Program could result in approximately $187 million of net revenues for our California hospitals. At such time as CMS approves the managed care portion of the fee program, we expect to: (1) make a one-time adjustment to record the retroactive impact of the additional revenues net of assessments; and (2) record the remaining net revenues for the program years ratably over the remaining term of the program. We cannot provide any assurances regarding the final approval of the managed care portion of the 30-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

The State of Georgia has adopted an amended budget for the state fiscal year ended June 30, 2012 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. As a result, we have recognized ICTF revenues of approximately $14 million in 2012, which we recorded during the three months ended June 30, 2012 based on the timing of our receipt of notification of the revenue amounts from the State of Georgia. During 2011, we recorded $13 million of ICTF revenues ($10 million in the three months ended March 31, 2011 and $3 million in the three months ended June 30, 2011). We cannot provide any assurances regarding the amount, if any, of future ICTF payments we might receive.

During the three months ended June 30, 2012, we received notification of our net revenues under a North Carolina hospital fee program retroactive to January 1, 2011 through September 30, 2012. As a result, we recorded $12 million of net revenues during the three months ended June 30, 2012, and we will recognize $2 million of net revenues from this program in the three months ending September 30, 2012.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2012 and 2011 are set forth in the table below:

	Six Months Ended June 30,
	2012		2011
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$110	$71	$130	$61
Florida	89	30	97	32
Georgia	51	20	50	21
Pennsylvania	40	100	52	90
Missouri	34	2	26	2
Texas	28	58	31	60
North Carolina	23	—	12	—
South Carolina	16	12	18	10
Alabama	15	—	15	—
Tennessee	5	12	4	15
	$411	$305	$435	$291

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment System

Under Medicare law, CMS is required to annually update certain rules governing the IPPS. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 1, 2012, CMS issued the Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2013 Rates (“Final Rule”). The Final Rule includes the following payment and policy changes:

•                  A market basket increase of 2.6% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.6%); CMS is also making certain adjustments to the estimated 2.6% market basket increase that result in a net market basket update of 2.8%, including the following adjustments to the market basket index:

•                  Market basket index and productivity reductions required by the Affordable Care Act of 0.1% and 0.7%, respectively;

•                  A reduction of 1.9% to permanently remove the remaining portion of the estimated 3.9% documentation and coding adjustment resulting from the conversion to MS-DRGs based on CMS’ analysis of FFY 2008 and FFY 2009 claims data; and

•                  Restoration of a 2.9% reduction that was required to complete the recovery in FFY 2012 of the estimated MS-DRG documentation and coding overpayments for FFYs 2008 and 2009;

•                  A 0.97% net increase in the capital federal MS-DRG rate; and

•                  A decrease in the cost outlier threshold from $22,385 to $21,821.

CMS projects that the combined impact of the payment and policy changes in the Final Rule will yield an average 2.6% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule as applied to our IPPS payments for the nine months ended June 30, 2012, the estimated annual impact for all changes in the Final Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $34 million. Because of the uncertainty regarding other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On July 6, 2012, CMS released the Proposed Changes to the Hospital Outpatient Prospective Payment System

(“OPPS”) and Calendar Year (“CY”) 2013 Payment Rates (“Proposed OPPS Rule”). The Proposed OPPS Rule includes the following payment and policy changes:

•                  A net update to OPPS payments equal to the estimated market basket of 2.1%, which takes into account a projected hospital IPPS market basket percentage increase of 3.0%, minus an estimated productivity adjustment of 0.8% and a 0.1% adjustment, both of which are necessary to comply with certain provisions of the Affordable Care Act; and

•                  The continuation of a budget neutral reduction in payments for non-cancer OPPS hospitals to fund an increase in OPPS payments to cancer hospitals mandated under the Affordable Care Act.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS Rule will yield an average 2.1% increase in payments for all hospitals and an average 2.2% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS Rule on our hospitals is a $10 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals and other factors that may influence our future OPPS payments by individual hospital, including patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Medicare Prepayment Reviews

The Improper Payments Information Act of 2002, amended by the Improper Payments Elimination and Recovery Act of 2010, requires the heads of federal agencies, including HHS, to annually review programs it administers to:

•                  Identify programs that may be susceptible to significant improper payments;

•                  Estimate the amount of improper payments in those programs;

•                  Submit those estimates to Congress; and

•                  Describe the actions the agency is taking to reduce improper payments in those programs.

CMS has identified the Medicare Fee-For-Service (“FFS”) program as a program at risk for significant erroneous payments. In 2010, the Medicare FFS paid claims error rate was estimated to be 10.5%, or approximately $34 billion in improper payments. As a result, in addition to the Recovery Audit Contractor (“RAC”) program, which currently performs post-payment claims reviews, CMS has recently established initiatives to prevent improper payments before a claim is processed. These initiatives include:

•                  A significant increase in the number of prepayment claims reviews performed by Medicare Administrative Contractors; and

•                  A three-year demonstration project that expands the scope of the RAC program to include prepayment reviews in 11 states; these reviews, which are scheduled to commence on August 27, 2012, will initially focus on inpatient claims, in particular short stays.

Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment claims denials are subject to administrative and judicial review. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have a material adverse effect on our cash flows and results of operations.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2012 and 2011 was $2.7 billion and $2.6 billion, respectively. Approximately 61% of our managed care net patient revenues for the six months ended June 30, 2012 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2012 and December 31, 2011, approximately 54% and 56%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of June 30, 2012, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the six months ended June 30, 2012, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 72% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both June 30, 2012 and December 31, 2011, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2012 and 2011 were approximately $114 million and $94 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $222 million and $188 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2012 and 2011 were approximately $109 million and $28 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $154 million and $156 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2012 and 2011 were approximately $32 million and $31 million, respectively, and for the six months ended June 30, 2012 and 2011 were approximately $64 million and $59 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. However, because of the many variables involved, we are unable to predict with certainty the net effect on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage as originally contemplated by the Affordable Care Act and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues:
General hospitals	$2,352	$2,230	$4,749	$4,594
Other operations	103	70	197	135
Net operating revenues before provision for doubtful accounts	2,455	2,300	4,946	4,729
Less provision for doubtful accounts	190	168	379	347
Net operating revenues	2,265	2,132	4,567	4,382
Operating expenses:
Salaries, wages and benefits	1,054	982	2,116	1,999
Supplies	389	392	788	788
Other operating expenses, net	534	508	1,065	999
Electronic health record incentives	—	(25)	—	(50)
Depreciation and amortization	104	100	204	198
Impairment of long-lived assets and goodwill, and restructuring charges, net	3	2	6	10
Litigation and investigation costs	1	8	3	19
Operating income	$180	$165	$385	$419

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	46.5%	46.1%	46.3%	45.6%
Supplies	17.2%	18.4%	17.3%	18.0%
Other operating expenses, net	23.7%	23.8%	23.3%	22.8%
Electronic health record incentives	—%	(1.2)%	—%	(1.1)%
Depreciation and amortization	4.6%	4.7%	4.5%	4.5%
Impairment of long-lived assets and goodwill, and restructuring charges, net	0.1%	0.1%	0.1%	0.2%
Litigation and investigation costs	—%	0.4%	0.1%	0.4%
Operating income	7.9%	7.7%	8.4%	9.6%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 96% and 97% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2012 and 2011, respectively, and approximately 96% and 97% for the six months ended June 30, 2012 and 2011, respectively.

Net operating revenues from our other operations were $103 million and $70 million in the three months ended June 30, 2012 and 2011, respectively, and $197 million and $135 million in the six months ended June 30, 2012 and 2011, respectively. The increase in net operating revenues from other operations during 2012 primarily relates to our additional owned physician practices. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $1 million for both the three months ended June 30, 2012 and 2011, and $3 million and $2 million the six months ended June 30, 2012 and 2011, respectively.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Total admissions	125,136	125,592	(0.4)%		256,326	257,029	(0.3)%
Adjusted patient admissions(2)	196,932	193,971	1.5%		399,792	391,430	2.1%
Paying admissions (excludes charity and uninsured)	116,195	117,431	(1.1)%		238,538	240,482	(0.8)%
Charity and uninsured admissions	8,941	8,161	9.6%		17,788	16,547	7.5%
Admissions through emergency department	77,604	75,880	2.3%		158,820	155,669	2.0%
Paying admissions as a percentage of total admissions	92.9%	93.5%	(0.6	)%(1)	93.1%	93.6%	(0.5	)%(1)
Charity and uninsured admissions as a percentage of total admissions	7.1%	6.5%	0.6	%(1)	6.9%	6.4%	0.5	%(1)
Emergency department admissions as a percentage of total admissions	62.0%	60.4%	1.6	%(1)	62.0%	60.6%	1.4	%(1)
Surgeries — inpatient	35,379	36,245	(2.4)%		71,616	72,270	(0.9)%
Surgeries — outpatient	60,043	54,760	9.6%		117,034	106,242	10.2%
Total surgeries	95,422	91,005	4.9%		188,650	178,512	5.7%
Patient days — total	590,437	595,986	(0.9)%		1,207,896	1,231,449	(1.9)%
Adjusted patient days(2)	919,895	912,369	0.8%		1,867,011	1,860,725	0.3%
Average length of stay (days)	4.72	4.75	(0.6)%		4.71	4.79	(1.7)%
Number of hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,176	13,086	0.7%		13,176	13,086	0.7%
Average licensed beds	13,176	13,111	0.5%		13,157	13,117	0.3%
Utilization of licensed beds(3)	49.2%	50.0%	(0.8	)%(1)	50.4%	51.9%	(1.5	)%(1)

(1)    The change is the difference between 2012 and 2011 amounts shown.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)     Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Total visits	1,046,768	994,204	5.3%		2,078,379	1,984,615	4.7%
Paying visits (excludes charity and uninsured)	937,570	894,780	4.8%		1,864,044	1,786,836	4.3%
Charity visits and uninsured visits	109,198	99,424	9.8%		214,335	197,779	8.4%
Emergency department visits	384,221	364,114	5.5%		770,619	728,775	5.7%
Surgery visits	60,043	54,760	9.6%		117,034	106,242	10.2%
Paying visits as a percentage of total visits	89.6%	90.0%	(0.4	)%(1)	89.7%	90.0%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.4%	10.0%	0.4	%(1)	10.3%	10.0%	0.3	%(1)

(1)     The change is the difference between 2012 and 2011 amounts shown.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net operating revenues	$2,265	$2,132	6.2%	$4,567	$4,382	4.2%
Revenues from the uninsured	$155	$146	6.2%	$307	$293	4.8%
Net inpatient revenues(1)	$1,548	$1,466	5.6%	$3,155	$3,085	2.3%
Net outpatient revenues(1)	$791	$738	7.2%	$1,557	$1,458	6.8%

(1)      Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $65 million and $62 million for the three months ended June 30, 2012 and 2011, respectively, and $129 million and $131 million for the six months ended June 30, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $90 million and $84 million for the three months ended June 30, 2012 and 2011, respectively, and $178 million and $162 million for the six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,371	$11,673	6.0%	$12,309	$12,003	2.5%
Net inpatient revenue per patient day	$2,622	$2,460	6.6%	$2,612	$2,505	4.3%
Net outpatient revenue per visit	$756	$742	1.9%	$749	$735	1.9%
Net patient revenue per adjusted patient admission(1)	$11,877	$11,363	4.5%	$11,786	$11,606	1.6%
Net patient revenue per adjusted patient day(1)	$2,543	$2,416	5.3%	$2,524	$2,442	3.4%

(1)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Provision for doubtful accounts	$190	$168	13.1%		$379	$347	9.2%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.7%	7.3%	0.4	%(1)	7.7%	7.3%	0.4	%(1)
Collection rate on self-pay accounts(2)	28.5%	27.9%	0.6	%(1)	28.5%	27.9%	0.6	%(1)
Collection rate on commercial managed care accounts	98.4%	98.2%	0.2	%(1)	98.4%	98.2%	0.2	%(1)

(1)     The change is the difference between the 2012 and 2011 amounts shown.

(2)     Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Salaries, wages and benefits	$1,054	$982	7.3%	$2,116	$1,999	5.9%
Supplies	389	392	(0.8)%	788	788	—%
Other operating expenses	534	508	5.1%	1,065	999	6.6%
Total	$1,977	$1,882	5.0%	$3,969	$3,786	4.8%
Rent/lease expense(1)	$38	$35	8.6%	$75	$69	8.7%
Salaries, wages and benefits per adjusted patient day(2)	$1,146	$1,076	6.5%	$1,133	$1,074	5.5%
Supplies per adjusted patient day(2)	423	430	(1.6)%	422	423	(0.2)%
Other operating expenses per adjusted patient day(2)	580	557	4.1%	571	538	6.1%
Total per adjusted patient day	$2,149	$2,063	4.2%	$2,126	$2,035	4.5%
Salaries, wages and benefits per adjusted patient admission(2)	$5,352	$5,063	5.7%	$5,293	$5,107	3.6%
Supplies per adjusted patient admission(2)	1,975	2,021	(2.3)%	1,971	2,013	(2.1)%
Other operating expenses per adjusted patient admission(2)	2,712	2,618	3.6%	2,664	2,552	4.4%
Total per adjusted patient admission	$10,039	$9,702	3.5%	$9,928	$9,672	2.6%

(1)     Included in other operating expenses.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Revenues

During the three months ended June 30, 2012, net operating revenues before provision for doubtful accounts increased 6.7%, which included a 6.1% increase in net patient revenues, compared to the three months ended June 30, 2011. Increases in pricing were the largest contributing factors, resulting in a 5.3% increase in net patient revenues, while increases in our overall volumes resulted in a 0.8% increase in net patient revenues.

Our net inpatient revenues for the three months ended June 30, 2012 increased by 5.6% compared to the three months ended June 30, 2011. Several factors impacted our net inpatient revenues in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, including:

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Medicaid DSH and other state-funded subsidy revenues of $109 million in the three months ended June 30, 2012 compared to $28 million in the three months ended June 30, 2011 (the 2012 amount included $59 million of revenues related to the California and North Carolina provider fee programs; revenues from the Georgia DSH program were $14 million during the three months ended June 30, 2012 compared to $3 million in the 2011 period due to the timing of the approval of that program; and the three months ended June 30, 2011 included a $10 million unfavorable adjustment due to a regulation issued by the State of Missouri);

•                  An unfavorable shift in our total payer mix; and

•                  Favorable adjustments for Medicare prior-year cost reports and related valuation allowances of $15 million in the three months ended June 30, 2012 compared to $2 million in the three months ended June 30, 2011.

Patient days decreased by 0.9% and total admissions decreased by 0.4% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Net outpatient revenues and total outpatient visits increased 7.2% and 5.3%, respectively, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The growth in our outpatient revenues and volumes was substantially related to organic growth. Net outpatient revenue per visit increased 1.9% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

Our Conifer subsidiary generated net operating revenues of $108 million and $83 million for the three months ended June 30, 2012 and 2011, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.7% for the three months ended June 30, 2012 compared to 7.3% for the three months ended June 30, 2011. The increase in provision for doubtful accounts primarily related to a $9 million increase in revenues from the uninsured and the favorable impact of various settlements of aged managed care accounts in the 2011 period, partially offset by the impact of a 60 basis point improvement in our collection rate on self-pay accounts.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$181	$—	$181	$166	$—	$166
Medicaid	120	—	120	118	—	118
Net cost report settlements payable and valuation allowances	(42)	—	(42)	(39)	—	(39)
Managed care	785	70	715	760	67	693
Self-pay uninsured	203	178	25	215	190	25
Self-pay balance after insurance	149	86	63	134	77	57
Estimated future recoveries from accounts assigned to our Conifer subsidiary	73	—	73	62	—	62
Other payers	242	56	186	212	48	164
Total continuing operations	1,711	390	1,321	1,628	382	1,246
Total discontinued operations	46	11	35	47	15	32
	$1,757	$401	$1,356	$1,675	$397	$1,278

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2012, our collection rate on self-pay accounts was approximately 28.5%, including collections from point-of-service through collections by our Conifer subsidiary. We have experienced a relatively stable self-pay collection rate as follows: 27.8% at March 31, 2011; 27.9% at June 30, 2011; 27.7% at both September 30, 2011 and December 31, 2011; and 27.9% at March 31, 2012. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance, prior to an account being assigned to our Conifer subsidiary. Based on our accounts receivable from self-pay patients and co-

payments and deductibles owed to us by patients with insurance at June 30, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.4% at June 30, 2012 and 98.2% at December 31, 2011, which includes collections from point-of-service through collections by our Conifer subsidiary.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.363 billion and $1.285 billion at June 30, 2012 and December 31, 2011, respectively, excluding cost report settlements payable and valuation allowances of $42 million and $39 million at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	62%	76%	31%	66%
61-120 days	5%	17%	12%	18%	13%
121-180 days	3%	8%	5%	9%	6%
Over 180 days	3%	13%	7%	42%	15%
Total	100%	100%	100%	100%	100%

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	63%	75%	31%	68%
61-120 days	3%	18%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 53 days at both June 30, 2012 and at December 31, 2011, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2012, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.4 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 91% of all accounts in our MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in our MEP still awaiting determination of eligibility under a government program at June 30, 2012 and December 31, 2011 by aging category:

	June 30,	December 31,
	2012	2011
0-60 days	$86	$82
61-120 days	19	18
121-180 days	7	7
Over 180 days	16	15
Total	$128	$122

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.4% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Salaries, wages and benefits per adjusted patient admission increased 5.7% in the three months ended June 30, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased employee-related costs associated with our HIT implementation program in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Salaries, wages and benefits expense in the 2012 period included an unfavorable impact of approximately $2 million due to a 50 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities, compared to a $1 million unfavorable adjustment as a result of a 40 basis point decrease in the interest rate in the three months ended June 30, 2011. Salaries, wages and benefits expense for the three months ended June 30, 2012 and 2011 included stock-based compensation expense of $8 million and $5 million, respectively.

As of June 30, 2012, approximately 28% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 24 of our hospitals, the majority of which are in California and Florida. We are in the process of renegotiating the collective bargaining agreements for all of the facilities whose contracts have expired and negotiating new contracts where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

Supplies

Supplies expense as a percentage of net operating revenues decreased 1.2% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Supplies expense per adjusted patient admission decreased 2.3% in the three months ended June 30, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.7% in the three months ended June 30, 2012 compared to 23.8% in the three months ended June 30, 2011. Other operating expenses per adjusted patient admission increased by 3.6% in the three months ended June 30, 2012 compared to the same period in 2011. The increase in other operating expenses is primarily due to:

•                    increased costs of contracted services ($9 million);

•                    increased systems implementation costs ($5 million) primarily related to our HIT implementation program; and

•                    increased consulting and legal expenses ($8 million).

Malpractice expense for the three months ended June 30, 2012 was $30 million, compared to $32 million in the same period in 2011. The 2012 expense included an unfavorable impact of approximately $6 million due to a 50 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to a $5 million unfavorable adjustment as a result of a 40 basis point decrease in the interest rate in the three months ended June 30, 2011.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the three months ended June 30, 2012, we recorded net impairment and restructuring charges of $3 million, consisting of $2 million of employee severance costs and $1 million of other related costs. During the three months ended June 30, 2011, we recorded net impairment and restructuring charges of $2 million, consisting of an impairment charge of $1 million related to a cost basis investment and $1 million of employee severance and other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2012 were $1 million compared to $8 million for the three months ended June 30, 2011. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described in Note 10 to the Condensed Consolidated Financial Statements. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $102 million compared to $98 million for the three months ended June 30, 2011. During the 2011 period, our interest rate swap agreement, which we subsequently terminated, generated approximately $4 million of cash interest savings.

Income Tax Expense

During the three months ended June 30, 2012, we recorded income tax expense of $30 million compared to $19 million during the three months ended June 30, 2011.

Discontinued Operations: Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the three months ended June 30, 2012, we recorded an impairment charge in discontinued operations of $100 million related to the anticipated sale of Creighton University Medical Center, consisting of $98 million for the write-down of long-lived assets to their estimated fair values and a $2 million charge for the write-down of goodwill.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Revenues

During the six months ended June 30, 2012, net operating revenues before provision for doubtful accounts increased 4.6%, which included a 3.7% increase in net patient revenues, compared to the six months ended June 30, 2011. Increases in pricing were the largest contributing factors, resulting in a 3.4% increase in net patient revenues, while increases in our overall volumes resulted in a 0.3% increase in net patient revenues.

Our net inpatient revenues for the six months ended June 30, 2012 increased by 2.3% compared to the six months ended June 30, 2011. Several factors impacted our net inpatient revenues in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, including:

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Favorable adjustments for Medicare prior-year cost reports and related valuation allowances of $94 million in the six months ended June 30, 2012, a substantial portion of which is related to the aforementioned Medicare Budget Neutrality Settlement, compared to $2 million in the six months ended June 30, 2011; and

•                  An unfavorable shift in our total payer mix.

Patient days decreased by 1.9% and total admissions decreased by 0.3% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Net outpatient revenues and total outpatient visits increased 6.8% and 4.7%, respectively, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The growth in our outpatient revenues and volumes was substantially related to organic growth. Net outpatient revenue per visit increased 1.9% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

Our Conifer subsidiary generated net operating revenues of $215 million and $157 million for the six months ended June 30, 2012 and 2011, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.7% for the six months ended June 30, 2012 compared to 7.3% for the six months ended June 30, 2011. The increase in provision for doubtful accounts primarily related to a $14 million increase in revenues from the uninsured and the favorable impact of various settlements of aged managed care accounts in the 2011 period. The increase in provision for doubtful accounts was partially offset by the impact of a 60 basis point improvement in our collection rate on self-pay accounts.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.7% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Salaries, wages and benefits per adjusted patient admission increased 3.6% in the six months ended June 30, 2012 compared to the same period in 2011. This increase is primarily due an increase in the number of physicians we employ, annual merit increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased employee-related costs associated with our HIT implementation program in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by a decrease in overtime costs. Salaries, wages and benefits expense in the 2012 period included an unfavorable impact of approximately $1 million due to a 24 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities, compared to an unfavorable adjustment of approximately $1 million as a result of a 21 basis point decrease in the interest rate in the six months ended June 30, 2011. Salaries, wages and benefits expense for the six months ended June 30, 2012 and 2011 included stock-based compensation expense of $17 million and $12 million, respectively.

Supplies

Supplies expense as a percentage of net operating revenues decreased 0.7% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Supplies expense per adjusted patient admission decreased 2.1% in the six months ended June 30, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.3% in the six months ended June 30, 2012 compared to 22.8% in the six months ended June 30, 2011. Other operating expenses per adjusted patient admission increased by 4.4% in the six months ended June 30, 2012 compared to the same period in 2011. The increase in other operating expenses is primarily due to:

•                    increased costs of contracted services ($17 million);

•                    higher consulting and legal costs of $18 million, which includes costs related to the aforementioned Medicare Budget Neutrality Settlement;

•                    increased systems implementation costs ($6 million) primarily related to our HIT implementation program;

•                    a favorable adjustment of $6 million in the 2011 period related to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents; and

•                    a $3 million gain on the sale of a medical office building in the 2011 period.

Malpractice expense was $57 million in the 2012 period, which included an unfavorable impact of approximately $3 million due to a 24 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to malpractice expense of $59 million in the six months ended June 30, 2011, which included an unfavorable adjustment of $3 million as a result of a 21 basis point decrease in the interest rate.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the six months ended June 30, 2012, we recorded net impairment and restructuring charges of $6 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million of employee severance costs and $1 million of other related costs

During the six months ended June 30, 2011, we recorded net impairment and restructuring charges of $10 million, consisting of an impairment charge of $1 million related to a cost basis investment, $4 million of employee severance costs, $3 million of lease termination costs and $2 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the six months ended June 30, 2012 were $3 million compared to $19 million for the six months ended June 30, 2011. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described in Note 10 to the Condensed Consolidated Financial Statements. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $200 million compared to $216 million for the six months ended June 30, 2011. During the 2011 period, interest expense included approximately $19 million in aggregate losses from mark-to-market adjustments of an interest rate swap agreement that we subsequently terminated and the change in fair value of the long-term debt hedged by the interest rate swap agreement.

Income Tax Expense

During the six months ended June 30, 2012, we recorded income tax expense of $72 million compared to $69 million during the six months ended June 30, 2011.

Discontinued Operations: Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the six months ended June 30, 2012, we recorded an impairment charge in discontinued operations of $100 million related to the anticipated sale of Creighton University Medical Center, consisting of $98 million for the write-down of long-lived assets to their estimated fair values and a $2 million charge for the write-down of goodwill.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net loss (income) attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill, and restructuring charges, net; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(6)	$55	$52	$128
Less: Net loss (income) attributable to noncontrolling interests	18	(2)	15	(5)
Preferred stock dividends	(4)	(6)	(10)	(12)
Income (loss) from discontinued operations, net of tax	(68)	14	(67)	9
Income from continuing operations	48	49	114	136
Income tax expense	(30)	(19)	(72)	(69)
Investment earnings	—	1	1	2
Interest expense	(102)	(98)	(200)	(216)
Operating income	180	165	385	419
Litigation and investigation costs	(1)	(8)	(3)	(19)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(3)	(2)	(6)	(10)
Depreciation and amortization	(104)	(100)	(204)	(198)
Adjusted EBITDA	$288	$275	$598	$646

Net operating revenues	$2,265	$2,132	$4,567	$4,382

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.7%	12.9%	13.1%	14.7%

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

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2012, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.3x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $252 million and $198 million in the six months ended June 30, 2012 and 2011, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2012 will total approximately $500 million to $550 million, including $109 million that was accrued as a liability at December 31, 2011. Our budgeted 2012 capital expenditures include approximately $24 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $61 million more on such improvements over the next four years.

During the six months ended June 30, 2012, we acquired a diagnostic imaging center and a majority interest in two ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as ten physician practice entities. The fair value of the consideration conveyed in the acquisitions was $13 million.

Interest payments, net of capitalized interest, were $181 million and $182 million in the six months ended June 30, 2012 and 2011, respectively.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month London Interbank Offered Rate (“LIBOR”) plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

Income tax payments, net of tax refunds, were approximately $11 million in the six months ended June 30, 2012 compared to income tax refunds, net of tax payments, of $20 million during the six months ended June 30, 2011.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2012 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $82 million of cash and cash equivalents on hand at June 30, 2012 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $445 million based on our borrowing base calculation as of June 30, 2012.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $201 million in the six months ended June 30, 2012 compared to $176 million in the six months ended June 30, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds related to our continuing operations from the Medicare Budget Neutrality Settlement in the 2012 period;

•                  Income tax payments of $11 million in the six months ended June 30, 2012 compared to $20 million of refunds in the six months ended June 30, 2011;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the six months ended June 30, 2012 compared to $85 million in the six months ended June 30, 2011);

•                  Higher payments on reserves for restructuring charges and litigation costs of $28 million; and

•                  $11 million of additional cash used in operating activities from discontinued operations.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $252 million and $198 million in the six months ended June 30, 2012 and 2011, respectively.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Purchases during the three months ended March 31, 2012 totaled 5,308,179 shares for approximately $26 million (or an average of $4.93 per share), which completed the share repurchase program.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at June 30, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. Our borrowing availability under the Credit Agreement was $445 million based on our borrowing base calculation as of June 30, 2012. There were $200 million of cash borrowings outstanding under the revolving credit facility at June 30, 2012, and we had approximately $155 million of standby letters of credit outstanding.

In April 2012, we issued an additional $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020 in a private financing related to our repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock. A description of these notes is set forth in our Annual Report.

We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge and was being used to manage our exposure to future changes in interest rates. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month LIBOR plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured note were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We will be required to pay the Medicare program approximately $55 million as a result of the SSI matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” above unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to the settlement of the applicable cost reports. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter, which settlements will probably start occurring in 2012. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our revenue cycle management services business, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the six months ended June 30, 2012 and 2011 include $481 million and $472 million, respectively, of net operating revenues and $69 million and $70 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $300 million of standby letters of credit outstanding and guarantees as of June 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2012. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$21	$238	$72	$475	$2	$3,862	$4,670	$4,988
Average effective interest rates	4.4%	7.5%	9.2%	9.5%	9.6%	8.9%	8.9%

Variable rate long-term debt	$—	$—	$—	$—	$200	$—	$200	$200
Average effective interest rates	—	—	—	—	2.70%	—	2.70%

At June 30, 2012, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $3 million.

At June 30, 2012, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At June 30, 2012, the net accumulated unrealized gains related to our captive insurance companies’ investment portfolios were less than $1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer/interim chief financial officer. Based upon that evaluation, the chief executive officer/interim chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manner and that such information is accumulated and communicated to management, including our chief executive officer/interim chief financial officer, to allow timely decisions regarding required disclosure.

During the second quarter of 2012, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings and material developments in these matters, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report.

We cannot predict with certainty the effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A significant portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations.

On June 28, 2012, the U.S. Supreme Court upheld the Affordable Care Act’s individual mandate and struck down its penalties for states that refused to comply with Medicaid expansion provisions. We remain unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to participate in the Medicaid expansion and grants and other incentive opportunities under the law, and we are unable to predict the actions individual states might take with respect to expanding Medicaid coverage or the timing and impact of such changes at this time. It is also possible that implementation of the Affordable Care Act could be delayed or even blocked due to efforts to repeal or amend the law. We are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act. However, a repeal of the individual mandate provision, of other sections of the Affordable Care Act or of the law in its entirety could have a material impact on our business, financial condition, results of operations or cash flows.

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

ITEM 6. EXHIBITS

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 6, 2012	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Senior Vice President and Controller (Principal Accounting Officer)