Form 10-Q
period 2012-09-30
TENET HEALTHCARE CORP
filed 2012-11-07
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 106,475,474 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$83	$113
Accounts receivable, less allowance for doubtful accounts ($402 at September 30, 2012 and $397 at December 31, 2011)	1,338	1,278
Inventories of supplies, at cost	154	161
Income tax receivable	13	7
Current portion of deferred income taxes	394	418
Assets held for sale	0	2
Other current assets	502	378
Total current assets	2,484	2,357
Investments and other assets	126	156
Deferred income taxes, net of current portion	338	374
Property and equipment, at cost, less accumulated depreciation and amortization ($3,444 at September 30, 2012 and $3,386 at December 31, 2011)	4,173	4,350
Goodwill	771	736
Other intangible assets, at cost, less accumulated amortization ($405 at September 30, 2012 and $360 at December 31, 2011)	578	489
Total assets	$8,470	$8,462

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$243	$66
Accounts payable	629	760
Accrued compensation and benefits	379	376
Professional and general liability reserves	72	75
Accrued interest payable	110	112
Accrued legal settlement costs	7	64
Other current liabilities	389	362
Total current liabilities	1,829	1,815
Long-term debt, net of current portion	4,508	4,294
Professional and general liability reserves	322	337
Accrued legal settlement costs	2	2
Other long-term liabilities	524	506
Total liabilities	7,185	6,954
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	16
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 46,300 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at September 30, 2012 and 345,000 at December 31, 2011	45	334
Common stock, $0.05 par value; authorized 262,500,000 shares; 138,739,064 shares issued at September 30, 2012 and 137,867,138 shares issued at December 31, 2011	7	7
Additional paid-in capital	4,437	4,427
Accumulated other comprehensive loss	(49)	(52)
Accumulated deficit	(1,337)	(1,440)
Common stock in treasury, at cost, 34,320,438 shares at September 30, 2012 and 34,110,674 shares at December 31, 2011	(1,879)	(1,853)
Total shareholders’ equity	1,224	1,423
Noncontrolling interests	45	69
Total equity	1,269	1,492
Total liabilities and equity	$8,470	$8,462

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,427	$2,289	$7,373	$7,018
Less: Provision for doubtful accounts	206	189	585	536
Net operating revenues	2,221	2,100	6,788	6,482
Operating expenses:
Salaries, wages and benefits	1,050	1,002	3,166	3,001
Supplies	376	379	1,164	1,167
Other operating expenses, net	539	527	1,604	1,526
Electronic health record incentives	(13)	0	(13)	(50)
Depreciation and amortization	110	100	314	298
Impairment of long-lived assets and goodwill, and restructuring charges, net	6	8	12	18
Litigation and investigation costs	0	5	3	24
Operating income	153	79	538	498
Interest expense	(103)	(59)	(303)	(275)
Investment earnings	1	1	2	3
Income from continuing operations, before income taxes	51	21	237	226
Income tax expense	(18)	(4)	(90)	(73)
Income from continuing operations, before discontinued operations	33	17	147	153
Discontinued operations:
Income (loss) from operations	4	(2)	7	(17)
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	0	(100)	0
Net gains (losses) on sales of facilities	(1)	0	1	0
Income tax benefit (expense)	(4)	0	24	24
Income (loss) from discontinued operations	(1)	(2)	(68)	7
Net income	32	15	79	160
Less: Preferred stock dividends	1	6	11	18
Less: Net income (loss) attributable to noncontrolling interests	(9)	3	(24)	8
Net income attributable to Tenet Healthcare Corporation common shareholders	$40	$6	$92	$134
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$30	$8	$129	$128
Income (loss) from discontinued operations, net of tax	10	(2)	(37)	6
Net income attributable to Tenet Healthcare Corporation common shareholders	$40	$6	$92	$134
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders
Basic
Continuing operations	$0.29	$0.07	$1.25	$1.06
Discontinued operations	0.09	(0.02)	(0.36)	0.05
	$0.38	$0.05	$0.89	$1.11
Diluted
Continuing operations	$0.28	$0.07	$1.21	$1.03
Discontinued operations	0.09	(0.02)	(0.35)	0.05
	$0.37	$0.05	$0.86	$1.08
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	104,244	117,188	103,613	120,204
Diluted	107,311	120,908	106,904	124,466

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$32	$15	$79	$160
Other comprehensive income:
Adjustments for supplemental executive retirement plans	0	0	3	0
Other comprehensive income before income taxes	0	0	3	0
Income tax expense related to items of other comprehensive income	0	0	0	0
Total other comprehensive income, net of tax	0	0	3	0
Comprehensive income	32	15	82	160
Less: Preferred stock dividends	1	6	11	18
Less: Comprehensive income attributable to noncontrolling interests	(9)	3	(24)	8
Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$40	$6	$95	$134

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Net income	$79	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	298
Provision for doubtful accounts	585	536
Deferred income tax expense	58	102
Stock-based compensation expense	24	17
Impairment of long-lived assets and goodwill, and restructuring charges, net	12	18
Litigation and investigation costs	3	24
Amortization of debt discount and debt issuance costs	16	23
Pre-tax loss from discontinued operations	92	17
Other items, net	(7)	(10)
Changes in cash from operating assets and liabilities:
Accounts receivable	(653)	(618)
Inventories and other current assets	(106)	(32)
Income taxes	(2)	(44)
Accounts payable, accrued expenses and other current liabilities	(23)	(96)
Other long-term liabilities	20	(10)
Payments against reserves for restructuring charges and litigation costs and settlements	(56)	(27)
Net cash used in operating activities from discontinued operations, excluding income taxes	(19)	(34)
Net cash provided by operating activities	337	324
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(358)	(294)
Purchases of property and equipment — discontinued operations	(2)	(4)
Purchases of businesses or joint venture interests	(38)	(56)
Proceeds from sales of facilities and other assets — discontinued operations	45	0
Proceeds from sales of marketable securities, long-term investments and other assets	9	31
Other items, net	(2)	(1)
Net cash used in investing activities	(346)	(324)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,458)	0
Proceeds from borrowings under credit facility	1,553	0
Repayments of other borrowings	(76)	(4)
Proceeds from other borrowings	292	0
Repurchases of preferred stock	(292)	0
Deferred debt issuance costs	(3)	0
Repurchases of common stock	(26)	(196)
Cash dividends on preferred stock	(13)	(18)
Distributions paid to noncontrolling interests	(9)	(8)
Other items, net	11	6
Net cash used in financing activities	(21)	(220)
Net decrease in cash and cash equivalents	(30)	(220)
Cash and cash equivalents at beginning of period	113	405
Cash and cash equivalents at end of period	$83	$185
Supplemental disclosures:
Interest paid, net of capitalized interest	$(288)	$(255)
Income tax (payments) refunds, net	$(9)	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates own and operate acute care hospitals and related health care facilities. At September 30, 2012, our subsidiaries operated 49 hospitals with a total of 13,216 licensed beds, primarily serving urban and suburban communities, as well as 112 free-standing and provider-based outpatient centers. In addition to providing health care services, we also offer revenue cycle management, health care information management and patient communications services, and we own a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk.

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3. Furthermore, all amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 8.

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

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we must use estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General Hospitals:
Medicare	$505	$491	$1,666	$1,550
Medicaid	176	174	587	609
Managed care	1,348	1,269	4,002	3,830
Indemnity, self-pay and other	261	244	747	732
Acute care hospitals — other revenue	8	27	45	78
Other:
Other operations	129	84	326	219
Net operating revenues before provision for doubtful accounts	$2,427	$2,289	$7,373	$7,018

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $83 million and $113 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, our book overdrafts were approximately $190 million and $252 million, respectively, which were classified as accounts payable.

At September 30, 2012 and December 31, 2011, approximately $71 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the nine months ended September 30, 2011, we repatriated $21 million of excess cash from our foreign insurance subsidiary to our corporate domestic bank account.

Also at September 30, 2012 and December 31, 2011, we had $48 million and $109 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $43 million and $104 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2012 and 2011, we entered into non-cancellable capital leases of approximately $54 million and $15 million, respectively, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2012:
Capitalized software costs	$887	$(381)	$506
Long-term debt issuance costs	90	(22)	68
Other	6	(2)	4
Total	$983	$(405)	$578

December 31, 2011:
Capitalized software costs	$756	$(344)	$412
Long-term debt issuance costs	88	(15)	73
Other	5	(1)	4
Total	$849	$(360)	$489

Estimated future amortization of intangibles with finite useful lives as of September 30, 2012 is as follows:

		Years Ending December 31,					Later
	Total	2012	2013	2014	2015	2016	Years
Amortization of intangible assets	$578	$26	$89	$82	$72	$67	$242

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2012	2011
Continuing operations:
Patient accounts receivable	$1,670	$1,605
Allowance for doubtful accounts	(395)	(382)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	83	62
Net cost reports and settlements payable and valuation allowances	(38)	(39)
	1,320	1,246
Discontinued operations:
Patient accounts receivable	24	46
Allowance for doubtful accounts	(7)	(15)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	2	2
Net cost reports and settlements payable and valuation allowances	(1)	(1)
	18	32
Accounts receivable, net	$1,338	$1,278

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% and 27.7% as of September 30, 2012 and December 31, 2011, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Our estimated collection rate from managed care payers was approximately 97.7% and 98.2% at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay uninsured accounts was 87.9% and 88.4%, respectively, of our self-pay uninsured patient accounts receivable. As of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts for self-pay balance after insurance accounts was 56.6% and 57.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, increased approximately $49 million from $182 million in the nine months ended September 30, 2011 to $231 million in the nine months ended September 30, 2012 primarily due to an increase in patient account assignments to our Conifer Health Solutions (“Conifer”) subsidiary. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient volumes in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and the favorable impact of various settlements of aged managed care accounts in the 2011 period, partially offset by the impact of a 110 basis point improvement in our collection rate on self-pay accounts.  As of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts for managed care accounts was 9.2% and 8.8%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2012 and 2011 were approximately $109 million and $103 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $331 million and $291 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2012 and 2011 were approximately $41 million and $31 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $105 million and $90 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended September 30, 2012 and 2011 were approximately $56 million and $40 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $210 million and $196 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended June 30, 2012, our Creighton University Medical Center hospital (“CUMC”) in Nebraska was reclassified into discontinued operations based on the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” As a result, we recorded an impairment charge in discontinued operations of $100 million, consisting of $98 million for the write-down of long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to CUMC in the three months ended June 30, 2012. We completed the sale of CUMC on August 31, 2012 at a transaction price of $40 million, excluding working capital, and recognized a loss on sale of approximately $1 million in discontinued operations. Because we did not sell the accounts receivable of CUMC, net receivables of approximately $18 million are included in our accounts receivable in the accompanying Condensed Consolidated Balance Sheet at September 30, 2012.

In May 2012, we completed the sale of Diagnostic Imaging Services, Inc. (“DIS”), our former diagnostic imaging center business in Louisiana, for net proceeds of approximately $10 million. As a result of the sale, DIS was reclassified into discontinued operations in the six months ended June 30, 2012, and a gain on sale of approximately $2 million was recognized in discontinued operations.

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues	$38	$53	$150	$158
Income (loss) before income taxes	3	(2)	(92)	(17)

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

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES

During the nine months ended September 30, 2012, we recorded net impairment and restructuring charges in our hospital operations segment of $12 million, consisting of $3 million relating to the impairment of obsolete assets, $4 million of employee severance costs and $5 million of other related costs.

During the nine months ended September 30, 2011, we recorded net impairment and restructuring charges of $18 million in our hospital operation segment. We recorded $4 million for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. We also recorded an impairment charge of $1 million related to a cost basis investment, $7 million of employee severance costs, $3 million of lease termination costs and $3 million of other related costs.

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

As of September 30, 2012, our continuing hospital operations were structured as follows:

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

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring activities recorded during the nine months ended September 30, 2012 and 2011 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$8	$(7)	$0	$7
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$8	$(7)	$0	$12
Nine Months Ended September 30, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$13	$(6)	$(1)	$10
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	0	(1)	0	5
	$10	$13	$(7)	$(1)	$15

The above liability balances at September 30, 2012 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2012 are expected to be approximately $2 million in 2012 and $10 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Senior notes:
6 1/2%, due 2012	$0	$57
7 3/8%, due 2013	216	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
8%, due 2020	750	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	0	1
6 1/4%, due 2018	1,041	900
10%, due 2018	714	714
8 7/8%, due 2019	925	925
Credit facility due 2016	175	80
Capital leases and mortgage notes	85	32
Unamortized note discounts and premium	(119)	(129)
Total long-term debt	4,751	4,360
Less current portion	243	66
Long-term debt, net of current portion	$4,508	$4,294

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at September 30, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2012, we had $175 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.70%, and we had approximately $154 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $430 million was available for borrowing under the revolving credit facility at September 30, 2012.

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

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Condensed Consolidated Balance Sheets totaled less than $1 million at both September 30, 2012 and December 31, 2011. In addition, see Note 13 for the disclosure of the fair value of the LIBOR cap agreement.

NOTE 6. GUARANTEES

At September 30, 2012, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $128 million. We had a liability of $86 million recorded for these guarantees included in other current liabilities at September 30, 2012.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at September 30, 2012 was $5 million. We had a liability of $3 million recorded for these guarantees at September 30, 2012, of which $1 million was included in other current liabilities and $2 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2012, approximately four million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the nine months ended September 30, 2012 and 2011 includes $24 million and $17 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 8.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2011	8,498,393	$25.04
Granted	477,500	22.79
Exercised	(1,350,222)	5.95
Forfeited/Expired	(240,797)	44.17
Outstanding as of September 30, 2012	7,384,874	$27.76	$63	4.5 years
Vested and expected to vest at September 30, 2012	7,378,691	$27.76	$63	4.5 years
Exercisable as of September 30, 2012	6,911,556	$28.11	$62	4.2 years

There were 1,350,222 stock options exercised during the nine months ended September 30, 2012 with a $21 million aggregate intrinsic value, and 616,446 stock options exercised during the same period in 2011 with a $14 million aggregate intrinsic value.

As of September 30, 2012, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.

In the nine months ended September 30, 2012, we granted an aggregate of 477,500 stock options under our 2008 Stock Incentive Plan to certain of our senior officers; 257,500 of these stock options are subject to time-vesting and 220,000 of these stock options were granted subject to performance-based vesting. If all conditions are met, the performance-based options will vest and be settled ratably over a three-year period from the date of the grant. In the nine months ended September 30, 2011, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2012 was $12.05 per share. This fair value was calculated based on the grant date using a binomial lattice model with the following assumptions:

Nine Months Ended September 30, 2012
Expected volatility	52%
Expected dividend yield	0%
Expected life	6.9 years
Expected forfeiture rate	2%
Risk-free interest rate	1.06%-1.41%
Early exercise threshold	70% gain
Early exercise rate	20% per year

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

The following table summarizes information about our outstanding stock options at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	2,736,856	6.4 years	$4.56	2,736,856	$4.56
$4.57 to $42.529	2,958,315	4.9 years	28.49	2,484,997	29.63
$42.53 to $55.129	703,097	1.4 years	48.44	703,097	48.44
$55.13 to $70.249	833,606	0.4 years	68.27	833,606	68.27
$70.25 and over	153,000	0.1 years	112.65	153,000	112.65
	7,384,874	4.5 years	$27.76	6,911,556	$28.11

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2011	1,927,307	$24.52
Granted	1,651,437	22.17
Vested	(985,688)	23.53
Forfeited	(230,581)	23.36
Unvested as of September 30, 2012	2,362,475	$23.39

In the nine months ended September 30, 2012, we granted 1,535,187 restricted stock units subject to time-vesting. In addition, we granted 116,250 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant.

As of September 30, 2012, there were $39 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.

NOTE 8. EQUITY

On October 11, 2012, our common stock began trading on the New York Stock Exchange on a split-adjusted basis following a one-for-four reverse stock split we announced on October 1, 2012. Every four shares of our issued and outstanding common stock were exchanged for one issued and outstanding share of common stock, without any change in the par value per share, and our authorized shares of common stock were proportionately decreased from 1,050,000,000 shares to 262,500,000 shares. No fractional shares were issued in connection with the stock split. All current and prior period amounts in the accompanying Condensed Consolidated Financial Statements and these notes related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse split.

In April 2012, we repurchased and subsequently retired 298,700 shares of our 7% mandatory convertible preferred stock with a carrying value of $289 million. In a related private financing, we issued an additional $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020. We recorded the difference between the carrying value and the amount paid to redeem the preferred stock in April 2012 as preferred stock dividends in the accompanying Condensed Consolidated Statements of Operations. We accrued approximately $6 million, or $17.50 per share, for dividends on the preferred stock in the three months ended March 31, 2012 and $1 million in the three months ended June 30, 2012 and September 30, 2012, and paid the dividends in April, July and October 2012, respectively.

In May 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. The share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to the program, we repurchased a total of 20,268,466 shares for approximately $400 million.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
May 12, 2011 through December 31, 2011	18,942	$19.75	18,942	$26
January 1, 2012 through January 31, 2012	1,327	19.74	1,327	0
Total	20,269	$19.75	20,269	$0

Repurchased shares are recorded based on settlement date and are held as treasury stock.

The following table shows the changes in consolidated equity during the nine months ended September 30, 2012 and 2011 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares Outstanding	Issued Amount	Shares Outstanding (1)	Issued Par Amount (1)	Paid-in Capital (1)	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	345,000	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	103	0	(24)	79
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(9)	(9)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Purchase of businesses or joint venture interests	0	0	0	0	0	0	0	0	7	7
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(11)	0	0	0	0	(11)
Repurchase of common stock	0	0	(1,327)	0	0	0	0	(26)	0	(26)
Repurchase of preferred stock	(298,700)	(289)	0	0	0	0	0	0	0	(289)
Stock-based compensation expense, including associated deferred tax asset adjustments, and issuance of common stock	0	0	1,990	0	21	0	0	0	0	21
Balances at September 30, 2012	46,300	$45	104,419	$7	$4,437	$(49)	$(1,337)	$(1,879)	$45	$1,269

Balances at December 31, 2010	345,000	$334	121,446	$7	$4,469	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	152	0	8	160
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(8)	(8)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	10	10
Preferred stock dividends	0	0	0	0	(18)	0	0	0	0	(18)
Repurchase of common stock	0	0	(8,870)	0	0	0	0	(196)	0	(196)
Stock-based compensation expense, including associated deferred tax asset adjustments, and issuance of common stock	0	0	1,174	0	(6)	0	0	0	0	(6)
Balances at September 30, 2011	345,000	$334	113,750	$7	$4,445	$(43)	$(1,370)	$(1,675)	$63	$1,761

(1)              Amounts have been retrospectively adjusted for the one-for-four reverse stock split that became effective on October 11, 2012.

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

Professional and General Liability Insurance

At September 30, 2012 and December 31, 2011, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $394 million and $412 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.04% and 1.35% at September 30, 2012 and December 31, 2011, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $81 million and $92 million for the nine months ended September 30, 2012 and 2011, respectively.

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

•                  Review of Billing Practices for Kyphoplasty Procedures. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), has contacted a number of hospitals nationwide requesting information regarding their billing practices in connection with kyphoplasty procedures. More specifically, the government is investigating the appropriateness of Medicare patients receiving kyphoplasty — which is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries — on an inpatient as opposed to an outpatient basis. In March 2009, one of our hospitals received an information request from the DOJ regarding these procedures and, in July 2010, we were notified that seven additional hospitals were also under review. As previously reported, in May 2012, we reached a verbal financial agreement with the government to settle this matter with respect to the first hospital to receive an information request for approximately $900,000, subject to negotiation of final settlement terms. In September 2012, we reached agreement with the DOJ on the appropriate methodology to review the billing practices of a second hospital. Because we are only in the preliminary stages of our analysis of hospital billing and other data for that hospital and we have not reached agreement with the DOJ on the appropriate methodology to review the billing practices of the remaining five hospitals under review, we are unable to calculate an estimate of loss or range of loss with respect to those six hospitals.

•                  Review of Billing Practices for ICD Implantation Procedures. The DOJ has contacted a number of hospitals nationwide requesting information regarding their Medicare billing practices in connection with the implantation of cardiac defibrillators. As previously reported, in March 2010, the DOJ issued a civil investigative demand to one of our hospitals pursuant to the federal False Claims Act seeking information to determine if procedures to implant cardiac defibrillators at that hospital from 2002 to 2010 were performed in accordance with Medicare coverage requirements. Also as previously reported, in September 2010, the DOJ notified us that its review may extend to billing procedures at 32 of our other hospitals in addition to the hospital that received the original information request.

Our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of September 30, 2012, we had recorded reserves of approximately $2 million in the aggregate with respect to two hospitals under review in the foregoing governmental proceedings. These reserves have not changed from the amounts reported for the three months ended June 30, 2012; however, changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

Settled Matters. The following is a summary of governmental reviews that we settled in the three months ended June 30, 2012, both of which were previously reported:

•                  Review of Florida Medical Center’s Partial Hospitalization Program. In the three months ended June 30, 2012, we entered into a voluntary civil settlement with the DOJ and OIG for a cash payment of $3.5 million (which was fully reserved at December 31, 2009 and paid in May 2012). The settlement relates to a previously disclosed matter involving Florida Medical Center’s partial hospitalization program, a now-closed psychiatric treatment program that had the capacity to treat 15 patients on an outpatient basis.

•                  Inpatient Rehabilitation Facilities Review. Also in the three months ended June 30, 2012, we entered into a voluntary civil settlement with the DOJ and HHS for a cash payment of $42.75 million (which was fully reserved at December 31, 2011 and paid in April 2012). The settlement relates to a previously disclosed matter, which we initially reported to the OIG in October 2007, involving inpatient rehabilitation admissions at 25 active and divested inpatient hospitals and units from 2005 through 2007.

2.                                      Lawsuits Resulting from Hurricane Katrina—In January 2012, we reached an agreement in principle to settle for approximately $12 million a purported class action lawsuit filed in the Civil District Court for the Parish of Orleans on behalf of persons allegedly injured following Hurricane Katrina at Lindy Boggs Medical Center (one of our former New Orleans area hospitals). The parties executed the final settlement agreement in August 2012, subject to court approval. The settlement, which will be covered in full by our excess insurance carrier, will be apportioned among the claimants in the case — which is captioned Dunn, et al. v. Tenet Mid-City Medical, L.L.C. (formerly d/b/a Lindy Boggs Medical Center), et al.

In addition, we are defendants in five individual Hurricane Katrina-related lawsuits filed in Louisiana. As of September 30, 2012, trial dates had not been set in these individual cases. (Other previously pending individual cases have been resolved or abandoned.) In general, the plaintiffs allege that the hospitals were negligent in failing to properly prepare for Hurricane Katrina by, among other things, failing to evacuate patients ahead of the storm and failing to have properly configured emergency generator systems. The plaintiffs seek unspecified damages for the alleged wrongful death of some patients, aggravation of pre-existing illnesses or injuries to other patients, and additional claims. Although we are unable to predict the ultimate resolution of the pending lawsuits, we do not believe the outcome of these matters, either individually or collectively, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

3.                                      Hospital-Related Tort Claim—As previously reported, in May 2012, the Superior Court in Los Angeles County, California reduced punitive damages awarded in connection with an alleged April 2006 assault at Tarzana Regional Medical Center (a hospital we divested in 2008) from $65 million to $5 million. (The plaintiff was also previously awarded compensatory damages of approximately $2.4 million in the lawsuit — which is captioned Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation.) The plaintiff subsequently filed a motion seeking attorneys’ fees in the amount of $6 million; however, the judge instead awarded attorneys’ fees of $1.5 million. Both parties have filed notices appealing all aspects of the final judgment.

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

4.                                      Ordinary Course Matters—On October 4, 2012, the Court of Appeal of the State of California affirmed the judgment of the Superior Court of Los Angeles County denying class certification in two coordinated proposed class action lawsuits, McDonough, et al. v. Tenet Healthcare Corporation (which was filed in June 2003) and Tien, et al. v. Tenet Healthcare Corporation (which was filed in May 2004). As previously reported, the plaintiffs in both cases alleged that our hospitals violated certain provisions of California’s labor laws and applicable wage and hour regulations. The plaintiffs in both cases were seeking back pay, statutory penalties and attorneys’ fees in unspecified amounts. The plaintiffs may seek further appeals; however, based on available information, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2012 and 2011:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Nine Months Ended September 30, 2012
Continuing operations	$49	$3	$(48)	$4
Discontinued operations	17	0	(12)	5
	$66	$3	$(60)	$9

Nine Months Ended September 30, 2011
Continuing operations	$30	$24	$(22)	$32
Discontinued operations	0	0	0	0
	$30	$24	$(22)	$32

For the nine months ended September 30, 2012 and 2011, we recorded net costs of $3 million and $24 million, respectively. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described above. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim and costs to defend the Company in various matters.

NOTE 11. INCOME TAXES

Income tax expense in the nine months ended September 30, 2012 included expense of $1 million related to continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of September 30, 2012 was $38 million ($37 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.8 million of interest and penalties related to accrued liabilities for uncertain tax positions ($0.7 million related to continuing operations and $0.1 million related to discontinued operations) are included in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2012 were $10 million ($11 million related to continuing operations, partially offset by a $1 million benefit related to discontinued operations).

As of September 30, 2012, approximately $15 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three and nine months ended September 30, 2012 and 2011. All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 8. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$30	104,244	$0.29
Effect of dilutive stock options and restricted stock units	0	3,067	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$30	107,311	$0.28

Three Months Ended September 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$8	117,188	$0.07
Effect of dilutive stock options and restricted stock units	0	3,720	0.00
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$8	120,908	$0.07
Nine Months Ended September 30, 2012

Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$129	103,613	$1.25
Effect of dilutive stock options and restricted stock units	0	3,291	(0.04)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$129	106,904	$1.21

Nine Months Ended September 30, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$128	120,204	$1.06
Effect of dilutive stock options and restricted stock units	0	4,262	(0.03)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$128	124,466	$1.03

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and nine months ended September 30, 2012 were 3,711 shares for both periods and for the three and nine months ended September 30, 2011 were 4,089 and 4,054 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contract. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	15	1	13	1
	$21	$5	$15	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$2	$0	$2	$0
Marketable debt securities — noncurrent	22	6	15	1
	$24	$6	$17	$1
Derivative Contract (see Note 5):
LIBOR cap agreement asset	$0	$0	$0	$0

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the nine months ended September 30, 2012.

At September 30, 2012, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the nine months ended September 30, 2012 or 2011.

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

The fair value of our long-term debt is based on quoted market prices (Level 1). At September 30, 2012 and December 31, 2011, the estimated fair value of our long-term debt was approximately 108.9% and 104.9%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the nine months ended September 30, 2012, we acquired a diagnostic imaging center, an oncology center, an urgent care center, a health plan, a cyberknife center in which we previously held a noncontrolling interest, a majority interest in four ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as fifteen physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $38 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, for several recently acquired outpatient centers; therefore, the purchase price allocations for those centers are subject to adjustment once the valuations are completed. During the nine months ended September 30, 2012, we finalized the purchase price allocations for various centers acquired in 2011, which resulted in an increase in goodwill of $1 million with a corresponding decrease in property and equipment.

Purchase price allocations for the acquisitions made during the nine months ended September 30, 2012 are as follows:

Current assets	$7
Property and equipment	18
Goodwill	36
Current liabilities	(11)
Long-term liabilities	(4)
Noncontrolling interests	(8)
Net cash paid	$38

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $2 million in acquisition costs related to prospective and closed acquisitions were expensed during the nine months ended September 30, 2012.

NOTE 15. SEGMENT INFORMATION

In the three months ended June 30, 2012, we began reporting Conifer as a separate reportable business segment. Our other segment is Hospital Operations. Historically, our business has consisted of one reportable segment. However, during the three months ended June 30, 2012, our Hospital Operations segment and our Conifer segment entered into formal agreements, effective January 1, 2012, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third-party pricing terms. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations, which is focused on providing acute care treatment, including inpatient care and outpatient services. We also own various related health care businesses. At September 30, 2012, our subsidiaries operated 49 hospitals with a total of 13,216 licensed beds, primarily serving urban and suburban communities, as well as 112 free-standing and provider-based outpatient centers.

We also operate revenue cycle management, health care information management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that provides network development, utilization management, claims processing and contract negotiation services to physician organizations and hospitals that assume managed care risk. At September 30, 2012, Conifer provided these services to approximately 400 Tenet and non-Tenet hospitals and other health care organizations.

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

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30,	December 31,
	2012	2011
Assets:
Hospital Operations and other	$8,381	$8,389
Conifer	89	73
Total	$8,470	$8,462

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital expenditures:
Hospital Operations and other Core Services	$105	$98	$352	$289
Conifer	3	2	8	9
Total	$108	$100	$360	$298

Net operating revenues:
Hospital Operations and other	$2,193	$2,076	$6,725	$6,425
Conifer
Tenet	94	68	274	192
Other customers	28	24	63	57
	2,315	2,168	7,062	6,674
Intercompany eliminations	(94)	(68)	(274)	(192)
Total	$2,221	$2,100	$6,788	$6,482

Adjusted EBITDA:
Hospital Operations and other Core Services	$245	$180	$793	$812
Conifer	24	12	74	26
Total	$269	$192	$867	$838

Depreciation and amortization:
Hospital Operations and other Core Services	$108	$98	$307	$292
Conifer	2	2	7	6
Total	$110	$100	$314	$298

Adjusted EBITDA	$269	$192	$867	$838
Depreciation and amortization	(110)	(100)	(314)	(298)
Interest expense	(103)	(59)	(303)	(275)
Litigation and investigation costs	0	(5)	(3)	(24)
Impairment of long-lived assets	(6)	(8)	(12)	(18)
Investment earnings	1	1	2	3
Income before income taxes	$51	$21	$237	$226

Due to the fact that Conifer’s revenues from providing services to Tenet’s hospitals are based on estimated third-party billing terms in 2012 but not in 2011, the following supplemental table presents 2012 Adjusted EBITDA on a comparable basis to the 2011 presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted supplemental EBITDA:
Hospital Operations and other	$260	$180	$840	$812
Conifer	9	12	27	26
Total	$269	$192	$867	$838

NOTE 16. SUBSEQUENT EVENTS

Issuance of New Notes; Repurchase of Outstanding Notes

In October 2012, we sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020. The 4 3/4% senior secured notes will mature on June 1, 2020, and the 6 3/4% senior notes will mature on February 1, 2020. We will pay interest on the 4 3/4% senior secured notes semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2013. We will pay interest on the 6 3/4% senior notes semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds will be used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

Share Repurchase Program

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors.

Automatic Conversion of Mandatory Convertible Preferred Stock

On October 1, 2012, our remaining mandatory convertible preferred stock automatically converted to 1,978,633 shares of our common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). All current and prior period amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 8 to the accompanying Condensed Consolidated Financial Statements. MD&A, which should be read in conjunction with the Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

On October 1, 2012, we announced the following strategic and financial initiatives intended to accelerate the growth of our core business and position our balance sheet to enhance shareholder value.

Acquisitions—We continue to focus on opportunities to enhance the Company’s primary business lines and plan to expend approximately $400 million in the near term to acquire acute care hospitals, outpatient facilities and business process services companies. We are presently in exclusive discussions to acquire the Emanuel Medical Center in Turlock, California. In addition, in October 2012, our Conifer Health Solutions (“Conifer”) revenue cycle management subsidiary acquired InforMed Health Care Solutions (“InforMed”), an information management and services company. InforMed’s business includes 230 clients located in the Northeast, Mid-Atlantic and Midwest, more than 300 employees, extensive health care data and proprietary technology. In November 2012, our Conifer subsidiary also acquired a hospital revenue cycle management business.

Share Repurchase Program—Our board of directors has authorized the repurchase of up to $500 million of our common stock through a share repurchase program. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors.

Issuance of New Notes; Repurchase of Outstanding Notes—In October 2012, we sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds will be used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

Reverse Stock Split—On October 11, 2012, our common stock began trading on the New York Stock Exchange on a split-adjusted basis following a one-for-four reverse stock split. Every four shares of our issued and outstanding common stock were exchanged for one issued and outstanding share of common stock, without any change in the par value per share.

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

Core Business Strategy—Our core business is focused on our primary business lines of acute care hospitals, outpatient facilities, and business process services. With respect to our acute care hospitals and outpatient facilities, we seek to offer superior quality and patient services, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business, and to negotiate favorable contracts with managed care and other commercial payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, revenue integrity and patient financial services. We also offer patient communications solutions to optimize communication between providers and patients. Our service offerings have expanded to support value-based performance through dynamic payment arrangements, accountable care organization management, population health management, and clinical integration solutions.

Development Strategies—We continue to focus on opportunities to increase our outpatient revenues through organic growth and the acquisition of selected outpatient businesses. During the nine months ended September 30, 2012, we derived approximately 34% of our net patient revenues from outpatient services. Historically, our outpatient business has generated significantly higher margins for us than other business lines. By expanding our outpatient business, we expect to increase our profitability over time. We are also focused on acquiring hospitals, services providers and other health care assets and companies in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that this growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets.

Expanding Our Conifer Health Solutions Business—We intend to continue expanding our revenue cycle management, health care information management, management services, and patient communications services businesses under our Conifer subsidiary by marketing these services to non-Tenet hospitals and other health care-related entities. Conifer provides services to approximately 400 Tenet and non-Tenet hospitals and other health care organizations. We believe this business has the potential over time to generate high margins and improve our results of operations. During the three months ended June 30, 2012, Conifer and one of our other subsidiaries entered into formal agreements, effective January 1, 2012, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third-party pricing terms. As a result, beginning in the three months ended June 30, 2012, we are now reporting Conifer as a separate reportable business segment. Also, in May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for 56 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in October and November 2012, Conifer acquired an information management and services company and a hospital revenue cycle management business, respectively.

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

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we recognized approximately $55 million of electronic health record (“EHR”) incentives related to Medicaid ARRA HIT in 2011 in our consolidated statement of operations. In addition, we recognized approximately $13 million of EHR incentives in our consolidated statement of operations in the three months ended September 30, 2012. These incentives partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We also anticipate that we will be able to recognize additional EHR HIT incentives of approximately $21 million in the year ending December 31, 2012. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

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

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, lower patient acuity levels for certain patient service lines, and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended September 30, 2012 and 2011 for all of our continuing operations hospitals, excluding the results of our Creighton University Medical Center, which was reclassified to discontinued operations in the three months ended June 30, 2012.

	Three Months Ended September 30,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	124,869	125,458	(0.5)%
Adjusted patient admissions(2)	197,778	194,965	1.4%
Paying admissions (excludes charity and uninsured)	115,607	116,698	(0.9)%
Charity and uninsured admissions	9,262	8,760	5.7%
Admissions through emergency department	76,617	74,604	2.7%
Paying admissions as a percentage of total admissions	92.6%	93.0%	(0.4	)%(1)
Charity and uninsured admissions as a percentage of total admissions	7.4%	7.0%	0.4	%(1)
Emergency department admissions as a percentage of total admissions	61.4%	59.5%	1.9	%(1)
Surgeries — inpatient	35,161	36,976	(4.9)%
Surgeries — outpatient	59,099	55,598	6.3%
Total surgeries	94,260	92,574	1.8%
Patient days — total	580,594	591,948	(1.9)%
Adjusted patient days(2)	911,233	909,960	0.1%
Average length of stay (days)	4.65	4.72	(1.5)%

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
(2)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total admissions decreased by 589 or 0.5%, in the three months ended September 30, 2012 compared to the same period in 2011. Total surgeries increased by 1.8% in the three months ended September 30, 2012 compared to the same period in 2011. While our emergency department admissions increased 2.7% in the three months ended September 30, 2012 compared to the same period in the prior year, we believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions. Charity and uninsured admissions increased 5.7% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

	Three Months Ended September 30,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	1,035,236	987,318	4.9%
Paying visits (excludes charity and uninsured)	922,700	882,974	4.5%
Charity visits and uninsured visits	112,536	104,344	7.9%
Emergency department visits	384,772	365,245	5.3%
Surgery visits	59,099	55,598	6.3%
Paying visits as a percentage of total visits	89.1%	89.4%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.9%	10.6%	0.3	%(1)

(1)    The change is the difference between the amounts shown for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Total outpatient visits increased 47,918, or 4.9%, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Three of our regions reported increased outpatient visits in the three months ended September 30, 2012, with the strongest growth occurring in our California region.

Outpatient surgery visits increased by 6.3% in the three months ended September 30, 2012 compared to the same period in 2011. Charity and uninsured outpatient visits increased by 7.9% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

	Three Months Ended September 30,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$2,221	$2,100	5.8%
Revenues from the uninsured	$164	$157	4.5%
Net inpatient revenues(1)	$1,501	$1,444	3.9%
Net outpatient revenues(1)	$789	$734	7.5%

(1)     Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $68 million for the three months ended September 30, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $94 million and $89 million for the three months ended September 30, 2012 and 2011, respectively.

Net operating revenues increased by $121 million, or 5.8%, in the three months ended September 30, 2012 compared to the same period in 2011. Net operating revenues in the three months ended September 30, 2012 included $56 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $40 million in the same period in 2011. The 2012 amount included $13 million of revenues related to the California provider fee program.

In addition to certain of the factors discussed above, net patient revenues increased by 5.1% in the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of managed care pricing improvement and increased outpatient volumes.

	Three Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,021	$11,510	4.4%
Net inpatient revenue per patient day	$2,585	$2,439	6.0%
Net outpatient revenue per visit	$762	$743	2.6%
Net patient revenue per adjusted patient admission(1)	$11,579	$11,171	3.7%
Net patient revenue per adjusted patient day(1)	$2,513	$2,394	5.0%

(1)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per patient day and per admission increased 6.0% and 4.4%, respectively, in the three months ended September 30, 2012 compared to the same period in 2011. This pricing increase reflects improved terms in our contracts with commercial managed care payers, as well as the increase in DSH and other state-funded subsidy revenues described above, partially offset by an adverse shift in payer mix. The increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended September 30,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$206	$189	9.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.5%	8.3%	0.2	%(1)
Collection rate on self-pay accounts(2)	28.8%	27.7%	1.1	%(1)
Collection rate on commercial managed care accounts	97.7%	98.3%	(0.6	)%(1)

(1)    The change is the difference between the amounts shown for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $17 million, or 9.0%, in the three months ended September 30, 2012 compared to the same period in 2011. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient volumes in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially offset by the impact of a 110 basis point improvement in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% at September 30, 2012 and 27.7% at September 30, 2011.

	Three Months Ended September 30,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Salaries, wages and benefits	$1,050	$1,002	4.8%
Supplies	376	379	(0.8)%
Other operating expenses	539	527	2.3%
Total	$1,965	$1,908	3.0%
Rent/lease expense(1)	$39	$37	5.4%
Salaries, wages and benefits per adjusted patient day(2)	$1,151	$1,102	4.4%
Supplies per adjusted patient day(2)	413	417	(1.0)%
Other operating expenses per adjusted patient day(2)	592	578	2.4%
Total per adjusted patient day	$2,156	$2,097	2.8%
Salaries, wages and benefits per adjusted patient admission(2)	$5,309	$5,139	3.3%
Supplies per adjusted patient admission(2)	1,901	1,944	(2.2)%
Other operating expenses per adjusted patient admission(2)	2,725	2,703	0.8%
Total per adjusted patient admission	$9,935	$9,786	1.5%

(1)    Included in other operating expenses.

(2)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 2.8% and 1.5% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase on a per adjusted patient admission basis was lower than the increase on a per adjusted patient day basis due in part to the impact of our focus on reducing average length of stay.

Salaries, wages and benefits per adjusted patient admission increased by 3.3% in the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit and contractual wage increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by a decrease in overtime expense.

Supplies expense per adjusted patient admission decreased by 2.2% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other operating expenses per adjusted patient admission increased by 0.8% in the three months ended September 30, 2012 compared to the same period in 2011. This change is primarily due to increased costs of contracted services, increased systems implementation costs primarily related to our HIT implementation program, increased consulting and legal expenses, and increased rent and lease expenses, partially offset by decreased malpractice expense, decreased physician relocation expenses and a favorable adjustment of $2 million in the 2012 period relating to the estimated recovery of the employer portion of certain payroll taxes paid on behalf of medical residents. In the 2011 period, we also recognized a $5 million gain on the sale of the building at the former campus of one of our hospitals. Malpractice expense in the 2012 period includes an unfavorable adjustment of approximately $1 million due to a 7 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $13 million as a result of a 107 basis point decrease in the interest rate in the 2011 period.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and nine months ended September 30, 2012 and 2011 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges, net	$(6)	$(8)	$(12)	$(18)
Litigation and investigation costs	—	(5)	(3)	(24)
Pre-tax impact	$(6)	$(13)	$(15)	$(42)
Deferred tax asset valuation allowance and other tax adjustments	$2	$4	$2	$16
Total after-tax impact	$(3)	$(4)	$(8)	$(10)
Diluted per-share impact of above items	$(0.02)	$(0.03)	$(0.07)	$(0.08)
Diluted earnings per share, including above items	$0.28	$0.07	$1.21	$1.03

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $83 million at September 30, 2012, an increase of $1 million from $82 million at June 30, 2012.

Significant cash flow items in the three months ended September 30, 2012 included:

•                  $35 million of proceeds from the sale of Creighton University Medical Center;

•                  $25 million of payments to acquire a health plan and various outpatient and physician practice businesses;

•                  Capital expenditures of $108 million;

•                  Interest payments of $107 million;

•                  Payments on reserves for restructuring charges and litigation costs of $6 million; and

•                  $25 million of net repayments of borrowings under our revolving credit facility.

Net cash provided by operating activities was $337 million in the nine months ended September 30, 2012 compared to $324 million in the nine months ended September 30, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds in the 2012 period related to our continuing operations from the Medicare Rural Floor Budget Neutrality Adjustment settlement described below;

•                  $50 million less cash received from the California provider fee programs as a result of the timing of the approval of the programs by the Centers for Medicare and Medicaid Services;

•                  Income tax payments of $9 million in the nine months ended September 30, 2012 compared to $9 million of refunds in the nine months ended September 30, 2011;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the nine months ended September 30, 2012 compared to $85 million in the nine months ended September 30, 2011);

•                  Higher payments on reserves for restructuring charges and litigation costs of $29 million; and

•                  $15 million less cash used in operating activities from discontinued operations.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2012	2011	Increase (Decrease)(1)	2012	2011	Increase (Decrease)(1)
Medicare	22.1%	22.6%	(0.5)%	23.8%	23.1%	0.7%
Medicaid	7.7%	8.0%	(0.3)%	8.4%	9.1%	(0.7)%
Managed care	58.9%	58.2%	0.7%	57.2%	57.0%	0.2%
Indemnity, self-pay and other	11.3%	11.2%	0.1%	10.6%	10.8. %	(0.2)%

(1)            The increase (decrease) is the difference between the 2012 and 2011 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2012	2011	Increase (Decrease)(1)	2012	2011	Increase (Decrease)(1)
Medicare	27.7%	28.5%	(0.8)%	28.9%	29.7%	(0.8)%
Medicaid	12.5%	13.3%	(0.8)%	12.1%	12.9%	(0.8)%
Managed care	49.1%	48.2%	0.9%	48.7%	47.7%	1.0%
Indemnity, self-pay and other	10.7%	10.0%	0.7%	10.3%	9.7%	0.6%

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company. Beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The Affordable Care Act, as enacted, expanded the scope of the Medicaid program, increased the number of individuals the states must cover and penalized states that refused to comply with Medicaid expansion with the possibility of losing 100% of their federal Medicaid funding. Twenty-six states, several individuals and the National Federation of Independent Business brought suit in federal district court challenging the constitutionality of the individual mandate and Medicaid expansion provisions. The Court of Appeals for the Eleventh Circuit upheld Medicaid expansion as a valid exercise of Congress’s spending power, but concluded that Congress lacked authority to enact the individual mandate. In June 2012, the U.S. Supreme Court upheld the individual mandate and struck down the penalties for states that refused to comply with Medicaid expansion provisions. We anticipate that health care providers will benefit over time from provisions of the Affordable Care Act that will extend insurance coverage through Medicaid, state-sponsored, federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid, and private insurance to a broader segment of the U.S. population. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in 2013 as the number of uninsured individuals declines. We are unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, and gradual or potentially delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage as originally contemplated by the Affordable Care Act. However, a repeal of the individual mandate provision, of other sections of the Affordable Care Act or of the law in its entirety could have a material impact on our anticipated future financial condition, results of operations or cash flows.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2012 and 2011 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2012	2011	2012	2011
Medicare severity-adjusted diagnosis-related group — operating	$260	$265	$833	$850
Medicare severity-adjusted diagnosis-related group — capital	23	24	74	76
Outliers	11	11	38	33
Outpatient	129	115	391	345
Disproportionate share	52	52	161	159
Direct Graduate and Indirect Medical Education(1)	24	24	73	73
Other(2)	13	15	42	47
Adjustments for prior-year cost reports and related valuation allowances	12	(3)	106	(1)
Total Medicare net patient revenues	$524	$503	$1,718	$1,582

(1)    Includes Indirect Medical Education revenue earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of the U.S. Department of Health and Human Services.

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

Disproportionate Share Hospital Payments—The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”). The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year (“FFY”); however, the release of the SSI percentages has been delayed since 2009 as CMS examined and refined the underlying data, in particular the data supporting CMS’ policy of including Medicare Advantage days in the calculation of the SSI ratio. During this time, CMS instructed the Medicare administrative contractors to suspend the settlement of cost reports pending the completion of its review of the SSI data. The FFY 2007 SSI ratios previously issued by CMS generally included the Medicare Advantage days for teaching hospitals only. CMS initiated a data collection effort intended to ensure that the SSI ratios include the Medicare Advantage days for non-teaching hospitals as well. Since 2009, we have estimated the impact of including the Medicare Advantage days of our non-teaching hospitals using internal estimates of the SSI ratios. We accrued approximately $49 million in reserves for potential SSI adjustments in prior reporting periods, including $6 million in 2011. During the three months ended March 31, 2012, CMS released revised SSI ratios for FFYs 2006 and 2007, and SSI ratios for FFYs 2008 and 2009, which, according to CMS, include the Medicare Advantage days; based on these ratios, we increased the aforementioned reserves by approximately $2 million related to our hospitals in continuing operations and approximately $4 million related to our hospitals in discontinued operations. During the three months ended September 30, 2012, CMS released the SSI ratios for FFY 2010, which also include the Medicare Advantage days. Based on these ratios, we increased the aforementioned reserves by approximately $3 million related to our hospitals in continuing operations and decreased the reserves by approximately $1 million related to our hospitals in discontinued operations. We expect that the removal of the moratorium on cost report settlements will result in a cash outflow of approximately $57 million. During the three months ended September 30, 2012, the Medicare Administrative Contractors commenced issuing cost report settlements held in abeyance due to the aforementioned moratorium.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.4% and 9.1% of net patient revenues at our continuing general hospitals for the nine months ended September 30, 2012 and 2011, respectively. We also receive DSH payments under various state Medicaid programs. For the nine months ended September 30, 2012 and 2011, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $210 million and $196 million, respectively.

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

In September 2011, the Governor of California signed legislation that created a hospital fee program to provide supplemental Medi-Cal payments to hospitals retroactive to July 1, 2011 and expiring on December 31, 2013 (the “30-Month Program”). During the three months ended June 30, 2012, the Governor of California signed the state’s 2012/2013 budget, which includes a change to the fee program. This legislative change and approval by CMS of the fee-for-service supplemental payment and assessment portions of the 30-Month Program in June 2012 enabled us to record $60 million of net revenues so far in 2012. We recorded $63 million of net revenues from a similar California hospital fee program during the nine months ended September 30, 2011. State officials in California recently informed the hospital industry that the managed care portion of the 30-Month Program is not likely to be approved until 2013. Based on the most recent California Hospital Association estimates, the 30-Month Program could result in approximately $187 million of net revenues for our California hospitals. At such time as CMS approves the managed care portion of the fee program, we expect to: (1) make a one-time adjustment to record the retroactive impact of the additional revenues net of assessments; and (2) record the remaining net revenues for the program years ratably over the remaining term of the program. We cannot provide any assurances regarding the final approval of the managed care portion of the 30-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

The State of Georgia has adopted an amended budget for the state fiscal year ended June 30, 2012 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. As a result, we have recognized ICTF revenues of approximately $14 million in 2012. During 2011, we recorded $13 million of ICTF revenues. We cannot provide any assurances regarding the amount, if any, of future ICTF payments we might receive.

During the three months ended June 30, 2012, we received notification of our net revenues under a North Carolina hospital fee program retroactive to January 1, 2011 through September 30, 2012. As a result, we have recognized $14 million of net revenues from this program in 2012.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2012 and 2011 are set forth in the table below:

	Nine Months Ended September 30,
	2012		2011
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$152	$111	$159	$91
Florida	133	46	141	45
Georgia	69	29	70	31
Pennsylvania	58	151	74	138
Missouri	49	4	38	4
Texas	40	89	51	88
North Carolina	31	—	18	—
South Carolina	25	18	28	17
Alabama	23	—	22	—
Tennessee	7	20	8	23
	$587	$468	$609	$437

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

CMS projects that the combined impact of the payment and policy changes in the Final Rule will yield an average 2.6% increase in payments for hospitals in large urban areas (populations over 1 million). Using the impact percentages in the Final Rule as applied to our IPPS payments for the 12 months ended September 30, 2012, the estimated annual impact for all changes in the Final Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $40 million. Because of the uncertainty regarding other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On November 1, 2012, CMS released the Final Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Calendar Year (“CY”) 2013 Payment Rates (“Final OPPS Rule”). The Final OPPS Rule includes the following payment and policy changes:

•                  A net update to OPPS payments equal to the estimated market basket of 1.8%, which takes into account a projected hospital IPPS market basket percentage increase of 2.6%, minus an estimated productivity adjustment of 0.7% and a 0.1% adjustment, both of which are necessary to comply with certain provisions of the Affordable Care Act; and

•                  The continuation of a budget neutral reduction in payments for non-cancer OPPS hospitals to fund an increase in OPPS payments to cancer hospitals mandated under the Affordable Care Act.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS Rule will yield an average 1.9% increase in payments for all hospitals and an average 2.0% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS Rule on our hospitals is an $11 million increase in Medicare outpatient revenues. Because of the uncertainty associated with factors that may influence our future OPPS payments by individual hospital, including patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Changes to the Medicare Physician Fee Schedule

On November 1, 2012, CMS issued the CY 2013 Medicare Physician Fee Schedule (“MPFS”) final rule detailing Medicare physician payment policies for 2013. The rule confirms that, unless Congress intervenes, under current law Medicare’s physician payments will decrease in January 2013 by 26.5%. This change could reduce our annual net revenues for services paid to our physicians and freestanding diagnostic imaging centers under the MPFS by approximately $17 million. In addition, a reduction of this magnitude could result in some physicians reducing or eliminating the number of Medicare patients they treat. Historically, Congress has intervened to forestall these statutory reductions to the MPFS; however, mitigating the reduction under the federal budget neutrality rules would require an offset achieved by tax increases or reduced spending in other areas, such as Medicare payments to hospitals. We cannot predict what action, if any, Congress will take with respect to this matter.

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

CMS has identified the Medicare Fee-For-Service (“FFS”) program as a program at risk for significant erroneous payments. In 2010, the Medicare FFS paid claims error rate was estimated to be 10.5%, or approximately $34 billion in improper payments. As a result, in addition to the Recovery Audit Contractor (“RAC”) program, which currently performs post-payment claims reviews, CMS has recently established initiatives to prevent improper payments before a claim is processed. These initiatives include:

•                  A significant increase in the number of prepayment claims reviews performed by Medicare Administrative Contractors; and

•                  A three-year demonstration project that expands the scope of the RAC program to include prepayment reviews in 11 states; these reviews, which commenced in August 2012, are initially focusing on inpatient claims, in particular short stays.

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2012 and 2011 was $4.0 billion and $3.8 billion, respectively. Approximately 62% of our managed care net patient revenues for the nine months ended September 30, 2012 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2012 and December 31, 2011, approximately 53% and 56%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of September 30, 2012, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the nine months ended September 30, 2012, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 78% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both September 30, 2012 and December 31, 2011, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we are increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

In July 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. Under the Dodd-Frank Act, a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The legislation gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which the operations of our Conifer subsidiary could be affected by these developments.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2012 and 2011 were approximately $109 million and $103 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $331 million and $291 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended September 30, 2012 and 2011 were approximately $56 million and $40 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $210 million and $196 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2012 and 2011 were approximately $41 million and $31 million, respectively, and for the nine months ended September 30, 2012 and 2011 were approximately $105 million and $90 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues:
General hospitals	$2,298	$2,205	$7,047	$6,799
Other operations	129	84	326	219
Net operating revenues before provision for doubtful accounts	2,427	2,289	7,373	7,018
Less provision for doubtful accounts	206	189	585	536
Net operating revenues	2,221	2,100	6,788	6,482
Operating expenses:
Salaries, wages and benefits	1,050	1,002	3,166	3,001
Supplies	376	379	1,164	1,167
Other operating expenses, net	539	527	1,604	1,526
Electronic health record incentives	(13)	—	(13)	(50)
Depreciation and amortization	110	100	314	298
Impairment of long-lived assets and goodwill, and restructuring charges, net	6	8	12	18
Litigation and investigation costs	—	5	3	24
Operating income	$153	$79	$538	$498

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	47.3%	47.7%	46.7%	46.3%
Supplies	16.9%	18.0%	17.1%	18.0%
Other operating expenses, net	24.2%	25.1%	23.7%	23.5%
Electronic health record incentives	(0.6)%	—%	(0.2)%	(0.8)%
Depreciation and amortization	5.0%	4.8%	4.6%	4.6%
Impairment of long-lived assets and goodwill, and restructuring charges, net	0.3%	0.4%	0.2%	0.3%
Litigation and investigation costs	—%	0.2%	—%	0.4%
Operating income	6.9%	3.8%	7.9%	7.7%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 95% and 96% of our total net operating revenues before provision for doubtful accounts for the three months ended September 30, 2012 and 2011, respectively, and approximately 96% and 97% for the nine months ended September 30, 2012 and 2011, respectively.

Net operating revenues from our other operations were $129 million and $84 million in the three months ended September 30, 2012 and 2011, respectively, and $326 million and $219 million in the nine months ended September 30, 2012 and 2011, respectively. The increase in net operating revenues from other operations during 2012 primarily relates to our additional owned physician practices. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $3 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $6 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Total admissions	124,869	125,458	(0.5)%		381,195	382,487	(0.3)%
Adjusted patient admissions(2)	197,778	194,965	1.4%		597,570	586,395	1.9%
Paying admissions (excludes charity and uninsured)	115,607	116,698	(0.9)%		354,145	357,180	(0.8)%
Charity and uninsured admissions	9,262	8,760	5.7%		27,050	25,307	6.9%
Admissions through emergency department	76,617	74,604	2.7%		235,437	230,273	2.2%
Paying admissions as a percentage of total admissions	92.6%	93.0%	(0.4	)%(1)	92.9%	93.4%	(0.5	)%(1)
Charity and uninsured admissions as a percentage of total admissions	7.4%	7.0%	0.4	%(1)	7.1%	6.6%	0.5	%(1)
Emergency department admissions as a percentage of total admissions	61.4%	59.5%	1.9	%(1)	61.8%	60.2%	1.6	%(1)
Surgeries — inpatient	35,161	36,976	(4.9)%		106,777	109,246	(2.3)%
Surgeries — outpatient	59,099	55,598	6.3%		176,133	161,840	8.8%
Total surgeries	94,260	92,574	1.8%		282,910	271,086	4.4%
Patient days — total	580,594	591,948	(1.9)%		1,788,490	1,823,397	(1.9)%
Adjusted patient days(2)	911,233	909,960	0.1%		2,778,244	2,770,685	0.3%
Average length of stay (days)	4.65	4.72	(1.5)%		4.69	4.77	(1.7)%
Number of hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,216	13,119	0.7%		13,216	13,119	0.7%
Average licensed beds	13,216	13,106	0.8%		13,177	13,113	0.5%
Utilization of licensed beds(3)	47.8%	49.1%	(1.3	)%(1)	49.5%	50.9%	(1.4	)%(1)

(1)	The change is the difference between 2012 and 2011 amounts shown.
(2)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Total visits	1,035,236	987,318	4.9%		3,113,615	2,971,933	4.8%
Paying visits (excludes charity and uninsured)	922,700	882,974	4.5%		2,786,744	2,669,810	4.4%
Charity visits and uninsured visits	112,536	104,344	7.9%		326,871	302,123	8.2%
Emergency department visits	384,772	365,245	5.3%		1,155,391	1,094,020	5.6%
Surgery visits	59,099	55,598	6.3%		176,133	161,840	8.8%
Paying visits as a percentage of total visits	89.1%	89.4%	(0.3	)%(1)	89.5%	89.8%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.9%	10.6%	0.3	%(1)	10.5%	10.2%	0.3	%(1)

(1)         The change is the difference between 2012 and 2011 amounts shown.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net operating revenues	$2,221	$2,100	5.8%	$6,788	$6,482	4.7%
Revenues from the uninsured	$164	$157	4.5%	$471	$450	4.7%
Net inpatient revenues(1)	$1,501	$1,444	3.9%	$4,656	$4,529	2.8%
Net outpatient revenues(1)	$789	$734	7.5%	$2,346	$2,192	7.0%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $68 million for the three months ended September 30, 2012 and 2011, respectively, and $198 million and $199 million for the nine months ended September 30, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $94 million and $89 million for the three months ended September 30, 2012 and 2011, respectively, and $273 million and $251 million for the nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,021	$11,510	4.4%	$12,214	$11,841	3.2%
Net inpatient revenue per patient day	$2,585	$2,439	6.0%	$2,603	$2,484	4.8%
Net outpatient revenue per visit	$762	$743	2.6%	$753	$738	2.0%
Net patient revenue per adjusted patient admission(1)	$11,579	$11,171	3.7%	$11,717	$11,462	2.2%
Net patient revenue per adjusted patient day(1)	$2,513	$2,394	5.0%	$2,520	$2,426	3.9%

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)		2012	2011	Increase (Decrease)
Provision for doubtful accounts	$206	$189	9.0%		$585	$536	9.1%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.5%	8.3%	0.2	%(1)	7.9%	7.6%	0.3	%(1)
Collection rate on self-pay accounts(2)	28.8%	27.7%	1.1	%(1)	28.8%	27.7%	1.1	%(1)
Collection rate on commercial managed care accounts	97.7%	98.3%	(0.6	)%(1)	97.7%	98.3%	(0.6	)%(1)

(1)         The change is the difference between the 2012 and 2011 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)
Salaries, wages and benefits	$1,050	$1,002	4.8%	$3,166	$3,001	5.5%
Supplies	376	379	(0.8)%	1,164	1,167	(0.3)%
Other operating expenses	539	527	2.3%	1,604	1,526	5.1%
Total	$1,965	$1,908	3.0%	$5,934	$5,694	4.2%
Rent/lease expense(1)	$39	$37	5.4%	$114	$106	7.5%
Salaries, wages and benefits per adjusted patient day(2)	$1,151	$1,102	4.4%	$1,140	$1,083	5.3%
Supplies per adjusted patient day(2)	413	417	(1.0)%	419	421	(0.5)%
Other operating expenses per adjusted patient day(2)	592	578	2.4%	577	551	4.7%
Total per adjusted patient day	$2,156	$2,097	2.8%	$2,136	$2,055	3.9%
Salaries, wages and benefits per adjusted patient admission(2)	$5,309	$5,139	3.3%	$5,298	$5,118	3.5%
Supplies per adjusted patient admission(2)	1,901	1,944	(2.2)%	1,948	1,990	(2.1)%
Other operating expenses per adjusted patient admission(2)	2,725	2,703	0.8%	2,684	2,602	3.2%
Total per adjusted patient admission	$9,935	$9,786	1.5%	$9,930	$9,710	2.3%

(1)         Included in other operating expenses.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

During the three months ended September 30, 2012, net operating revenues before provision for doubtful accounts increased 6.0%, which included a 5.1% increase in net patient revenues, compared to the three months ended September 30, 2011. Increases in pricing were the largest contributing factors, resulting in a 5.0% increase in net patient revenues, while increases in our overall volumes resulted in a 0.1% increase in net patient revenues.

Our net inpatient revenues for the three months ended September 30, 2012 increased by 3.9% compared to the three months ended September 30, 2011. Several factors impacted our net inpatient revenues in the three months ended September 30, 2012 compared to the three months ended September 30, 2011, including:

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Medicaid DSH and other state-funded subsidy revenues of $56 million in the three months ended September 30, 2012 compared to $40 million in the three months ended September 30, 2011 (the 2012 amount included $13 million of revenues related to the California provider fee program);

•                  An unfavorable shift in our total payer mix; and

•                  Favorable Medicare adjustments for prior-year cost reports and related valuation allowances of $12 million in the three months ended September 30, 2012 compared to unfavorable adjustments of $3 million in the three months ended September 30, 2011.

Patient days decreased by 1.9% and total admissions decreased by 0.5% during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Net outpatient revenues and total outpatient visits increased 7.5% and 4.9%, respectively, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The growth in our outpatient revenues and volumes was substantially related to organic growth. Net outpatient revenue per visit increased 2.6% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

Our Conifer subsidiary generated net operating revenues of $122 million and $92 million for the three months ended September 30, 2012 and 2011, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.5% for the three months ended September 30, 2012 compared to 8.3% for the three months ended September 30, 2011. The increase in provision for doubtful accounts primarily related to increased uninsured patient volumes, partially offset by the impact of a 110 basis point improvement in our collection rate on self-pay accounts.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$171	$—	$171	$166	$—	$166
Medicaid	116	—	116	118	—	118
Net cost report settlements payable and valuation allowances	(38)	—	(38)	(39)	—	(39)
Managed care	772	71	701	760	67	693
Self-pay uninsured	199	175	24	215	190	25
Self-pay balance after insurance	143	81	62	134	77	57
Estimated future recoveries from accounts assigned to our Conifer subsidiary	83	—	83	62	—	62
Other payers	269	68	201	212	48	164
Total continuing operations	1,715	395	1,320	1,628	382	1,246
Total discontinued operations	25	7	18	47	15	32
	$1,740	$402	$1,338	$1,675	$397	$1,278

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At September 30, 2012, our collection rate on self-pay accounts was approximately 28.8%. We have experienced a relatively stable self-pay collection rate as follows: 27.8% at March 31, 2011; 27.9% at June 30, 2011; 27.7% at both September 30, 2011 and December 31, 2011; 27.9% at March 31, 2012; and 28.5% at June 30, 2012. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at September 30, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $6 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 97.7% at September 30, 2012 and 98.2% at December 31, 2011.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.358 billion and $1.285 billion at September 30, 2012 and December 31, 2011, respectively, excluding cost report settlements payable and valuation allowances of $38 million and $39 million at September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	90%	61%	76%	31%	67%
61-120 days	4%	18%	12%	17%	13%
121-180 days	2%	8%	5%	8%	5%
Over 180 days	4%	13%	7%	44%	15%
Total	100%	100%	100%	100%	100%

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	63%	75%	31%	68%
61-120 days	3%	18%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 54.7 days at September 30, 2012 and 52.8 days at December 31, 2011, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2012, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.3 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from our Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under our MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 90% of all accounts in our MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in our MEP still awaiting determination of eligibility under a government program at September 30, 2012 and December 31, 2011 by aging category:

	September 30,	December 31,
	2012	2011
0-60 days	$96	$82
61-120 days	18	18
121-180 days	9	7
Over 180 days	17	15
Total	$140	$122

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.4% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Salaries, wages and benefits per adjusted patient admission increased 3.3% in the three months ended September 30, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit and contractual wage increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by decreased overtime expense. Salaries, wages and benefits expense in the 2012 period included minimal impact from the 7 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities, compared to a $3 million unfavorable adjustment as a result of a 107 basis point decrease in the interest rate in the three months ended September 30, 2011. Salaries, wages and benefits expense for the three months ended September 30, 2012 and 2011 included stock-based compensation expense of $7 million and $5 million, respectively.

As of September 30, 2012, approximately 28% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 24 of our hospitals, the majority of which are in California and Florida. We have no expired contracts at this time; however, we are in the process of negotiating new contracts where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

Supplies

Supplies expense as a percentage of net operating revenues decreased 1.1% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Supplies expense per adjusted patient admission decreased 2.2% in the three months ended September 30, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.2% in the three months ended September 30, 2012 compared to 25.1% in the three months ended September 30, 2011. Other operating expenses per adjusted patient admission increased by 0.8% in the three months ended September 30, 2012 compared to the same period in 2011. The change in other operating expenses consists primarily of:

•                  increased costs of contracted services ($14 million);

•                  increased systems implementation costs ($5 million) primarily related to our HIT implementation program;

•                  increased consulting and legal expenses ($6 million);

•                  increased rent and lease expenses ($4 million);

•                  decreased physician relocation expenses ($3 million);

•                  a favorable adjustment of $2 million in the 2012 period related to the estimated recovery of the employer portion of certain payroll taxes paid on behalf of medical residents; and

•                  a $5 million gain on the sale of the building at the former campus of one of our hospitals in the 2011 period.

Malpractice expense for the three months ended September 30, 2012 was $24 million compared to $34 million in the same period in 2011. The 2012 expense included an unfavorable adjustment of approximately $1 million due to a 7 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $13 million as a result of a 107 basis point decrease in the interest rate in the three months ended September 30, 2011.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the three months ended September 30, 2012, we recorded net impairment and restructuring charges of $6 million, consisting of $2 million of employee severance costs and $4 million of other related costs. During the three months ended September 30, 2011, we recorded net impairment and restructuring charges of $8 million, consisting of an impairment charge of $4 million for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values and $4 million of employee severance and other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2012 were less than $1 million compared to $5 million for the three months ended September 30, 2011. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described in Note 10 to the Condensed Consolidated Financial Statements. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), an accrual for a physician privileges case, and costs to defend the Company in various matters.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $103 million compared to $59 million for the three months ended September 30, 2011. The increase primarily related to a $41 million favorable impact from the interest rate swap agreement we terminated in August 2011.

Income Tax Expense

During the three months ended September 30, 2012, we recorded income tax expense of $18 million compared to $4 million during the three months ended September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues

During the nine months ended September 30, 2012, net operating revenues before provision for doubtful accounts increased 5.1%, which included a 4.2% increase in net patient revenues, compared to the nine months ended September 30, 2011. Increases in pricing were the largest contributing factors, resulting in a 3.9% increase in net patient revenues, while increases in our overall volumes resulted in a 0.3% increase in net patient revenues.

Our net inpatient revenues for the nine months ended September 30, 2012 increased by 2.8% compared to the nine months ended September 30, 2011. Several factors impacted our net inpatient revenues in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, including:

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Medicaid DSH and other state-funded subsidy revenues of $210 million in the nine months ended September 30, 2012 compared to $196 million in the nine months ended September 30, 2011 (the 2012 amount included $60 million of revenues related to the California provider fee program compared to $63 million in the 2011 period);

•                  Favorable adjustments of approximately $81 million in the nine months ended September 30, 2012 related to the aforementioned Medicare Budget Neutrality Settlement; and

•                  An unfavorable shift in our total payer mix.

Patient days decreased by 1.9% and total admissions decreased by 0.3% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Net outpatient revenues and total outpatient visits increased 7.0% and 4.8%, respectively, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The growth in our outpatient revenues and volumes was substantially related to organic growth. Net outpatient revenue per visit increased 2.8% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

Our Conifer subsidiary generated net operating revenues of $337 million and $249 million for the nine months ended September 30, 2012 and 2011, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.9% for the nine months ended September 30, 2012 compared to 7.6% for the nine months ended September 30, 2011. The increase in provision for doubtful accounts primarily related to increased uninsured patient volumes and the favorable impact of various settlements of aged managed care accounts in the 2011 period, partially offset by the impact of a 110 basis point improvement in our collection rate on self-pay accounts.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.4% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Salaries, wages and benefits per adjusted patient admission increased 3.5% in the nine months ended September 30, 2012 compared to the same period in 2011. This increase is primarily due an increase in the number of physicians we employ, annual merit and contractual wage increases for our employees, an increase in employee headcount at our Conifer subsidiary, increased health benefits costs and increased workers’ compensation expense, partially offset by a decrease in overtime costs. Salaries, wages and benefits expense in the 2012 period included an unfavorable impact of approximately $1 million due to a 31 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities, compared to an unfavorable adjustment of approximately $4 million as a result of a 128 basis point decrease in the interest rate in the nine months ended September 30, 2011. Salaries, wages and benefits expense for the nine months ended September 30, 2012 and 2011 included stock-based compensation expense of $24 million and $17 million, respectively.

Supplies

Supplies expense as a percentage of net operating revenues decreased 0.9% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Supplies expense per adjusted patient admission decreased 2.1% in the nine months ended September 30, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.7% in the nine months ended September 30, 2012 compared to 23.5% in the nine months ended September 30, 2011. Other operating expenses per adjusted patient admission increased by 3.2% in the nine months ended September 30, 2012 compared to the same period in 2011. The increase in other operating expenses is primarily due to:

•                    increased costs of contracted services ($31 million), primarily due to additional physician practices that we acquired;

•                    higher consulting and legal costs of $20 million, which includes costs related to the aforementioned Medicare Budget Neutrality Settlement and various managed care payer settlements;

•                    increased systems implementation costs ($11 million) primarily related to our HIT implementation program;

•                    increased rent and lease expenses ($10 million);

•                    decreased physician relocation expenses ($4 million); and

•                    gains totaling $8 million from the sales of a building at the former campus of one of our hospitals and a medical office building in the 2011 period.

Malpractice expense was $81 million in the 2012 period, which included an unfavorable adjustment of approximately $4 million due to a 31 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to malpractice expense of $92 million in the nine months ended September 30, 2011, which included an unfavorable adjustment of $16 million as a result of a 128 basis point decrease in the interest rate.

Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the nine months ended September 30, 2012, we recorded net impairment and restructuring charges of $12 million, consisting of $3 million relating to the impairment of obsolete assets, $4 million of employee severance costs and $5 million of other related costs.

During the nine months ended September 30, 2011, we recorded net impairment and restructuring charges of $18 million, consisting of a $4 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, an impairment charge of $1 million related to a cost basis investment, $7 million of employee severance costs, $3 million of lease termination costs and $3 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the nine months ended September 30, 2012 were $3 million compared to $24 million for the nine months ended September 30, 2011. The 2012 amount primarily related to costs associated with the legal proceedings and governmental reviews described in Note 10 to the Condensed Consolidated Financial Statements. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), the settlement of a union arbitration claim, an accrual for a physician privileges case, and costs to defend the Company in various matters.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $303 million compared to $275 million for the nine months ended September 30, 2011. The increase primarily related to a $30 million favorable impact from the interest rate swap agreement we terminated in August 2011.

Income Tax Expense

During the nine months ended September 30, 2012, we recorded income tax expense of $90 million compared to $73 million during the nine months ended September 30, 2011.

Discontinued Operations: Impairment of Long-Lived Assets and Goodwill and Restructuring Charges, Net

During the nine months ended September 30, 2012, we recorded an impairment charge in discontinued operations of $100 million related to the sale of Creighton University Medical Center, consisting of $98 million for the write-down of long-lived assets to their estimated fair values and a $2 million charge for the write-down of goodwill.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Tenet Healthcare Corporation common shareholders	$40	$6	$92	$134
Less: Net loss (income) attributable to noncontrolling interests	9	(3)	24	(8)
Preferred stock dividends	(1)	(6)	(11)	(18)
Income (loss) from discontinued operations, net of tax	(1)	(2)	(68)	7
Income from continuing operations	33	17	147	153
Income tax expense	(18)	(4)	(90)	(73)
Investment earnings	1	1	2	3
Interest expense	(103)	(59)	(303)	(275)
Operating income	153	79	538	498
Litigation and investigation costs	—	(5)	(3)	(24)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(6)	(8)	(12)	(18)
Depreciation and amortization	(110)	(100)	(314)	(298)
Adjusted EBITDA	$269	$192	$867	$838

Net operating revenues	$2,221	$2,100	$6,788	$6,482

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.1%	9.1%	12.8%	12.9%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

As of September 30, 2012, there were no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report, except for a $14 million commitment we entered into during the three months ended March 31, 2012 for future professional services to be provided to us and licensed software fees related to our initiative to achieve full compliance with the ARRA HIT requirements.

In October 2012, we sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020. The 4 3/4% senior secured notes will mature on June 1, 2020, and the 6 3/4% senior notes will mature on February 1, 2020. We will pay interest on the 4 3/4% senior secured notes semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2013. We will pay interest on the 6 3/4% senior notes semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds will be used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At September 30, 2012, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.0x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in Item 1A of Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $360 million and $298 million in the nine months ended September 30, 2012 and 2011, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2012 will total approximately $500 million to $550 million, including $109 million that was accrued as a liability at December 31, 2011. Our budgeted 2012 capital expenditures include approximately $13 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $70 million more on such improvements over the next four years.

During the nine months ended September 30, 2012, we acquired a diagnostic imaging center, an oncology center, an urgent care center, a health plan, a cyberknife center in which we previously held a noncontrolling interest, a majority interest in four ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as fifteen physician practice entities. The fair value of the consideration conveyed in the acquisitions was $38 million.

Interest payments, net of capitalized interest, were $288 million and $255 million in the nine months ended September 30, 2012 and 2011, respectively.

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

Income tax payments, net of tax refunds, were approximately $9 million in the nine months ended September 30, 2012 compared to income tax refunds, net of tax payments, of $9 million during the nine months ended September 30, 2011.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2012 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $83 million of cash and cash equivalents on hand at September 30, 2012 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $430 million based on our borrowing base calculation as of September 30, 2012.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $337 million in the nine months ended September 30, 2012 compared to $324 million in the nine months ended September 30, 2011. Key positive and negative factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds in the 2012 period related to our continuing operations from the aforementioned Medicare Budget Neutrality Settlement;

•                  $50 million less cash received from the California provider fee programs as a result of the timing of the approval of the programs by CMS;

•                  Income tax payments of $9 million in the nine months ended September 30, 2012 compared to $9 million of refunds in the nine months ended September 30, 2011;

•                  Lower aggregate annual 401(k) matching contributions and annual incentive compensation payments of $5 million ($80 million in the nine months ended September 30, 2012 compared to $85 million in the nine months ended September 30, 2011);

•                  Higher payments on reserves for restructuring charges and litigation costs of $29 million; and

•                  $15 million less cash used in operating activities from discontinued operations.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $360 million and $298 million in the nine months ended September 30, 2012 and 2011, respectively.

On May 9, 2011, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock through a share repurchase program. Purchases during the three months ended March 31, 2012 totaled 1,327,045 shares for approximately $26 million (or an average of $19.74 per share), which completed that share repurchase program.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at September 30, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were $175 million of cash borrowings outstanding under the revolving credit facility at September 30, 2012, and we had approximately $154 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $430 million based on our borrowing base calculation as of September 30, 2012.

In October 2012, we sold $500 million aggregate principal amount of 4¾% senior secured notes due 2020 and $300 million aggregate principal amount of 6¾% senior notes due 2020. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer.

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

In October 2012, we sold $500 million aggregate principal amount of 4¾% senior secured notes due 2020 and $300 million aggregate principal amount of 6¾% senior notes due 2020. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds will be used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility. We continue to focus on opportunities to enhance the Company’s primary business lines and plan to expend approximately $400 million in the near term to acquire acute care hospitals, outpatient facilities and business process services companies. To date, we have spent or committed to spend over $100 million on acquisitions related to our Conifer subsidiary.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We will be required to pay the Medicare program approximately $57 million as a result of the SSI matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” above unless CMS changes its policy regarding the inclusion of Medicare Advantage days in the calculation of the SSI ratio prior to the settlement of the applicable cost reports. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter; the Medicare Administrative Contractors commenced issuing the relevant cost report settlements during the three months ended September 30, 2012. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the nine months ended September 30, 2012 and 2011 include $710 million and $680 million, respectively, of net operating revenues and $94 million and $82 million, respectively, of income from operations generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. If these leases expire, we would no longer generate revenue or expenses from these hospitals.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $289 million of standby letters of credit outstanding and guarantees as of September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2012. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$9	$245	$86	$484	$3	$3,868	$4,695	$5,115
Average effective interest rates	4.8%	7.4%	8.4%	9.4%	7.1%	8.9%	8.9%

Variable rate long-term debt	$—	$—	$—	$—	$175	$—	$175	$175
Average effective interest rates	—	—	—	—	2.70%	—	2.70%

At September 30, 2012, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $2 million.

At September 30, 2012, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At September 30, 2012, the net accumulated unrealized gains related to our captive insurance companies’ investment portfolios were less than $1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manner and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

During the third quarter of 2012, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings and material developments in these matters, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors we previously disclosed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In June 2012, the U.S. Supreme Court upheld the Affordable Care Act’s individual mandate and struck down its penalties for states that refused to comply with Medicaid expansion provisions. We remain unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to participate in the Medicaid expansion and grants and other incentive opportunities under the law, and we are unable to predict the actions individual states might take with respect to expanding Medicaid coverage or the timing and impact of such changes at this time. It is also possible that implementation of the Affordable Care Act could be delayed or even blocked due to efforts to repeal or amend the law. We are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act. However, a repeal of the individual mandate provision, of other sections of the Affordable Care Act or of the law in its entirety could have a material impact on our anticipated future financial condition, results of operations or cash flows.

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

ITEM 6. EXHIBITS

(3)              Articles of Incorporation and Bylaws

(a)         Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State effective October 10, 2012 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated October 10, 2012 and filed October 11, 2012)

(4)            Instruments Defining the Rights of Security Holders, Including Indentures

(a)         Fifteenth Supplemental Indenture, dated as of October 16, 2012, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4¾% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(b)         Sixteenth Supplemental Indenture, dated as of October 16, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 6¾% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(10)      Material Contracts

(a)         Exchange and Registration Rights Agreement, dated as of October 16, 2012, by and among the Registrant, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers, and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(b)         Exchange and Registration Rights Agreement, dated as of October 16, 2012, by and among the Registrant, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Goldman, Sachs & Co., Morgan Stanley & Co. LLC and Scotia Capital (USA) Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(c)          Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012†*

(d)         Letter from the Registrant to R. Scott Ramsey, dated September 10, 2012†*

(e)          Tenet Second Amended and Restated Executive Severance Plan†*

(f)           Tenet Seventh Amended and Restated Supplemental Executive Retirement Plan†*

(g)          Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan†*

(h)         Second Amended and Restated Tenet 2006 Deferred Compensation Plan†*

(i)             Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan†*

(j)            Third Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan†*

(k)         Second Amended Tenet Healthcare Corporation Annual Incentive Plan†*

(31)              Rule 13a-14(a)/15d-14(a) Certifications

(a)   Certification of Trevor Fetter, President and Chief Executive Officer*

(b)   Certification of Daniel J. Cancelmi, Chief Financial Officer*

(32)              Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer*

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

†           Management contract or compensatory plan or arrangement.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: November 6, 2012	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)