Form 10-K
period 2012-12-31
TENET HEALTHCARE CORP
filed 2013-02-26
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2012, there were 104,123,502 shares of common stock, $0.05 par value, outstanding (as adjusted to reflect a one-for-four reverse stock split in October 2012). The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2012, based on the split-adjusted closing price of the Registrant’s shares on the New York Stock Exchange on Friday, June 29, 2012, was approximately $1,400,757,470. For the purpose of the foregoing calculation only, all directors and the executive officers who were SEC reporting persons of the Registrant as of June 30, 2012 have been deemed affiliates. As of January 31, 2013, there were 104,285,643 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of December 31, 2012 primarily operated 49 hospitals, 117 outpatient centers and Conifer Health Solutions (“Conifer”), which provides business process solutions to more than 600 hospital and other clients nationwide.

With respect to our hospitals and outpatient facilities, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business, and to negotiate favorable contracts with managed care and other commercial payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer patient communications solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management. For financial reporting purposes, our business lines are classified into two separate reportable business segments — hospital operations and other, and Conifer.

We are committed to providing the communities our hospitals, outpatient centers and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. Our operating strategies for accomplishing this mission in the complex and competitive health care industry are discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report. In general, we anticipate the continued acceleration of major industry trends we have seen emerge over the last several years, and our strategies reflect the belief that: (1) consumers will increasingly select services and providers based on quality and cost; (2) physicians will seek strategic partners with whom they can align clinically and financially; (3) more procedures will shift from the inpatient to the outpatient setting; (4) demand will grow as a result of an improved economy, shifting demographics and the expansion of coverage under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”); and (5) payer reimbursements will be constrained and further shift to being more closely tied to performance on quality and service metrics. We believe that our strategies and the acceleration of these trends will allow us to achieve our operational and financial targets. We adjust our strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the results achieved by our various efforts.

OPERATIONS

HOSPITAL OPERATIONS

At December 31, 2012, our subsidiaries operated 49 hospitals, including three academic medical centers, a children’s hospital and a critical access hospital, with a total of 13,216 licensed beds, serving primarily urban and suburban communities in 10 states. Of those hospitals, 44 were owned by our subsidiaries and five were owned by third parties and leased by our subsidiaries. In addition, at December 31, 2012, our subsidiaries operated a long-term acute care hospital and owned or leased and operated 30 medical office buildings, all of which were located on, or nearby, our hospital campuses. Our subsidiaries also operated 117 free-standing and provider-based outpatient centers in 11 states at December 31, 2012, including diagnostic imaging centers, ambulatory surgery centers and urgent care centers, among others.

We seek to operate our hospitals and outpatient centers in a manner that positions them to compete effectively in an evolving health care environment. From time to time, we also: build new hospitals and outpatient centers; make strategic acquisitions of hospitals, outpatient businesses, physician practices, and other health care assets and companies; and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. In particular, we believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. During the year ended December 31, 2012, we made the following acquisitions: (1) a diagnostic imaging center; (2) an oncology center; (3) an urgent care center; (4) a health plan; (5) a cyberknife center in which we previously held a noncontrolling interest; (6) a majority interest in nine ambulatory surgery centers (in one of which we previously held a noncontrolling interest); (7) 20 physician practice entities; and (8) a physician practice management company in which we previously held a noncontrolling interest. We also sometimes decide to sell, consolidate or close certain facilities to eliminate duplicate services or excess capacity or because of changing market conditions or other factors. In May 2012, we sold Diagnostic Imaging Services, Inc., our former diagnostic imaging center business in Louisiana, and, in August 2012, we sold our Creighton University Medical Center in Nebraska.

Our hospitals classified in continuing operations for financial reporting purposes generated in excess of 95% of our net operating revenues before provision for doubtful accounts for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment, economic conditions and demographics of local communities; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) any unfavorable publicity about us, which impacts our relationships with physicians and patients; (10) changes in health care regulations and the participation of individual states in federal programs; and (11) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. A number of our hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neurosciences. Three of our hospitals — North Shore Medical Center, St. Louis University Hospital and Hahnemann University Hospital — offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. St. Christopher’s Hospital for Children provides tertiary and quaternary pediatric services, including bone marrow and kidney transplants, as well as burn services. Sierra Medical Center, Good Samaritan Medical Center and North Shore Medical Center offer gamma-knife brain surgery; and Brookwood Medical Center, North Shore Medical Center, Saint Francis Hospital and St. Louis University Hospital offer cyberknife radiation therapy for tumors and lesions nearly anywhere in the body, including in the brain, lung, neck and spine, that may have been previously considered inoperable or inaccessible by traditional radiation therapy. In addition, our hospitals will continue their efforts to deliver and develop those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

Many of our hospitals also offer a wide range of clinical research studies, giving patients access to innovative care. We are dedicated to helping our hospitals participate in medical research that is consistent with state and federal regulations and provides good clinical practice guidelines. Current clinical research programs relate to a wide array of ailments, including cardiovascular disease, pulmonary disease, musculoskeletal disorders, neurological disorders, genitourinary disease and various cancers, as well as medical device studies. By supporting clinical research, our hospitals are actively involved in medical advancements that can lead to improvements in patient safety and clinical care.

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

The following table lists, by state, the hospitals owned or leased and operated by our subsidiaries as of December 31, 2012:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	631	Owned

California
Desert Regional Medical Center(1)	Palm Springs	387	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
John F. Kennedy Memorial Hospital	Indio	156	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(2)	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
North Shore Medical Center — FMC Campus	Lauderdale Lakes	459	Owned
Palm Beach Gardens Medical Center(3)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	464	Owned
West Boca Medical Center	Boca Raton	195	Owned

Georgia
Atlanta Medical Center	Atlanta	460	Owned
North Fulton Regional Hospital(3)	Roswell	202	Leased
South Fulton Medical Center(4)	East Point	338	Owned
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(5)	Jackson	25	Leased

Missouri
Des Peres Hospital	St. Louis	143	Owned
St. Louis University Hospital	St. Louis	356	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(3)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital — Bartlett	Bartlett	196	Owned

Hospital	Location	Licensed Beds	Status
Texas
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(6)	Houston	430	Owned
Lake Pointe Medical Center(7)	Rowlett	112	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	351	Owned
Sierra Providence East Medical Center	El Paso	110	Owned

(1)         Lease expires in 2027.

(2)         In January 2013, we announced that we were creating a joint venture partnership with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area, through which John Muir Health will invest approximately $100 million to acquire a 49% ownership interest in San Ramon Regional Medical Center.

(3)         The current lease terms for Palm Beach Gardens Medical Center, North Fulton Regional Hospital and Frye Regional Medical Center expire in February 2014, but may be renewed through at least February 2039, in each case subject to certain conditions contained in the respective leases. In February 2013, we exercised our options under the leases to purchase the hospitals.

(4)         Effective January 1, 2013, South Fulton Medical Center was consolidated with Atlanta Medical Center and renamed Atlanta Medical Center — South Campus.

(5)         Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital. Although it has not sought to be accredited, the hospital participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation. The current lease term for this facility expires in December 2016, but may be renewed through December 2046, subject to certain conditions contained in the lease.

(6)         Owned by a limited liability company in which a Tenet subsidiary owned an 86.61% interest at December 31, 2012 and is the managing member.

(7)         Owned by a limited liability company in which a Tenet subsidiary owned a 94.59% interest at December 31, 2012 and is the managing member.

As of December 31, 2012, the largest concentrations of licensed beds in our hospitals were in Florida (26.4%), Texas (19.9%) and California (17.7%). Strong concentrations of hospital beds within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

The following table presents the number of hospitals operated by our subsidiaries, as well as the total number of licensed beds at those facilities, at December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Total number of facilities(1)	49	50	50
Total number of licensed beds(2)	13,216	13,453	13,428

(1)              Includes all general hospitals and our critical access facility, as well as one facility at December 31, 2011 and 2010 that is classified in discontinued operations for financial reporting purposes as of December 31, 2012.

(2)              Information regarding utilization of licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

CONIFER

Our Conifer subsidiary provides a number of services primarily to health care providers to assist them in generating sustainable improvements in their operating margins, while also enhancing patient, physician and employee satisfaction. At December 31, 2012, Conifer provided one or more of the business process services described below to more than 600 Tenet and non-Tenet hospital and other clients nationwide.

Revenue Cycle Management—Conifer provides comprehensive operational management for patient access, health information management, revenue integrity and patient financial services, including:

•            centralized insurance and benefit verification, financial clearance, pre-certification, registration and check-in services;

•            financial counseling services, including reviews of eligibility for government health care programs, for both insured and uninsured patients;

•            productivity and quality improvement programs, revenue cycle assessments and optimization recommendations, and Joint Commission and other preparedness services;

•            coding and compliance support, billing assistance, auditing, training, and data management services at every step in the revenue cycle process;

•            accounts receivable management, third-party billing and collections; and

•            ongoing measurement and monitoring of key revenue cycle metrics.

These revenue cycle management solutions assist hospitals and other health care organizations in improving cash flow, increasing revenue, and advancing physician and patient satisfaction.

Patient Communications Services—Conifer offers customized patient communications solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24-hour, multilingual support for (1) physician referrals, calls regarding maternity services and other patient inquiries, (2) community education and outreach, (3) scheduling and appointment reminders, and (4) employee recruitment. Conifer also coordinates and implements mail-based marketing programs to keep patients informed of screenings, seminars and other events and services, as well as conducts patient quality and satisfaction surveys to provide valuable feedback to its clients. In addition, Conifer provides clinical admission reviews that are intended to provide evidence-based support for physician decisions on patient status and reduce staffing costs.

Management Services—Conifer’s service offerings have recently expanded to support value-based performance through clinical integration, financial risk management and population health management, all of which support hospitals, physicians, accountable care organizations, health plans and employers in improving the cost and quality of health care delivery, as well as patient outcomes. Conifer assists clients in building clinically integrated networks that provide predictive analytics and quality measures across the care continuum. In addition, Conifer helps clients improve both the cost and quality of care by aligning and managing financial incentives among health care stakeholders through risk modeling and management for various payment models. Conifer also offers clients tools and analytics to improve quality of care and provide care management support of patients with chronic diseases by identifying high-risk patients and monitoring clinical outcomes.

In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for over 50 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in October 2012, Conifer acquired InforMed, LLC (“InforMed”), an information management and services company with extensive health care data and proprietary technology. In November 2012, Conifer also acquired a hospital revenue cycle management business.

We began reporting Conifer as a separate business segment for financial reporting purposes in the three months ended June 30, 2012. The loss of Conifer’s key customers, primarily Tenet and CHI, in the future could have a material adverse impact on the segment. Financial and other information about our Conifer business segment is provided in the Consolidated Financial Statements included in this report.

REAL PROPERTY

Description of Real Property—The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2012 are set forth in the table beginning on page 3. At December 31, 2012, our subsidiaries also operated 30 medical office buildings, all of which were located on, or nearby, our hospital campuses. Of those medical office buildings, 23 were owned by our subsidiaries and seven were owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. We have other corporate administrative offices in Anaheim, California and Coral Springs, Florida. One of our subsidiaries leases our corporate headquarters space under an operating lease agreement that expires in December 2019. Other subsidiaries lease the space for our offices in Anaheim and Coral Springs under operating lease agreements. Conifer’s headquarters are located in Frisco, Texas, and it also maintains offices in Anaheim and Encino, California, Boca Raton and St. Petersburg, Florida, Atlanta, Georgia (which office we are planning to close in 2013) and St. Louis, Missouri. One of Conifer’s subsidiaries leases its headquarters space under two operating lease agreements that expire in March and October 2014, respectively. In February 2013, Conifer entered into a new lease to consolidate its headquarters in one building; that lease, which is expected to be accounted for as a capital lease, is scheduled to commence in February 2014 and expire in February 2030. Other Conifer subsidiaries lease the space for its regional offices under operating lease agreements. We believe that all of our properties, including the administrative and medical office buildings described above, are suitable for their intended purposes.

Obligations Relating to Real Property—As of December 31, 2012, we had approximately $6 million of outstanding loans secured by property and equipment. In addition, from time to time, we lease real property to third-party developers for the construction of medical office buildings. Under our current practice, the financing necessary to construct the medical office buildings encumbers only the leasehold and not our fee interest in the real estate. In years past, however, we have at times subordinated our fee interest and allowed our property to be pledged as collateral for third-party loans. We have no contractual obligation to make payments on these third-party loans, but our property could be subject to loss in the case of default by the lessee.

Regulations Affecting Real Property—We are subject to a number of laws and regulations affecting our use of, and purchase and sale of, real property. Among these are California’s seismic standards, the Americans with Disabilities Act, and various environmental laws and regulations.

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

The Americans with Disabilities Act generally requires that public accommodations, including hospitals and other health care facilities, be made accessible to disabled persons. Through December 31, 2012, we spent approximately $50 million on corrective work to improve disability access at our facilities, and we expect to spend approximately $70 million more on such improvements over the next three years pursuant to the terms of a negotiated consent decree.

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

INTELLECTUAL PROPERTY

Conifer relies on a combination of patent, trademark, copyright and trade secret laws and contractual terms and conditions to protect its intellectual property rights, and has sought patent protection for one of its key innovations. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether our pending patent application will result in the issuance of a patent or whether the examination process will require us to further narrow our claims. Our patent application may not result in the grant of a patent with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our technology. Any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies, or design around patents owned or licensed by us. Conversely, if our technology is found to infringe any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and could be subject to significant damage awards.

We also rely in some circumstances on trade secrets to protect our technology. We control access to and the use of our application capabilities through a combination of internal and external controls. We also license some of our software through agreements that impose specific restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies.

On occasion, we incorporate third-party commercial or open source software products into our technology platform. Although we prefer to develop our own technology, we periodically employ third-party software in order to simplify our development and maintenance efforts, provide a “commodity” capability, support our own technology infrastructure or test a new capability.

MEDICAL STAFF AND EMPLOYEES

General—Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. Although we operate some physician practices and, where permitted by law, employ some physicians, the overwhelming majority of the physicians who practice at our hospitals are not our employees. However, nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain an appropriate number of quality physicians in all specialties on our medical staffs. Although we had a net overall gain in physicians added to our medical staffs in each of the last three years, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are causing them to consider alternatives, including leaving private practice for employed physician arrangements, relocating their practices or retiring sooner than expected.

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

The number of our employees (of which approximately 24% were part-time employees) at December 31, 2012 was as follows:

Hospital operations(1)	53,877
Conifer	4,225
Administrative offices	1,062
Total	59,164

(1)              Includes employees whose employment related to the operations of our general hospitals, critical access facility, long-term acute care hospital, outpatient centers, physician practices and other health care operations.

At December 31, 2012, the largest concentrations of our employees (excluding employees in our administrative offices) were in those states where we had the largest concentrations of licensed hospital beds, as shown in the table below:

	% of Employees	% of Licensed Beds
Florida	22.0%	26.4%
California	20.6%	17.7. %
Texas	16.9%	19.9%

Union Activity and Labor Relations—As of December 31, 2012, approximately 29% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 25 of our hospitals, the majority of which are in California and Florida. We have no expired contracts at this time; however, we are in the process of negotiating new contracts where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Ongoing organizing activities by labor unions could increase our level of union representation in 2013.

Shortage of Experienced Nurses and Mandatory Nurse-Staffing Ratios—In addition to union activity, factors that adversely affect our labor costs include the nationwide shortage of experienced nurses and the enactment of state laws regarding nurse-staffing ratios. Like others in the health care industry, we continue to experience a shortage of experienced nurses in certain key specialties and geographic areas. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. We continually monitor our nurse-staffing ratios in California in an effort to achieve full compliance with the state-mandated nurse-staffing ratios there. Nurse-staffing ratio legislation has been proposed in, but not yet enacted by, Congress and other states besides California in which we operate hospitals, including Florida and Pennsylvania. In 2009, Texas passed the Hospital Safe Staffing Law, which mandates the creation of nurse staffing committees at Texas hospitals and outlines each hospital’s responsibility to adopt, implement and enforce an official nurse staffing plan, but does not mandate staffing ratios. Also in 2009, the Missouri Department of Health and Senior Services adopted hospital nursing services regulations that are similar to the Texas requirements with respect to nurse staffing.

We cannot predict the degree to which we will be affected by the future availability or cost of nursing personnel, but we expect to continue to experience salary, wage and benefit pressures created by the shortage of experienced nurses throughout the country and state-mandated nurse-staffing ratios, particularly in California. In response, we have increased our efforts to recruit and retain experienced nurses and also to address workforce development with local schools of nursing. We expect that 25 of our hospitals will participate in the VersantTM RN Residency Program in 2013 by providing an 18- to 22-week residency program for new nursing school graduates to help ease the transition from student to professional practicing nurse, give nurses evidence-based experience and skills needed to increase their competency and confidence, reduce first-year nurse turnover and decrease the use of contract labor.

COMPETITION

HEALTH CARE SERVICES

Overall, our hospitals, outpatient centers and other health care businesses operate in competitive environments, primarily at the local level. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, or (4) may be more centrally located with better parking or closer proximity to public transportation. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may impact our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us.

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

Our strategies are designed to help our hospitals remain competitive. Broadly speaking, we attract physicians by providing high-quality care to our patients and otherwise creating an environment within which physicians prefer to practice. One of our specific initiatives is our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals and an increased number of our affiliated physicians in the affected geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative (“TGI”) has resulted in some reductions in unprofitable service lines in several locations. However, the de-emphasis or elimination of certain unprofitable service lines as a result of our TGI analyses will allow us to dedicate more resources on services that are in higher demand and are more profitable. We have also increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, as well as increased predictability and efficiency for physicians.

Our Commitment to Quality and Medicare Performance Improvement initiatives are further helping position us competitively. We continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and the major national commercial payers have recognized our achievements relative to quality. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

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

REVENUE CYCLE MANAGEMENT SOLUTIONS

Our Conifer subsidiary faces competition from existing participants and new entrants to the revenue cycle management market. In addition, the internal revenue cycle management staff of hospitals and other health care providers, who have historically performed many of the functions addressed by our services, in effect compete with us. Moreover, providers who have previously made investments in internally developed solutions sometimes choose to continue to rely on their own resources. We also currently compete with several categories of external participants in the revenue cycle market, most of which focus on small components of the hospital revenue cycle, including:

•            software vendors and other technology-supported revenue cycle management business process outsourcing companies;

•            traditional consultants, either specialized health care consulting firms or health care divisions of large accounting firms; and

•            large, non-healthcare focused business process outsourcing and information technology outsourcing firms.

We believe that competition for the revenue cycle management and other services Conifer provides is based primarily on: (1) knowledge and understanding of the complex public and private health care payment and reimbursement systems; (2) a track record of delivering revenue improvements and efficiency gains for hospitals and other health care providers; (3) the ability to deliver solutions that are fully integrated along each step of the revenue cycle; (4) cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation; (5) reliability, simplicity and flexibility of the technology platform; (6) understanding of the health care industry’s regulatory environment; (7) sufficient infrastructure; and (8) financial stability.

To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

HEALTH CARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal

U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, and gradual or potentially delayed implementation. However, we expect that several provisions of the Affordable Care Act, including those described below, will have a material effect on our business.

Health Insurance Market Reforms—The Affordable Care Act contains provisions requiring most Americans to maintain, and employers to provide, “minimal essential” health insurance coverage. For individuals who are not exempt from this “individual mandate,” and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company. Beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. In June 2012, the U.S. Supreme Court upheld the individual mandate following the appeal of a lawsuit first filed in federal district court by 26 states, several individuals and the National Federation of Independent Business challenging the constitutionality of various provisions of the Affordable Care Act.

The law also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage (“Plans”):

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

In addition, the Affordable Care Act calls for states to establish health insurance exchanges, which are government-regulated organizations that provide a competitive market for buying health insurance. Health insurance exchanges will offer individuals a choice of different health plans, certifying plans that participate and providing information to help consumers better understand their options. States have the option of operating their own exchanges or partnering with the federal government to run an exchange. States choosing neither option will default to a federally facilitated exchange. All exchanges, regardless of how they are administered, must be ready to begin enrolling consumers into coverage on October 1, 2013 and must be fully operational on January 1, 2014.

Public Program Reforms—The Affordable Care Act expands eligibility under existing Medicaid programs to non-pregnant adults with incomes up to 138% of the federal poverty level beginning in 2014. Further, the law permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. However, the Affordable Care Act also contains a number of provisions designed to reduce Medicare and Medicaid program spending by significant amounts, including:

•                    negative adjustments to the annual input price index, or “market basket,” updates for Medicare’s inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments,” which began in 2011; and

•                    reductions to Medicare and Medicaid disproportionate share hospital payments beginning in federal fiscal year (“FFY”) 2014 as the number of uninsured individuals declines.

Any reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals.

The Affordable Care Act, as enacted, penalized states that refused to comply with Medicaid expansion with the possibility of losing 100% of their federal Medicaid funding. However, the U.S. Supreme Court struck down that provision in June 2012 following the appeal of the lawsuit discussed above challenging the constitutionality of various provisions of the Affordable Care Act. The expansion of the Medicaid program in each state will require state legislative action and the approval by CMS of a state Medicaid plan amendment. There is no deadline for a state to undertake expansion and qualify for the enhanced federal funding available under the Affordable Care Act. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs.

The Affordable Care Act also contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of hospital-acquired conditions (“HACs”). Medicare has designated selected diagnoses as HACs. These are conditions that would otherwise potentially result in a higher payment for an inpatient hospital discharge, but will not result in a higher payment if the condition is acquired during hospitalization (i.e., was not present on admission), as the case will be paid as though the secondary diagnosis is not present. Effective July 1, 2011, the Affordable Care Act likewise prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. For discharges occurring during FFYs beginning on or after October 1, 2012, hospitals with excessive readmissions for certain conditions will receive reduced Medicare payments for all inpatient admissions. Separately, under a Medicare value-based purchasing program that was launched in FFY 2013, hospitals that satisfy certain performance standards will receive increased payments for discharges during the following fiscal year. These payments will be funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Affordable Care Act directed CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement; implementation of the pilot program is currently ongoing through the Center for Medicare and Medicaid Innovation within CMS, which has the authority to develop and test new payment methodologies designed to improve quality of care and lower costs.

In addition, the Affordable Care Act contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The Affordable Care Act expanded the RAC program’s scope to include Medicaid claims and required all states to enter into contracts with RACs.

Other Provisions—The Affordable Care Act contains a number of other additional provisions, including provisions relating to the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments, Section 1877 of the Social Security Act (commonly referred to as the “Stark” law), and qui tam or “whistleblower” actions, each of which is described in detail below, as well as provisions regarding:

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

Many of the law’s provisions will not take effect until 2014, while others became effective immediately or have become effective more recently. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In particular, we are unable to predict the timing and impact of changes resulting from actions individual states have taken or might take with respect to expanding Medicaid coverage at this time. Because of the many variables involved, we are unable to predict with certainty the net effect on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, the reductions in Medicare and Medicaid spending, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage as originally contemplated by the Affordable Care Act and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care program. Moreover, we are unable to predict the future course of federal, state and local health care regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal health care programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act amended the Anti-kickback Statute to provide that knowledge of the law or the intent to violate the law is not required.

Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and possible exclusion from government programs, such as Medicare and Medicaid. In addition, under the Affordable Care Act, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Furthermore, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

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

Although we seek to structure our business relationships to avoid any activity that could be construed to violate the Anti-kickback Statute and similar laws, new payment structures, such as accountable care organizations and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings could potentially be seen as implicating such laws. In addition to the sanctions described above, any determination by a federal or state agency or court that we have violated any of these laws could give Conifer’s customers the right to terminate our services agreements with them. Moreover, any violations by and resulting penalties or exclusions imposed upon Conifer’s customers could adversely affect their financial condition and, in turn, have a material adverse effect on Conifer’s business and results of operations.

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

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the Affordable Care Act’s enactment, as of

December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. As of December 31, 2012, two of our hospitals are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals.

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

To receive reimbursement from CMS for electronic claims, health care providers must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain health care information electronically. Our electronic data transmissions are compliant with current standards. In January 2009, CMS published a final rule changing the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. At this time, use of the ICD-10 code sets is not mandatory until October 1, 2014. Nonetheless, we have begun modifying our payment systems and processes to prepare for ICD-10 implementation. Although use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. However, we may experience a short-term adverse impact on our cash flows due to claims processing delays related to payer implementation of the new code sets. Furthermore, the Affordable Care Act requires the U.S. Department of Health and Human Services (“HHS”) to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic PHI maintained or transmitted by them or by others on their behalf. The covered entities we operate are in material compliance with the privacy, security and National Provider Identifier requirements of HIPAA. In addition, most of Conifer’s customers are covered entities, and Conifer is a business associate to many of those customers under HIPAA as a result of its contractual obligations to perform certain functions on behalf of and provide certain services to those customers. As a business associate, Conifer’s use and disclosure of PHI is restricted by HIPAA and the business associate agreements Conifer is required to enter into with its covered entity customers.

In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increase the monetary penalties for violations of HIPAA. Regulations that took effect in late 2009 also require business associates such as Conifer to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased. A knowing breach of the HIPAA privacy and security requirements made applicable to business associates by the HITECH Act could expose Conifer to criminal liability, and a breach of safeguards and processes that is not due to reasonable cause or involves willful neglect could expose Conifer to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

In May 2011, the Office for Civil Rights of HHS proposed new regulations to implement changes to the HIPAA requirements set forth in the HITECH Act that state that covered entities and business associates must account for disclosures of PHI to carry out treatment, payment and health care operations if such disclosures are through an electronic health record. The proposed regulations seek to expand the scope of the requirements under the HITECH Act and create a new patient right to an “access report,” which would be required to list every person who has accessed, for any reason, PHI about the individual contained in any electronic designated record set. Because our hospitals currently utilize multiple, independent modules that may meet the definition of “electronic designated record set,” our ability to produce an access report that satisfies the proposed regulatory requirements would likely require new technology solutions to map across those multiple record sets. It is our understanding that many providers have expressed significant concerns to CMS regarding the access report requirement created by the proposed rule. On January 17, 2013, HHS issued final regulations modifying the requirements set forth in the HITECH Act. While we anticipate that we will be in full compliance with the new regulations before the compliance date of September 23, 2013, the new regulations do not address the proposed “access report” requirement. Because we cannot predict the requirements of the final rule regarding access reports, we are unable to estimate the costs of compliance, if any, at this time.

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

Health care providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with health insurance exchanges if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the health care industry, we are subject to qui tam actions from time to time; however, we are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, expansion and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2012, we operated hospitals in seven states that require a form of state approval under certificate of need programs applicable to those hospitals. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position. In those states that do not have certificate of need requirements or that do not require review of health care capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

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

Consistent with our commitment to meet the highest standards of corporate responsibility, we have formed a sustainability committee consisting of corporate and hospital leaders to regularly evaluate our environmental outcomes and share best practices among our hospitals and other facilities. In 2012, we published our second annual sustainability report, using the industry-standard Global Reporting Initiative framework. In addition, we are a sponsor of the Healthier Hospitals Initiative and will work with each of our hospitals in adopting components of the initiative’s agenda, which focuses on improvements in (1) sustainability governance, (2) the provision of healthier foods, (3) energy consumption, (4) waste generation, (5) the use of safer chemicals and (6) purchasing decisions. We are committed to report the results of our sustainability efforts on an annual basis.

REGULATIONS AFFECTING CONIFER

DEBT COLLECTION ACTIVITIES

The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s debt collection agency subsidiary, Syndicated Office Systems, LLC (“SOS”), are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, the FDCPA prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers. Debt collection activities are also regulated at state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA.

In certain situations, the activities of SOS are also subject to the Fair Credit Reporting Act (“FCRA”), which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information.

The U.S. Federal Trade Commission has the authority to investigate consumer complaints relating to the FDCPA and the FCRA, and to initiate or recommend enforcement actions, including actions to seek monetary penalties. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

In July 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. Under the Dodd-Frank Act, a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The legislation gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which the operations of SOS could be affected by these developments.

CREDIT CARD ACTIVITIES

Conifer accepts payments by credit cards from patients of its customers. Various federal and state laws impose privacy and information security laws and regulations with respect to the use of credit cards. If Conifer fails to comply with these laws and regulations or experiences a credit card security breach, its reputation could be damaged, possibly resulting in lost business, and it could be subjected to additional legal or financial risk as a result of non-compliance.

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our multi-faceted, values-based ethics and compliance program, which is designed to (1) help staff in our corporate and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state laws and regulations, as well as industry practice, and (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct. The ethics and compliance department operates with independence — it has its own operating budget; it has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

Program Charter—Following the expiration of our five-year Corporate Integrity Agreement (the “CIA”) with the OIG in September 2011, the quality, compliance and ethics committee of our board of directors approved an updated Quality, Compliance and Ethics Program Charter intended to continue certain of the safeguards implemented by the CIA and, among other things:

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

Standards of Conduct—All of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Standards of Conduct to advance our mission that our business be conducted in a legal and ethical manner. The members of our board of directors and many of our contractors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable laws and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

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

Availability of Documents—The full text of our Quality, Compliance and Ethics Program Charter, our Standards of Conduct, and a number of our ethics and compliance policies and procedures are published on our website, at www.tenethealth.com, under the “Ethics and Compliance” caption in the “About” section. A copy of our Standards of Conduct is also available upon written request to our corporate secretary. Information about how to contact our corporate secretary is set forth under “Company Information” below. Amendments to the Standards of Conduct and any grant of a waiver from a provision of the Standards of Conduct requiring disclosure under applicable Securities and Exchange Commission (“SEC”) rules will be disclosed at the same location as the Standards of Conduct on our website.

PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance—We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2011 through March 31, 2012 and April 1, 2012 through March 31, 2013, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance—As is typical in the health care industry, we are subject to claims and lawsuits in the ordinary course of business. The health care industry has seen significant increases in the cost of professional liability insurance due to increased litigation. In response, we formed and maintain captive insurance companies to self-insure a substantial portion of our professional and general liability risk. Claims in excess of our self-insurance retentions are insured with commercial insurance companies.

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

EXECUTIVE OFFICERS

Information about our executive officers, as of February 15, 2013, is as follows:

Name	Position	Age
Trevor Fetter	President and Chief Executive Officer	53
Britt T. Reynolds	President of Hospital Operations	47
Daniel J. Cancelmi	Chief Financial Officer	50
Audrey T. Andrews	Senior Vice President and General Counsel	46
Cathryn H. Fraser	Senior Vice President, Human Resources	48

Mr. Fetter was named Tenet’s president in November 2002 and was appointed chief executive officer and a director in September 2003. From March 2000 to November 2002, he was chairman and chief executive officer of Broadlane, Inc., a provider of cost management services to hospitals that was founded by Tenet and several other major health care providers. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer. Mr. Fetter began his career in investment banking with Merrill Lynch and later spent seven years in financial executive positions in the entertainment industry with Metro-Goldwyn-Mayer, Inc. He holds an M.B.A. from Harvard Business School and a bachelor’s degree in economics from Stanford University. He is a member of the board of directors of The Hartford Financial Services Group, Inc. and a member of The Business Roundtable. Mr. Fetter served as chair of the Federation of American Hospitals from 2009 to 2010 and remains a director.

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

Mr. Cancelmi was appointed Tenet’s chief financial officer in September 2012. He previously served as senior vice president from April 2009, principal accounting officer from April 2007 and controller from September 2004. Mr. Cancelmi was a vice president and assistant controller at Tenet from September 1999 until his promotion to controller. He joined the company as chief financial officer of Hahnemann University Hospital. He has also held various positions at PricewaterhouseCoopers, including in the firm’s National Accounting and SEC office in New York City. Mr. Cancelmi is a certified public accountant who holds a Bachelor of Science degree in accounting from Duquesne University in Pittsburgh. He is also a member of the American Institute of Certified Public Accountants.

Ms. Andrews was appointed senior vice president and general counsel in January 2013. From July 2008 until that appointment, she served as senior vice president and chief compliance officer and, prior to that, served as vice president and chief compliance officer from November 2006. She joined Tenet in 1998 as hospital operations counsel. Ms. Andrews holds a J.D. and a bachelor’s degree in government, both from the University of Texas at Austin. She is a member of the board of directors of the Federation of American Hospitals and is the vice chair of that organization’s Legal and Operational Policy Committee. She is also a member of the Health Care Compliance Association, the American and Texas Bar Associations, and the American Health Lawyers Association.

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

•                  Changes in health care and other laws and regulations;

•                  Economic conditions;

•                  Adverse litigation or regulatory developments;

•                  Competition;

•                  Our success in implementing our business development plans and integrating newly acquired assets;

•                  Our ability to hire and retain health care professionals;

•                  Our ability to meet our capital needs, including our ability to manage our indebtedness;

•                  Our ability to grow our Conifer business segment; and

•                  Other factors and risks referenced in this report and our other public filings.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

We currently have thousands of managed care contracts with various health maintenance organizations and preferred provider organizations. The amount of our managed care net patient revenues during the year ended December 31, 2012 was $5.4 billion, which represented approximately 57% of our total net patient revenues before provision for doubtful accounts. Approximately 63% of our managed care net patient revenues for the year ended December 31, 2012 was derived from our top ten managed care payers. In the year ended December 31, 2012, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 79% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2012, approximately 52% of our net accounts receivable were due from managed care payers.

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending and reductions in Medicare and Medicaid disproportionate share hospital payments. A substantial portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations.

In June 2012, the U.S. Supreme Court upheld the Affordable Care Act’s individual mandate and struck down its penalties for states that refused to comply with Medicaid expansion provisions. We remain unable to predict with certainty the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity and the limited amount of implementing regulations and interpretive guidance, as well as our inability to foresee how individuals and businesses will respond to the choices available to them under the law. Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to participate in Medicaid expansion and the grants and other incentive opportunities under the law, and we are unable to predict the timing and impact of changes resulting from actions individual states have taken or might take with respect to expanding Medicaid coverage at this time.

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

For the year ended December 31, 2012, approximately 23% of our net patient revenues before provision for doubtful accounts were related to the Medicare program, and approximately 8% of our net patient revenues before provision for doubtful accounts were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

Moreover, the economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. Most states began a new fiscal year on July 1, 2012 and, although most addressed projected shortfalls in their final budgets, some states are still facing budget gaps. Increased Medicaid enrollment due to the economic downturn, limits on the ability of states to reduce Medicaid eligibility criteria enacted as part of the Affordable Care Act, budget gaps and other factors could result in future reductions to Medicaid payments or additional taxes on hospitals. Some states are considering proposals that would result in such reductions.

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

Over the past several years, we have experienced declines in our commercial managed care volumes, which in the aggregate generate substantially higher yields than Medicare and Medicaid volumes. The declines in our commercial managed care volumes are due, in part, to the related effects of higher unemployment and reductions in commercial managed care enrollment. In addition, we believe that the growth in high-deductible health plans has adversely impacted commercial managed care volumes.

Our hospitals, outpatient centers and other health care businesses operate in competitive environments, and competition is one reason increases in patient volumes have been constrained.

Overall, our hospitals, outpatient centers and other health care businesses operate in competitive environments, and we believe increases in patient volumes have been constrained, in part, by competition for market share in high margin services and for quality physicians and personnel. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have more favorable contracts with managed care plans, (4) may have a better reputation in the community, or (5) may be more centrally located with better parking or closer proximity to public transportation. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals. If competing health care providers are better able to attract patients, recruit and retain physicians, expand services or obtain favorable managed care contracts at their facilities, our patient volume levels may suffer.

If we are unable to recruit and retain an appropriate number of quality physicians on the medical staffs of our hospitals, our business may suffer.

The success of our business depends in significant part on the number, quality and specialties of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we operate some physician practices and, where permitted by law, employ some physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain sought-after specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Other issues facing physicians, such as proposed decreases in Medicare payments, are causing them to consider alternatives, including leaving private practice for employed physician arrangements, relocating their practices or retiring sooner than expected. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

Our hospital operations depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, pharmacists and lab technicians, as well as our employed physicians. We compete with other health care providers in recruiting and retaining physicians and qualified management responsible for the daily operations of our hospitals. In addition, like others in the health care industry, we continue to experience a shortage of experienced nurses in certain key specialties and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced nurses or hire more expensive temporary or contract personnel. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2012, approximately 29% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 25 of our hospitals, the majority of which are in California and Florida. We have no expired contracts at this time; however, we are in the process of negotiating new contracts where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Ongoing organizing activities by labor unions could increase our level of union representation in 2013; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

Conifer’s future success also depends in part on our ability to attract, hire, integrate and retain key personnel. Competition for the caliber and number of employees we require at Conifer is intense. We may face difficulty identifying and hiring qualified personnel at compensation levels consistent with our existing compensation and salary structure. In addition, we invest significant time and expense in training Conifer’s employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our Conifer employees, we could incur significant expenses in hiring, integrating and training their replacements, and the quality of Conifer’s services and its ability to serve its customers could diminish, resulting in a material adverse effect on that segment of our business.

Our licensed hospital beds are heavily concentrated in certain market areas in Florida, Texas and California, which makes us sensitive to economic, regulatory, environmental and other conditions in those areas.

As of December 31, 2012, the largest concentrations of licensed beds in our hospitals were in Florida (26.4%), Texas (19.9%) and California (17.7%). These concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

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

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, Conifer’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, or give customers the right to terminate Conifer’s services agreements with them, among other things, any of which could have an adverse effect on Conifer’s business. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on our business, financial condition or results of operations, and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We are also required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

The failure to comply with debt collection and consumer credit reporting regulations could subject Conifer’s SOS subsidiary to fines and other liabilities, which could harm Conifer’s reputation and business, and could make it more difficult for Conifer to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts in default that are owed or asserted to be owed to another person. Certain of the accounts receivable handled by SOS, Conifer’s debt collection agency subsidiary, are subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. SOS could incur costs or could be subject to fines or other penalties under the FDCPA, the Fair Credit Reporting Act and the Federal Trade Commission Act if it is determined to have mishandled protected information. We or Conifer’s customers could be required to report such breaches to affected consumers or regulatory authorities, leading to disclosures that could damage Conifer’s reputation, making it more difficult to retain existing customers or attract new customers, or otherwise harm Conifer’s business.

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

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s business, revenue, growth rate and market share.

We intend to continue expanding Conifer’s revenue cycle management, patient communications services and management services businesses by marketing these services to non-Tenet hospitals and other health care-related entities. However, the market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcing firms), as well as from the internal staffs of hospitals and other health care providers who, as described above, handle these processes internally. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

Our business could be negatively impacted by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of health care services, we rely on our information technology in the day-to-day operation of our business to process, transmit and store sensitive or confidential data, including electronic health records, other protected health information, and financial, payment and other personal data of patients, as well as to store our proprietary and confidential business performance data. Our centralized information technology delivery model supports all of our hospitals, outpatient centers and other health care businesses, including Conifer. We utilize a diversified data and voice network, along with technology systems for billing, supply chain, clinical information systems and labor management. Although we have redundancies and other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure is vulnerable to computer viruses, attacks by hackers or breaches due to employee error or malfeasance. Furthermore, our network and technology systems are subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenues), and could result in potential liability and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

The economic downturn and other economic factors have impacted, and may continue to impact, our business, financial condition and results of operations.

We continue to be impacted by a number of industry-wide challenges, including constrained growth in patient volumes and high levels of bad debt. We believe factors associated with the economic downturn — including higher levels of unemployment, reductions in commercial managed care enrollment, and patient decisions to postpone or cancel elective and non-emergency health care procedures — have impacted our volumes and affected our ability to collect outstanding receivables. If industry trends or general economic conditions worsen, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

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

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could adversely affect our results of operations.

The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2012, we had approximately $5.3 billion of total long-term debt, as well as approximately $154 million in standby letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

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

Because of net operating losses we have experienced for federal income tax purposes, at December 31, 2012, we had federal net operating loss (“NOL”) carryforwards of approximately $1.5 billion pretax available to offset future taxable income. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards or tax credit carryforwards at the time of ownership change. The limitation may affect the amount of our deferred income tax asset and, depending on the limitation, a significant portion of our NOL carryforwards or tax credit carryforwards could expire before we are able to use them. In such an event, our business, financial condition, results of operations or cash flows could be adversely affected.

We believe that we have not experienced an ownership change under Section 382 of the Internal Revenue Code as of February 15, 2013; however, the amount by which our ownership may change in the future could be affected by purchases and sales of stock by 5% shareholders, purchases of common stock under share repurchase programs and new issuances of stock by us, should we choose to do so.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” On October 11, 2012, our common stock began trading on the NYSE on a split-adjusted basis following a one-for-four reverse stock split we announced on October 1, 2012. Every four shares of our issued and outstanding common stock were exchanged for one issued and outstanding share of common stock, without any change in the par value per share, and our authorized shares of common stock were proportionately decreased from 1,050,000,000 shares to 262,500,000 shares. No fractional shares were issued in connection with the stock split. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE, as adjusted to reflect the reverse stock split:

	High	Low
Year Ended December 31, 2012
First Quarter	$24.20	$18.36
Second Quarter	22.56	17.32
Third Quarter	25.76	17.24
Fourth Quarter	33.86	22.86
Year Ended December 31, 2011
First Quarter	$30.20	$26.28
Second Quarter	30.80	23.56
Third Quarter	26.16	16.08
Fourth Quarter	21.20	13.84

On February 15, 2013, the last reported sales price of our common stock on the NYSE composite tape was $40.10 per share. As of that date, there were 4,297 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

Cash Dividends on Common Stock. We have not paid cash dividends on our common stock since the first quarter of fiscal 1994. We currently intend to retain future earnings, if any, for the operation and development of our business and, accordingly, do not currently intend to pay any cash dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to pay any cash dividends in the future. Our senior secured revolving credit agreement contains provisions that limit the payment of cash dividends on our common stock if we do not meet certain financial ratios.

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

Performance data assumes that $100.00 was invested on December 31, 2007 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/07	12/08	12/09	12/10	12/11	12/12
Tenet Healthcare Corporation	$100.00	$22.64	$106.10	$131.69	$100.98	$159.79
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
S&P Health Care	$100.00	$77.19	$92.40	$95.08	$107.18	$126.35
Peer Group	$100.00	$42.88	$110.05	$136.84	$99.60	$142.39

Repurchase of Common Stock. In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Purchases during the year ended December 31, 2012 are shown in the table in Note 2 to our Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2008 through 2012:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$9,904	$9,371	$8,992	$8,785	$8,368
Less: Provision for doubtful accounts	785	717	727	684	618
Net operating revenues	9,119	8,654	8,265	8,101	7,750
Operating expenses:
Salaries, wages and benefits	4,257	4,015	3,830	3,781	3,707
Supplies	1,552	1,548	1,542	1,534	1,477
Other operating expenses, net	2,147	2,020	1,857	1,831	1,852
Electronic health record incentives	(40)	(55)	—	—	—
Depreciation and amortization	430	398	380	373	357
Impairment of long-lived assets and goodwill, and restructuring charges, net	19	20	10	27	16
Litigation and investigation costs, net of insurance recoveries	5	55	12	31	41
Operating income	749	653	634	524	300
Interest expense	(412)	(375)	(424)	(445)	(418)
Gain (loss) from early extinguishment of debt	(4)	(117)	(57)	97	—
Investment earnings	1	3	5	—	22
Net gain on sales of investments	—	—	—	15	139
Income from continuing operations, before income taxes	334	164	158	191	43
Income tax benefit (expense)	(125)	(61)	977	23	25
Income from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$209	$103	$1,135	$214	$68
Basic earnings per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$1.77	$0.58	$9.09	$1.67	$0.54
Diluted earnings per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$1.70	$0.56	$8.03	$1.63	$0.54

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures.

BALANCE SHEET DATA

	December 31,
	2012	2011	2010	2009	2008
	(In Millions)
Working capital (current assets minus current liabilities)	$918	$542	$586	$689	$760
Total assets	9,044	8,462	8,500	7,953	8,174
Long-term debt, net of current portion	5,158	4,294	3,997	4,272	4,778
Total equity	1,218	1,492	1,819	697	147

CASH FLOW DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In Millions)
Net cash provided by operating activities	$593	$497	$472	$425	$208
Net cash used in investing activities	(662)	(503)	(420)	(125)	(274)
Net cash provided by (used in) financing activities	320	(286)	(337)	(117)	1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). All current and prior period amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2 to the accompanying Consolidated Financial Statements. In the three months ended June 30, 2012, we began reporting Conifer Health Solutions (“Conifer”) as a separate reportable business segment. Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications services and management services businesses under our Conifer subsidiary. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•                  Management Overview

•                  Sources of Revenue

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Off-Balance Sheet Arrangements

•                  Recently Issued Accounting Standards

•                  Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Agreement to Acquire Hospital—In February 2013, we announced the signing of a definitive agreement to acquire Emanuel Medical Center, a 209-bed hospital in Turlock, California. The acquisition is subject to customary approvals and other closing conditions, but is expected to be completed in the second quarter of 2013.

Issuance of New Notes; Repurchase of Outstanding Notes—In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. The remaining net proceeds will be used for purchases of our other outstanding senior secured notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

Joint Venture with John Muir Health—In January 2013, we announced the creation of a joint venture partnership between our San Ramon Regional Medical Center and John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area. Through this partnership, John Muir Health will invest approximately $100 million to acquire a 49% ownership interest in San Ramon Regional Medical Center.

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

Core Business Strategy—Our business is focused on providing high quality care to patients through our hospitals and outpatient centers, and providing business process solutions for health care providers through our Conifer business. With respect to our hospitals and outpatient facilities, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business, and to negotiate favorable contracts with managed care and other commercial payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer patient communications solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues through organic growth and acquisitions, and to expand our Conifer business.

From time to time, we build new hospitals, make strategic acquisitions of hospitals and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. We recently signed a definitive agreement to acquire the Emanuel Medical Center in Turlock, California. In addition, we are creating a joint venture partnership with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area, through which John Muir Health will invest approximately $100 million to acquire a 49% ownership interest in San Ramon Regional Medical Center.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the year ended December 31, 2012, we derived approximately 34% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications services and management services businesses by marketing these services to non-Tenet hospitals and other health care-related entities. Conifer provides services to more than 600 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for over 50 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in October and November 2012, Conifer acquired an information management and services company and a hospital revenue cycle management business, respectively. Our service offerings have also recently expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the health care industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, other clients for these services include health plans, self-insured employees and other entities.

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and the major national commercial payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as the commercial market moves to narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Medicare Performance Improvement initiatives, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we recognized approximately $55 million of electronic health record (“EHR”) incentives related to Medicaid ARRA HIT in 2011 in our consolidated statement of operations. In addition, we recognized approximately $40 million of Medicare and Medicaid EHR incentives in our consolidated statement of operations in the year ended December 31, 2012. These incentives partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and patient volumes. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We are experiencing an increase in our adjusted patient admissions that we believe is primarily attributable to our focus on physician alignment and satisfaction, targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, the implementation of new payer contracting strategies, and improved quality metrics at our hospitals. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. We are also committed to a clinical alignment strategy, which includes an emphasis on physician employment and on innovative arrangements with payers, physicians and other providers. For example, during 2012, we successfully completed our first year of operation of an ACO in Northern California with roughly 7,000 Blue Shield members as part of an integrated health care delivery system designed to compete with offerings from other providers in the local market. In several other markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. These achievements provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the precise impact of the Affordable Care Act on our future results of operations, and while there will be some reductions in reimbursement rates, which began in 2010, we anticipate, based on the current timetable for implementing the law, that we should begin to receive reimbursement for caring for uninsured and underinsured patients as early as 2014.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, lower patient acuity levels for certain patient service lines, and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2012 and 2011 for all of our continuing operations hospitals, excluding the results of our Creighton University Medical Center, which has been reclassified to discontinued operations.

	Three Months Ended December 31,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	125,290	125,347	—%
Adjusted patient admissions(1)	199,304	193,631	2.9%
Paying admissions (excludes charity and uninsured)	116,611	116,763	(0.1)%
Charity and uninsured admissions	8,679	8,584	1.1%
Admissions through emergency department	77,465	76,151	1.7%
Paying admissions as a percentage of total admissions	93.1%	93.2%	(0.1)%	(2)
Charity and uninsured admissions as a percentage of total admissions	6.9%	6.8%	0.1%	(2)
Emergency department admissions as a percentage of total admissions	61.8%	60.8%	1.0%	(2)
Surgeries — inpatient	34,511	35,419	(2.6)%
Surgeries — outpatient	63,534	55,781	13.9%
Total surgeries	98,045	91,200	7.5%
Patient days — total	580,426	589,848	(1.6)%
Adjusted patient days(1)	915,584	902,762	1.4%
Average length of stay (days)	4.63	4.71	(1.7)%
Average licensed beds	13,216	13,119	0.7%
Utilization of licensed beds(3)	47.7%	48.9%	(1.2)%	(2)

(1)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)    The change is the difference between the amounts shown for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

(3) Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions were flat in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Total surgeries increased by 7.5% in the three months ended December 31, 2012 compared to the same period in 2011, comprised of a 13.9% increase in outpatient surgeries partially offset by a 2.6% decrease in inpatient surgeries. Our emergency department admissions increased 1.7% in the three months ended December 31, 2012 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which constrained the overall change in our total admissions. Charity and uninsured admissions increased 1.1% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

	Three Months Ended December 31,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	1,053,499	982,083	7.3%
Paying visits (excludes charity and uninsured)	941,658	884,421	6.5%
Charity and uninsured visits	111,841	97,662	14.5%
Emergency department visits	399,711	363,230	10.0%
Surgery visits	63,534	55,781	13.9%
Paying visits as a percentage of total visits	89.4%	90.1%	(0.7)%	(1)
Charity and uninsured visits as a percentage of total visits	10.6%	9.9%	0.7%	(1)

(1)    The change is the difference between the amounts shown for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Total outpatient visits increased 71,416 or 7.3%, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. All four of our regions reported increased outpatient visits in the three months ended December 31, 2012, with the strongest growth occurring in our California region.

Outpatient surgery visits increased by 13.9% in the three months ended December 31, 2012 compared to the same period in 2011. Charity and uninsured outpatient visits increased by 14.5% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

	Three Months Ended December 31,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$2,331	$2,172	7.3%
Revenues from the uninsured	$165	$157	5.1%
Net inpatient revenues(1)	$1,544	$1,499	3.0%
Net outpatient revenues(1)	$821	$736	11.5%

(1)     Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $71 million and $72 million for the three months ended December 31, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $94 million and $85 million for the three months ended December 31, 2012 and 2011, respectively.

Net operating revenues increased by $159 million, or 7.3%, in the three months ended December 31, 2012 compared to the same period in 2011. Net operating revenues in the three months ended December 31, 2012 included $72 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $60 million in the same period in 2011.

In addition to certain of the factors discussed above, net patient revenues increased by 5.8% in the three months ended December 31, 2012 compared to the same period in 2011 primarily as a result of managed care pricing improvement and increased outpatient volumes.

	Three Months Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,323	$11,959	3.0%
Net inpatient revenue per patient day	$2,660	$2,541	4.7%
Net outpatient revenue per visit	$779	$749	4.0%
Net patient revenue per adjusted patient admission(1)	$11,866	$11,543	2.8%
Net patient revenue per adjusted patient day(1)	$2,583	$2,476	4.3%

(1)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per patient day and per admission increased 4.7% and 3.0%, respectively, in the three months ended December 31, 2012 compared to the same period in 2011. This pricing increase reflects improved terms in our contracts with commercial managed care payers, as well as the increase in DSH and other state-funded subsidy revenues described above, partially offset by an adverse shift in payer mix. The 4.0% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended December 31,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$200	$181	10.5%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.7%	0.2%	(1)
Collection rate on self-pay accounts(2)	28.9%	27.7%	1.2%	(1)
Collection rate on commercial managed care accounts	98.0%	98.2%	(0.2)%	(1)

(1)    The change is the difference between the amounts shown for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $19 million, or 10.5%, in the three months ended December 31, 2012 compared to the same period in 2011. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient volumes in the three months ended December 31, 2012 compared to the three months ended December 31, 2011, partially offset by the impact of a 120 basis point improvement in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.9% at December 31, 2012 and 27.7% at December 31, 2011.

	Three Months Ended December 31,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,010	$955	5.8%
Supplies	388	381	1.8%
Other operating expenses	506	480	5.4%
Total	$1,904	$1,816	4.8%
Conifer
Salaries, wages and benefits	$81	$59	37.3%
Other operating expenses	37	14	164.3%
Total	$118	$73	61.6%
Total
Salaries, wages and benefits	$1,091	$1,014	7.6%
Supplies	388	381	1.8%
Other operating expenses	543	494	9.9%
Total	$2,022	$1,889	7.0%
Rent/lease expense(1)
Hospital Operations and other	$39	$34	14.7%
Conifer	3	3	—%
Total	$42	$37	13.5%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,103	$1,058	4.3%
Supplies per adjusted patient day(2)	424	422	0.5%
Other operating expenses per adjusted patient day(2)	553	532	3.9%
Total per adjusted patient day	$2,080	$2,012	3.4%
Salaries, wages and benefits per adjusted patient admission(2)	$5,068	$4,932	2.8%
Supplies per adjusted patient admission(2)	1,947	1,968	(1.1)%
Other operating expenses per adjusted patient admission(2)	2,538	2,479	2.4%
Total per adjusted patient admission	$9,553	$9,379	1.9%

(1)    Included in other operating expenses.

(2)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 3.4% and 1.9% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase on a per adjusted patient admission basis was lower than the increase on a per adjusted patient day basis due in part to the impact of our focus on reducing average length of stay.

Salaries, wages and benefits per adjusted patient admission increased by 2.8% in the three months ended December 31, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit and contractual wage increases for our employees, increased contract labor costs, increased annual incentive compensation expense, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by a decrease in overtime expense.

Salaries, wages and benefits expense for our Conifer segment increased by 37.3% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two recent business acquisitions.

Supplies expense per adjusted patient admission decreased by 1.1% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies.

Other operating expenses per adjusted patient admission increased by 2.4% in the three months ended December 31, 2012 compared to the same period in 2011. This change is primarily due to increased costs of contracted services, increased systems implementation costs primarily related to our HIT implementation program, increased consulting and legal expenses, costs related to agreements to fund indigent care services by certain of our Texas hospitals beginning in the three months ended December 31, 2012, and increased rent and lease expenses, partially offset by decreased malpractice expense and decreased physician relocation expenses. In the 2012 period, we also recognized a $3 million gain on the sale of land and buildings. Malpractice expense in the 2012 period includes a favorable adjustment of approximately $1 million due to a 14 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $1 million as a result of an eight basis point decrease in the interest rate in the 2011 period.

Other operating expenses for our Conifer segment increased by 164.3% in the three months ended December 31, 2012 compared to the three months ended December 31, 2011 primarily due to additional operating expenses related to the new CHI partnership and Conifer’s two recent business acquisitions.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2012 and 2011 of the following items:

	Three Months Ended December 31		Years Ended December 31,
	2012	2011	2012	2011
	(Expense) Income
Impairment of long-lived assets and goodwill, and restructuring charges	$(7)	$(2)	$(19)	$(20)
Litigation and investigation costs	(2)	(31)	(5)	(55)
Loss from early extinguishment of debt	(4)	(117)	(4)	(117)
Pre-tax impact	$(13)	$(150)	$(28)	$(192)
Total after-tax impact	$(8)	$(95)	$(18)	$(121)
Diluted per-share impact of above items	$(0.08)	$(0.88)	$(0.17)	$(1.00)
Diluted earnings per share, including above items	$0.52	$(0.55)	$1.70	$0.56

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $364 million at December 31, 2012, an increase of $281 million from $83 million at September 30, 2012.

Significant cash flow items in the three months ended December 31, 2012 included:

•                  Capital expenditures of $148 million;

•                  Interest payments of $88 million;

•                  Payments on reserves for restructuring charges and litigation costs of $7 million;

•                  $173 million of payments to acquire various outpatient, physician practice, information management and revenue cycle management businesses;

•                  $175 million of net repayments of borrowings under our revolving credit facility;

•                  $100 million of payments to repurchase common stock;

•                  $161 million of payments to retire a portion of our 7 3/8% senior notes due 2013; and

•                  $800 million of proceeds from the issuance of our 4 3/4% senior secured notes due 2020 ($500 million) and 6 3/4% senior notes due 2020 ($300 million).

Net cash provided by operating activities was $593 million in the year ended December 31, 2012 compared to $497 million in the year ended December 31, 2011. Key negative and positive factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds in the 2012 period related to our continuing operations from the Medicare Rural Floor Budget Neutrality Adjustment settlement described below;

•                  Income tax payments of $13 million in the year ended December 31, 2012 compared to $10 million in the year ended December 31, 2011;

•                  Higher payments on reserves for restructuring charges and litigation costs of $19 million; and

•                  $3 million less cash used in operating activities from discontinued operations.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2012	2011	2010
Medicare	23.4%	23.1%	23.7%
Medicaid	8.4%	9.0%	8.6%
Managed care	57.4%	57.2%	56.6%
Indemnity, self-pay and other	10.8%	10.7%	11.1%

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2012	2011	2010
Medicare	28.9%	29.6%	29.9%
Medicaid	12.2%	12.8%	13.0%
Managed care	48.8%	47.9%	47.8%
Indemnity, self-pay and other	10.1%	9.7%	9.3%

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company. Beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The Affordable Care Act, as enacted, expanded the scope of the Medicaid program, increased the number of individuals the states must cover and penalized states that refused to comply with Medicaid expansion with the possibility of losing 100% of their federal Medicaid funding. However, the U.S. Supreme Court struck down the Medicaid expansion provision in June 2012 following the appeal of a lawsuit first filed in federal district court by 26 states, several individuals and the National Federation of Independent Business challenging the constitutionality of various provisions of the Affordable Care Act. The expansion of the Medicaid program in each state will require state legislative action and the approval by CMS of a state Medicaid plan amendment. There is no deadline for a state to undertake expansion and qualify for the enhanced federal funding available under the Affordable Care Act. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs. We anticipate that health care providers will benefit over time from provisions of the Affordable Care Act that will extend insurance coverage through Medicaid, state-sponsored, federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid, and private insurance to a broader segment of the U.S. population. However, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in federal fiscal year (“FFY”) 2014 as the number of uninsured individuals declines. We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, and gradual or potentially delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage as originally contemplated by the Affordable Care Act.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan, is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2012, 2011 and 2010 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2012	2011	2010
Medicare severity-adjusted diagnosis-related group — operating	$1,109	$1,126	$1,148
Medicare severity-adjusted diagnosis-related group — capital	98	100	104
Outliers	51	44	47
Outpatient	522	462	441
Disproportionate share	217	214	211
Direct Graduate and Indirect Medical Education(1)	96	97	96
Other(2)	66	70	52
Adjustments for prior-year cost reports and related valuation allowances	109	—	(15)
Total Medicare net patient revenues	$2,268	$2,113	$2,084

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

Medicare Rural Floor Budget Neutrality Adjustment Settlement—In April 2012, we entered into an industry-wide settlement (the “Medicare Budget Neutrality Settlement”) with HHS, the Secretary of HHS and CMS that corrects Medicare payments made to providers for inpatient hospital services for a number of prior periods. The Balanced Budget Act of 1997 created the “rural floor,” which is intended to ensure that the wage-adjusted IPPS rates for providers in urban areas in a state are not lower than the wage-adjusted IPPS rates for rural providers in the same state. Congress required that the rural floor adjustment, which would otherwise increase aggregate IPPS payments, be administered in a budget neutral manner. CMS included a rural floor budget neutrality adjustment in annual IPPS updates to the base payment rate; however, it did so in a manner that went beyond what was required to achieve budget neutrality. Our 2012 settlement with the government, which is included in adjustments for prior-year cost reports and related valuation allowances in the table above, resulted in a net favorable adjustment in the three months ended March 31, 2012 of approximately $84 million, of which $75 million related to continuing operations (revenues of $81 million less $6 million of legal fees). Substantially all of the cash proceeds to which the Company is entitled under the settlement were received during the three months ended June 30, 2012.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. DSH payments are determined annually based on certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. During 2012, 43 of our hospitals in continuing operations qualified for DSH payments. The primary method for a hospital to qualify for DSH payments is based on a complex statutory formula that results in a DSH percentage that is applied to payments based on MS-DRGs. The hospital-specific DSH percentage is equal to the sum of the percentage of Medicare inpatient days attributable to patients eligible for both the Traditional Medicare Plan (“Part A”) and Supplemental Security Income (“SSI”) percentage, and the percentage of total inpatient days attributable to patients eligible for Medicaid but not Medicare Part A. Hospitals receive interim DSH payments that are reconciled in the annual cost report. CMS develops and distributes the hospital-specific SSI percentages, typically one year after the close of the federal fiscal year; however, the release of the SSI percentages was delayed several years as CMS examined and refined the underlying data, in particular the data supporting CMS’ policy of including Medicare Advantage days in the calculation of the SSI ratio. During this time, CMS instructed the MACs to suspend the settlement of cost reports pending the completion of its review of the SSI data. The FFY 2007 SSI ratios previously issued by CMS generally included the Medicare Advantage days for teaching hospitals only. CMS initiated a data collection effort intended to ensure that the SSI ratios include the Medicare Advantage days for non-teaching hospitals as well. Since 2009, we have estimated the impact of including the Medicare Advantage days of our non-teaching hospitals using internal estimates of the SSI ratios. We accrued approximately $49 million in reserves for potential SSI adjustments in prior reporting periods, including $6 million in 2011. During the three months ended March 31, 2012, CMS released revised SSI ratios for FFYs 2006 and 2007, and SSI ratios for FFYs 2008 and 2009, which, according to CMS, include the Medicare Advantage days; based on these ratios, we increased the aforementioned reserves by approximately $2 million related to our hospitals in continuing operations and approximately $4 million related to our hospitals in discontinued operations. During the three months ended September 30, 2012, CMS released the SSI ratios for FFY 2010, which also include the Medicare Advantage days, and removed the aforementioned suspension on issuing cost report settlements. Based on these ratios, we increased the aforementioned reserves by approximately $3 million related to our hospitals in continuing operations and decreased the reserves by approximately $1 million related to our hospitals in discontinued operations. During the three months ended December 31, 2012, we received cost report settlements previously held in abeyance due to the aforementioned moratorium, resulting in a cash outflow of approximately $20 million, substantially all of which is related to the SSI percentages. We expect to be required to pay the remainder of the estimated liability related to the SSI percentages during 2013.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in these appeals, including challenges to the inclusion of Medicare Advantage days in the SSI ratios. These types of appeals generally take several years to resolve, particularly for multi-hospital organizations, because of CMS’ administrative appeal rules. During the three months ended December 31, 2012, the federal district court in the District of Columbia ruled that the Secretary of HHS failed to follow the Administrative Procedures Act when promulgating the regulation requiring the inclusion of the Medicare Advantage days in the SSI ratios. The court remanded the matter to the Secretary and vacated the regulation it found to be improperly promulgated. Subsequently, the Secretary appealed the district court’s order to the court of appeals. The Company’s DSH appeals are still pending; however, the outcome of the aforementioned case could influence the disposition of our appeals. We cannot predict the timing or outcome of our DSH appeals; however, a favorable outcome of our appeals could have a material impact on our future revenues and cash flows. We are also not able to predict what additional action the Secretary might take with respect to the regulation vacated by the district court.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2012, 12 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit teaching hospitals to enter into Medicare Graduate Medical Education Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our teaching hospitals have entered into such agreements.

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

To be paid under the IRF-PPS, each hospital or unit must demonstrate on an annual basis that at least 60% of its total population had either a principal or secondary diagnosis that fell within one or more of the qualifying conditions designated in the Medicare regulations governing IRFs. As of December 31, 2012, all of our rehabilitation units were in compliance with the required 60% threshold.

Physician Services Payment System

Medicare pays for physician and other professional services based on a list of services and their payment rates, called the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service on the fee schedule, CMS considers the amount of work required to provide a service, expenses related to maintaining a practice, and liability insurance costs. The values given to these three types of resources are adjusted by variations in the input prices in different markets, and then a total is multiplied by a standard dollar amount, called the fee schedule’s conversion factor, to arrive at the payment amount. Medicare’s payment rates may be adjusted based on provider characteristics, additional geographic designations and other factors. The conversion factor updates payments for physician services every year according to a formula called the sustainable growth rate (“SGR”) system. This formula is intended to keep spending growth (a function of service volume growth) consistent with growth in the national economy. However, in the last several years, Congress has specified an update outside of the SGR formula. Because of budget neutrality requirements, these payment updates have largely been funded by payment reductions to other providers, including hospitals.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.4%, 9.0% and 8.6% of net patient revenues at our continuing general hospitals for the years ended December 31, 2012, 2011 and 2010, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2012, 2011 and 2010, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $283 million, $255 million and $178 million, respectively.

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

As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Most states have introduced provider fee arrangements, which are intended to enhance funding or partially mitigate reduced Medicaid funding levels to hospitals and other providers.

In September 2011, the Governor of California signed legislation that created a hospital fee program to provide supplemental Medi-Cal payments to hospitals retroactive to July 1, 2011 and expiring on December 31, 2013 (the “30-Month

Program”). During the three months ended June 30, 2012, the Governor of California signed the state’s 2012/2013 budget, which included a change to the fee program. This legislative change and approval by CMS of the fee-for-service supplemental payment and assessment portions of the 30-Month Program in June 2012 enabled us to record $72 million of net revenues related to the 30-Month Program in 2012, of which $42 million had not been received as of December 31, 2012. We recorded $91 million of net revenues from similar California hospital fee programs during the year ended December 31, 2011. We expect the managed care portion of the 30-Month Program to be approved in 2013. Based on the most recent California Hospital Association estimates, the 30-Month Program could result in approximately $187 million of net revenues for our California hospitals. At such time as CMS approves the managed care portion of the fee program, we expect to: (1) make a one-time adjustment to record the retroactive impact of the additional revenues net of assessments; and (2) record the remaining net revenues for the program years ratably over the remaining term of the program. We cannot provide any assurances regarding the final approval of the managed care portion of the 30-Month Program by CMS or the timing or amount of the payments we may ultimately receive or be required to make.

The State of Georgia adopted an amended budget for the state fiscal year ended June 30, 2012 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. As a result, we recognized ICTF revenues of approximately $14 million in 2012. During 2011, we recorded $13 million of ICTF revenues. We cannot provide any assurances regarding the amount, if any, of ICTF payments we might receive in 2013.

During the three months ended June 30, 2012, we received notification of our net revenues under a North Carolina hospital fee program retroactive to January 1, 2011 through September 30, 2012. As a result, we recognized $17 million of net revenues from this program during 2012. This program has no sunset date.

Based on an audit of Missouri’s 2005-2007 Medicaid plan years, we had recorded a liability of approximately $10 million as of September 30, 2012 related to estimated Medicaid DSH overpayments. We formally challenged the recovery of the overpayment and, during the three months ended December 31, 2012, we settled the matter for $1.5 million. As a result, we recognized a favorable adjustment to net operating revenues of approximately $8 million during the three months ended December 31, 2012.

During the three months ended December 31, 2012, certain of our Texas hospitals began to participate in the Texas 1115 demonstration waiver approved by CMS in December 2011 to replace the state’s Upper Payment Limit program. The waiver term covers state fiscal years September 1, 2012 through August 31, 2016, is funded by intergovernmental transfer payments from local government entities, and includes two funding pools — Uncompensated Care and Delivery System Reform Payment. We recognized $15 million of revenues associated with this 1115 waiver program during the three months ended December 31, 2012, which we have not yet received. Separately, during the same period we incurred $13 million of expenses related to funding indigent care services by certain of our Texas hospitals. The state is also negotiating with local government entities the amount of intergovernmental transfer funding that will be provided for the state’s Medicaid DSH program. In 2012, we recognized $32 million in revenues from the Texas 1115 waiver and DSH programs. We cannot provide any assurances as to the ultimate amount of revenues that our hospitals may receive from these programs in 2013.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2012, 2011 and 2010 are set forth in the table below:

	Years Ended December 31,
	2012		2011		2010
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$198	$148	$221	$127	$137	$111
Florida	178	61	184	60	194	55
Georgia	85	38	88	40	87	40
Pennsylvania	72	209	91	195	53	161
Missouri	70	5	52	5	81	6
Texas	67	123	64	114	66	109
North Carolina	40	—	23	—	26	—
South Carolina	34	25	40	22	61	20
Alabama	31	—	29	—	26	—
Tennessee	8	29	10	30	9	27
	$783	$638	$802	$593	$740	$529

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

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On August 2, 2012, CMS issued a notice updating the prospective payment rates for the Medicare inpatient psychiatric facility (“IPF”) PPS for FFY 2013 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment and policy changes:

•                  A net payment increase for IPFs of 1.9%, which reflects a market basket index increase of 2.7%, reduced by a productivity adjustment of 0.7% and an additional 0.1%, both as required by the Affordable Care Act, as well as other adjustments, including a budget neutrality reduction; and

•                  An increase in the outlier threshold from $7,340 to $11,600.

At December 31, 2012, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Notice will yield an average 0.8% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 0.2% increase in payments for psychiatric units of acute care hospitals located in urban areas for FFY 2013. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the 12 months ended September 30, 2012, the annual impact of all payment and policy changes in the IPF-PPS Notice on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

Payment Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 25, 2012, CMS issued a notice that further implements certain provisions of the Affordable Care Act and updates the prospective payment rates for the Medicare inpatient rehabilitation facility prospective payment system for FFY 2013 (“IRF-PPS Notice”). The IRF-PPS Notice includes the following payment changes:

•                  A net payment increase for IRFs of 1.9%, which reflects a market basket index increase of 2.7%, reduced by a productivity adjustment of 0.7% and an additional 0.1%, both as required by the Affordable Care Act, as well as other adjustments, including a budget neutrality reduction; and

•                  A decrease in the outlier threshold for high cost outlier cases from $10,660 to $10,466.

The IRF-PPS Notice also notes that the Affordable Care Act requires the Secretary of HHS to establish a quality reporting program for IRFs, and that IRFs that fail to comply with the quality data submission requirements, beginning in FFY 2014, will experience a 2% reduction in the annual payment update.

At December 31, 2012, eight of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Notice will result in an estimated total increase in aggregate IRF payments of 2.1%. This estimated increase includes an average 2.2% increase for rehabilitation units in hospitals located in urban areas for FFY 2013. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2012, the annual impact of the payment changes in the IRF-PPS Notice may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with IRF admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

Changes to the Medicare Physician Fee Schedule

On November 1, 2012, CMS issued the CY 2013 Medicare Physician Fee Schedule final rule detailing Medicare physician payment policies for 2013. The rule confirmed that, unless Congress intervened, Medicare’s physician payments were scheduled to decrease in January 2013 by 26.5%. The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, includes a provision to avert the 26.5% reduction for 2013. For additional information, see the disclosure regarding the American Taxpayer Relief Act of 2012 below.

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

CMS has identified the Medicare Fee-For-Service (“FFS”) program as a program at risk for significant erroneous payments. In 2010, the Medicare FFS paid claims error rate was estimated to be 10.5%, or approximately $34 billion in improper payments. As a result, in addition to the Recovery Audit Contractor (“RAC”) program, which currently performs post-payment claims reviews, CMS has recently established initiatives to prevent improper payments before a claim is processed. These initiatives include:

•                  A significant increase in the number of prepayment claims reviews performed by MACs; and

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

Affordable Care Act

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth and other reductions in Medicare program spending, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. On the other hand, the Affordable Care Act provides for significant reductions in Medicare market basket updates and reductions in Medicare and Medicaid DSH payments. Given that approximately 31.8% of our net patient revenues in 2012 were from Medicare and Medicaid, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act.

We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the law’s complexity, the limited amount of implementing regulations and interpretive guidance, uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage and uncertainty regarding future negotiations with payers.

Furthermore, many of the provisions of the Affordable Care Act that expand insurance coverage will not become effective until 2014 or later. In addition, the Affordable Care Act will result in increased state legislative and regulatory changes in order for states to participate in Medicaid expansion and the grants and other incentive opportunities under the law. At this time, we are unable to predict the timing and impact of changes resulting from actions individual states have taken or might take with respect to expanding Medicaid coverage.

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

The American Recovery and Reinvestment Act of 2009

The ARRA was enacted to stimulate the U.S. economy. One provision of ARRA provides financial incentives to hospitals and physicians to become “meaningful users” of electronic health records. The Medicare incentive payments to individual hospitals are made over a four-year, front-weighted transition period. The Medicaid incentive payments, which are administered by the states, are subject to more flexible payment and compliance standards than Medicare incentive payments; hospitals that achieve compliance between 2014 and 2015 will receive reduced incentive payments during the transition period.

We will be required to make investments in HIT through 2014 in excess of $600 million ($443 million of which had already been invested as of December 31, 2012) compared to approximately $320 million of Medicare and Medicaid EHR incentive payments, some of which we were able to recognize in 2012 and 2011, as described below. In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Much or all of these expenditures may have been made by us as a part of our clinical systems enhancements, but would not have been incurred in the timeline to comply with the incentive payment requirements of ARRA. However, we anticipate there will be other operational benefits that we can realize as a result of these HIT enhancements that are not included in the above amounts. Hospitals that fail to become meaningful users of EHRs or fail to submit quality data by 2015 will be subject to penalties in the form of a reduction to Medicare payments. This reduction, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to become meaningful users of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of approximately $12 million, $24 million and $36 million in 2015, 2016, and 2017 and subsequent years, respectively.

During the year ended December 31, 2012, 19 of our hospitals and certain of our employed physicians attested to meaningful use of certified EHR technology. As a result, we recognized approximately $40 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs. These incentives partially offset approximately $98 million of operating expenses we incurred in 2012 related to our overall HIT implementation program. The final Medicare EHR incentive payments are determined when the cost report that begins in the federal fiscal year during which the hospital achieved meaningful use is settled. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

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

The American Taxpayer Relief Act of 2012

The American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, includes the following provisions affecting hospital and physician Medicare payments:

•                  An extension of two months until April 1, 2013 of the automatic 2% reduction (referred to as “sequestration”) in Medicare payments required by the Budget Control Act of 2011;

•                  The so-called “doc fix,” which continues Medicare payments under the MPFS at CY 2012 levels through December 31, 2013; this measure averts a reduction of 26.5% as finalized in the 2013 MPFS final rule and as required by the SGR formula; and

•                  A requirement that the Secretary of HHS recover $11 billion in overpayments to providers related to IPPS documentation and coding improvements over no more than four years beginning in FFY 2014.

It remains uncertain as to whether the aforementioned sequestration adjustment will be triggered; however, additional action by Congress will be required to prevent it from occurring or to terminate it. It is likely that if sequestration is avoided or terminated, other payment reductions affecting our hospitals and physicians could be enacted. We cannot predict what other action Congress might take to address federal spending or the impact those actions could have on our operations or cash flows; however, it is likely that additional reductions to Medicare payments to hospitals and modifications to health care entitlement program eligibility will be among the items considered in spending reduction discussions. Also, we cannot predict the timing of or how CMS will administer the aforementioned documentation and coding overpayment recovery. We expect the details of the recovery to be included in the FFY 2014 IPPS rulemaking.

Medicare and Medicaid Recovery Audit Contractor Initiatives

Section 302 of the Tax Relief and Health Care Act of 2006 authorized a permanent program involving the use of third-party recovery audit contractors (“RACs”) to identify Medicare overpayments and underpayments made to providers. RACs are compensated based on the amount of both overpayments and underpayments they identify by reviewing claims submitted to Medicare for correct coding and medical necessity. CMS must approve new issues prior to widespread review by the RACs. Historically, RACs have conducted claims reviews on a post-payment basis. In February 2012, CMS announced that it is moving forward with a RAC prepayment demonstration in 11 states. We have been advised by CMS that only our hospitals located in Texas and Pennsylvania will be included in the RAC prepayment review demonstration project. At commencement of the demonstration in August 2012, prepayment review was limited to short stays in a single MS-DRG, and CMS has stated that it will be reviewing only a small percentage of claims within that MS-DRG. Once fully implemented, the demonstration project will conduct prepayment review of eight MS-DRGs. We have established protocols to respond to RAC requests and payment denials. Payment recoveries resulting from RAC reviews are appealable through administrative and judicial processes, and we intend to pursue the reversal of adverse determinations where appropriate. In addition to overpayments that are not reversed on appeal, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. We expect that the RACs will continue to seek CMS approval to review additional issues.

In addition to increasing funding for the CMS Medicaid Integrity Program, which employs Medicaid Integrity Contractors to audit Medicaid claims, the Affordable Care Act expanded the RAC program’s scope to include Medicare Advantage plans and Medicaid claims beginning in 2012. We cannot predict with certainty the impact of these program safeguard activities on our future results of operations or cash flows.

MedPAC Report to Congress

On January 22, 2013, the Medicare Payment Advisory Commission (“MedPAC”) issued its annual Report to Congress. The report included one recommendation affecting hospitals, which is that Congress should increase payment rates for the inpatient and outpatient prospective payment systems in 2014 by 1.0%. Although briefly addressed in its recommendations, MedPAC did not recommend that payments for evaluation and management services provided in the outpatient setting be reduced to match payments for such evaluation and management services paid under the physician fee schedule.

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

The amount of our managed care net patient revenues during the years ended December 31, 2012, 2011 and 2010 was $5.4 billion, $5.1 billion and $4.9 billion, respectively. Approximately 63% of our managed care net patient revenues for the year ended December 31, 2012 was derived from our top ten managed care payers. National payers generate approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2012 and 2011 approximately 52% and 56%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2012, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the year ended December 31, 2012 our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 79% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both December 31, 2012 and 2011, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

In July 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. Under the Dodd-Frank Act, a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The legislation gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which Conifer’s operations could be affected by these developments.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2012, 2011 and 2010 were approximately $437 million, $395 million and $368 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2012, 2011 and 2010 were approximately $283 million, $255 million and $178 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2012, 2011 and 2010 were $133 million, $117 million and $113 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Increase (Decrease)
Net operating revenues:
General hospitals	$9,436	$9,061	$375
Other operations	468	310	158
Net operating revenues before provision for doubtful accounts	9,904	9,371	533
Less provision for doubtful accounts	785	717	68
Net operating revenues	9,119	8,654	465
Operating expenses:
Salaries, wages and benefits	4,257	4,015	242
Supplies	1,552	1,548	4
Other operating expenses, net	2,147	2,020	127
Electronic health record incentives	(40)	(55)	15
Depreciation and amortization	430	398	32
Impairment of long-lived assets and goodwill, and restructuring charges	19	20	(1)
Litigation and investigation costs	5	55	(50)
Operating income	$749	$653	$96

	Years Ended December 31,
	2012	2011	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	46.7%	46.4%	0.3%
Supplies	17.0%	17.9%	(0.9)%
Other operating expenses, net	23.5%	23.4%	0.1%
Electronic health record incentives	(0.4)%	(0.6)%	0.2%
Depreciation and amortization	4.7%	4.6%	0.1%
Impairment of long-lived assets and goodwill, and restructuring charges	0.2%	0.2%	—%
Litigation and investigation costs	0.1%	0.6%	(0.5)%
Operating income	8.2%	7.5%	0.7%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 95% and 97% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2012 and 2011, respectively.

Net operating revenues from our other operations were $468 million and $310 million in the years ended December 31, 2012 and 2011, respectively. The increase in net operating revenues from other operations during 2012 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $8 million for each of the years ended December 31, 2012 and 2011.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	506,485	507,834	(0.3)%
Adjusted patient admissions(1)	796,874	780,026	2.2%
Paying admissions (excludes charity and uninsured)	470,756	473,943	(0.7)%
Charity and uninsured admissions	35,729	33,891	5.4%
Admissions through emergency department	312,902	306,424	2.1%
Paying admissions as a percentage of total admissions	92.9%	93.3%	(0.4)%	(2)
Charity and uninsured admissions as a percentage of total admissions	7.1%	6.7%	0.4%	(2)
Emergency department admissions as a percentage of total admissions	61.8%	60.3%	1.5%	(2)
Surgeries — inpatient	141,288	144,665	(2.3)%
Surgeries — outpatient	239,667	217,621	10.1%
Total surgeries	380,955	362,286	5.2%
Patient days — total	2,368,916	2,413,245	(1.8)%
Adjusted patient days(1)	3,693,828	3,673,447	0.6%
Average length of stay (days)	4.68	4.75	(1.5)%
Number of hospitals (at end of period)	49	49	—	(2)
Licensed beds (at end of period)	13,216	13,119	0.7%
Average licensed beds	13,187	13,115	0.5%
Utilization of licensed beds(3)	49.1%	50.4%	(1.3)%	(2)

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the 2012 and 2011 amounts shown.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	4,167,114	3,954,016	5.4%
Paying visits (excludes charity and uninsured)	3,728,402	3,554,231	4.9%
Charity and uninsured visits	438,712	399,785	9.7%
Emergency department visits	1,555,102	1,457,250	6.7%
Surgery visits	239,667	217,621	10.1%
Paying visits as a percentage of total visits	89.5%	89.9%	(0.4)%	(1)
Charity and uninsured visits as a percentage of total visits	10.5%	10.1%	0.4%	(1)

(1)         The change is the difference between the 2012 and 2011 amounts shown.

	Years Ended December 31,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$9,119	$8,654	5.4%
Revenues from the uninsured	$636	$607	4.8%
Net inpatient revenues(1)	$6,200	$6,028	2.9%
Net outpatient revenues(1)	$3,167	$2,928	8.2%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $269 million and $271 million for the years ended December 31, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $367 million and $336 million for the years ended December 31, 2012 and 2011, respectively.

	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,241	$11,870	3.1%
Net inpatient revenue per patient day	$2,617	$2,498	4.8%
Net outpatient revenue per visit	$760	$741	2.6%
Net patient revenue per adjusted patient admission(1)	$11,755	$11,482	2.4%
Net patient revenue per adjusted patient day(1)	$2,536	$2,438	4.0%

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$785	$717	9.5%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.7%	0.2%	(1)
Collection rate on self-pay accounts(2)	28.9%	27.7%	1.2%	(1)
Collection rate on commercial managed care accounts	98.0%	98.2%	(0.2)%	(1)

(1)         The change is the difference between the 2012 and 2011 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Years Ended December 31,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$3,983	$3,792	5.0%
Supplies	1,552	1,548	0.3%
Other operating expenses	2,040	1,946	4.8%
Total	$7,575	$7,286	4.0%
Conifer
Salaries, wages and benefits	$274	$223	22.9%
Other operating expenses	107	74	44.6%
Total	$381	$297	28.3%
Total
Salaries, wages and benefits	$4,257	$4,015	6.0%
Supplies	1,552	1,548	0.3%
Other operating expenses	2,147	2,020	6.3%
Total	$7,956	$7,583	4.9%
Rent/lease expense(1)
Hospital Operations and other	$144	$132	9.1%
Conifer	12	11	9.1%
Total	$156	$143	9.1%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,078	$1,032	4.5%
Supplies per adjusted patient day(2)	420	421	(0.2)%
Other operating expenses per adjusted patient day(2)	553	530	4.3%
Total per adjusted patient day	$2,051	$1,983	3.4%
Salaries, wages and benefits per adjusted patient admission(2)	$4,998	$4,861	2.8%
Supplies per adjusted patient admission(2)	1,948	1,985	(1.9)%
Other operating expenses per adjusted patient admission(2)	2,560	2,495	2.6%
Total per adjusted patient admission	$9,506	$9,341	1.8%

(1)         Included in other operating expenses.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

REVENUES

During the year ended December 31, 2012, net operating revenues before provision for doubtful accounts increased 5.7%, which included a 4.6% increase in net patient revenues, compared to the year ended December 31, 2011. Increases in pricing were the largest contributing factors, resulting in a 4.0% increase in net patient revenues, while increases in our overall volumes resulted in a 0.6% increase in net patient revenues.

Our net inpatient revenues for the year ended December 31, 2012 increased by 2.9% compared to the year ended December, 31, 2011. Several factors impacted our net inpatient revenues in the 2012 period compared to the 2011 period, including:

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Medicaid DSH and other state-funded subsidy revenues of $283 million in the year ended December 31, 2012 compared to $255 million in the year ended December 31, 2011;

•                  Favorable adjustments of approximately $81 million in the year ended December 31, 2012 related to the aforementioned Medicare Budget Neutrality Settlement; and

•                  An unfavorable shift in our total payer mix.

Patient days decreased by 1.8% and total admissions decreased by 0.3% during the year ended December 31, 2012 compared to the year ended December 31, 2011. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Net outpatient revenues and total outpatient visits increased 8.2% and 5.4%, respectively, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The growth in our outpatient revenues and volumes was related to both organic growth and growth from acquisitions. Net outpatient revenue per visit increased 2.6% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

Our Conifer subsidiary generated net operating revenues of $488 million and $340 million for the years ended December 31, 2012 and 2011, respectively, a portion of which was eliminated in consolidation as described in Note 20 to the Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients, expanded service offerings and acquisitions.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.9% for the year ended December 31, 2012 compared to 7.7% for the year ended December 31, 2011. The increase in provision for doubtful accounts primarily related to increased uninsured patient volumes, partially offset by the impact of a 120 basis point improvement in our collection rate on self-pay accounts.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$172	$—	$172	$166	$—	$166
Medicaid	116	—	116	118	—	118
Net cost report settlements payable and valuation allowances	(24)	—	(24)	(39)	—	(39)
Managed care	769	72	697	760	67	693
Self-pay uninsured	204	178	26	215	190	25
Self-pay balance after insurance	143	78	65	134	77	57
Estimated future recoveries from accounts assigned to our Conifer subsidiary	88	—	88	62	—	62
Other payers	264	68	196	212	48	164
Total continuing operations	1,732	396	1,336	1,628	382	1,246
Total discontinued operations	14	5	9	47	15	32
	$1,746	$401	$1,345	$1,675	$397	$1,278

We provide revenue cycle management and patient communications services, among others, through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At December 31, 2012, our collection rate on self-pay accounts was approximately 28.9%. We experienced a relatively stable self-pay collection rate during 2011 and 2012 as follows: 27.8% at March 31, 2011; 27.9% at June 30, 2011; 27.7% at both September 30, 2011 and December 31, 2011; 27.9% at March 31, 2012; 28.5% at June 30, 2012; and 28.8% at September 30, 2012. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at December 31, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.0% at December 31, 2012 and 98.2% at December 31, 2011.

Conifer continues to focus on revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre-registration, registration, verification of eligibility and benefits, liability identification and collection at point-of-service, and financial counseling. The goals of the effort are focused on reducing denials, improving service levels to patients and increasing the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.360 billion and $1.285 billion at December 31, 2012 and 2011, respectively, excluding cost report settlements payable and valuation allowances of $24 million and $39 million at December 31, 2012 and 2011, respectively:

	December 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	63%	75%	31%	68%
61-120 days	3%	18%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 53 days at both December 31, 2012 and 2011, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2012, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.2 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 90% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2012 and 2011 by aging category:

	December 31,
	2012	2011
0-60 days	$99	$82
61-120 days	22	18
121-180 days	5	7
Over 180 days	16	15
Total	$142	$122

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Salaries, wages and benefits per adjusted patient admission increased 2.8% in the year ended December 31, 2012 compared to the same period in 2011. This increase is primarily due to an increase in the number of physicians we employ, annual merit and contractual wage increases for our employees, increased contract labor costs, increased annual incentive compensation expense, increased workers’ compensation expense, increased health benefits costs and increased employee-related costs associated with our HIT implementation program, partially offset by decreased overtime expense. Included in salaries, wages and benefits expense in 2012 is $1 million of expense due to a 17 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’

compensation liabilities, compared to a $4 million unfavorable adjustment as a result of a 136 basis point decrease in the interest rate in the year ended December 31, 2011. Salaries, wages and benefits expense for the years ended December 31, 2012 and 2011 also included stock-based compensation expense of $32 million and $24 million, respectively.

Salaries, wages and benefits expense for our Conifer segment increased by 22.9% in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two recent business acquisitions.

As of December 31, 2012, approximately 29% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 25 of our hospitals, the majority of which are in California and Florida. We have no expired contracts at this time; however, we are in the process of negotiating new contracts where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased 0.9% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Supplies expense per adjusted patient admission decreased 1.9% in the year ended December 31, 2012 compared to the same period in 2011. Supplies expense was favorably impacted by lower pharmaceutical costs and a decline in orthopedic and cardiology-related costs due to renegotiated prices, partially offset by increased costs of implants and surgical supplies. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 23.5% in the year ended December 31, 2012 compared to 23.4% in the year ended December 31, 2011. Other operating expenses per adjusted patient admission increased by 2.6% in the year ended December 31, 2012 compared to the same period in 2011. The increase in other operating expenses for our Hospital Operations and other segment is primarily due to:

•                    increased costs of contracted services ($33 million), primarily due to additional physician practices we acquired;

•                    higher consulting and legal costs of $23 million, which includes costs related to the aforementioned Medicare Budget Neutrality Settlement and various managed care payer settlements;

•                    increased systems implementation costs ($17 million) primarily related to our HIT implementation program;

•                    increased rent and lease expenses ($14 million);

•                    $13 million of costs associated with funding indigent care services by certain of our Texas hospitals beginning in the three months ended December 31, 2012; and

•                    gains totaling $4 million from the sale of land and buildings in the 2012 period compared to gains of $8 million from the sale of a building at the former campus of one of our hospitals and a medical office building in the 2011 period.

These increases were partially offset by decreased physician relocation expenses ($9 million).

Malpractice expense was $92 million in the year ended December 31, 2012, which included an unfavorable adjustment of approximately $2 million due to a 17 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to malpractice expense of $108 million in the year ended December 31, 2011, which included an unfavorable adjustment of approximately $17 million due to a 136 basis point decrease in the interest rate. The amount of malpractice expense in the year ended December 31, 2012 may not necessarily be indicative of malpractice expense amounts in future years due to changes in loss experience and interest rates used to estimate the discounted present value of projected future malpractice liabilities.

Other operating expenses for our Conifer segment increased by 44.6% in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to additional operating expenses related to the new CHI partnership and Conifer’s two recent business acquisitions.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2012, we recorded net impairment and restructuring charges of $19 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million relating to other impairment charges, $8 million of employee severance costs and $6 million of other related costs.

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $20 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. In addition, we recorded impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $1 million of other related costs.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the year ended December 31, 2012 were $5 million compared to $55 million for the year ended December 31, 2011. The 2012 amount primarily related to costs associated with various legal proceedings and governmental reviews. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described in Note 15 to the accompanying Consolidated Financial Statements, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim and costs to defend the Company in various matters.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2012 was $412 million compared to $375 million for the year ended December 31, 2011. The increase primarily related to a $30 million favorable impact from an interest rate swap agreement we terminated in August 2011. During the year ended December 31, 2011, the interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement. See Note 6 to the accompanying Consolidated Financial Statements for additional information about this agreement.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2012, we recorded a loss from early extinguishment of debt of approximately $4 million, primarily related to the difference between the purchase prices and the par values of the $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 that we purchased during the period. During the year ended December 31, 2011, we recorded a loss from early extinguishment of debt of approximately $117 million, primarily related to the difference between the purchase prices and the par values of the $713 million aggregate principal amount of 9% senior secured notes due 2015 that we purchased during the period, as well as the write-off of unamortized note discounts and issuance costs.

INCOME TAX EXPENSE

During the year ended December 31, 2012, we recorded income tax expense of $125 million compared to $61 million during the year ended December 31, 2011. See Note 16 to the accompanying Consolidated Financial Statements for additional information about income taxes.

DISCONTINUED OPERATIONS: IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES

During the year ended December 31, 2012, we recorded an impairment charge in discontinued operations of $100 million related to the sale of Creighton University Medical Center, consisting of $98 million for the write-down of long-lived assets to their estimated fair values and a $2 million charge for the write-down of goodwill.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net loss (income) attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment of long-lived assets and goodwill, and restructuring charges; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net income attributable to Tenet Healthcare Corporation common shareholders	$141	$58
Less: Net loss (income) attributable to noncontrolling interests	19	(12)
Preferred stock dividends	(11)	(24)
Loss from discontinued operations, net of tax	(76)	(9)
Income from continuing operations	209	103
Income tax expense	(125)	(61)
Investment earnings	1	3
Loss from early extinguishment of debt	(4)	(117)
Interest expense	(412)	(375)
Operating income	749	653
Litigation and investigation costs	(5)	(55)
Impairment of long-lived assets and goodwill, and restructuring charges	(19)	(20)
Depreciation and amortization	(430)	(398)
Adjusted EBITDA	$1,203	$1,126

Net operating revenues	$9,119	$8,654

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	13.2%	13.0%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Net operating revenues:
General hospitals	$9,061	$8,756	$305
Other operations	310	236	74
Net operating revenues before provision for doubtful accounts	9,371	8,992	379
Less provision for doubtful accounts	717	727	(10)
Net operating revenues	8,654	8,265	389
Operating expenses:
Salaries, wages and benefits	4,015	3,830	185
Supplies	1,548	1,542	6
Other operating expenses, net	2,020	1,857	163
Electronic health record incentives	(55)	—	(55)
Depreciation and amortization	398	380	18
Impairment of long-lived assets and goodwill, and restructuring charges, net	20	10	10
Litigation and investigation costs	55	12	43
Operating income	$653	$634	$19

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	46.4%	46.3%	0.1%
Supplies	17.9%	18.7%	(0.8)%
Other operating expenses, net	23.4%	22.5%	0.9%
Electronic health record incentives	(0.6)%	—%	(0.6)%
Depreciation and amortization	4.6%	4.6%	—%
Impairment of long-lived assets and goodwill, and restructuring charges, net	0.2%	0.1%	0.1%
Litigation and investigation costs	0.6%	0.1%	0.5%
Operating income	7.5%	7.7%	(0.2)%

Revenues from our general hospitals represented approximately 97% of our total net operating revenues before provision for doubtful accounts for both of the years ended December 31, 2011 and 2010.

Net operating revenues from our other operations were $310 million and $236 million in the years ended December 31, 2011 and 2010, respectively. The increase in net operating revenues from other operations during 2011 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings for unconsolidated affiliates, included in our net operating revenues from other operations, were $8 million and $5 million for the years ended December 31, 2011 and 2010, respectively.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Total admissions	507,834	504,955	0.6%
Adjusted patient admissions(1)	780,026	767,047	1.7%
Paying admissions (excludes charity and uninsured)	473,943	471,563	0.5%
Charity and uninsured admissions	33,891	33,392	1.5%
Admissions through emergency department	306,424	296,763	3.3%
Paying admissions as a percentage of total admissions	93.3%	93.4%	(0.1)%	(2)

	Years Ended December 31,
Admissions, Patient Days and Surgeries	2011	2010	Increase (Decrease)
Charity and uninsured admissions as a percentage of total admissions	6.7%	6.6%	0.1%	(2)
Emergency department admissions as a percentage of total admissions	60.3%	58.8%	1.5%	(2)
Surgeries — inpatient	144,665	147,336	(1.8)%
Surgeries — outpatient	217,621	207,510	4.9%
Total surgeries	362,286	354,846	2.1%
Patient days — total	2,413,245	2,431,400	(0.7)%
Adjusted patient days(1)	3,673,447	3,664,220	0.3%
Average length of stay (days)	4.75	4.82	(1.5)%
Number of hospitals (at end of period)	49	49	—	(2)
Licensed beds (at end of period)	13,119	13,094	0.2%
Average licensed beds	13,115	13,096	0.1%
Utilization of licensed beds(3)	50.4%	50.9%	(0.5)%	(2)

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the 2011 and 2010 amounts shown.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
Outpatient Visits	2011	2010	Increase (Decrease)
Total visits	3,954,016	3,836,777	3.1%
Paying visits (excludes charity and uninsured)	3,554,231	3,443,718	3.2%
Charity and uninsured visits	399,785	393,059	1.7%
Emergency department visits	1,457,250	1,403,515	3.8%
Surgery visits	217,621	207,510	4.9%
Paying visits as a percentage of total visits	89.9%	89.8%	0.1%	(1)
Charity and uninsured visits as a percentage of total visits	10.1%	10.2%	(0.1)%	(1)

(1)         The change is the difference between the 2011 and 2010 amounts shown.

	Years Ended December 31,
Revenues	2011	2010	Increase (Decrease)
Net operating revenues	$8,654	$8,265	4.7%
Revenues from the uninsured	$607	$631	(3.8)%
Net inpatient revenues(1)	$6,028	$5,790	4.1%
Net outpatient revenues(1)	$2,928	$2,851	2.7%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $271 million and $257 million for the years ended December 31, 2011 and 2010, respectively. Net outpatient revenues include self-pay revenues of $336 million and $374 million for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2011	2010	Increase (Decrease)
Net inpatient revenue per admission	$11,870	$11,466	3.5%
Net inpatient revenue per patient day	$2,498	$2,381	4.9%
Net outpatient revenue per visit	$741	$743	(0.3)%
Net patient revenue per adjusted patient admission(1)	$11,482	$11,265	1.9%
Net patient revenue per adjusted patient day(1)	$2,438	$2,358	3.4%

(1)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
Provision for Doubtful Accounts	2011	2010	Increase (Decrease)
Provision for doubtful accounts	$717	$727	(1.4)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.7%	8.1%	(0.4	)%(1)
Collection rate on self-pay accounts(2)	27.7%	28.2%	(0.5	)%(1)
Collection rate on commercial managed care accounts	98.2%	98.4%	(0.2	)%(1)

(1)         The change is the difference between the 2011 and 2010 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Years Ended December 31,
Selected Operating Expenses	2011	2010	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$3,792	$3,664	3.5%
Supplies	1,548	1,542	0.4%
Other operating expenses	1,946	1,783	9.1%
Total	$7,286	$6,989	4.2%
Conifer
Salaries, wages and benefits	$223	$166	34.3%
Other operating expenses	74	74	—%
Total	$297	$240	23.8%
Total
Salaries, wages and benefits	$4,015	$3,830	4.8%
Supplies	1,548	1,542	0.4%
Other operating expenses	2,020	1,857	8.8%
Total	$7,583	$7,229	4.9%
Rent/lease expense(1)
Hospital Operations and other	$132	$121	9.1%
Conifer	11	13	(15.4)%
Total	$143	$134	6.7%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,032	$1,000	3.2%
Supplies per adjusted patient day(2)	421	421	—%
Other operating expenses per adjusted patient day(2)	530	486	9.1%
Total per adjusted patient day	$1,983	$1,907	4.0%
Salaries, wages and benefits per adjusted patient admission(2)	$4,861	$4,777	1.8%
Supplies per adjusted patient admission(2)	1,985	2,010	(1.2)%
Other operating expenses per adjusted patient admission(2)	2,495	2,325	7.3%
Total per adjusted patient admission	$9,341	$9,112	2.5%

(1)         Included in other operating expenses.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

REVENUES

During the year ended December 31, 2011, net operating revenues before provision for doubtful accounts from continuing operations increased 4.2%, which included a 3.6% increase in net patient revenues, compared to the year ended December 31, 2010. Increases in pricing were the largest contributing factors, resulting in a 3.4% increase in net patient revenues, while increases in our inpatient admissions and outpatient visits resulted in a 0.2% increase in net patient revenues.

Our net inpatient revenues for the year ended December 31, 2011 increased by 4.1% compared to the year ended December 31, 2010. Several factors impacted our net inpatient revenues in the 2011 period compared to the 2010 period, including:

•                  Medicaid DSH payments and other state-funded subsidy revenues of $255 million in the year ended December 31, 2011 compared to $178 million in the year ended December 31, 2010 (significant changes in DSH revenues included: (i) $91 million of additional revenues, net of provider fees and other expenses, related to California’s provider fee programs, which were recorded in the year ended December 31, 2011 because CMS issued the final required federal approval of the programs in 2011; (ii) a $33 million increase in the year ended December 31, 2011 related to our Pennsylvania hospitals, primarily due to the Pennsylvania provider fee program that was approved by CMS in 2011; and (iii) a $22 million reduction in the year ended December 31, 2011 primarily due to a new regulation issued by the State of Missouri);

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  Increased Medicaid-related admissions, the reimbursement for which is lower than other payers;

•                    A $3 million unfavorable patient revenue adjustment in the year ended December 31, 2011 related to the portion of our bad debts that will not be reimbursed by Medicare compared to $11 million in unfavorable adjustments for the year ended December 31, 2010;

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

Patient days decreased by 0.7%, while total admissions increased by 0.6%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. We believe the following factors contributed to the changes in our inpatient volume levels: (1) weak economic conditions, which we believe adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting; and (4) strategic reduction of services related to our Targeted Growth Initiative, which seeks to de-emphasize or eliminate less profitable service lines.

Net outpatient revenues and total outpatient visits increased 2.7% and 3.1%, respectively, during the year ended December 31, 2011 compared to the year ended December 31, 2010. The growth in our outpatient revenues and volumes was substantially related to the acquisition of various outpatient centers during 2010 and 2011. Outpatient revenue per visit declined 0.3% primarily due to the provision of lower acuity services by outpatient centers we acquired in 2010 and 2011, as well as an unfavorable shift in our total outpatient payer mix, including a decline in managed care outpatient visits as a percentage of total outpatient visits in the year ended December 31, 2011 as compared to the same period in 2010.

Our Conifer subsidiary generated net operating revenues of $340 million and $255 million for the years ended December 31, 2011 and 2010, respectively, a portion of which was eliminated in consolidation as described in Note 20 to the Consolidated Financial Statements.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.7% for the year ended December 31, 2011 compared to 8.1% for the year ended December 31, 2010. Key factors contributing to the change in the provision for doubtful accounts for the year ended December 31, 2011 compared to the same period in 2010 include (i) a $24 million decrease in revenues from the uninsured in the 2011 period compared to the same period in 2010, (ii) a $12 million favorable adjustment in the 2011 period for Medicare bad debts to be claimed on our cost reports compared to $36 million in the 2010 period, and (iii) a lower collection rate on self-pay accounts in the 2011 period compared to the 2010 period. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, declined to approximately 27.7% as of December 31, 2011 from 28.2% as of December 31, 2010.

The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$166	$—	$166	$155	$—	$155
Medicaid	118	—	118	114	—	114
Net cost report settlements payable and valuation allowances	(39)	—	(39)	(26)	—	(26)
Managed care	760	67	693	698	58	640
Self-pay uninsured	215	190	25	190	169	21
Self-pay balance after insurance	134	77	57	117	65	52
Estimated future recoveries from accounts assigned to our Conifer subsidiary	62	—	62	32	—	32
Other payers	212	48	164	159	37	122
Total continuing operations	1,628	382	1,246	1,439	329	1,110
Total discontinued operations	47	15	32	56	23	33
	$1,675	$397	$1,278	$1,495	$352	$1,143

At December 31, 2011, our collection rate on self-pay accounts was approximately 27.7%. We experienced a downward trend in our self-pay collection rate from 2010 through 2011, as follows: 29.8% at March 31, 2010; 29.4% at June 30, 2010; 29.0% at September 30, 2010; 28.2% at December 31, 2010; 27.8% at March 31, 2011; 27.9% at June 30, 2011; and 27.7% at September 30, 2011. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at December 31, 2011, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $6 million.

Our estimated collection rate from managed care payers was approximately 98.2% and 98.4% at December 31, 2011 and 2010, respectively. We experienced a temporary slowdown in collections related to commercial and governmental managed care accounts receivable in the year ended December 31, 2011 as a result of a revenue cycle operational realignment we initiated that resulted in the closure of two of our service centers.

The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.285 billion and $1.136 billion at December 31, 2011 and December 31, 2010, respectively, excluding cost report settlements payable and valuation allowances of $39 million and $26 million at December 31, 2011 and December 31, 2010, respectively:

	December 31, 2011
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	63%	75%	31%	68%
61-120 days	3%	18%	12%	17%	12%
121-180 days	2%	9%	5%	10%	6%
Over 180 days	2%	10%	8%	42%	14%
Total	100%	100%	100%	100%	100%

	December 31, 2010
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	96%	70%	79%	38%	74%
61-120 days	3%	22%	12%	20%	13%
121-180 days	1%	8%	4%	10%	5%
Over 180 days	—%	—%	5%	32%	8%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 53 days at December 31, 2011 and 50 days at December 31, 2010, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2011, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.6 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

The following table shows the approximate amount of accounts receivable in Conifer’s Medical Eligibility Program, still awaiting determination of eligibility under a government program at December 31, 2011 and 2010 by aging category:

	December 31,
	2011	2010
0-60 days	$82	$95
61-120 days	18	19
121-180 days	7	7
Over 180 days	15	12
Total	$122	$133

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased by 0.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Salaries, wages and benefits per adjusted patient admission increased 1.8% in the year ended December 31, 2011 as compared to the same period in 2010. This increase is primarily due to annual merit increases for our employees, as well as an increase in the number of physicians we employ, increased overtime costs, increased health benefits costs, increased 401(k) plan expense and increased employee-related costs associated with our HIT implementation program, partially offset by reductions in workers’ compensation expense and annual incentive compensation expense, in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Included in salaries, wages and benefits expense in 2011 is $4 million of expense due to a 136 basis point decrease in the interest rate used to estimate the discounted present value of projected future workers’ compensation liabilities. Salaries, wages and benefits expense for the years ended December 31, 2011 and 2010 also included stock-based compensation expense of $24 million and $22 million, respectively.

SUPPLIES

Supplies expense as a percentage of net operating revenues was 17.9% for the year ended December 31, 2011 compared to 18.7% for the year ended December 31, 2010. Supplies expense per adjusted patient admission decreased by 1.2% in the year ended December 31, 2011 compared to the same period in 2010. Supplies expense was unfavorably impacted by the higher cost of pharmaceuticals and increased costs of surgical supplies, partially offset by decreases in cardiology-related costs due to renegotiated prices and lower volume levels. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 23.4% in the year ended December 31, 2011 compared to 22.5% in the year ended December 31, 2010. Other operating expenses per adjusted patient admission increased by

7.3% in the year ended December 31, 2011 as compared to the same period in 2010. This change is due in part to a $51 million increase in malpractice expense in the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in malpractice expense is primarily attributable to several large unfavorable case reserve adjustments in the 2011 period as compared to the prior-year period, as well as a $17 million unfavorable adjustment due to a 136 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities in the year ended December 31, 2011. There were also increases in other operating expenses due to:

•                    increased physician and medical fees ($28 million);

•                    increased costs of contracted services ($25 million);

•                    increased systems implementation costs and information technology service contract expenses primarily related to our HIT implementation program ($16 million);

•                    increased rent and lease expense ($9 million);

•                    increased physician relocation and income guarantee costs ($9 million);

•                    a favorable adjustment of $10 million in the 2010 period related to the estimated recovery of the employer portion of certain payroll taxes paid prior to April 2005 on behalf of medical residents;

•                    increased hospital provider fees assessed by certain states in which we operate ($4 million, which were substantially offset by additional DSH payments recognized in net patient revenues);

•                    increased repairs and maintenance expense ($14 million); and

•                    a reduction in information systems and business office costs allocable to discontinued operations ($2 million).

These increases were partially offset by $7 million of lower consulting costs and gains of $8 million from the sale of a building at the former campus of one of our hospitals and a medical office building.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL, AND RESTRUCTURING CHARGES, NET

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $20 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. In addition, we recorded impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $1 million of other related costs.

During the year ended December 31, 2010, we recorded net impairment and restructuring charges of $10 million. This amount included a $5 million net impairment charge for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Form 10-K for the year ended December 31, 2010 that, unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2011 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continued to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $25 million as of December 31, 2010 after recording the impairment charge. In addition, we recorded a $5 million net impairment charge in connection with the sale of nine medical office buildings in Florida and $2 million in employee severance and other related costs. These charges were partially offset by a $2 million credit related to the collection of a note receivable due from a buyer of one of our previously divested hospitals, which had been fully reserved in a prior year.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the year ended December 31, 2011 were $55 million compared to $12 million for the year ended December 31, 2010. The 2011 amount is comprised of costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described in Note 15 to the Consolidated Financial Statements, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim, and costs to defend the Company in various matters. The 2010 costs primarily related to costs to defend the Company in various matters and changes in reserve estimates established in connection with certain governmental reviews, as well as costs associated with our evaluation of the unsolicited acquisition proposal received in November 2010.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2011 was $375 million compared to $424 million for the year ended December 31, 2010. The decrease in interest expense primarily relates to our repurchases of outstanding senior notes during 2010 and the $30 million favorable impact from an interest rate swap agreement we terminated in August 2011. During the year ended December 31, 2011, the interest rate swap agreement generated approximately $8 million of cash interest savings and a $22 million gain on the settlement of the agreement. See Note 6 to the Consolidated Financial Statements for additional information about this agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2012:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
	(In Millions)
Long-term debt(1)	$8,093	$458	$462	$848	$352	$352	$5,621
Capital lease obligations(1)	119	39	44	23	3	3	7
Long-term non-cancelable operating leases	439	118	77	58	48	35	103
Standby letters of credit	154	154	—	—	—	—	—
Guarantees(2)	126	68	28	18	11	1	—
Asset retirement obligations	145	—	—	—	—	—	145
Academic affiliation agreements(3)	183	34	20	17	17	17	78
Tax liabilities	30	—	—	—	—	—	30
Supplemental executive retirement plan obligations	524	20	20	20	21	20	423
Information technology contract services	1,427	189	166	156	159	162	595
Purchase orders	219	219	—	—	—	—	—
Total(4)	$11,459	$1,299	$817	$1,140	$611	$590	$7,002

(1)         Includes interest through maturity date/lease termination.

(2)         Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)         These agreements contain various rights and termination provisions.

(4)         Professional liability and workers’ compensation reserves have been excluded from the table. At December 31, 2012, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $64 million and $292 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $31 million and $150 million, respectively.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2012:

•                  We entered into a $14 million commitment during the three months ended March 31, 2012 for future professional services to be provided to us and licensed software fees related to our initiative to achieve full compliance with the ARRA HIT requirements.

•                  We sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020 in October 2012. The 4 3/4% senior secured notes will mature on June 1, 2020, and the 6 3/4% senior notes will mature on February 1, 2020. We will pay interest on the 4 3/4% senior secured notes semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2013. We will pay interest on the 6 3/4% senior notes semi-annually in arrears on February 1 and August 1 of each year; payments commenced on February 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds were used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

•                  We entered into non-cancellable capital leases of approximately $88 million, primarily for equipment.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2012, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.1x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $508 million, $475 million and $476 million in the years ended December 31, 2012, 2011 and 2010, respectively, which included $2 million, $8 million and $30 million in the years ended December 31, 2012, 2011 and 2010, respectively, related to discontinued operations. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2013 will total approximately $550 million to $600 million, including $98 million that was accrued as a liability at December 31, 2012. Our budgeted 2013 capital expenditures include approximately $32 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $38 million more on such improvements over the next three years.

During the year ended December 31, 2012, we acquired as part of our Hospital Operations and other segment a diagnostic imaging center, an oncology center, an urgent care center, a health plan, a cyberknife center in which we previously held a noncontrolling interest, a majority interest in nine ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as 20 physician practice entities and a physician practice management company in which we previously held a noncontrolling interest. Also during the year ended December 31, 2012, our Conifer segment acquired an information management and services company and a hospital revenue cycle management business. The fair value of the consideration conveyed in the acquisitions was $211 million.

Interest payments, net of capitalized interest, were $376 million, $347 million and $402 million in the years ended December 31, 2012, 2011 and 2010, respectively. Interest payments were lower in the 2011 period due to our repurchases of outstanding senior notes during 2010 and the favorable impact from an interest rate swap agreement we terminated in August 2011.

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

Income tax payments, net of tax refunds, were approximately $13 million in the year ended December 31, 2012 compared to approximately $10 million in the year ended December 31, 2011. At December 31, 2012, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.5 billion pretax expiring in 2024 to 2029, (2) approximately $19 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 to 2032, and (4) state NOL carryforwards of $3.2 billion expiring in 2012 to 2032 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $34 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our Company occur during a rolling three-year period. These ownership changes include the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

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

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2012 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $364 million of cash and cash equivalents on hand at December 31, 2012 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $646 million based on our borrowing base calculation as of December 31, 2012.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $593 million in the year ended December 31, 2012 compared to $497 million in the year ended December 31, 2011. Key negative and positive factors contributing to the change between the 2012 and 2011 periods include the following:

•                  $81 million of proceeds in the 2012 period related to our continuing operations from the aforementioned Medicare Budget Neutrality Settlement;

•                  Income tax payments of $13 million in the year ended December 31, 2012 compared to $10 million in the year ended December 31, 2011;

•                  Higher payments on reserves for restructuring charges and litigation costs of $19 million; and

•                  $3 million less cash used in operating activities from discontinued operations.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $508 million and $475 million in the years ended December 31, 2012 and 2011, respectively.

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Our board of directors previously authorized the repurchase of up to $400 million of our common stock through a separate share repurchase program in May 2011. Under the 2012 program, as was the case with the 2011 program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. Pursuant to the 2012 share repurchase program, we paid approximately $100 million to repurchase a total of 3,406,324 shares during the period from the commencement of the program through December 31, 2012, or an average of $29.36 per share. The 2011 share repurchase program, which was scheduled to expire on May 9, 2012, was completed in January 2012. Pursuant to that share repurchase program, we paid approximately $400 million to repurchase a total of 20,268,466 shares (as adjusted to reflect a one-for-four reverse stock split in October 2012), or an average of $19.75 per share.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (the “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were no of cash borrowings outstanding under the revolving credit facility at December 31, 2012, and we had approximately $154 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $646 million based on our borrowing base calculation as of December 31, 2012.

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we expect to record a loss from early extinguishment of debt of approximately $179 million primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

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

In October 2012, we sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. The remaining net proceeds were used for purchases of our other outstanding senior notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility. We continue to focus on opportunities to enhance the Company’s primary business lines and plan to expend approximately $400 million in the near term to acquire acute care hospitals, outpatient facilities and business process services companies. During the three months ended December 31, 2012, we spent approximately $175 million on acquisitions.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We expect to be required to pay approximately $35 million as a result of the SSI matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” during 2013. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter; the MACs commenced issuing the relevant cost report settlements during the three months ended September 30, 2012. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our management services business within Conifer, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2012, 2011 and 2010 include $953 million, $908 million and $874 million, respectively, of net operating revenues and $132 million, $115 million and $94 million, respectively, of operating income generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. In February 2013, we exercised our options under the leases to purchase three of the hospitals. If these leases expire, and we do not purchase the hospitals, we would no longer generate revenue or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $280 million of standby letters of credit outstanding and guarantees as of December 31, 2012.

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

•                  Impairment of long-lived assets;

•                  Impairment of goodwill;

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2012, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance as of December 31, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-payments and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-payments and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to Conifer between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to Conifer by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to Conifer.

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

The meaningful use information submitted to CMS is subject to review, verification and audit. Additionally, the final Medicare and Medicaid EHR incentive payments under ARRA are based on financial and statistical data, which may be estimated using historical trends and current factors, in the settled Medicare cost report for the cost reporting period that begins in the federal fiscal year in which the criteria are met. We have acquired, developed and implemented systems to accumulate the information necessary to demonstrate meaningful use of EHR technology. We also have a system and estimation process for recording the financial and statistical data utilized as part of the cost reporting process. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. Cost report settlements are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts. Final settlement of cost reports, which could impact the financial and statistical data on which EHR incentives are based, or a determination that meaningful use was not attained could result in adjustment to previously recognized EHR incentive payments or retrospective recoupment of incentive payments.

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

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2012, a 5% increase in the number of expected claims would increase the estimated reserves by $40 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $33 million. A 5% increase in the average cost per claim would increase the estimated reserves by $54 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $42 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 1.18%, 1.35% and 2.71% at December 31, 2012, 2011 and 2010, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $9 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Case reserves	$97	$111	$149
Incurred but not reported and loss development reserves	272	319	357
Total undiscounted reserves	$369	$430	$506

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

Malpractice claims generally take 4 to 5 years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves as of December 31, 2012 and 2011 representing unsettled claims is approximately 99% and 98%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2012	2011	2010
Accrual for professional and general liability claims, beginning of the year	$412	$467	$572
Expense (income) related to:(1)
Current year	86	107	125
Prior years	(2)	10	(98)
Expense from discounting	4	22	10
Total incurred loss and loss expense	88	139	37
Paid claims and expenses related to:
Current year	(2)	(2)	(2)
Prior years	(142)	(192)	(140)
Total paid claims and expenses	(144)	(194)	(142)
Accrual for professional and general liability claims, end of year	$356	$412	$467

(1)         Total malpractice expense for continuing operations, including premiums for insured coverage, was $92 million, $108 million and $56 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rate for 2012 was 4.00% and for 2011 was 5.00%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2013 by approximately $2 million and would increase the projected benefit obligation at December 31, 2012 by approximately $36 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2013 by approximately $2 million and decrease the projected benefit obligation at December 31, 2012 by approximately $30 million.

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

During the year ended December 31, 2012, we recorded net impairment and restructuring charges of $19 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million relating to other impairment charges, $8 million of employee severance costs and $6 million of other related costs. Additionally, in our most recent impairment analysis as of December 31, 2012, we had two hospitals with an aggregate carrying value of long-lived assets of approximately $95 million whose estimated future undiscounted cash flows exceeded the carrying value of long-lived assets by an aggregate amount of approximately $194 million. These two hospitals had the smallest excess of future undiscounted cash flows on an annual basis necessary to recover the carrying value of their assets. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets and, if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by applicable accounting standards, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

Our continuing operations consist of two operating segments, our Conifer subsidiary and our hospital and other operations. Our hospital and other operations are structured as follows:

•          Our California region includes all of our hospitals in California;

•          Our Central region includes all of our hospitals in Missouri, Tennessee and Texas;

•          Our Florida region includes all of our hospitals in Florida; and

•            Our Southern States region includes all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

In addition to our Conifer subsidiary, these regions are reporting units used to perform our goodwill impairment analysis and are one level below our operating segment level. Our hospitals in Pennsylvania, which were previously part of a separate market, became part of our Southern States region effective May 1, 2011. This change did not have any impact on our consolidated financial condition, results of operations or cash flows. Future restructuring that changes our goodwill reporting units could also result in future impairments of our goodwill.

Our goodwill balance is primarily related to our Southern States region, which totals approximately $356 million, and our Central region, which totals approximately $341 million. In our latest impairment analysis as of December 31, 2012, the estimated fair value of these regions exceeded the carrying value of long-lived assets, including goodwill, by approximately 77% and 105%, respectively.

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

•                  Projected profits for 2011 based on then-current business plans;

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

During the year ended December 31, 2011, we reduced the valuation allowance by an additional $5 million based on 2011 profits and projected profits for 2012. During the year ended December 31, 2012, we reduced the valuation allowance by an additional $5 million based on 2012 profits and projected profits for 2013. The remaining $56 million balance in the valuation allowance as of December 31, 2012 is primarily attributable to certain state net operating loss carryovers that, more likely than not, will expire unutilized.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for the cost of stock-based compensation using the fair-value method, under which the cost of stock option grants and other incentive awards to employees, directors, advisors and consultants is measured by the fair value of the awards on their grant dates and is recognized over the requisite service periods of the awards, whether or not the awards had any intrinsic value during the period. We estimate the fair value of stock option grants as of the date of each grant, using a binomial lattice model. The key assumptions of the binomial lattice model include:

•                    Expected volatility;

•                    Expected dividend yield;

•                    Expected life;

•                    Expected forfeiture rate;

•                    Risk-free interest rate range;

•                    Early exercise threshold; and

•                    Early exercise rate.

The expected volatility used in the binomial lattice model incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility in our stock price, and two dates (one in 2010 and one in 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon U.S. Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2012. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$94	$104	$497	$3	$3	$4,667	$5,368	$5,807
Average effective interest rates	6.7%	8.0%	9.3%	6.5%	7.0%	8.4%	8.4%

At December 31, 2012, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At December 31, 2012, the net accumulated unrealized gains related to our captive insurance companies’ investment portfolios were less than $1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2012. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2012.

Tenet’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2012, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ DANIEL J. CANCELMI
Trevor Fetter	Daniel J. Cancelmi
President and Chief Executive Officer	Chief Financial Officer
February 25, 2013	February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive income,changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2013

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$364	$113
Accounts receivable, less allowance for doubtful accounts ($401 at December 31, 2012 and $397 at December 31, 2011)	1,345	1,278
Inventories of supplies, at cost	153	161
Income tax receivable	7	7
Current portion of deferred income taxes	354	418
Assets held for sale	0	2
Other current assets	458	378
Total current assets	2,681	2,357
Investments and other assets	162	156
Deferred income taxes, net of current portion	342	374
Property and equipment, at cost, less accumulated depreciation and amortization ($3,494 at December 31, 2012 and $3,386 at December 31, 2011)	4,293	4,350
Goodwill	916	736
Other intangible assets, at cost, less accumulated amortization ($426 at December 31, 2012 and $360 at December 31, 2011)	650	489
Total assets	$9,044	$8,462

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$94	$66
Accounts payable	722	760
Accrued compensation and benefits	415	376
Professional and general liability reserves	64	75
Accrued interest payable	125	112
Accrued legal settlement costs	8	64
Other current liabilities	335	362
Total current liabilities	1,763	1,815
Long-term debt, net of current portion	5,158	4,294
Professional and general liability reserves	292	337
Accrued legal settlement costs	2	2
Other long-term liabilities	595	506
Total liabilities	7,810	6,954
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	16	16
Equity:
Shareholders’ equity:
Preferred stock, $0.15 par value; authorized 2,500,000 shares; 345,000 of 7% mandatory convertible shares with a liquidation preference of $1,000 per share issued at December 31, 2011	0	334
Common stock, $0.05 par value; authorized 262,500,000 shares; 142,363,915 shares issued at December 31, 2012 and 137,867,138 shares issued at December 31, 2011	7	7
Additional paid-in capital	4,471	4,427
Accumulated other comprehensive loss	(68)	(52)
Accumulated deficit	(1,288)	(1,440)
Common stock in treasury, at cost, 37,730,431 shares at December 31, 2012 and 34,110,674 shares at December 31, 2011	(1,979)	(1,853)
Total shareholders’ equity	1,143	1,423
Noncontrolling interests	75	69
Total equity	1,218	1,492
Total liabilities and equity	$9,044	$8,462

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2012	2011	2010
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$9,904	$9,371	$8,992
Less: Provision for doubtful accounts	785	717	727
Net operating revenues	9,119	8,654	8,265
Operating expenses:
Salaries, wages and benefits	4,257	4,015	3,830
Supplies	1,552	1,548	1,542
Other operating expenses, net	2,147	2,020	1,857
Electronic health record incentives	(40)	(55)	0
Depreciation and amortization	430	398	380
Impairment of long-lived assets and goodwill, and restructuring charges, net	19	20	10
Litigation and investigation costs	5	55	12
Operating income	749	653	634
Interest expense	(412)	(375)	(424)
Loss from early extinguishment of debt	(4)	(117)	(57)
Investment earnings	1	3	5
Income from continuing operations, before income taxes	334	164	158
Income tax benefit (expense)	(125)	(61)	977
Income from continuing operations, before discontinued operations	209	103	1,135
Discontinued operations:
Income (loss) from operations	(2)	(18)	11
Impairment of long-lived assets and goodwill, and restructuring charges, net	(100)	(6)	(1)
Litigation and investigation costs	0	(17)	0
Net gains on sales of facilities	1	0	0
Income tax benefit	25	32	7
Income (loss) from discontinued operations	(76)	(9)	17
Net income	133	94	1,152
Less: Preferred stock dividends	11	24	24
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	13	11	10
Discontinued operations	(32)	1	(1)
Net income attributable to Tenet Healthcare Corporation common shareholders	$141	$58	$1,119
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$185	$68	$1,101
Income (loss) from discontinued operations, net of tax	(44)	(10)	18
Net income attributable to Tenet Healthcare Corporation common shareholders	$141	$58	$1,119
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.77	$0.58	$9.09
Discontinued operations	(0.42)	(0.09)	0.15
	$1.35	$0.49	$9.24
Diluted
Continuing operations	$1.70	$0.56	$8.03
Discontinued operations	(0.40)	(0.08)	0.13
	$1.30	$0.48	$8.16
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	104,200	117,182	121,080
Diluted	108,926	121,295	140,158

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

	Years Ended December 31,
	2012	2011	2010

Net income	$133	$94	$1,152
Other comprehensive income (loss):
Adjustments for supplemental executive retirement plans	(25)	(15)	(20)
Unrealized gains on securities held as available-for-sale	0	0	1
Reclassification adjustments for realized losses included in net income	0	0	1
Other comprehensive loss before income taxes	(25)	(15)	(18)
Income tax benefit related to items of other comprehensive loss	9	6	7
Total other comprehensive loss, net of tax	(16)	(9)	(11)
Comprehensive income	117	85	1,141
Less: Preferred stock dividends	11	24	24
Less: Comprehensive income (loss) attributable to noncontrolling interests	(19)	12	9
Comprehensive income attributable to Tenet Healthcare Corporation common shareholders	$125	$49	$1,108

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated
				Issued	Additional	Other
	Shares Outstanding	Issued Amount	Shares Outstanding	Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	345,000	$334	120,284	$7	$4,481	$(32)	$(2,665)	$(1,479)	$51	$697
Net income	0	0	0	0	0	0	1,143	0	9	1,152
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(8)	(8)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	1	1
Other comprehensive income	0	0	0	0	0	(11)	0	0	0	(11)
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Stock-based compensation expense and issuance of common stock	0	0	1,162	0	12	0	0	0	0	12
Balances at December 31, 2010	345,000	$334	121,446	$7	$4,469	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	82	0	12	94
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(10)	(10)
Other comprehensive income	0	0	0	0	0	(9)	0	0	0	(9)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	14	14
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Repurchases of common stock	0	0	(18,942)	0	0	0	0	(374)	0	(374)
Stock-based compensation expense and issuance of common stock	0	0	1,252	0	(18)	0	0	0	0	(18)
Balances at December 31, 2011	345,000	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	152	0	(22)	130
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(12)	(12)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	3	3
Other comprehensive income	0	0	0	0	0	(16)	0	0	0	(16)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	37	37
Preferred stock dividends	0	0	0	0	(11)	0	0	0	0	(11)
Repurchases of common stock	0	0	(4,733)	0	0	0	0	(126)	0	(126)
Repurchases of preferred stock	(298,700)	(289)	0	0	0	0	0	0	0	(289)
Conversion of preferred stock to common stock	(46,300)	(45)	1,979	0	45	0	0	0	0	0
Stock-based compensation expense and issuance of common stock	0	0	3,631	0	10	0	0	0	0	10
Balances at December 31, 2012	0	$0	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2012	2011	2010
Net income	$133	$94	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	430	398	380
Provision for doubtful accounts	785	717	727
Deferred income tax expense (benefit)	92	81	(952)
Stock-based compensation expense	32	24	22
Impairment of long-lived assets and goodwill, and restructuring charges, net	19	20	10
Litigation and investigation costs	5	55	12
Loss from early extinguishment of debt	4	117	57
Fair market value adjustments related to interest rate swap and LIBOR cap agreements	0	0	3
Amortization of debt discount and debt issuance costs	22	30	31
Pre-tax loss (gain) from discontinued operations	101	41	(10)
Other items, net	(12)	(13)	(5)
Changes in cash from operating assets and liabilities:
Accounts receivable	(868)	(850)	(731)
Inventories and other current assets	(59)	(35)	(15)
Income taxes	(5)	(63)	3
Accounts payable, accrued expenses and other current liabilities	9	(32)	(87)
Other long-term liabilities	3	(5)	(58)
Payments against reserves for restructuring charges and litigation costs and settlements	(63)	(44)	(83)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(35)	(38)	16
Net cash provided by operating activities	593	497	472
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(506)	(467)	(433)
Construction of new and replacement hospitals	0	0	(13)
Purchases of property and equipment — discontinued operations	(2)	(8)	(30)
Purchases of businesses or joint venture interests	(211)	(84)	(65)
Proceeds from sales of facilities and other assets — discontinued operations	45	0	19
Proceeds from sales of marketable securities, long-term investments and other assets	17	59	84
Release of escrow funds	0	0	15
Other items, net	(5)	(3)	3
Net cash used in investing activities	(662)	(503)	(420)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,773)	(365)	0
Proceeds from borrowings under credit facility	1,693	445	0
Repayments of other borrowings	(248)	(843)	(886)
Proceeds from other borrowings	1,092	900	601
Repurchases of preferred stock	(292)	0	0
Deferred debt issuance costs	(17)	(21)	(27)
Repurchases of common stock	(126)	(374)	0
Cash dividends on preferred stock	(14)	(24)	(24)
Distributions paid to noncontrolling interests	(15)	(10)	(8)
Other items, net	20	6	7
Net cash provided by (used in) financing activities	320	(286)	(337)
Net increase (decrease) in cash and cash equivalents	251	(292)	(285)
Cash and cash equivalents at beginning of period	113	405	690
Cash and cash equivalents at end of period	$364	$113	$405
Supplemental disclosures:
Interest paid, net of capitalized interest	$(376)	$(347)	$(402)
Proceeds from interest rate swap agreement	$0	$30	$0
Income tax (payments) refunds, net	$(13)	$(10)	$34

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of December 31, 2012 primarily operated 49 hospitals with a total of 13,216 licensed beds, 117 outpatient centers and Conifer Health Solutions (“Conifer”), which provides business process solutions to more than 600 hospital and other clients nationwide.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in these notes to our Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain balances in the accompanying Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 4. Furthermore, all amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2.

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

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2012, 2011 and 2010 by $114 million ($81 million related to the industry-wide Medicare Rural Floor Budget Neutrality Adjustment Settlement), $1 million and $1 million, respectively. Estimated cost report settlements and valuation allowances are deducted from accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

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

We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues or in provision for doubtful accounts. Patient advocates from Conifer’s Medical Eligibility Program screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs.

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2012	2011	2010
General Hospitals:
Medicare	$2,195	$2,068	$2,050
Medicaid	783	802	740
Managed care	5,382	5,128	4,897
Indemnity, self-pay and other	1,007	958	954
Acute care hospitals — other revenue	69	105	115
Other:
Other operations	468	310	236
Net operating revenues before provision for doubtful accounts	$9,904	$9,371	$8,992

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

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2012 and 2011, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $40 million and $55 million of Medicare and Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for years ended December 31, 2012 and 2011, respectively.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $364 million and $113 million at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, our book overdrafts were approximately $232 million and $252 million, respectively, which were classified as accounts payable.

At December 31, 2012 and 2011, approximately $65 million and $92 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. During the year ended December 31, 2011, we repatriated $21 million of excess cash from our foreign insurance subsidiary to our corporate domestic bank account.

Also at December 31, 2012 and 2011, we had $98 million and $109 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $93 million and $104 million, respectively, were included in accounts payable.

During the years ended December 31, 2012 and 2011, we entered into non-cancellable capital leases of approximately $88 million and $23 million, respectively, primarily for equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2012 and 2011, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Property and Equipment

Additions and improvements to property and equipment costing $500 or more with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 25 to 40 years and, for equipment, three to 15 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2012, 2011 and 2010, capitalized interest was $6 million, $8 million and $4 million, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals, depending on their circumstances.

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

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on an actuarial calculation of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate (1.18% at December 31, 2012 and 1.35% at December 31, 2011). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related health care facilities. Our general hospitals generated 95.3%, 96.7% and 97.4% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2012, 2011 and 2010, respectively. Each of our operating regions reports directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

Historically, our business has consisted of one reportable segment, Hospital Operations and other. However, during 2012, our Hospital Operations and other segment and our Conifer subsidiary entered into formal agreements, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third-party pricing terms. As a result, we have presented Conifer as a separate reportable business segment for all periods presented. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Reverse Stock Split

On October 11, 2012, our common stock began trading on the New York Stock Exchange on a split-adjusted basis following a one-for-four reverse stock split we announced on October 1, 2012. Every four shares of our issued and outstanding common stock were exchanged for one issued and outstanding share of common stock, without any change in the par value per share, and our authorized shares of common stock were proportionately decreased from 1,050,000,000 shares to 262,500,000 shares. No fractional shares were issued in connection with the stock split. All current and prior period amounts in the accompanying Consolidated Financial Statements and these notes related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split.

Share Repurchase Programs

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $100 million to repurchase a total of 3,406,324 shares during the period from the commencement of the program through December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through November 30, 2012	1,095	$27.00	1,095	$470
December 1, 2012 through December 31, 2012	2,311	30.47	2,311	400
Total	3,406	$29.36	3,406	$400

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

Mandatory Convertible Preferred Stock

In April 2012, we repurchased and subsequently retired 298,700 shares of our 7% mandatory convertible preferred stock with a carrying value of $289 million. In a related private financing, we issued an additional $141 million aggregate principal amount of our 6 1/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020. We recorded the difference between the carrying value and the amount paid to redeem the preferred stock in April 2012 as preferred stock dividends in the accompanying Consolidated Statements of Operations. On October 1, 2012, the remaining 46,300 shares outstanding of our mandatory convertible preferred stock automatically converted to 1,978,633 shares of our common stock. We accrued approximately $6 million, or $17.50 per share, for dividends on the preferred stock in the three months ended March 31, 2012 and $1 million in each of the three months ended June 30, 2012 and September 30, 2012, and paid the dividends in April, July and October 2012, respectively.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2012	2011
Continuing operations:
Patient accounts receivable	$1,668	$1,605
Allowance for doubtful accounts	(396)	(382)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	88	62
Net cost report settlements payable and valuation allowances	(24)	(39)
	1,336	1,246
Discontinued operations:
Patient accounts receivable	11	46
Allowance for doubtful accounts	(5)	(15)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	2	2
Net cost report settlements receivable (payable) and valuation allowances	1	(1)
	9	32
Accounts receivable, net	$1,345	$1,278

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.9% and 27.7% as of December 31, 2012 and 2011, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Our estimated collection rate from managed care payers was approximately 98.0% and 98.2% at December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, our allowance for doubtful accounts for self-pay uninsured accounts was 87.3% and 88.4%, respectively, of our self-pay uninsured patient accounts receivable. As of December 31, 2012 and 2011, our allowance for doubtful accounts for self-pay balance after insurance accounts was 54.5% and 57.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-pays and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, increased approximately $36 million from $182 million in the year ended December 31, 2011 to $218 million in the year ended December 31, 2012 primarily due to an increase in patient account assignments to our Conifer subsidiary. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient volumes in the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by the impact of a 120 basis point improvement in our collection rate on self-pay accounts.

Accounts that are pursued for collection through the regional business offices of Conifer are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over an 18-month look-back period, and other relevant factors. As of December 31, 2012 and 2011, our allowance for doubtful accounts for self-pay was 73.8% and 76.5%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of December 31, 2012 and 2011, our allowance for doubtful accounts for managed care was 9.4% and 8.8%, respectively, of our managed care patient accounts receivable.

Accounts assigned to our Conifer subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our Conifer subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2012, 2011 and 2010 were approximately $437 million, $395 million and $368 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2012, 2011 and 2010 were approximately $133 million, $117 million, and $113 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2012, 2011 and 2010 were approximately $283 million, $255 million and $178 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

NOTE 4. DISCONTINUED OPERATIONS

In the three months ended June 30, 2012, our Creighton University Medical Center hospital (“CUMC”) in Nebraska was reclassified into discontinued operations based on the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” as a result of our plan to sell CUMC. We recorded an impairment charge in discontinued operations of $100 million, consisting of $98 million for the write-down of CUMC’s long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to CUMC in the three months ended June 30, 2012. We completed the sale of CUMC on August 31, 2012 at a transaction price of $40 million, excluding working capital, and recognized a loss on sale of approximately $1 million in discontinued operations. Because we did not sell the accounts receivable of CUMC, net receivables of approximately $9 million are included in our accounts receivable in the accompanying Consolidated Balance Sheet at December 31, 2012.

In May 2012, we completed the sale of Diagnostic Imaging Services, Inc. (“DIS”), our former diagnostic imaging center business in Louisiana, for net proceeds of approximately $10 million. As a result of the sale, DIS was reclassified into discontinued operations in the three months ended June 30, 2012, and a gain on sale of approximately $2 million was recognized in discontinued operations.

We recorded a $6 million impairment charge in discontinued operations during the year ended December 31, 2011 for the write-down of goodwill related to DIS. Material adverse trends in our estimates of future operating results of the centers at that time, primarily due to our limited market presence, indicated that the carrying value of the goodwill exceeded its fair value. As a result, we reduced the carrying value of the goodwill to its fair value as determined based on an appraisal.

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

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2012	2011	2010
Net operating revenues	$154	$216	$240
Income (loss) before income taxes	(101)	(41)	10

Included in loss before income taxes from discontinued operations in the year ended December 31, 2011 is approximately $14 million of expense related to the settlement of two Hurricane Katrina-related class action lawsuits, which amount is net of approximately $10 million of recoveries from our reinsurance carriers in connection with the settlement. We had previously recorded a $5 million reserve for this matter as of December 31, 2010. Also included in loss before income taxes from discontinued operations in the year ended December 31, 2011 is approximately $17 million of expense recorded in litigation and investigation costs allocable to certain of our previously divested hospitals related to changes in the reserve estimate established in connection with a governmental review and an accrual for a hospital-related tort claim.

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES

We recognized impairment charges on long-lived assets in 2012, 2011 and 2010 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospital’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

As of December 31, 2012, our continuing operations consisted of two operating segments, our Conifer subsidiary and our hospital and other operations.  Our hospital and other operations are structured as follows:

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

•                  Our Florida region included all of our hospitals in Florida; and

•                  Our Southern States region included all of our hospitals in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

Year Ended December 31, 2012

During the year ended December 31, 2012, we recorded net impairment and restructuring charges of $19 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million relating to other impairment charges, $8 million of employee severance costs and $6 million of other related costs.

Year Ended December 31, 2011

During the year ended December 31, 2011, we recorded net impairment and restructuring charges of $20 million. This amount included a $6 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $20 million as of December 31, 2011 after recording the impairment charge. In addition, we also recorded impairment charges of $1 million in connection with the sale of seven medical office buildings in Texas, $1 million related to a cost basis investment, $7 million in employee severance costs, $3 million in lease termination costs, $1 million of acceleration of stock-based compensation costs and $1 million of other related costs.

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

Accrued Restructuring Charges

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the years ended December 31, 2012, 2011 and 2010 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$14	$(12)	$0	$8
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	(1)	0	4
	$11	$14	$(13)	$0	$12

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2011
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$4	$12	$(10)	$0	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	6	1	(1)	(1)	5
	$10	$13	$(11)	$(1)	$11
Year Ended December 31, 2010
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$2	$(4)	$0	$4
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	8	(1)	(1)	0	6
	$14	$1	$(5)	$0	$10

The above liability balances at December 31, 2012 and 2011 are included in other current liabilities and other long-term liabilities in the accompanying Consolidated Balance Sheets. Cash payments to be applied against these accruals at December 31, 2012 are expected to be approximately $7 million in 2013 and $5 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Senior notes:
6 1/2%, due 2012	$0	$57
7 3/8%, due 2013	55	216
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
6 3/4%, due 2020	300	0
8%, due 2020	750	600
6 7/8%, due 2031	430	430
Senior secured notes:
9%, due 2015	0	1
6 1/4%, due 2018	1,041	900
10%, due 2018	714	714
8 7/8%, due 2019	925	925
4 3/4%, due 2020	500	0
Credit facility due 2016	0	80
Capital leases and mortgage notes	119	32
Unamortized note discounts and premium	(116)	(129)
Total long-term debt	5,252	4,360
Less current portion	94	66
Long-term debt, net of current portion	$5,158	$4,294

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2012). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2012, we had no borrowings outstanding under the revolving credit facility, and we had approximately $154 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $646 million was available for borrowing under the revolving credit facility at December 31, 2012.

Senior Notes and Senior Secured Notes

In October 2012, we sold $500 million aggregate principal amount of 4 3/4% senior secured notes due 2020 and $300 million aggregate principal amount of 6 3/4% senior notes due 2020. The 4 3/4% senior secured notes will mature on June 1, 2020, and the 6 3/4% senior notes will mature on February 1, 2020. We will pay interest on the 4 3/4% senior secured notes semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2013. We will pay interest on the 6 3/4% senior notes semi-annually in arrears on February 1 and August 1 of each year; payments commenced on February 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 7 3/8% senior notes due 2013 in a tender offer. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $4 million primarily related to the difference between the purchase prices and the par values of the purchased notes.

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

In November 2011, we sold $900 million aggregate principal amount of 6 1/4% senior secured notes due 2018. The notes will mature on November 1, 2018. We will pay interest on the 6 1/4% senior secured notes semi-annually in arrears on May 1 and November 1 of each year; payments commenced on May 1, 2012.

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

All of our senior secured notes are guaranteed by and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions governing our ability to redeem the notes and the terms by which we may do so. At our option, we may redeem our 4 3/4% senior secured notes and our 6 1/4% senior secured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the related indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. In addition, we, at our option, may redeem our 8 7/8% and 10% senior secured notes, in whole or in part, or on or prior to July 1, 2014 in the case of the 8 7/8% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, at a redemption price equal to 100% of the principal amount of the notes redeemed plus the applicable make-whole premium set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. At any time or from time to time after July 1, 2014 in the case of the 8 7/8% senior secured notes and May 1, 2014 in the case of the 10% senior secured notes, we, at our option, may redeem the notes, in whole or in part, at the redemption prices set forth in the applicable indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

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

The fair value of the LIBOR cap agreement included in investments and other assets in the accompanying Consolidated Balance Sheets totaled less than $1 million at both December 31, 2012 and 2011. In addition, see Note 18 for additional disclosure regarding the fair value of the LIBOR cap agreement.

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2012 are as follows:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
Long-term debt, including capital lease obligations	$5,368	$94	$104	$497	$3	$3	$4,667
Long-term non-cancelable operating leases	$439	$118	$77	$58	$48	$35	$103

Rental expense under operating leases, including short-term leases, was $156 million, $143 million and $134 million in the years ended December 31, 2012, 2011 and 2010, respectively. Included in rental expense for these periods was sublease income of $8 million, $8 million and $12 million, respectively, which was recorded as a reduction to rental expense.

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

At December 31, 2012, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $120 million. We had a liability of $81 million recorded for these guarantees included in other current liabilities at December 31, 2012.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at December 31, 2012 was $4 million. We had a liability of $2 million recorded for these guarantees at December 31, 2012, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2012, approximately four million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2.

Our income from continuing operations for the years ended December 31, 2012, 2011 and 2010 includes $33 million, $25 million and $22 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($21 million, $15 million and $14 million, respectively, after-tax, excluding the impact of the deferred tax valuation allowance). The table below shows the stock option and restricted stock unit grants and other awards that comprise the $33 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2012. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2012
	(In Thousands)				(In Millions)
Stock Options:
February 29, 2012	379	$22.60	$11.96		$1
February 25, 2010	232	20.12	11.56		1
February 26, 2009	2,746	4.56	2.84		1
Restricted Stock Units:
May 11, 2012	67		20.28	(1)	2
February 29, 2012	1,019		22.60		7
November 4, 2011	60		19.44	(1)	1
February 23, 2011	935		27.60		9
February 25, 2010	1,065		20.12		8
Other grants					3
					$33

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2012, 2011 and 2010:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2009	12,079,314	$42.32
Granted	241,002	20.12
Exercised	(520,495)	4.84
Forfeited/Expired	(1,010,934)	82.48
Outstanding as of December 31, 2010	10,788,887	39.88
Granted	0
Exercised	(629,021)	5.24
Forfeited/Expired	(1,661,473)	128.92
Outstanding as of December 31, 2011	8,498,393	25.04
Granted	477,500	22.79
Exercised	(3,657,127)	5.77
Forfeited/Expired	(1,029,574)	69.72
Outstanding as of December 31, 2012	4,289,192	$30.49	$34	4.1 years
Vested and expected to vest at December 31, 2012	4,284,062	$30.50	$34	4.1 years
Exercisable as of December 31, 2012	3,815,870	$31.47	$29	3.5 years

There were 3,657,127 stock options exercised during the year ended December 31, 2012 with a $71 million aggregate intrinsic value, and 629,021 stock options exercised in 2011 with a $14 million aggregate intrinsic value.

As of December 31, 2012, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

In the year ended December 31, 2012, we granted an aggregate of 477,500 stock options under our 2008 Stock Incentive Plan to certain of our senior officers; 257,500 of these stock options are subject to time-vesting and 220,000 of these stock options were granted subject to performance-based vesting. If all conditions are met, the performance-based options will vest and be settled ratably over a three-year period from the date of the grant. In the year ended December 31, 2011, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the year ended December 31, 2012 was $12.05 per share. This fair value was calculated based on the grant date using a binomial lattice model with the following assumptions:

Year Ended December 31, 2012
Expected volatility	52%
Expected dividend yield	0%
Expected life	6.9 years
Expected forfeiture rate	2%
Risk-free interest rate	1.06%-1.41%
Early exercise threshold	70% gain
Early exercise rate	20% per year

The expected volatility used in the binomial lattice model incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price during the period October 1, 2002 through December 31, 2002 due to unique events occurring during that time, which caused extreme volatility in our stock price, and two dates (one in 2010 and one in 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	615,138	6.1 years	$4.56	615,138	$4.56
$4.57 to $25.089	1,254,167	6.9 years	20.85	780,845	19.84
$25.09 to $32.569	758,531	3.5 years	30.01	758,531	30.01
$32.57 to $42.529	738,289	2.1 years	42.14	738,289	42.14
$42.53 to $55.129	700,317	1.2 years	48.44	700,317	48.14
$55.13 to $70.249	222,750	0.5 years	62.88	222,750	62.88
	4,289,192	4.1 years	$30.49	3,815,870	$31.47

As of December 31, 2012, approximately 75.0% of our outstanding options were held by current employees and approximately 25.0% were held by former employees. Approximately 61.1% of our outstanding options were in-the-money, that is, they had an exercise price less than the $32.47 market price of our common stock on December 31, 2012, and approximately 38.9% were out-of-the-money, that is, they had an exercise price of more than $32.47 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	2,213,930	84.4%	1,004,781	60.3%	3,218,711	75.0%
Former employees	408,906	15.6%	661,575	39.7%	1,070,481	25.0%
Totals	2,622,836	100.0%	1,666,356	100.0%	4,289,192	100.0%
% of all outstanding options	61.1%		38.9%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2009	1,201,610	$23.28
Granted	1,284,825	20.12
Vested	(625,213)	22.80
Forfeited	(280,904)	25.04
Unvested as of December 31, 2010	1,580,318	20.56
Granted	1,138,350	27.04
Vested	(722,471)	19.92
Forfeited	(68,890)	23.72
Unvested as of December 31, 2011	1,927,307	24.52
Granted	1,654,337	22.18
Vested	(1,033,632)	23.51
Forfeited	(252,070)	23.39
Unvested as of December 31, 2012	2,295,942	$23.40

In the year ended December 31, 2012, we granted 1,468,403 restricted stock units subject to time-vesting. In addition, we granted 116,255 performance-based restricted stock units certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. We also granted 69,679 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock. The fair value of restricted stock units granted to directors will be adjusted based on our share price at the end of each calendar quarter. Annual grants of restricted stock units to our directors settle on the earlier of the third anniversary of the date of the grant or termination of board service, unless settlement has been deferred by the director. Initial grants of restricted stock units to newly appointed directors are settled only upon termination of board service.

In the year ended December 31, 2011, we granted 882,362 restricted stock units subject to time-vesting. In addition, we granted 188,859 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the date of the grant. In the year ended December 31, 2011, we also granted 67,129 restricted stock units to our directors, which vested immediately on the grant date and may be settled in cash, shares of our common stock or a combination of cash and stock.

As of December 31, 2012 and 2011, there were $33 million and $29 million, respectively, of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2012, there were approximately 502,900 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Number of shares	144,021	187,409	192,830
Weighted average price	$22.81	$21.44	$19.72

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in a defined contribution 401(k) plan. Under the plan, employees may contribute 1% to 75% of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed as of December 31. During the years ended December 31, 2012, 2011 and 2010, the employer match was discretionary, employees were required to work 1,000 hours or more during the plan year to be eligible to receive any match and the matching percentage was 1.5%. Plan expenses, primarily related to our contributions to the plan, were approximately $32 million, $32 million and $26 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. The plans are not funded, and plan obligations are paid from our working capital. Pension benefits are generally based on years of service and compensation. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs based on actuarial valuations prepared as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(285)	$(268)
Service cost	(2)	(2)
Interest cost	(14)	(14)
Actuarial loss	(30)	(19)
Benefits paid	19	18
Ending obligations	(312)	(285)
Fair value of plans’ assets	0	0
Funded status of plans	$(312)	$(285)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(20)	$(20)
Other long-term liability	(292)	(265)
Accumulated other comprehensive loss	90	65
	$(222)	$(220)
Assumptions:
Discount rate	4.00%	5.00%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2012	December 31, 2011

(1)   The accumulated benefit obligation at December 31, 2012 and 2011 was approximately $308 million and $280 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2012	2011	2010

Service costs	$2	$2	$2
Interest costs	14	14	14
Amortization of prior-year service costs	0	0	0
Amortization of net actuarial loss	5	3	1
Net periodic benefit cost	$21	$19	$17
Assumptions:
Discount rate	5.00%	5.50%	5.75%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2012	January 1, 2011	January 1, 2010
Census date	January 1, 2012	January 1, 2011	January 1, 2010

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year.

We recorded loss adjustments of $25 million, $16 million and $20 million in other comprehensive income (loss) in the years ended December 31, 2012, 2011 and 2010, respectively, to recognize changes in the funded status of our SERPs. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial losses of $30 million, $19 million and $21 million during the years ended December 31, 2012, 2011 and 2010, respectively, and the amortization of net prior service costs of less than $1 million for the years ended December 31, 2012, 2011 and 2010 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $90 million, $65 million and $49 million as of December 31, 2012, 2011 and 2010, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2012, 2011 and 2010, have not yet been recognized as components of net periodic benefit costs. During the year ending December 31, 2013, no net prior service costs are expected to be recognized as components of net periodic benefit costs.

The following table presents our estimated future benefit payments for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2013	2014	2015	2016	2017	Thereafter
SERP benefit payments	$202	$20	$20	$20	$21	$20	$101

The SERP obligations of $312 million at December 31, 2012 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($20 million) and an other noncurrent liability ($292 million) based on an estimate of the expected payment patterns.

NOTE 9. OTHER CURRENT ASSETS

The principal components of other current assets are shown in the table below:

	December 31,
	2012	2011
Prepaid expenses	$76	$73
Physician receivables and relocation agreements	57	58
Physician and group coverage guarantees	80	104
Disproportionate share hospital revenue receivables	47	27
Vendor and other nonpatient receivables	74	47
Grant receivable related to medical residency program	2	2
Electronic health record incentives receivable	8	13
Supplemental California Medi-Cal payment receivable	33	16
Sublease receivables	1	2
Other, net	80	36
Other current assets	$458	$378

Of the total amounts in other current assets, $53 million and $38 million was past due more than 90 days as of December 31, 2012 and 2011, respectively, primarily related to disproportionate share hospital revenue receivables and vendor and other nonpatient receivables.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2012	2011
Land	$341	$350
Buildings and improvements	4,087	4,102
Construction in progress	140	236
Equipment	3,219	3,048
	7,787	7,736
Accumulated depreciation and amortization	(3,494)	(3,386)
Net property and equipment	$4,293	$4,350

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used. At December 31, 2012 and 2011, we had $98 million and $109 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $93 million and $104 million, respectively, were included in accounts payable.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011:

	2012	2011
Hospital Operations and other
As of January 1:
Goodwill	$3,166	$3,076
Accumulated impairment losses	(2,430)	(2,424)
Total	736	652
Goodwill acquired during the year	104	90
Goodwill allocated to hospital sold	(2)	0
Impairment of goodwill	0	(6)
Total	$838	$736

As of December 31:
Goodwill	$3,268	$3,166
Accumulated impairment losses	(2,430)	(2,430)
Total	$838	$736

	2012	2011
Conifer
As of January 1:
Goodwill	$0	$0
Accumulated impairment losses	0	0
Total	0	0
Goodwill acquired during the year	78	0
Total	$78	$0

As of December 31:
Goodwill	$78	$0
Accumulated impairment losses	0	0
Total	$78	$0

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2012:
Capitalized software costs	$927	$(399)	$528
Long-term debt issuance costs	106	(25)	81
Other	43	(2)	41
Total	$1,076	$(426)	$650
As of December 31, 2011:
Capitalized software costs	$756	$(344)	$412
Long-term debt issuance costs	88	(15)	73
Other	5	(1)	4
Total	$849	$(360)	$489

Estimated future amortization of intangibles with finite useful lives as of December 31, 2012 is as follows:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
Amortization of intangible assets	$650	$106	$95	$79	$71	$57	$242

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
Marketable debt securities	$15	$22
Equity investments in unconsolidated health care entities(1)	22	23
Total investments	37	45
Cash surrender value of life insurance policies	21	18
Long-term deposits	16	47
Land held for expansion, long-term receivables and other assets	88	46
Investments and other assets	$162	$156

(1)         Equity earnings of unconsolidated affiliates are included in net operating revenues in the accompanying Consolidated Statements of Operations and were $8 million in each of the years ended December 31, 2012 and 2011.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2012 and 2011, there were less than $1 million of accumulated unrealized gains on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2012	2011
Unamortized realized losses from interest rate lock derivatives	$(1)	$(1)
Adjustments for supplemental executive retirement plans	(67)	(51)
Accumulated other comprehensive loss	$(68)	$(52)

There was a tax effect allocated to the adjustments for supplemental executive retirement plans for the years ended December 31, 2012 and 2011 of $9 million and $7 million, respectively.

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

Professional and General Liability Insurance

At December 31, 2012 and 2011, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $356 million and $412 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.18%, 1.35% and 2.71% at December 31, 2012, 2011 and 2010, respectively.

Self-insured retentions are determined for each claim period based on the following insurance policies in effect:

•                  Policy period June 1, 2012 through May 31, 2013—Our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 80% reinsured by THINC with independent reinsurance companies, with THINC retaining 20% or a maximum of $2 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $92 million, $108 million and $56 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

1.                                      Governmental Reviews—Health care companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods. The following material governmental reviews are currently pending.

•                  Review of Billing Practices for Kyphoplasty Procedures. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services (“HHS”), has contacted a number of hospitals nationwide requesting information regarding their billing practices in connection with kyphoplasty procedures. More specifically, the government is investigating the appropriateness of Medicare patients receiving kyphoplasty — which is a surgical procedure used to treat pain and related conditions associated with certain vertebrae injuries — on an inpatient as opposed to an outpatient basis. In March 2009, one of our hospitals received an information request from the DOJ regarding these procedures and, in July 2010, we were notified that seven additional hospitals were also under review. Following a chart review by our external clinical expert and non-binding discussions with the government, we entered into an agreement with the DOJ in January 2013 for approximately $900,000 (which was previously reserved) to settle claims relating to the first hospital to receive an information request. In September 2012, we reached agreement with the DOJ on the appropriate methodology to review the billing practices of a second hospital, and our expert has completed the chart review for that hospital. As a result, in the three months ended December 31, 2012, management established a reserve, as described below, to reflect the current estimate of probable liability for that second hospital. Because we have not reached agreement with the DOJ on the appropriate methodology to review the billing practices of the remaining five hospitals under review, we are unable to calculate an estimate of loss or range of loss with respect to those hospitals.

•                  Review of Billing Practices for Cardiac Defibrillator Implantation Procedures. The DOJ has contacted a number of hospitals nationwide requesting information regarding their Medicare billing practices in connection with the implantation of cardiac defibrillators. As previously reported, in March 2010, the DOJ issued a civil investigative demand to one of our hospitals pursuant to the federal False Claims Act seeking information to determine if procedures to implant cardiac defibrillators at that hospital from 2002 to 2010 were performed in accordance with Medicare coverage requirements. Also as previously reported, in September 2010, the DOJ notified us that its review may extend to billing procedures at 32 of our other hospitals in addition to the hospital that received the original information request. The number of hospitals under review may increase or decrease depending on the timeframe of the government’s examination.

•                  Review of Arrangements with Local Service Provider. We received a subpoena from the OIG in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that Atlanta Medical Center, North Fulton Regional Hospital, South Fulton Medical Center and Spalding Regional Hospital (all located in Georgia) and Hilton Head Hospital (located in South Carolina) had with Hispanic Medical Management, Inc. (“HMM”). HMM is an unaffiliated entity that owns and operates clinics that provide, among other things, prenatal care predominately to Hispanic women. The hospitals contracted with HMM for translation services, marketing services and Medicaid eligibility assistance. The investigation is being conducted by the U.S. Attorney’s Office for the Middle District of Georgia along with the Civil Division of the DOJ. We understand the government’s review focuses on whether the arrangements violated the federal Anti-kickback Statute and False Claims Act. We have produced documents and information responsive to the subpoena and are cooperating with the government’s review. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of this investigation.

Except with respect to the recently settled matter involving one hospital discussed above, our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of December 31, 2012, we had recorded reserves of approximately $3 million in the aggregate with respect to three hospitals under review in the foregoing governmental proceedings. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

3.                                      Ordinary Course Matters—Also, as previously reported, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of approximately 5,000 persons; however, only eight individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the class. In March 2012, the Louisiana Supreme Court denied our interlocutory appeal of the trial court’s decision on summary judgment based on procedural grounds, noting that we retain an adequate remedy to appeal any adverse judgment that might be rendered by the trial court. In April 2012, we filed a notice of appeal of the trial court’s denial of our motion to decertify the proceeding as a class action. The notice of appeal was granted, and the trial has been stayed pending the outcome of the appeal. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; uncertainties as to the timing and outcome of the appeals process; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2012, 2011 and 2010:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2012
Continuing operations	$49	$5	$(49)	$0	$5
Discontinued operations	17	0	(12)	0	5
	$66	$5	$(61)	$0	$10
Year Ended December 31, 2011
Continuing operations	$30	$55	$(36)	$0	$49
Discontinued operations	0	17	0	0	17
	$30	$72	$(36)	$0	$66
Year Ended December 31, 2010
Continuing operations	$95	$12	$(78)	$1	$30
Discontinued operations	0	0	0	0	0
	$95	$12	$(78)	$1	$30

For the years ended December 31, 2012, 2011 and 2010, we recorded net costs of $5 million, $72 million and $12 million, respectively, in connection with significant legal proceedings and investigations. The 2012 amount primarily related to costs associated with various legal proceedings and governmental reviews. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described above, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim, and costs to defend the Company in various matters. The 2010 costs primarily related to costs to defend the Company in various matters and changes in reserve estimates established in connection with certain governmental reviews, as well as costs associated with our evaluation of the unsolicited acquisition proposal received in November 2010. The amount for 2010 in the column entitled “Other” above related to the reclassification of previously recorded reserves associated with certain of the matters described above to the accrued legal settlement costs caption in the accompanying Consolidated Balance Sheets.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit):
Federal	$(3)	$0	$6
State	11	(6)	0
	8	(6)	6
Deferred tax expense (benefit):
Federal	117	62	(929)
State	0	5	(54)
	117	67	(983)
	$125	$61	$(977)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2012	2011	2010
Tax expense at statutory federal rate of 35%	$117	$57	$55
State income taxes, net of federal income tax benefit	13	10	10
Tax attributable to noncontrolling interests	(4)	(4)	(3)
Other changes in valuation allowance	(5)	(2)	(1,054)
Change in tax contingency reserves, including interest	(1)	(12)	16
Prior-year provision to return adjustment and other changes in deferred taxes, net of valuation allowance	3	7	(3)
Other items	2	5	2
	$125	$61	$(977)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$0	$375	$0	$418
Reserves related to discontinued operations and restructuring charges	5	0	5	0
Receivables (doubtful accounts and adjustments)	173	0	178	0
Deferred gain on debt exchanges	0	53	0	53
Accruals for retained insurance risks	182	0	197	0
Intangible assets	0	122	0	115
Other long-term liabilities	55	0	53	0
Benefit plans	214	0	190	0
Other accrued liabilities	11	0	31	0
Investments and other assets	6	0	5	0
Net operating loss carryforwards	588	0	695	0
Stock-based compensation	32	0	44	0
Other items	36	0	41	0
	1,302	550	1,439	586
Valuation allowance	(56)	0	(61)	0
	$1,246	$550	$1,378	$586

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2012	2011
Current portion of deferred income taxes	$354	$418
Deferred income taxes, net of current portion	342	374
Noncurrent deferred income tax liability	0	0
Net deferred tax asset	$696	$792

The provision for income taxes in the year ended December 31, 2010 included an income tax benefit of $998 million in continuing operations related to a decrease in the valuation allowance for our deferred tax assets and other tax adjustments. The net decrease in the valuation allowance during the year ended December 31, 2010 is primarily attributable to the estimated realization of deferred tax assets resulting from the utilization of net operating loss carryforwards against projected future years’ taxable income. After considering all available evidence, both positive (including cumulative profits, carryforward periods for utilization of federal net operating loss carryovers and other factors) and negative (including cumulative losses in past years and other factors), we concluded that the valuation allowance against our deferred tax assets should be reduced by approximately $1.06 billion. The remaining $66 million balance in the valuation allowance as of December 31, 2010 was primarily attributable to certain state net operating loss carryovers and federal tax credits that, more likely than not, will expire unutilized. Based on the improvement of our operating results in 2009 and 2010 and our assessment of projected future results of operations, we determined that realization of the deferred income tax benefit was more likely than not. As a result, our judgment about the need for this valuation allowance changed and the reduction in the valuation allowance was recorded as a benefit in the provision for income taxes.

Effective January 1, 2007, we adopted ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2012, 2011 and 2010.

	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2009	$34	$12	$46
Additions for prior-year tax positions	12	0	12
Reductions for tax positions of prior years	(12)	(11)	(23)
Additions for current-year tax positions	1	0	1
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	0	0	0
Reductions due to a lapse of statute of limitations	(1)	0	(1)
Balance at December 31, 2010	34	1	35
Additions for prior-year tax positions	15	0	15
Reductions for tax positions of prior years	(2)	0	(2)
Additions for current-year tax positions	3	0	3
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(12)	0	(12)
Reductions due to a lapse of statute of limitations	(4)	0	(4)
Balance at December 31, 2011	34	1	35
Additions for prior-year tax positions	0	0	0
Reductions for tax positions of prior years	(2)	0	(2)
Additions for current-year tax positions	2	0	2
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(3)	0	(3)
Reductions due to a lapse of statute of limitations	(0)	0	(0)
Balance at December 31, 2012	$31	$1	$32

The total amount of unrecognized tax benefits as of December 31, 2012 was $32 million, which, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2012 includes expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2011 was $35 million, which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2011 includes a benefit of $21 million ($2 million related to continuing operations and $19 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2010 was $35 million of which $23 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2010 includes a benefit of $58 million ($45 million related to continuing operations and $13 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects, primarily as a result of audit settlements and the expiration of statutes of limitation.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2012 were $8 million, all of which related to continuing operations.

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

As of December 31, 2012, approximately $8 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2012, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.5 billion pretax expiring in 2024 to 2029, (2) approximately $19 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 through 2032, and (4) state NOL carryforwards of $3.2 billion expiring in 2012 through 2032 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $34 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 17. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income from continuing operations for the years ended December 31, 2012, 2011 and 2010. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$185	104,200	$1.77
Effect of dilutive stock options and restricted stock units	0	4,726	(0.07)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$185	108,926	$1.70
Year Ended December 31, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$68	117,182	$0.58
Effect of dilutive stock options and restricted stock units	0	4,113	(0.02)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$68	121,295	$0.56
Year Ended December 31, 2010
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$1,101	121,080	$9.09
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	24	19,078	(1.06)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$1,125	140,158	$8.03

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the years ended December 31, 2012, 2011 and 2010 were 2,876, 3,421 and 5,043 shares, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries and our derivative contracts. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	14	2	11	1
	$20	$6	$13	$1
Derivative Contracts (see Note 6):
LIBOR cap agreement asset	$0	$0	$0	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Investments in Reserve Yield Plus Fund	$2	$0	$2	$0
Marketable debt securities — noncurrent	22	6	15	1
	$24	$6	$17	$1
Derivative Contracts (see Note 6):
LIBOR cap agreement asset	$0	$0	$0	$0

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the years ended December 31, 2012 or 2011.

At December 31, 2012, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the years ended December 31, 2012 or 2011.

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$20	$0	$20	$0
Goodwill	$0	$0	$0	$0

As described in Notes 4 and 5, we recorded $12 million in impairment charges in the year ended December 31, 2011 consisting of (i) $6 million in continuing operations for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values of $20 million primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment and (ii) $6 million in discontinued operations for the write-off of goodwill associated with our diagnostic imaging center business in Louisiana to its implied fair value of $0.

The fair value of our long-term debt is based on quoted market prices (Level 1). At December 31, 2012 and 2011, the estimated fair value of our long-term debt was approximately 108.2% and 104.9%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2012, we acquired a diagnostic imaging center, an oncology center, an urgent care center, a health plan, a cyberknife center in which we previously held a noncontrolling interest, a majority interest in nine ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as 20 physician practice entities and a physician practice management company in which we had previously held a noncontrolling interest as part of our Hospital Operations and other segment. Also during the year ended December 31, 2012, our Conifer segment acquired an information management and services company and a hospital revenue cycle management business. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $211 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, for several recently acquired outpatient centers; therefore, the purchase price allocations for those centers are subject to adjustment once the valuations are completed. We are also in process of finalizing the purchase price allocations, including valuations of the acquired identifiable intangible assets, for the recent acquisitions made by our Conifer subsidiary; therefore, the purchase price allocations for those acquisitions are subject to adjustment once the valuations are completed. During the year ended December 31, 2012, we finalized the purchase price allocations for various outpatient centers acquired in 2011, which resulted in an increase in goodwill of $1 million with a corresponding decrease in property and equipment.

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

Purchase price allocations for the acquisitions made during the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Current assets	$19	$8
Property and equipment	24	34
Other intangible assets	53	2
Goodwill	182	86
Current liabilities	(23)	(7)
Long-term liabilities	(7)	(8)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	0	(16)
Noncontrolling interests	(37)	(15)
Net cash paid	$211	$84

The goodwill generated from these transactions, which we anticipate will be fully deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $6 million and $4 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2012 and 2011, respectively.

NOTE 20. SEGMENT INFORMATION

In the three months ended June 30, 2012, we began reporting Conifer as a separate reportable business segment. Our other segment is Hospital Operations and other. Historically, our business has consisted of one reportable segment. However, during the three months ended June 30, 2012, our Hospital Operations and other segment and our Conifer subsidiary entered into formal agreements, pursuant to which it was agreed that services provided by both parties to each other would be billed based on estimated third-party pricing terms. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related health care businesses. At December 31, 2012, our subsidiaries operated 49 hospitals with a total of 13,216 licensed beds, primarily serving urban and suburban communities, as well as 117 free-standing and provider-based outpatient centers.

We also operate revenue cycle management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At December 31, 2012, Conifer provided services to more than 600 Tenet and non-Tenet hospital and other clients nationwide.

As mentioned above, in 2012, our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms. In 2011 and 2010, the services provided by both parties were charged to the other party based on an estimate of the internal costs to provide such services. The amounts in the tables directly below reflect the services being charged based on estimated third-party terms in 2012, but not in 2011 or 2010.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2012	2011	2010
Assets:
Hospital Operations and other	$8,825	$8,389	$8,437
Conifer	219	73	63
Total	$9,044	$8,462	$8,500

	Year Ended December 31,
	2012	2011	2010
Capital expenditures:
Hospital Operations and other	$495	$461	$465
Conifer	13	14	11
Total	$508	$475	$476

Net operating revenues:
Hospital Operations and other	$9,002	$8,575	$8,216
Conifer
Tenet	371	261	206
Other customers	117	79	49
	9,490	8,915	8,471
Intercompany eliminations	(371)	(261)	(206)
Total	$9,119	$8,654	$8,265

Adjusted EBITDA:
Hospital Operations and other	$1,098	$1,083	$1,021
Conifer	105	43	15
Total	$1,203	$1,126	$1,036

Depreciation and amortization:
Hospital Operations and other	$420	$389	$372
Conifer	10	9	8
Total	$430	$398	$380

	Year Ended December 31,
	2012	2011	2010
Adjusted EBITDA	$1,203	$1,126	$1,036
Depreciation and amortization	(430)	(398)	(380)
Interest expense	(412)	(375)	(424)
Loss from early extinguishment of debt	(4)	(117)	(57)
Litigation and investigation costs	(5)	(55)	(12)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(19)	(20)	(10)
Investment earnings	1	3	5
Income before income taxes	$334	$164	$158

Due to the fact that Conifer’s revenues from providing services to Tenet’s hospitals are based on estimated third-party billing terms in 2012 but not in 2011 or 2010, the following supplemental table presents 2012 Adjusted EBITDA on a comparable basis to the 2011 and 2010 presentation.

	Year Ended December 31,
	2012	2011	2010
Adjusted supplemental EBITDA:
Hospital Operations and other	$1,167	$1,083	$1,021
Conifer	36	43	15
Total	$1,203	$1,126	$1,036

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Topic 350. The guidance provided in the ASU is effective for annual and interim impairment testing performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have any impact on our financial condition, results of operations or cash flows.

NOTE 22. SUBSEQUENT EVENT

Issuance of New Notes; Repurchase of Outstanding Notes

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April, 1 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we expect to record a loss from early extinguishment of debt of approximately $179 million primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs. The remaining net proceeds will be used for purchases of our other outstanding senior secured notes through public or privately negotiated transactions and for general corporate purposes, including strategic acquisitions and the repayment of indebtedness and drawings under our senior secured revolving credit facility.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
Net operating revenues	$2,302	$2,265	$2,221	$2,331
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$58	$(6)	$40	$49
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.56	$(0.06)	$0.38	$0.46
Diluted	$0.53	$(0.06)	$0.37	$0.45

	Year Ended December 31, 2011
	First	Second	Third	Fourth
Net operating revenues	$2,250	$2,132	$2,100	$2,172
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$73	$55	$6	$(76)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.60	$0.45	$0.05	$(0.70)
Diluted	$0.56	$0.44	$0.05	$(0.70)

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by CMS of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2.

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

During the fourth quarter of 2012, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)            Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, par value $0.15 per share, dated January 7, 2011 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

(c)             Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State effective October 10, 2012 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated October 10, 2012 and filed October 11, 2012)

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

(c)             Sixth Supplemental Indenture, dated as of January 28, 2003, between the Registrant and The Bank of New York, as trustee, relating to 7 3/8% Senior Notes due 2013 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated January 28, 2003 and filed January 31, 2003)

(d)            Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as trustee, relating to 9 7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 3, 2004)

(e)             Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as trustee, relating to 9 1/4% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(f)              Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 9% Senior Secured Notes due 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(g)             Tenth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 10% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(h)            Eleventh Supplemental Indenture, dated as of June 15, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 8 7/8% Senior Secured Notes due 2019 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(i)                Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(j)               Thirteenth Supplemental Indenture, dated as of November 21, 2011, to Ninth Supplemental Indenture, dated as of March 3, 2009, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 9% Senior Secured Notes due 2015 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(k)            Fourteenth Supplemental Indenture, dated as of November 21, 2011, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6 ¼% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(l)                Fifteenth Supplemental Indenture, dated as of October 16, 2012, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4¾% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(m)        Sixteenth Supplemental Indenture, dated as of October 16, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 6¾% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(n)            Seventeenth Supplemental Indenture, dated as of February 5, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating 4½% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed February 5, 2013)

(o)            Eighteenth Supplemental Indenture, dated as of February 5, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating 10% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed February 5, 2013)

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

(f)              Exchange and Registration Rights Agreement, dated as of October 16, 2012, by and among the Registrant, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers, and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(g)             Exchange and Registration Rights Agreement, dated as of February 5, 2013, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers, and the guarantors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed February 5, 2013)

(h)            Second Amended and Restated Information Technology and Management Agreement, dated as of November 16, 2006, between the Registrant and Perot Systems Corporation (Incorporated by reference to Exhibit 10(d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)•

(i)                Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(j)               Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(k)            Letter from the Registrant to Britt T. Reynolds, dated December 15, 2011 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 28, 2012)*

(l)                Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(m)        Letter from the Registrant to Audrey Andrews, accepted January 24, 2013*†

(n)            Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(o)            Letter from the Registrant to R. Scott Ramsey, dated September 10, 2012 (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(p)            Letter from the Registrant to Gary Ruff, dated January 25, 2013*†

(q)            Tenet Second Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(r)               Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(s)              Tenet Healthcare Corporation Seventh Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(t)               Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(u)            Second Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(v)            Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)          First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(x)            Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(y)            Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(z)             Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(aa)     Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(bb)     Third Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(cc)       Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(dd)     Form of Award used to evidence grants of performance cash awards under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(ee)       Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(ff)         Second Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(k) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(gg)       Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)           Subsidiaries of the Registrant†

(23)           Consent of Deloitte & Touche LLP†

(31)           Rule 13a-14(a)/15d-14(a) Certifications

(a)            Certification of Trevor Fetter, President and Chief Executive Officer†

(b)            Certification of Daniel J. Cancelmi, Chief Financial Officer†

(32)        Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer†

(101 INS)               XBRL Instance Document

(101 SCH)          XBRL Taxonomy Extension Schema Document

(101 CAL)          XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)            XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)          XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)            XBRL Taxonomy Extension Presentation Linkbase Document

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: February 25, 2013	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2013	By:	/s/ TREVOR FETTER
Trevor Fetter
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2013	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2013	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2013	By:	/s/ JOHN ELLIS BUSH
John Ellis Bush
Director

Date: February 25, 2013	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines
Director

Date: February 25, 2013	By:	/s/ KAREN M. GARRISON
Karen M. Garrison
Director

Date: February 25, 2013	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas
Director

Date: February 25, 2013	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey
Director

Date: February 25, 2013	By:	/s/ FLOYD D. LOOP
Floyd D. Loop, M.D.
Director

Date: February 25, 2013	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill
Director

Date: February 25, 2013	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer
Director

Date: February 25, 2013	By:	/s/ JAMES A. UNRUH
James A. Unruh
Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance at	Additions Charged To:				Balance at
	Beginning of Period	Costs and Expenses(1)(2)	Other Accounts	Deductions(3)	Other Items	End of Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$397	$789	$—	$(785)	$—	$401
Year ended December 31, 2011	$352	$721	$—	$(676)	$—	$397
Year ended December 31, 2010	$369	$730	$—	$(747)	$—	$352

Valuation allowance for deferred tax assets
Year ended December 31, 2012	$61	$(5)	$—	$—	$—	$56
Year ended December 31, 2011	$66	$(5)	$—	$—	$—	$61
Year ended December 31, 2010	$1,127	$(1,061)	$—	$—	$—	$66

(1)   Includes amounts recorded in discontinued operations.

(2)   Before considering recoveries on accounts or notes previously written off.

(3)   Accounts written off.