Form 10-Q
period 2013-03-31
TENET HEALTHCARE CORP
filed 2013-04-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

As of April 25, 2013, there were 103,501,059 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$95	$364
Accounts receivable, less allowance for doubtful accounts ($407 at March 31, 2013 and $401 at December 31, 2012)	1,383	1,345
Inventories of supplies, at cost	152	153
Income tax receivable	4	7
Current portion of deferred income taxes	354	354
Other current assets	455	458
Total current assets	2,443	2,681
Investments and other assets	163	162
Deferred income taxes, net of current portion	395	342
Property and equipment, at cost, less accumulated depreciation and amortization ($3,580 at March 31, 2013 and $3,494 at December 31, 2012)	4,296	4,293
Goodwill	948	916
Other intangible assets, at cost, less accumulated amortization ($447 at March 31, 2013 and $426 at December 31, 2012)	670	650
Total assets	$8,915	$9,044

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$52	$94
Accounts payable	625	722
Accrued compensation and benefits	373	415
Professional and general liability reserves	49	64
Accrued interest payable	99	125
Other current liabilities	351	343
Total current liabilities	1,549	1,763
Long-term debt, net of current portion	5,375	5,158
Professional and general liability reserves	298	292
Other long-term liabilities	611	597
Total liabilities	7,833	7,810
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	36	16
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 143,597,960 shares issued at March 31, 2013 and 142,363,915 shares issued at December 31, 2012	7	7
Additional paid-in capital	4,484	4,471
Accumulated other comprehensive loss	(68)	(68)
Accumulated deficit	(1,376)	(1,288)
Common stock in treasury, at cost, 40,172,225 shares at March 31, 2013 and 37,730,431 shares at December 31, 2012	(2,078)	(1,979)
Total shareholders’ equity	969	1,143
Noncontrolling interests	77	75
Total equity	1,046	1,218
Total liabilities and equity	$8,915	$9,044

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,594	$2,491
Less: Provision for doubtful accounts	207	189
Net operating revenues	2,387	2,302
Operating expenses:
Salaries, wages and benefits	1,161	1,062
Supplies	384	399
Other operating expenses, net	568	531
Depreciation and amortization	114	100
Impairment and restructuring charges, and acquisition-related costs	14	3
Litigation and investigation costs	0	2
Operating income	146	205
Interest expense	(103)	(98)
Loss from early extinguishment of debt	(177)	0
Investment earnings	0	1
Income (loss) from continuing operations, before income taxes	(134)	108
Income tax benefit (expense)	53	(42)
Income (loss) from continuing operations, before discontinued operations	(81)	66
Discontinued operations:
Income (loss) from operations	(3)	2
Income tax benefit (expense)	1	(1)
Income (loss) from discontinued operations	(2)	1
Net income (loss)	(83)	67
Less: Preferred stock dividends	0	6
Less: Net income attributable to noncontrolling interests	5	3
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$58
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(86)	$57
Income (loss) from discontinued operations, net of tax	(2)	1
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$58
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.83)	$0.55
Discontinued operations	(0.02)	0.01
	$(0.85)	$0.56
Diluted
Continuing operations	$(0.83)	$0.52
Discontinued operations	(0.02)	0.01
	$(0.85)	$0.53
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	104,103	102,843
Diluted	104,103	121,218

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(83)	$67
Other comprehensive income:
Adjustments for supplemental executive retirement plans	0	3
Other comprehensive income before income taxes	0	3
Income tax expense related to items of other comprehensive income	0	0
Total other comprehensive income, net of tax	0	3
Comprehensive income (loss)	(83)	70
Less: Preferred stock dividends	0	6
Less: Comprehensive income attributable to noncontrolling interests	5	3
Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$61

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(83)	$67
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	114	100
Provision for doubtful accounts	207	189
Deferred income tax expense (benefit)	(55)	38
Stock-based compensation expense	11	8
Impairment and restructuring charges, and acquisition-related costs	14	3
Litigation and investigation costs	0	2
Loss from early extinguishment of debt	177	0
Amortization of debt discount and debt issuance costs	5	5
Pre-tax (income) loss from discontinued operations	3	(2)
Other items, net	(10)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(251)	(324)
Inventories and other current assets	(44)	(8)
Income taxes	3	3
Accounts payable, accrued expenses and other current liabilities	(138)	(109)
Other long-term liabilities	27	16
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(7)	(11)
Net cash used in operating activities from discontinued operations, excluding income taxes	(5)	(16)
Net cash used in operating activities	(32)	(42)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(133)	(136)
Purchases of businesses or joint venture interests	(5)	(3)
Proceeds from sales of marketable securities, long-term investments and other assets	3	3
Other long-term assets	29	(2)
Other items, net	2	2
Net cash used in investing activities	(104)	(136)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(200)	(455)
Proceeds from borrowing under credit facility	220	658
Repayments of other borrowings	(899)	(4)
Proceeds from other borrowings	850	0
Repurchases of common stock	(100)	(26)
Cash dividends on preferred stock	0	(6)
Deferred debt issuance costs	(15)	0
Distributions paid to noncontrolling interests	(6)	(3)
Proceeds from exercise of stock options	15	2
Other items, net	2	3
Net cash provided by (used in) financing activities	(133)	169
Net decrease in cash and cash equivalents	(269)	(9)
Cash and cash equivalents at beginning of period	364	113
Cash and cash equivalents at end of period	$95	$104
Supplemental disclosures:
Interest paid, net of capitalized interest	$(125)	$(102)
Income tax refunds (payments), net	$3	$(2)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of March 31, 2013 primarily operated 49 hospitals with a total of 13,180 licensed beds, 122 outpatient centers and Conifer Health Solutions (“Conifer”), which provides business process solutions to more than 600 hospital and other clients nationwide.

Basis of Presentation

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). As permitted by the Securities and Exchange Commission (“SEC”) for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2 of our Annual Report. Certain balances in the accompanying Condensed Consolidated Financial Statements and these notes have been reclassified to give retrospective presentation for the discontinued operations described in Note 3. Furthermore, certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended March 31,
	2013	2012
General Hospitals:
Medicare	$540	$629
Medicaid	188	177
Managed care	1,361	1,326
Indemnity, self-pay and other	260	241
Acute care hospitals — other revenue	28	24
Other:
Other operations	217	94
Net operating revenues before provision for doubtful accounts	$2,594	$2,491

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $95 million and $364 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, our book overdrafts were approximately $198 million and $232 million, respectively, which were classified as accounts payable.

At March 31, 2013 and December 31, 2012, approximately $78 million and $65 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at March 31, 2013 and December 31, 2012, we had $51 million and $98 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $39 million and $93 million, respectively, were included in accounts payable.

During the three months ended March 31, 2013 and 2012, we entered into non-cancellable capital leases of approximately $31 million and $17 million, respectively, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
March 31, 2013:
Capitalized software costs	$950	$(418)	$532
Long-term debt issuance costs	109	(25)	84
Other	58	(4)	54
Total	$1,117	$(447)	$670

December 31, 2012:
Capitalized software costs	$927	$(399)	$528
Long-term debt issuance costs	106	(25)	81
Other	43	(2)	41
Total	$1,076	$(426)	$650

Estimated future amortization of intangibles with finite useful lives as of March 31, 2013 is as follows:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
Amortization of intangible assets	$670	$86	$94	$78	$71	$57	$284

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2013	2012
Continuing operations:
Patient accounts receivable	$1,733	$1,668
Allowance for doubtful accounts	(406)	(396)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	88
Net cost reports and settlements payable and valuation allowances	(39)	(24)
	1,379	1,336
Discontinued operations:
Patient accounts receivable	5	11
Allowance for doubtful accounts	(1)	(5)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	1	2
Net cost reports and settlements receivable (payable) and valuation allowances	(1)	1
	4	9
Accounts receivable, net	$1,383	$1,345

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% and 28.9% as of March 31, 2013 and December 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Our estimated collection rate from managed care payers was approximately 98.1% and 98.0% at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured accounts was 88.3% and 87.3%, respectively, of our self-pay uninsured patient accounts receivable. As of March 31, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay balance after insurance accounts was 55.4% and 54.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-payments and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, decreased approximately $9 million from $227 million in the three months ended March 31, 2012 to $218 million in the three months ended March 31, 2013 primarily due to a decrease in patient account assignments to our Conifer subsidiary. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient revenues and higher insurance co-payments and deductibles in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by the impact of a 90 basis point improvement in our collection rate on self-pay accounts. As of both March 31, 2013 and December 31, 2012, our allowance for doubtful accounts for managed care accounts was 9.4% of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2013 and 2012 were approximately $104 million and $105 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2013 and 2012 were $32 million and $31 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2013 and 2012 were approximately $67 million and $45 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended June 30, 2012, our Creighton University Medical Center hospital (“CUMC”) in Nebraska was reclassified into discontinued operations based on the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” as a result of our plan to sell CUMC, which sale was completed in August 2012. In May 2012, we completed the sale of Diagnostic Imaging Services, Inc. (“DIS”), our former diagnostic imaging center business in Louisiana. As a result of the sale, DIS was reclassified into discontinued operations in the three months ended June 30, 2012.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2013	2012
Net operating revenues	$3	$56
Income (loss) before income taxes	(3)	2

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $14 million, consisting of $7 million of restructuring costs, $2 million of employee severance costs, $1 million of lease termination costs, and $4 million in acquisition-related costs.

During the three months ended March 31, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $3 million relating to the impairment of obsolete assets.

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

As of March 31, 2013, our continuing operations consisted of two operating segments, our Conifer subsidiary and our hospital and other operations. Our hospital and other operations are structured as follows:

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

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the three months ended March 31, 2013 and 2012 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2013
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$8	$10	$(6)	$(2)	$10
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	4	0	0	0	4
	$12	$10	$(6)	$(2)	$14

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Three Months Ended March 31, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$0	$(1)	$(0)	$5
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$0	$(1)	$(0)	$10

The above liability balances at March 31, 2013 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at March 31, 2013 are expected to be approximately $9 million in 2013 and $5 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Senior notes:
7 3/8%, due 2013	$0	$55
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
6 3/4%, due 2020	300	300
8%, due 2020	750	750
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
10%, due 2018	0	714
8 7/8%, due 2019	925	925
4 3/4%, due 2020	500	500
4 1/2%, due 2021	850	0
Credit facility due 2016	20	0
Capital leases and mortgage notes	140	119
Unamortized note discounts and premium	(63)	(116)
Total long-term debt	5,427	5,252
Less current portion	52	94
Long-term debt, net of current portion	$5,375	$5,158

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2013, we had $20 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.18%, and we had approximately $152 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $628 million was available for borrowing under the revolving credit facility at March 31, 2013.

Senior Secured Notes

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs. The remaining net proceeds were used for general corporate purposes, including the repayment of borrowings under our senior secured revolving credit facility.

NOTE 6. GUARANTEES

At March 31, 2013, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $109 million. We had a liability of $74 million recorded for these guarantees included in other current liabilities at March 31, 2013.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at March 31, 2013 was $4 million. We had a liability of $2 million recorded for these guarantees at March 31, 2013, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2013, approximately 2.6 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the three months ended March 31, 2013 and 2012 includes $13 million and $8 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2012	4,289,192	$30.49
Granted	295,639	39.31
Exercised	(654,264)	23.36
Forfeited/Expired	(94,749)	64.82
Outstanding as of March 31, 2013	3,835,818	$31.53	$64	3.9 years
Vested and expected to vest at March 31, 2013	3,814,640	$31.51	$64	3.9 years
Exercisable as of March 31, 2013	3,247,003	$31.60	$54	3.4 years

There were 654,264 stock options exercised during the three months ended March 31, 2013 with an $11 million aggregate intrinsic value, and 602,495 stock options exercised during the same period in 2012 with a $9 million aggregate intrinsic value.

As of March 31, 2013, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

In the three months ended March 31, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the Plan, and will expire on the fifth anniversary of the grant date. In the three months ended March 31, 2012, we granted an aggregate of 440,000 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. Because all conditions were met, the performance-based options will vest and be settled ratably over a three-year period from the grant date.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2013 was $14.46 per share. The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2012 was $11.96 per share. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Expected volatility	50%	52%
Expected dividend yield	0%	0%
Expected life	3.6 years	6.9 years
Expected forfeiture rate	6%	2%
Risk-free interest rate	0.48%	1.41%
Early exercise threshold	100% gain	70% gain
Early exercise rate	50% per year	20% per year

The expected volatility used in the binomial lattice model incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price on two dates (one in 2010 and one in 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from the output of the binomial lattice model and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price
$ 0.00 to $4.569	463,467	5.9 years	$4.56	463,467	$4.56
$ 4.57 to $25.089	1,060,965	6.7 years	20.87	767,789	20.08
$ 25.09 to $32.569	543,959	3.3 years	29.74	543,959	29.74
$ 32.57 to $42.529	933,376	2.8 years	41.25	637,737	42.15
$ 42.53 to $55.129	698,801	0.9 years	48.44	698,801	48.44
$ 55.13 to $70.249	135,250	0.5 years	60.47	135,250	60.47
	3,835,818	3.9 years	$31.53	3,247,003	$31.60

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2012	2,295,942	$23.40
Granted	976,612	39.31
Vested	(864,174)	23.37
Forfeited	(9,888)	23.71
Unvested as of March 31, 2013	2,398,492	$29.89

In the three months ended March 31, 2013, we granted 770,554 restricted stock units subject to time-vesting, of which 690,421 will vest and be settled ratably over a three-year period from the date of the grant and 80,133 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. In the three months ended March 31, 2012, we granted 1,164,375 restricted units subject to time-vesting. In addition, we granted 116,250 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date.

As of March 31, 2013, there were $61 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.5 years.

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

Share Repurchase Program

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $200 million to repurchase a total of 5,860,730 shares during the period from the commencement of the program through March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Total	5,861	$34.12	5,861	$300

Repurchased shares are recorded based on settlement date and are held as treasury stock.

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2013 and 2012 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
						Accumulated
	Preferred Stock		Common Stock		Additional	Other
	Shares	Issued	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling	Total
	Outstanding	Amount	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Equity
Balances at December 31, 2012	0	$0	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	0	0	(88)	0	5	(83)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(6)	(6)
Purchase of businesses or joint venture interests	0	0	0	0	0	0	0	0	3	3
Repurchase of common stock	0	0	(2,455)	0	0	0	0	(100)	0	(100)
Stock-based compensation expense and issuance of common stock	0	0	1,248	0	13	0	0	1	0	14
Balances at March 31, 2013	0	$0	103,426	$7	$4,484	$(68)	$(1,376)	$(2,078)	$77	$1,046

Balances at December 31, 2011	345,000	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income	0	0	0	0	0	0	64	0	3	67
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(3)	(3)
Contribution from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(6)	0	0	0	0	(6)
Repurchase of common stock	0	0	(1,327)	0	0	0	0	(26)	0	(26)
Stock-based compensation expense and issuance of common stock	0	0	954	0	2	0	0	0	0	2
Balances at March 31, 2012	345,000	$334	103,383	$7	$4,423	$(49)	$(1,376)	$(1,879)	$71	$1,531

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the annual policy periods April 1, 2010 through March 31, 2014, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At March 31, 2013 and December 31, 2012, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $347 million and $356 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.24% and 1.18% at March 31, 2013 and December 31, 2012, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $26 million and $28 million for the three months ended March 31, 2013 and 2012, respectively.

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

•                  Review of Billing Practices for Kyphoplasty Procedures. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services has contacted a number of hospitals nationwide requesting information regarding their billing practices in connection with kyphoplasty procedures. More specifically, the government is investigating the appropriateness of Medicare patients receiving kyphoplasty — which is a minimally invasive spinal procedure used to treat vertebral compression fractures — on an inpatient as opposed to an outpatient basis. In March 2009, one of our hospitals received an information request from the DOJ regarding these procedures and, in July 2010, we were notified that six additional hospitals were also under review. Following a chart review by our external clinical expert and non-binding discussions with the government, we entered into an agreement with the DOJ in January 2013 for approximately $900,000 (which was previously reserved) to settle claims relating to the first hospital to receive an information request. In September 2012, we reached agreement with the DOJ on the appropriate methodology to review the billing practices of a second hospital, and our expert has completed the chart review for that hospital. As a result, in the three months ended December 31, 2012, management established a reserve, as described below, to reflect the current estimate of probable liability for that second hospital. We are unable to calculate an estimate of loss or range of loss with respect to the five remaining hospitals under review because (i) our external clinical expert has not completed its review of the billing practices of three of those hospitals and (ii) we have not reached agreement with the DOJ on the appropriate review methodology with respect to the remaining two hospitals.

•                  Review of Billing Practices for Cardiac Defibrillator Implantation Procedures. The DOJ has contacted a number of hospitals nationwide requesting information regarding their Medicare billing practices in connection with the implantation of cardiac defibrillators. As previously reported, in March 2010, the DOJ issued a civil investigative demand to one of our hospitals pursuant to the federal False Claims Act seeking information to determine if procedures to implant cardiac defibrillators at that hospital from 2002 to 2010 were performed in accordance with Medicare coverage requirements. Also as previously reported, in

September 2010, the DOJ notified us that its review may extend to billing procedures at 32 of our other hospitals in addition to the hospital that received the original information request. The number of hospitals under review may increase or decrease depending on the timeframe of the government’s examination. The parties are currently engaged in discussions regarding a resolution of any potential liability associated with claims submitted to Medicare for the implantation of cardiac defibrillators during the relevant period, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Review of Arrangements with Local Service Provider. We received a subpoena from the OIG in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that Atlanta Medical Center, North Fulton Regional Hospital, South Fulton Medical Center (now known as Atlanta Medical Center — South Campus) and Spalding Regional Hospital (all located in Georgia) and Hilton Head Hospital (located in South Carolina) had with Hispanic Medical Management, Inc. (“HMM”). HMM is an unaffiliated entity that owns and operates clinics that provide, among other things, prenatal care predominantly to Hispanic women. The hospitals contracted with HMM for translation, marketing and Medicaid eligibility determination services. The investigation, which is being conducted by the U.S. Attorney’s Office for the Middle District of Georgia, the U.S. Attorney’s Office for the Northern District of Georgia and the DOJ, relates to HMM’s relationships with various hospitals. We understand the government’s review focuses on whether the arrangements violated the federal Anti-kickback Statute and False Claims Act. We have produced documents and information responsive to the subpoena and are cooperating with the government’s review. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of this investigation.

Except with respect to the recently settled matter involving one hospital discussed above, our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of March 31, 2013, we had recorded reserves of approximately $3 million in the aggregate with respect to three hospitals under review in the foregoing governmental proceedings. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

2.                                      Hospital-Related Tort Claim—As previously reported, in May 2012, the Superior Court in Los Angeles County, California reduced punitive damages awarded in connection with an alleged April 2006 assault at Tarzana Regional Medical Center (a hospital we divested in 2008) from $65 million to $5 million. (The plaintiff was also previously awarded compensatory damages of approximately $2.4 million in the lawsuit — which is captioned Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation.) The plaintiff subsequently filed a motion seeking attorneys’ fees in the amount of $6 million; however, the judge instead awarded attorneys’ fees of $1.5 million. Both parties have filed notices appealing all aspects of the final judgment and have also agreed to attempt to resolve this matter through non-binding mediation, which we expect will take place during the three months ending September 30, 2013.

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

3.                                      Ordinary Course Matters—Also, as previously reported, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of over 5,000 persons; however, only eight individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the class. In March 2012, the Louisiana Supreme Court denied our interlocutory appeal of the trial court’s decision on summary judgment based on procedural grounds, noting that we retain an adequate remedy to appeal any adverse judgment that might be rendered by the trial court. In April 2012, we filed a notice of appeal of the trial court’s denial of our motion to decertify the proceeding as a class action. The notice of appeal was granted, and the trial was stayed pending the outcome of the appeal. On April 24, 2013, the court of appeal affirmed the trial court’s denial of our motion to decertify the proceeding as a class action. We intend to seek review of the court of appeal’s decision by the Louisiana Supreme Court. The trial remains stayed. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; uncertainties as to the timing and outcome of the appeals process; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2013 and 2012:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2013
Continuing operations	$5	$0	$(1)	$4
Discontinued operations	5	0	0	5
	$10	$0	$(1)	$9

Three Months Ended March 31, 2012
Continuing operations	$49	$2	$(10)	$41
Discontinued operations	17	0	0	17
	$66	$2	$(10)	$58

For the three months ended March 31, 2012, we recorded net litigation and investigation costs of $2 million, primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

Income tax expense in the three months ended March 31, 2013 included expense of $0.3 million related to continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of March 31, 2013 was $32 million ($31 million related to continuing operations and $1 million related to discontinued operations), which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.2 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2013. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2013 were $8 million, all of which related to continuing operations.

As of March 31, 2013, approximately $8 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for income from continuing operations for the three months ended March 31, 2013 and 2012. Income is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2013
Loss to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(86)	104,103	$(0.83)
Effect of dilutive stock options and restricted stock units	0	0	0
Loss to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(86)	104,103	$(0.83)

Three Months Ended March 31, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$57	102,843	$0.55
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	6	18,375	(0.03)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$63	121,218	$0.52

Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended March 31, 2013 and 2012 were 1,472 and 3,829 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	13	0	12	1
	$19	$4	$14	$1

Investments:	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	14	2	11	1
	$20	$6	$13	$1

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the three months ended March 31, 2013.

At March 31, 2013, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the three months ended March 31, 2013 or 2012.

The fair value of our long-term debt is based on quoted market prices (Level 1). At March 31, 2013 and December 31, 2012, the estimated fair value of our long-term debt was approximately 106.7% and 108.2%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the three months ended March 31, 2013, we acquired three ambulatory surgery centers (in one of which we had previously held a noncontrolling interest) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $5 million.

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

Purchase price allocations for the acquisitions made during the three months ended March 31, 2013 are as follows:

Current assets	$1
Property and equipment	3
Goodwill	27
Current liabilities	(2)
Long-term liabilities	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(10)
Noncontrolling interests	(3)
Net assets acquired	15
Total consideration paid	5
Gain on business combination	$10

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $4 million in acquisition-related costs for prospective and closed acquisitions were expensed during the three months ended March 31, 2013 and are included in impairment and restructuring charges, and acquisition-related costs in the Condensed Consolidated Statement of Operations.

Included in equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

NOTE 15. SEGMENT INFORMATION

Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related health care businesses. At March 31, 2013, our subsidiaries operated 49 hospitals with a total of 13,180 licensed beds, primarily serving urban and suburban communities, as well as 122 outpatient centers.

We operate revenue cycle management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At March 31, 2013, Conifer provided services to more than 600 Tenet and non-Tenet hospital and other clients nationwide.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31,	December 31,
	2013	2012
Assets:
Hospital Operations and other	$8,683	$8,825
Conifer	232	219
Total	$8,915	$9,044

	Three Months Ended
	March 31,
	2013	2012
Capital expenditures:
Hospital Operations and other	$131	$133
Conifer	2	3
Total	$133	$136

Net operating revenues:
Hospital Operations and other	$2,268	$2,285
Conifer
Tenet	92	90
Other customers	119	17
	2,479	2,392
Intercompany eliminations	(92)	(90)
Total	$2,387	$2,302

Adjusted EBITDA:
Hospital Operations and other	$242	$285
Conifer	32	25
Total	$274	$310

Depreciation and amortization:
Hospital Operations and other	$110	$98
Conifer	4	2
Total	$114	$100

Adjusted EBITDA	$274	$310
Depreciation and amortization	(114)	(100)
Impairment and restructuring charges, and acquisition-related costs	(14)	(3)
Litigation and investigation costs	0	(2)
Interest expense	(103)	(98)
Loss from early extinguishment of debt	(177)	0
Investment earnings	0	1
Income (loss) from continuing operations before income taxes	$(134)	$108

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). All current and prior period amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). In the three months ended June 30, 2012, we began reporting Conifer Health Solutions (“Conifer”) as a separate reportable business segment. Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications services and management services businesses under our Conifer subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

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

From time to time, we build new hospitals, make strategic acquisitions of hospitals and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. We recently signed a definitive agreement to acquire Emanuel Medical Center in Turlock, California. In addition, we are creating a joint venture partnership with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area, through which John Muir Health will invest approximately $100 million to acquire a 49% ownership interest in our San Ramon Regional Medical Center.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended March 31, 2013, we derived approximately 35% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications services and management services businesses by marketing these services to non-Tenet hospitals and other health care-related entities. Conifer provides services to more than 600 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for over 50 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in October and November 2012, Conifer acquired an information management and services company and a hospital revenue cycle management business, respectively. Conifer’s service offerings have also recently expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the health care industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, other clients for these services include health plans, self-insured employees and other entities.

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and the major national commercial payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as the commercial market moves to narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Medicare Performance Improvement (recently renamed Performance Excellence Program) initiatives, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we recognized electronic health record (“EHR”) incentives related to Medicaid ARRA HIT in 2011 and 2012. These incentives partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and patient volumes. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We believe our focus on physician alignment and satisfaction, targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our adjusted patient admissions. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-payments and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. We are also committed to a clinical alignment strategy, which includes an emphasis on physician employment and on innovative arrangements with payers, physicians and other providers. For example, during 2012, we successfully completed our first year of operation of an ACO in Northern California with roughly 7,000 Blue Shield members as part of an integrated health care delivery system designed to compete with offerings from other providers in the local market. In several other markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. These achievements provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the precise impact of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates, we anticipate, based on the current timetable for implementing the law, that we should begin to receive reimbursement for caring for uninsured and underinsured patients as early as 2014.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, lower patient acuity levels for certain patient service lines, and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended March 31, 2013 and 2012 for all of our continuing operations hospitals, excluding the results of our Creighton University Medical Center, which was reclassified to discontinued operations in 2012.

	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)
Total admissions	125,929	131,190	(4.0)%
Adjusted patient admissions(1)	197,665	202,799	(2.5)%
Paying admissions (excludes charity and uninsured)	117,326	122,343	(4.1)%
Charity and uninsured admissions	8,603	8,847	(2.8)%
Admissions through emergency department	80,208	81,216	(1.2)%
Paying admissions as a percentage of total admissions	93.2%	93.3%	(0.1	)%(2)
Charity and uninsured admissions as a percentage of total admissions	6.8%	6.7%	0.1	%(2)
Emergency department admissions as a percentage of total admissions	63.7%	61.9%	1.8	%(2)
Surgeries — inpatient	33,204	36,237	(8.4)%
Surgeries — outpatient	68,209	56,991	19.7%
Total surgeries	101,413	93,228	8.8%
Patient days — total	603,285	617,459	(2.3)%
Adjusted patient days(1)	939,840	947,154	(0.8)%
Average length of stay (days)	4.79	4.71	1.7%
Number of acute care hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,180	13,175	—%
Average licensed beds	13,180	13,138	0.3%
Utilization of licensed beds(3)	50.9%	51.6%	(0.7	)%(2)

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the amounts shown for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions decreased by 5,261, or 4.0%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Admissions growth was adversely impacted by the loss of a weekday compared to the 2012 leap year and the timing of religious holidays in the 2013 period compared to 2012, as well as certain service line closures. Total surgeries increased by 8.8% in the three months ended March 31, 2013 compared to the same period in 2012, comprised of a 19.7% increase in outpatient surgeries partially offset by an 8.4% decrease in inpatient surgeries. Our emergency department admissions decreased 1.2% in the three months ended March 31, 2013 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the decrease in our total admissions. Charity and uninsured admissions decreased 2.8% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
Outpatient Visits	2013	2012	Increase (Decrease)
Total visits	1,054,789	1,031,611	2.2%
Paying visits (excludes charity and uninsured)	944,549	926,474	2.0%
Charity visits and uninsured visits	110,240	105,137	4.9%
Emergency department visits	402,078	386,398	4.1%
Surgery visits	68,209	56,991	19.7%
Paying visits as a percentage of total visits	89.5%	89.8%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.5%	10.2%	0.3	%(1)

(1)         The change is the difference between the amounts shown for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total outpatient visits increased 23,178, or 2.2%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Three of our four regions reported increased outpatient visits in the three months ended March 31, 2013, with the strongest growth occurring in our California region. The growth in outpatient visits was primarily driven by our outpatient center acquisition program.

Outpatient surgery visits increased by 19.7% in the three months ended March 31, 2013 compared to the same period in 2012. Charity and uninsured outpatient visits increased by 4.9% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	Three Months Ended March 31,
Revenues	2013	2012	Increase (Decrease)
Net operating revenues	$2,387	$2,302	3.7%
Revenues from the uninsured	$165	$152	8.6%
Net inpatient revenues(1)	$1,536	$1,607	(4.4)%
Net outpatient revenues(1)	$813	$766	6.1%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $70 million and $64 million for the three months ended March 31, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $95 million and $88 million for the three months ended March 31, 2013 and 2012, respectively.

Net operating revenues increased by $85 million, or 3.7%, in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to Conifer’s two business acquisitions in the three months ended December 31, 2012, an increase in outpatient volumes and improved managed care pricing, partially offset by a decrease in inpatient revenues. Favorable prior-year cost report adjustments contributed approximately $4 million to net inpatient revenues in the three months ended March 31, 2013, compared to a favorable adjustment of $79 million in the three months ended March 31, 2012, which amount included $81 million from the industry-wide settlement (the “Medicare Budget Neutrality settlement”) that corrected Medicare payments made to providers for inpatient hospital services for a number of prior periods, as further described in our Annual Report. Net operating revenues in the three months ended March 31, 2013 included $67 million of Medicaid disproportionate share hospital (“DSH”) revenues and other state-funded subsidy revenues compared to $45 million in the same period in 2012. Net patient revenues decreased by 1.0% in the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of the impact of the $81 million Medicare Budget Neutrality settlement in the 2012 period and a decrease in admissions.

	Three Months Ended March 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,197	$12,249	(0.4)%
Net inpatient revenue per patient day	$2,546	$2,603	(2.2)%
Net outpatient revenue per visit	$771	$743	3.8%
Net patient revenue per adjusted patient admission(1)	$11,884	$11,701	1.6%
Net patient revenue per adjusted patient day(1)	$2,499	$2,505	(0.2)%

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and per patient day decreased 0.4% and 2.2%, respectively, in the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the impact of the $81 million Medicare Budget Neutrality settlement recorded in the three months ended March 31, 2012, which was substantially offset by improved managed care pricing. The 3.8% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended March 31,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)
Provision for doubtful accounts	$207	$189	9.5%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.0%	7.6%	0.4	%(1)
Collection rate on self-pay accounts(2)	28.8%	27.9%	0.9	%(1)
Collection rate on commercial managed care accounts	98.1%	98.0%	0.1	%(1)

(1)    The change is the difference between the amounts shown for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $18 million, or 9.5%, in the three months ended March 31, 2013 compared to the same period in 2012. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient revenues and higher insurance co-payments and deductibles in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by a 90 basis point improvement in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% at March 31, 2013 and 27.9% at March 31, 2012.

	Three Months Ended March 31,
Selected Operating Expenses	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,034	$1,000	3.4%
Supplies	384	399	(3.8)%
Other operating expenses	518	513	1.0%
Total	$1,936	$1,912	1.3%
Conifer
Salaries, wages and benefits	$127	$62	104.8%
Other operating expenses	50	18	177.8%
Total	$177	$80	121.3%
Total
Salaries, wages and benefits	$1,161	$1,062	9.3%
Supplies	384	399	(3.8)%
Other operating expenses	568	531	7.0%
Total	$2,113	$1,992	6.1%
Rent/lease expense(1)
Hospital Operations and other	$38	$34	11.8%
Conifer	4	3	33.3%
Total	$42	$37	13.5%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,100	$1,056	4.2%
Supplies per adjusted patient day(2)	409	421	(2.9)%
Other operating expenses per adjusted patient day(2)	551	542	1.7%
Total per adjusted patient day	$2,060	$2,019	2.0%
Salaries, wages and benefits per adjusted patient admission(2)	$5,231	$4,931	6.1%
Supplies per adjusted patient admission(2)	1,943	1,967	(1.2)%
Other operating expenses per adjusted patient admission(2)	2,620	2,530	3.6%
Total per adjusted patient admission	$9,794	$9,428	3.9%

(1)    Included in other operating expenses.

(2)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses for our hospital operations, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 2.0% and 3.9% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase on a per adjusted patient admission basis was higher than the increase on a per adjusted patient day basis, primarily due to an increase in our patient length of stay, which was substantially related to an increase in patient acuity.

Salaries, wages and benefits per adjusted patient admission increased by 6.1% in the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily due an increase in the number of physicians we employ, annual merit increases for certain of our employees and increased employee-related costs associated with our HIT implementation program in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by a decrease in overtime expenses.

Supplies expense per adjusted patient admission decreased by 1.2% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Supplies expense was favorably impacted by lower pharmaceutical costs, as well as a decline in orthopedic, cardiology and implant costs due to renegotiated prices.

Other operating expenses per adjusted patient admission increased by 3.6% in the three months ended March 31, 2013 compared to the same period in 2012. This change is primarily due to increased costs of contracted services, increased medical fees related to employed physicians, and increased systems implementation costs primarily related to our HIT implementation program, partially offset by lower legal costs primarily due to the aforementioned Medicare Budget Neutrality settlement in 2012. Malpractice expense in the 2013 period included a favorable adjustment of approximately $1 million due to a 6 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to $3 million as a result of a 26 basis point increase in the interest rate in the 2012 period.

Salaries, wages and benefits expense for Conifer increased by $65 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

Other operating expenses for Conifer increased by $32 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to additional operating expenses related to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended March 31, 2013 and 2012 of the following items:

	Three Months Ended March 31,
	2013	2012
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(14)	$(3)
Litigation and investigation costs	—	(2)
Loss from early extinguishment of debt	(177)	—
Pre-tax impact	$(191)	$(5)
Total after-tax impact	$(120)	$(3)
Diluted per-share impact of above items	$(1.16)	$(0.02)
Diluted earnings per share, including above items	$(0.83)	$0.52

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $95 million at March 31, 2013, a decrease of $269 million from $364 million at December 31, 2012.

Significant cash flow items in the three months ended March 31, 2013 included:

•                  Capital expenditures of $133 million;

•                  Interest payments of $125 million;

•                  $100 million of payments to repurchase our common stock;

•                  $20 million net borrowings under our revolving credit facility;

•                  $850 million of proceeds from the issuance of our 4 1/2% senior secured notes due 2021;

•                  $55 million of payments at the maturity of our 7 3/4% senior notes due 2013;

•                  $833 million of payments to retire our 10% senior secured notes due 2018;

•                  $37 million in aggregate annual 401(k) matching contributions and $47 million in annual incentive compensation payments, which were accrued as compensation expense in 2012; and

•                  Payments of $23 million to pre-fund our employees’ health savings accounts for calendar year 2013.

Net cash used in operating activities was $32 million in the three months ended March 31, 2013 compared to $42 million in the three months ended March 31, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  $11 million less cash used in operating activities from discontinued operations;

•                  Income tax refunds of $3 million in the three months ended March 31, 2013 compared to payments of $2 million in the three months ended March 31, 2012;

•                  Decrease of $4 million in payments on reserves for restructuring charges and litigation costs;

•                  Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $4 million ($84 million in the three months ended March 31, 2013 compared to $80 million in the three months ended March 31, 2012); and

•                  Higher interest payments of $23 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2013	2012	Increase (Decrease)(1)
Medicare	23.0%	26.5%	(3.5)%
Medicaid	8.0%	7.5%	0.5%
Managed care	57.9%	55.9%	2.0%
Indemnity, self-pay and other	11.1%	10.1%	1.0%

(1)            The increase (decrease) is the difference between the 2013 and 2012 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2013	2012	Increase (Decrease)(1)
Medicare	29.5%	30.2%	(0.7)%
Medicaid	11.8%	12.0%	(0.2)%
Managed care	48.6%	48.0%	0.6%
Indemnity, self-pay and other	10.1%	9.8%	0.3%

(1)            The increase (decrease) is the difference between the 2013 and 2012 percentages shown.

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or an insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The expansion of the Medicaid program (substantially all of which will be funded by the federal government) in each state will require state legislative action and the approval by CMS of a state Medicaid plan amendment. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs. We anticipate that health care providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in federal fiscal year (“FFY”) 2014 as the number of uninsured individuals declines. We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the limited amount of implementing regulations and interpretive guidance, uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual or potentially delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage.

In addition to the changes effected by the Affordable Care Act, the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2013 and 2012 are set forth in the following table:

	Three Months Ended March 31,
Revenue Descriptions	2013	2012
Medicare severity-adjusted diagnosis-related group — operating	$291	$299
Medicare severity-adjusted diagnosis-related group — capital	25	26
Outliers	14	14
Outpatient	136	131
Disproportionate share	54	56
Direct Graduate and Indirect Medical Education(1)	25	24
Other(2)	17	16
Adjustments for prior-year cost reports and related valuation allowances	1	79
Total Medicare net patient revenues	$563	$645

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

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.0% and 7.5% of net patient revenues at our continuing general hospitals for the three months ended March 31, 2013 and 2012, respectively. We also receive DSH payments under various state Medicaid programs. For the three months ended March 31, 2013 and 2012, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $67 million and $45 million, respectively.

Several states in which we operate continue to face budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. The economic downturn has increased budget pressures on most states, and these budget pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs in many states. In addition, some states are implementing delays in issuing Medicaid payments to providers. Increased Medicaid enrollment due to the economic downturn, budget gaps and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals. As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs.

The State of Georgia adopted an amended budget for the state fiscal year ended June 30, 2013 that included additional funding for payments to private hospitals from the Indigent Care Trust Fund (“ICTF”), the state’s disproportionate share program. As a result, we recognized ICTF revenues of approximately $10 million during the three months ended March 31, 2013.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2013 and 2012 are set forth in the table below:

	Three Months Ended March 31,
	2013		2012
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Florida	$45	$16	$46	$16
California	43	40	32	35
Texas	24	33	19	28
Georgia	23	9	18	10
Pennsylvania	18	47	21	53
Missouri	15	1	17	1
South Carolina	7	6	9	6
North Carolina	7	1	6	—
Alabama	4	—	7	—
Tennessee	2	7	2	6
	$188	$160	$177	$155

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 26, 2013, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2014 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•                  A market basket increase of 2.5% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.5%); CMS is also making certain adjustments to the estimated 2.5% market basket increase that result in a net market basket update of 0.8%, including:

•      Market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.3% and 0.4%, respectively;

•      A documentation and coding recoupment reduction of 0.8% as part of the recoupment required by the American Taxpayer Relief Act of 2012; and

•      A 0.2% reduction to offset the cost of a policy proposal on admission and medical review criteria;

•      A proposed methodology to implement DSH reductions required by the Affordable Care Act;

•                  A 1.5% net increase in the capital federal MS-DRG rate; and

•                  An increase in the cost outlier threshold from $21,821 to $24,140.

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.5% increase in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Proposed IPPS Rule as applied to our IPPS payments for the six months ended March 31, 2013, the estimated annual impact for all changes in the Proposed IPPS Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $8 million. Because of the uncertainty regarding the proposals and other factors that may influence our future

IPPS payments by individual hospital, including admission volumes, length of stay, case mix and the potentially redistributive effects of DSH reductions, we cannot provide any assurances regarding our estimate.

The American Taxpayer Relief Act of 2012

The American Taxpayer Relief Act of 2012 delayed by two months the effective date of the automatic reductions (referred to as “sequestration”) in federal spending, including a 2% reduction in Medicare payments, mandated by the Budget Control Act of 2011 and originally scheduled to take effect on February 1, 2013. On March 1, 2013, the President signed an order to begin the sequestration. Effective April 1, 2013, all Medicare payments to providers began to be reduced by 2% and will continue to be paid at the reduced rate as long as the sequestration is in effect. We cannot predict how long the sequestration will be in effect, nor can we predict what Medicare payment, eligibility and coverage changes, if any, will be enacted in lieu of the sequestration.

MedPAC Report to Congress

On March 15, 2013, the Medicare Payment Advisory Commission (“MedPAC”) issued its annual Report to Congress. The report includes the following recommendations:

•                  Congress should increase Medicare payment rates for the inpatient and outpatient prospective payment systems in 2014 by 1%;

•                  Congress should repeal the sustainable growth rate system used to update physician payments and replace it with a 10-year path of statutory fee schedule updates; this path is comprised of a freeze in current payment levels for primary care and, for all other services, annual payment reductions of 5.9% for three years, followed by a freeze;

•                  Congress should eliminate the update to the Medicare payment rates for inpatient rehabilitation facilities in FFY 2014; and

•                  Congress should eliminate the update to the payment rates for ambulatory surgical centers for calendar year 2014.

We cannot predict what actions Congress may take with respect to the MedPAC recommendations or the impact such actions might have on our business, financial condition, results of operations or cash flows.

FFY 2014 Budget Proposal

The President’s FFY 2014 budget proposal, released on April 10, 2013, includes $371 billion in proposed reductions to Medicare over 10 years, of which $306 billion would come from reductions in payments to health care providers and $18.9 billion would come from reductions to Medicaid. The budget proposal would cancel the sequestration referred to above, including the 2% cut to hospitals’ Medicare payments. The budget proposal includes reductions in reimbursement for bad debts resulting from non-payment of deductibles and co-payments by Medicare beneficiaries, as well as reductions in payments for indirect graduate medical education. We cannot predict what actions Congress may take with respect to the President’s budget proposal or the impact such actions might have on our business, financial condition, results of operations or cash flows.

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

The amount of our managed care net patient revenues during the three months ended March 31, 2013 and 2012 was $1.4 billion and $1.3 billion, respectively. Approximately 60% of our managed care net patient revenues for the three months ended March 31, 2013 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At both March 31, 2013 and December 31, 2012, approximately 52% of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of March 31, 2013, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the three months ended March 31, 2013, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 93% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At March 31, 2013 and December 31, 2012, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in working self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle in an effort to increase collections and reduce accounts receivable.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promulgate regulations to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. At this time, we cannot predict the extent to which Conifer’s operations could be affected by these developments.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2013 and 2012 were approximately $104 million and $105 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2013 and 2012 were approximately $67 million and $45 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2013 and 2012 were $32 million and $31 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected hospital operations and other segment operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. However, because of the many variables involved, we are unable to predict with certainty the net effect on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the Affordable Care Act and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net operating revenues:
General hospitals	$2,377	$2,397
Other operations	217	94
Net operating revenues before provision for doubtful accounts	2,594	2,491
Less provision for doubtful accounts	207	189
Net operating revenues	2,387	2,302
Operating expenses:
Salaries, wages and benefits	1,161	1,062
Supplies	384	399
Other operating expenses, net	568	531
Depreciation and amortization	114	100
Impairment and restructuring charges, and acquisition-related costs	14	3
Litigation and investigation costs	0	2
Operating income	$146	$205

	Three Months Ended March 31,
	2013	2012
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.6%	46.1%
Supplies	16.1%	17.3%
Other operating expenses, net	23.8%	23.2%
Depreciation and amortization	4.8%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.1%
Litigation and investigation costs	—%	0.1%
Operating income	6.1%	8.9%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 92% and 96% of our total net operating revenues before provision for doubtful accounts for the three months ended March 31, 2013 and 2012, respectively.

Net operating revenues from our other operations were $217 million and $94 million in the three months ended March 31, 2013 and 2012, respectively. The increase in net operating revenues from other operations during 2013 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $11 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. Included in equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

REVENUES

During the three months ended March 31, 2013, net operating revenues before provision for doubtful accounts increased 4.1% compared to the three months ended March 31, 2012, primarily due to an increase in outpatient volumes, an increase in other operations revenues and improved terms of our managed care contracts, partially offset by a decrease in inpatient revenues due to lower volumes and the impact of the $81 million Medicare Budget Neutrality settlement in the 2012 period.

Net outpatient revenues and total outpatient visits increased 6.1% and 2.2%, respectively, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The growth in our outpatient revenues and volumes was primarily driven by our outpatient acquisition program. Net outpatient revenue per visit increased 3.8% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $211 million and $107 million for the three months ended March 31, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients, expanded service offerings and two business acquisitions in the three months ended December 31, 2012.

Our net inpatient revenues for the three months ended March 31, 2013 decreased by 4.4% compared to the three months ended March 31, 2012, primarily due to the impact of the Medicare Budget Neutrality settlement recorded in 2012. Excluding this net favorable settlement, net inpatient revenues would have increased 0.7% compared to the prior year. Several other factors impacted our net inpatient revenues in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, including:

•                  Medicaid DSH payments and other state-funded subsidy revenues of $67 million compared to $45 million in the three months ended March 31, 2012;

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•                  A decrease in patient days and total admissions.

Patient days decreased by 2.3%, while total admissions decreased by 4.0%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the loss of a weekday compared to the 2012 leap year and the timing of religious holidays in the 2013 period compared to 2012, as well as service line closures; (2) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (3) loss of patients to competing health care providers; and (4) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.0% for the three months ended March 31, 2013 compared to 7.6% for the three months ended March 31, 2012. The increase in the provision for doubtful accounts primarily related to increased uninsured patient revenues and higher insurance co-payments and deductibles. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$196	$—	$196	$172	$—	$172
Medicaid	117	—	117	116	—	116
Net cost report settlements payable and valuation allowances	(39)	—	(39)	(24)	—	(24)
Managed care	794	75	719	769	72	697
Self-pay uninsured	196	173	23	204	178	26
Self-pay balance after insurance	148	82	66	143	78	65
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	—	91	88	—	88
Other payers	282	76	206	264	68	196
Total continuing operations	1,785	406	1,379	1,732	396	1,336
Total discontinued operations	5	1	4	14	5	9
	$1,790	$407	$1,383	$1,746	$401	$1,345

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2013, our collection rate on self-pay accounts was approximately 28.8%. Our self-pay collection rates in 2012 were as follows: 27.9% at March 31, 2012; 28.5% at June 30, 2012; 28.8% at September 30, 2012; and 28.9% at December 31, 2012. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at March 31, 2013, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.1% at March 31, 2013 and 98.0% at December 31, 2012.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.418 billion and $1.360 billion at March 31, 2013 and December 31, 2012, respectively, excluding cost report settlements payable and valuation allowances of $39 million and $24 million at March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	63%	78%	31%	68%
61-120 days	4%	17%	12%	16%	13%
121-180 days	1%	8%	4%	8%	5%
Over 180 days	2%	12%	6%	45%	14%
Total	100%	100%	100%	100%	100%

	December 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 52 days at March 31, 2013 and 53 days at December 31, 2012, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2013, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.3 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 90% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2013 and December 31, 2012 by aging category:

	March 31,	December 31,
	2013	2012
0-60 days	$110	$99
61-120 days	19	22
121-180 days	8	5
Over 180 days	14	16
Total	$151	$142

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased 2.5% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased approximately 6.1% in the three months ended March 31, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, and increased employee-related costs associated with our HIT implementation program in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, partially offset by a decrease in overtime expenses. Salaries, wages and benefits expense for the three months ended March 31, 2013 and 2012 included stock-based compensation expense of $11 million and $8 million, respectively.

Salaries, wages and benefits expense for our Conifer segment increased by $65 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

As of March 31, 2013, approximately 28% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 26 of our hospitals, the majority of which are in California, Florida and Texas. We currently have one expired contract and two others set to expire over the next three months; we are in negotiations to renew these contracts. We are also in the process of negotiating first contracts at five of our hospitals where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a small possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased 1.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Supplies expense per adjusted patient admission for our hospital operations and other segment decreased by 1.2% in the three months ended March 31, 2013 compared to the same period in 2012. Supplies expense was favorably impacted by lower pharmaceutical costs, as well as a decline in orthopedic, cardiology and implant costs due to renegotiated prices.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 23.8% in the three months ended March 31, 2013 compared to 23.2% in the three months ended March 31, 2012. Other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 3.6% in the three months ended March 31, 2013 compared to the same period in 2012. The increase in total other operating expenses is primarily due to:

•                    increased costs of contracted services ($25 million) relating to Conifer’s new clients;

•                    increased medical fees related to employed physicians ($3 million); and

•                    increased systems implementation costs primarily related to our HIT system implementation program ($3 million).

These increases were partially offset by lower legal costs of $5 million primarily due to the aforementioned Medicare Budget Neutrality settlement in 2012.

Malpractice expense in the three months ended March 31, 2013 included a favorable adjustment of approximately $1 million due to a 6 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to $3 million as a result of a 26 basis point increase in the interest rate in the 2012 period.

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $14 million, consisting of $7 million of restructuring costs, $2 million of employee severance costs, $1 million of lease termination costs, and $4 million in acquisition-related costs.

During the three months ended March 31, 2012, we recorded impairment and restructuring expenses and acquisition-related costs of $3 million relating to the impairment of obsolete assets.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the three months ended March 31, 2012 were $2 million, primarily related to costs associated with various legal proceedings and governmental reviews.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2013 was $103 million compared to $98 million for the three months ended March 31, 2012, primarily due to increased borrowings, partially offset by a lower average interest rate on our outstanding debt.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2013, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased during the period, as well as the write-off of unamortized note discounts and issuance costs.

INCOME TAX (BENEFIT) EXPENSE

During the three months ended March 31, 2013, we recorded income tax benefit of $53 million, primarily related to the loss from early extinguishment of debt, compared to an expense of $42 million during the three months ended March 31, 2012.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net loss (income) attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) impairment and restructuring charges and acquisition-related costs; and (13) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$58
Less: Net income attributable to noncontrolling interests	(5)	(3)
Preferred stock dividends	—	(6)
Income (loss) from discontinued operations, net of tax	(2)	1
Income (loss) from continuing operations	(81)	66
Income tax (expense) benefit	53	(42)
Investment earnings	—	1
Loss from early extinguishment of debt	(177)	—
Interest expense	(103)	(98)
Operating income	146	205
Litigation and investigation costs	—	(2)
Impairment and restructuring charges, and acquisition-related costs	(14)	(3)
Depreciation and amortization	(114)	(100)
Adjusted EBITDA	$274	$310

Net operating revenues	$2,387	$2,302

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.5%	13.5%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contract as disclosed in our Annual Report.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At March 31, 2013, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.6x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $133 million and $136 million in the three months ended March 31, 2013 and 2012, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2013 will total approximately $550 million to $600 million, including $98 million that was accrued as a liability at December 31, 2012. Our budgeted 2013 capital expenditures include approximately $26 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $45 million more on such improvements over the next three years.

During the three months ended March 31, 2013, we acquired three ambulatory surgery centers (in one of which we had previously held a noncontrolling interest) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $5 million.

Interest payments, net of capitalized interest, were $125 million and $102 million in the three months ended March 31, 2013 and 2012, respectively.

Income tax refunds, net of tax payments, were approximately $3 million in the three months ended March 31, 2013 compared to payments, net of refunds, of $2 million in the three months ended March 31, 2012.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2013 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $95 million of cash and cash equivalents on hand at March 31, 2013 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $628 million based on our borrowing base calculation as of March 31, 2013.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash used in operating activities was $32 million in the three months ended March 31, 2013 compared to $42 million in the three months ended March 31, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  $11 million less cash used in operating activities from discontinued operations;

•                  Income tax refunds of $3 million in the three months ended March 31, 2013 compared to payments of $2 million in the three months ended March 31, 2012;

•                  Decrease of $4 million in payments on reserves for restructuring charges and litigation costs;

•                  Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $4 million ($84 million in the three months ended March 31, 2013 compared to $80 million in the three months ended March 31, 2012); and

•                  Higher interest payments of $23 million.

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

Capital expenditures were $133 million and $136 million in the three months ended March 31, 2013 and 2012, respectively.

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $200 million to repurchase a total of 5,860,730 shares during the period from the commencement of the program through March 31, 2013.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (the “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were $20 million of cash borrowings outstanding under the revolving credit facility at March 31, 2013, and we had approximately $152 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $628 million based on our borrowing base calculation as of March 31, 2013.

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We expect to be required to pay approximately $35 million in 2013 as a result of the Supplemental Security Income matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” in our Annual Report. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. In addition, we have signed a definitive agreement to purchase Emanuel Medical Center that is currently pending regulatory approval, and we intend to continue exploring other inpatient and outpatient acquisitions. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, acquisitions, payments on the current portion of our capital leases and mortgage notes, and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended March 31, 2013 and 2012 include $245 million and $235 million, respectively, of net operating revenues and $33 million and $27 million, respectively, of operating income generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. In February 2013, we exercised our options under the leases to purchase three of the hospitals. If these leases expire, and we do not purchase the hospitals, we would no longer generate revenue or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $267 million of standby letters of credit outstanding and guarantees as of March 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2013. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$52	$104	$507	$3	$3	$4,801	$5,470	$5,837
Average effective interest rates	4.6%	7.8%	9.2%	6.4%	7.3%	7.2%	7.3%

Variable rate long-term debt	$—	$—	$—	$20	$—	$—	$20	$20
Average effective interest rates	—	—	—	2.18%	—	—	2.18%

At March 31, 2013, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

During the first quarter of 2013, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. Purchases during the three months ended March 31, 2013 are shown in the table in Note 8 to our Condensed Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. EXHIBITS

(31)              Rule 13a-14(a)/15d-14(a) Certifications

(a)   Certification of Trevor Fetter, President and Chief Executive Officer

(b)   Certification of Daniel J. Cancelmi, Chief Financial Officer

(32)              Section 1350 Certification of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 29, 2013	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)