Form 10-Q
period 2013-06-30
TENET HEALTHCARE CORP
filed 2013-08-06
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 101,607,990 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$90	$364
Accounts receivable, less allowance for doubtful accounts ($421 at June 30, 2013 and $401 at December 31, 2012)	1,369	1,345
Inventories of supplies, at cost	153	153
Income tax receivable	12	7
Current portion of deferred income taxes	350	354
Other current assets	600	458
Total current assets	2,574	2,681
Investments and other assets	166	162
Deferred income taxes, net of current portion	420	342
Property and equipment, at cost, less accumulated depreciation and amortization ($3,669 at June 30, 2013 and $3,494 at December 31, 2012)	4,326	4,293
Goodwill	970	916
Other intangible assets, at cost, less accumulated amortization ($467 at June 30, 2013 and $426 at December 31, 2012)	700	650
Total assets	$9,156	$9,044

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$71	$94
Accounts payable	587	722
Accrued compensation and benefits	402	415
Professional and general liability reserves	84	64
Accrued interest payable	91	125
Other current liabilities	423	343
Total current liabilities	1,658	1,763
Long-term debt, net of current portion	5,564	5,158
Professional and general liability reserves	265	292
Other long-term liabilities	608	597
Total liabilities	8,095	7,810
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	80	16
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 143,903,849 shares issued at June 30, 2013 and 142,363,915 shares issued at December 31, 2012	7	7
Additional paid-in capital	4,552	4,471
Accumulated other comprehensive loss	(68)	(68)
Accumulated deficit	(1,426)	(1,288)
Common stock in treasury, at cost, 42,165,478 shares at June 30, 2013 and 37,730,431 shares at December 31, 2012	(2,170)	(1,979)
Total shareholders’ equity	895	1,143
Noncontrolling interests	86	75
Total equity	981	1,218
Total liabilities and equity	$9,156	$9,044

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,629	$2,455	$5,223	$4,946
Less: Provision for doubtful accounts	207	190	414	379
Net operating revenues	2,422	2,265	4,809	4,567
Operating expenses:
Salaries, wages and benefits	1,166	1,054	2,327	2,116
Supplies	387	389	771	788
Other operating expenses, net	567	534	1,135	1,065
Electronic health record incentives	(34)	0	(34)	0
Depreciation and amortization	121	104	235	204
Impairment and restructuring charges, and acquisition-related costs	11	3	25	6
Litigation and investigation costs	2	1	2	3
Operating income	202	180	348	385
Interest expense	(98)	(102)	(201)	(200)
Loss from early extinguishment of debt	(171)	0	(348)	0
Investment earnings	1	0	1	1
Income (loss) from continuing operations, before income taxes	(66)	78	(200)	186
Income tax benefit (expense)	20	(30)	73	(72)
Income (loss) from continuing operations, before discontinued operations	(46)	48	(127)	114
Discontinued operations:
Income from operations	6	1	3	3
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	(100)	0	(100)
Net gains on sales of facilities	0	2	0	2
Income tax benefit (expense)	(3)	29	(2)	28
Income (loss) from discontinued operations	3	(68)	1	(67)
Net income (loss)	(43)	(20)	(126)	47
Less: Preferred stock dividends	0	4	0	10
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	7	2	12	5
Discontinued operations	0	(20)	0	(20)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(50)	$(6)	$(138)	$52
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(53)	$42	$(139)	$99
Income (loss) from discontinued operations, net of tax	3	(48)	1	(47)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(50)	$(6)	$(138)	$52
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.52)	$0.40	$(1.34)	$0.96
Discontinued operations	0.03	(0.46)	0.01	(0.46)
	$(0.49)	$(0.06)	$(1.33)	$0.50
Diluted
Continuing operations	$(0.52)	$0.39	$(1.34)	$0.93
Discontinued operations	0.03	(0.45)	0.01	(0.44)
	$(0.49)	$(0.06)	$(1.33)	$0.49
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	103,010	103,753	103,557	103,298
Diluted	103,010	106,927	103,557	108,680

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(43)	$(20)	$(126)	$47
Other comprehensive income:
Adjustments for supplemental executive retirement plans	0	0	0	3
Other comprehensive income before income taxes	0	0	0	3
Income tax expense related to items of other comprehensive income	0	0	0	0
Total other comprehensive income, net of tax	0	0	0	3
Comprehensive income (loss)	(43)	(20)	(126)	50
Less: Preferred stock dividends	0	4	0	10
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	(18)	12	(15)
Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(50)	$(6)	$(138)	$55

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Net income (loss)	$(126)	$47
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	235	204
Provision for doubtful accounts	414	379
Deferred income tax expense (benefit)	(76)	37
Stock-based compensation expense	19	17
Impairment and restructuring charges, and acquisition-related costs	25	6
Litigation and investigation costs	2	3
Loss from early extinguishment of debt	348	0
Amortization of debt discount and debt issuance costs	9	11
Pre-tax (income) loss from discontinued operations	(3)	95
Other items, net	(18)	(4)
Changes in cash from operating assets and liabilities:
Accounts receivable	(445)	(450)
Inventories and other current assets	(166)	(116)
Income taxes	(4)	(5)
Accounts payable, accrued expenses and other current liabilities	(65)	23
Other long-term liabilities	5	26
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(19)	(50)
Net cash used in operating activities from discontinued operations, excluding income taxes	(7)	(22)
Net cash provided by operating activities	128	201
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(256)	(251)
Purchases of property and equipment — discontinued operations	0	(1)
Purchases of businesses or joint venture interests	(16)	(13)
Proceeds from sales of facilities and other assets — discontinued operations	1	10
Proceeds from sales of marketable securities, long-term investments and other assets	3	5
Other long-term assets	6	(3)
Other items, net	2	5
Net cash used in investing activities	(260)	(248)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(620)	(973)
Proceeds from borrowing under credit facility	653	1,093
Repayments of other borrowings	(1,967)	(67)
Proceeds from other borrowings	1,907	292
Repurchases of preferred stock	(0)	(292)
Deferred debt issuance costs	(30)	(2)
Repurchases of common stock	(192)	(26)
Cash dividends on preferred stock	0	(12)
Distributions paid to noncontrolling interests	(10)	(6)
Contributions from noncontrolling interests	98	2
Proceeds from exercise of stock options	21	4
Other items, net	(2)	3
Net cash provided by (used in) financing activities	(142)	16
Net decrease in cash and cash equivalents	(274)	(31)
Cash and cash equivalents at beginning of period	364	113
Cash and cash equivalents at end of period	$90	$82
Supplemental disclosures:
Interest paid, net of capitalized interest	$(226)	$(181)
Income tax payments, net	$(8)	$(11)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of June 30, 2013 primarily operated 49 hospitals with a total of 13,180 licensed beds, 126 outpatient centers and Conifer Health Solutions (“Conifer”), which provides business process solutions to more than 600 hospital and other clients nationwide.

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

Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General Hospitals:
Medicare	$502	$532	$1,042	$1,161
Medicaid	236	234	424	411
Managed care	1,387	1,328	2,748	2,654
Indemnity, self-pay and other	261	245	521	486
Acute care hospitals — other revenue	11	13	39	37
Other:
Other operations	232	103	449	197
Net operating revenues before provision for doubtful accounts	$2,629	$2,455	$5,223	$4,946

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $90 million and $364 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, our book overdrafts were approximately $194 million and $232 million, respectively, which were classified as accounts payable.

At June 30, 2013 and December 31, 2012, approximately $75 million and $65 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at June 30, 2013 and December 31, 2012, we had $55 million and $98 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $43 million and $93 million, respectively, were included in accounts payable.

During the six months ended June 30, 2013 and 2012, we entered into non-cancellable capital leases of approximately $79 million and $29 million, respectively, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
June 30, 2013:
Capitalized software costs	$1,002	$(437)	$565
Long-term debt issuance costs	106	(22)	84
Other	59	(8)	51
Total	$1,167	$(467)	$700

December 31, 2012:
Capitalized software costs	$927	$(399)	$528
Long-term debt issuance costs	106	(25)	81
Other	43	(2)	41
Total	$1,076	$(426)	$650

Estimated future amortization of other intangible assets with finite useful lives as of June 30, 2013 is as follows:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
Amortization of intangible assets	$700	$76	$94	$78	$70	$55	$327

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2013	2012
Continuing operations:
Patient accounts receivable	$1,724	$1,668
Allowance for doubtful accounts	(421)	(396)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	88
Net cost reports and settlements payable and valuation allowances	(26)	(24)
	1,368	1,336
Discontinued operations:
Patient accounts receivable	2	11
Allowance for doubtful accounts	0	(5)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	0	2
Net cost reports and settlements receivable (payable) and valuation allowances	(1)	1
	1	9
Accounts receivable, net	$1,369	$1,345

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.7% and 28.9% as of June 30, 2013 and December 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Our estimated collection rate from managed care payers was approximately 98.2% and 98.0% at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured accounts was 89.0% and 87.3%, respectively, of our self-pay uninsured patient accounts receivable. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay balance after insurance accounts was 57.0% and 54.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-payments and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, increased approximately $23 million from $184 million in the six months ended June 30, 2012 to $207 million in the six months ended June 30, 2013 primarily due to an increase in patient account assignments to our Conifer subsidiary. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient revenues and higher co-payments and deductibles owed by patients with insurance in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by the impact of a 20 basis point improvement in our collection rate on self-pay accounts. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts for managed care accounts was 8.6% and 9.4%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2013 and 2012 were approximately $122 million and $111 million, respectively, and for the six months ended June 30, 2013 and 2012 were approximately $226 million and $216 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for both the three months ended June 30, 2013 and 2012 were $31 million, and for the six months ended June 30, 2013 and 2012 were approximately $63 million and $62 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2013 and 2012 were approximately $119 million and $109 million, respectively, and for the six months ended June 30, 2013 and 2012 were approximately $186 million and $154 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

In the three months ended June 30, 2013, we recognized a $7 million gain in discontinued operations related to the sale of land.

In the three months ended June 30, 2012, our Creighton University Medical Center hospital (“CUMC”) in Nebraska was reclassified into discontinued operations based on the guidance in the Financial Accounting Standards Board’s Accounting

Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” as a result of our plan to sell CUMC. We recorded an impairment charge in discontinued operations of $100 million, consisting of $98 million for the write-down of CUMC’s long-lived assets to their estimated fair values, less estimated costs to sell, and a $2 million charge for the write-down of goodwill related to CUMC in the three months ended June 30, 2012. We completed the sale of CUMC on August 31, 2012. In May 2012, we completed the sale of Diagnostic Imaging Services, Inc. (“DIS”), our former diagnostic imaging center business in Louisiana, for net proceeds of approximately $10 million. As a result of the sale, DIS was reclassified into discontinued operations in the three months ended June 30, 2012, and a gain on sale of approximately $2 million was recognized in discontinued operations.

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues	$0	$56	$3	$112
Income (loss) before income taxes	6	(97)	3	(95)

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $25 million, consisting of $2 million relating to the impairment of property, $7 million of restructuring costs, $5 million of employee severance costs, $1 million of lease termination costs, and $10 million in acquisition-related costs.

During the six months ended June 30, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $6 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million of employee severance costs and $1 million of other related costs.

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

As of June 30, 2013, our continuing operations consisted of two operating segments, our Conifer subsidiary and our hospital and other operations. Our hospital and other operations were structured as follows as of June 30, 2013:

•            Our California region included all of our hospitals and other operations in California;

•            Our Central region included all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas;

•            Our Florida region included all of our hospitals and other operations in Florida; and

•            Our Southern States region included all of our hospitals and other operations in Alabama, Georgia, North Carolina, Pennsylvania and South Carolina.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the six months ended June 30, 2013 and 2012 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2013
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$8	$13	$(13)	$(2)	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	4	0	0	0	4
	$12	$13	$(13)	$(2)	$10

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$3	$(2)	$(0)	$7
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$3	$(2)	$(0)	$12

The above liability balances at June 30, 2013 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at June 30, 2013 are expected to be approximately $4 million in 2013 and $6 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Senior notes:
7 3/8%, due 2013	$0	$55
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
6 3/4%, due 2020	300	300
8%, due 2020	750	750
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
10%, due 2018	0	714
8 7/8%, due 2019	0	925
4 3/4%, due 2020	500	500
4 1/2%, due 2021	850	0
4 3/8%, due 2021	1,050	0
Credit facility due 2016	33	0
Capital leases and mortgage notes	177	119
Unamortized note discounts and premium	(30)	(116)
Total long-term debt	5,635	5,252
Less current portion	71	94
Long-term debt, net of current portion	$5,564	$5,158

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at June 30, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or

LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2013, we had $33 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.61%, and we had approximately $152 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $615 million was available for borrowing under the revolving credit facility at June 30, 2013.

Senior Secured Notes

In May 2013, we sold $1.050 billion aggregate principal amount of 4 3/8% senior secured notes, which will mature on October 1, 2021. We will pay interest on the 4 3/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2014. We used a portion of the proceeds from the sale of the notes to purchase approximately $767 million aggregate principal amount outstanding of our 8 7/8% senior secured notes due 2019 in a tender offer and to call approximately $158 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $171 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

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

NOTE 6. GUARANTEES

At June 30, 2013, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $104 million. We had a liability of $73 million recorded for these guarantees included in other current liabilities at June 30, 2013.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at June 30, 2013 was $4 million. We had a liability of $2 million recorded for these guarantees at June 30, 2013, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2013, approximately 2.4 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the six months ended June 30, 2013 and 2012 includes $22 million and $17 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2012	4,289,192	$30.49
Granted	295,639	39.31
Exercised	(875,005)	23.92
Forfeited/Expired	(118,433)	59.40
Outstanding as of June 30, 2013	3,591,393	$31.86	$55	3.7 years
Vested and expected to vest at June 30, 2013	3,572,505	$31.83	$54	3.7 years
Exercisable as of June 30, 2013	3,015,246	$31.96	$46	3.1 years

There were 875,005 stock options exercised during the six months ended June 30, 2013 with a $16 million aggregate intrinsic value, and 1,119,415 stock options exercised during the same period in 2012 with a $17 million aggregate intrinsic value.

As of June 30, 2013, there were $6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

In the six months ended June 30, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the plan, and will expire on the fifth anniversary of the grant date. In the six months ended June 30, 2012, we granted an aggregate of 440,000 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. Half of these stock options are subject to time-vesting and the remainder were granted subject to performance-based vesting. Because all conditions were met, the performance-based options will vest and be settled ratably over a three-year period from the grant date.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2013 and 2012 was $14.46 and $11.96 per share, respectively. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

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

The following table summarizes information about our outstanding stock options at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	372,791	5.6 years	$4.56	372,791	$4.56
$4.57 to $25.089	1,042,631	6.5 years	20.86	762,123	20.09
$25.09 to $32.569	529,031	3.0 years	29.68	529,031	29.68
$32.57 to $42.529	830,574	2.7 years	41.15	534,935	42.17
$42.53 to $55.129	690,116	0.7 years	48.44	690,116	48.44
$55.13 to $70.249	126,250	0.3 years	60.67	126,250	60.67
	3,591,393	3.7 years	$31.86	3,015,246	$31.96

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2012	2,295,942	$23.40
Granted	1,222,300	40.88
Vested	(918,520)	24.16
Forfeited	(103,882)	30.08
Unvested as of June 30, 2013	2,495,840	$31.41

In the six months ended June 30, 2013, we granted 804,062 restricted stock units subject to time-vesting, of which 723,929 will vest and be settled ratably over a three-year period from the date of the grant and 80,133 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. We also awarded a grant of 212,180 restricted stock units to our chief executive officer, of which 106,090 are subject to time-vesting and 106,090 are performance-based. If target conditions are met, 50% of this grant will vest three years from the grant date and the remaining 50% will vest six years from the grant date. The award also allows for an additional 106,090 shares to be issued if higher performance criteria are met. In the six months ended June 30, 2012, we granted 1,478,937 restricted units subject to time-vesting. In addition, we granted 116,250 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date.

As of June 30, 2013, there were $66 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 3.2 years.

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

Share Repurchase Program

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $292 million to repurchase a total of 7,858,799 shares during the period from the commencement of the program through June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Three Months Ended March 31, 2013	2,455	40.74	2,455	300
May 1, 2013 through May 31, 2013	933	46.78	933	256
June 1, 2013 through June 30, 2013	1,065	45.71	1,065	208
Three Months ended June 30, 2013	1,998	46.21	1,998	208
Total	7,859	$37.20	7,859	$208

Repurchased shares are recorded based on settlement date and are held as treasury stock.

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Balances at beginning of period	$16	$16
Net income	4	0
Distributions paid to noncontrolling interests	0	0
Sales of joint venture interests	50	0
Purchases of joint venture interests	10	0
Balances at end of period	$80	$16

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the six months ended June 30, 2013 and 2012 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional	Accumulated Other
	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	(138)	0	8	(130)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(10)	(10)
Sale of joint venture interest	0	0	53	0	0	0	0	53
Purchase of businesses or joint venture interests	0	0	0	0	0	0	13	13
Repurchase of common stock	(4,453)	0	0	0	0	(192)	0	(192)
Stock-based compensation expense and issuance of common stock	1,558	0	28	0	0	1	0	29
Balances at June 30, 2013	101,738	$7	$4,552	$(68)	$(1,426)	$(2,170)	$86	$981

	Tenet Healthcare Corporation Shareholders’ Equity
			Common Stock		Additional	Accumulated Other
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	345,000	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	62	0	(15)	47
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(6)	(6)
Contribution from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Purchase of businesses or joint venture interests	0	0	0	0	0	0	0	0	3	3
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(10)	0	0	0	0	(10)
Repurchase of common stock	0	0	(1,327)	0	0	0	0	(26)	0	(26)
Repurchase of preferred stock	(298,700)	(289)	0	0	0	0	0	0	0	(289)
Stock-based compensation expense and issuance of common stock	0	0	1,694	0	13	0	0	0	0	13
Balances at June 30, 2012	46,300	$45	104,123	$7	$4,430	$(49)	$(1,378)	$(1,879)	$53	$1,229

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the annual policy periods April 1, 2011 through March 31, 2014, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $100 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance

At June 30, 2013 and December 31, 2012, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $349 million and $356 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.96% and 1.18% at June 30, 2013 and December 31, 2012, respectively.

For the policy period June 1, 2013 through May 31, 2014, our hospitals generally have a self-insurance retention of $5 million per occurrence for all claims incurred. Our captive insurance company, The Healthcare Insurance Corporation (“THINC”), retains $10 million per occurrence coverage above our hospitals’ $5 million self-insurance retention level. The next $10 million of claims in excess of these aggregate self-insurance retentions of $15 million per occurrence are 85% reinsured by THINC with independent reinsurance companies, with THINC retaining 15% or a maximum of $1.5 million. Claims in excess of $25 million are covered by our excess professional and general liability insurance policies with major independent insurance companies, on a claims-made basis, subject to an aggregate limit of $175 million.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $52 million and $57 million for the six months ended June 30, 2013 and 2012, respectively.

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

•                  Review of Billing Practices for Kyphoplasty Procedures. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services has contacted a number of hospitals nationwide requesting information regarding their billing practices in connection with kyphoplasty procedures. More specifically, the government is investigating the appropriateness of Medicare patients receiving kyphoplasty — which is a minimally invasive spinal procedure used to treat vertebral compression fractures — on an inpatient as opposed to an outpatient basis. In March 2009, one of our hospitals received an information request from the DOJ regarding these procedures and, in July 2010, we were notified that six additional hospitals were also under review. Following a chart review by our external clinical expert and non-binding discussions with the government, we entered into an agreement with the DOJ in January 2013 for approximately $900,000 (which was previously reserved) to settle claims relating to the first hospital to receive an information request. In September 2012, we reached agreement with the DOJ on the appropriate methodology to review the billing practices of a second hospital, and our expert has completed the chart review for that hospital. As a result, in the three months ended December 31, 2012, management established a reserve, as described below, to reflect the current estimate of probable liability for that second hospital. We are unable to calculate an estimate of loss or range of loss with respect to the five remaining hospitals under review because (i) our external clinical expert has not completed its review of the billing practices of three of those hospitals, and (ii) we have not reached agreement with the DOJ on the appropriate review methodology with respect to the remaining two hospitals.

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

•                  Review of Arrangements with Local Service Provider. As previously reported, we received a subpoena from the OIG in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that Atlanta Medical Center, North Fulton Regional Hospital, South Fulton Medical Center (now known as Atlanta Medical Center — South Campus) and Spalding Regional Hospital (all located in Georgia) and Hilton Head Hospital (located in South Carolina) had with Hispanic Medical Management, Inc. (“HMM”). HMM is an unaffiliated entity that owns and operates clinics that provide, among other things, prenatal care predominantly to Hispanic women. The hospitals contracted with HMM for translation, marketing and Medicaid eligibility determination services. The investigation, which is being conducted by the U.S. Attorney’s Office for the Middle District of Georgia, the U.S. Attorney’s Office for the Northern District of Georgia, the DOJ and the Georgia Attorney General’s office relates to HMM’s relationships with various hospitals. The investigation arises out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the United States District Count for the Middle District of Georgia. We understand the government’s review focuses on whether the arrangements violated the federal and state anti-kickback statutes and false claims acts. We have produced documents and information responsive to the subpoena and are cooperating with the government’s review. On April 30, 2013, the U.S. Attorney’s Office and the DOJ filed a notice that the government was choosing not to intervene in the qui tam suit at this time. The Georgia Attorney General’s office filed a notice of intervention on May 31, 2013 and filed its complaint in intervention on July 31, 2013. If the qui tam action continues, we will vigorously defend the matter. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of this investigation.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of June 30, 2013, we had recorded reserves of approximately $3 million in the aggregate with respect to three hospitals under review in the foregoing governmental proceedings. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

3.                                      Suits Relating to Pending Acquisition—In June 2013, we entered into a definitive agreement to acquire Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. On June 25, 2013, a purported Vanguard stockholder filed a putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned James A. Kaurich v. Vanguard Health Systems, Inc., et al., Case No. 13-905-IV and, on June 27, 2013, a second purported Vanguard stockholder filed a substantively identical putative class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned Marion Edinburgh TTEE FBO Marion Edinburgh Trust U/T/D/ 7/8/1991 v. Vanguard Health Systems, Inc., et al., Case No. 13-921-IV. Both complaints name as defendants Vanguard, Tenet Healthcare Corporation, the merger subsidiary we formed solely for the purpose of completing the merger with Vanguard, and the members of Vanguard’s board of directors, and allege, among other things, that we aided and abetted Vanguard’s directors’ breach of their fiduciary duties with respect to the process and terms of the merger. Both complaints seek to enjoin the merger and to create a constructive trust for the purportedly improper benefits received by Vanguard’s directors. We believe that each of these actions is without merit and intend to vigorously defend against each of them.

4.                                      Ordinary Course Matters—Also, as previously reported, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of over 5,000 persons; however, only eight individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the class. In March 2012, the Louisiana Supreme Court denied our interlocutory appeal of the trial court’s decision on summary judgment based on procedural grounds, noting that we retain an adequate remedy to appeal any adverse judgment that might be rendered by the trial court. In April 2012, we filed a notice of appeal of the trial court’s denial of our motion to decertify the proceeding as a class action. The notice of appeal was granted, and the trial was stayed pending the outcome of the appeal. On April 24, 2013, the court of appeal affirmed the trial court’s denial of our motion to decertify the proceeding as a class action. We are currently seeking review of the court of appeal’s decision by the Louisiana Supreme Court. The trial remains stayed. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; uncertainties as to the timing and outcome of the appeals process; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2013 and 2012:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2013
Continuing operations	$5	$2	$(2)	$5
Discontinued operations	5	0	(1)	4
	$10	$2	$(3)	$9

Six Months Ended June 30, 2012
Continuing operations	$49	$3	$(48)	$4
Discontinued operations	17	0	(12)	5
	$66	$3	$(60)	$9

For the six months ended June 30, 2013 and 2012, we recorded net litigation and investigation costs of $2 million and $3 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

Income tax expense in the six months ended June 30, 2013 included expense of $7.3 million ($6.8 million related to continuing operations and $0.5 million related to discontinued operations) attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of June 30, 2013 was $41 million ($40 million related to continuing operations and $1 million related to discontinued operations), of which $39 million ($38 million related to continuing operations and $1 million related to discontinued operations), if recognized, would impact our effective tax rate and income tax expense (benefit).

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $0.4 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2013. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2013 were $9 million, all of which related to continuing operations.

As of June 30, 2013, approximately $8 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three and six months ended June 30, 2013 and 2012. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2013
Loss to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(53)	103,010	$(0.52)
Effect of dilutive stock options and restricted stock units	0	0	0
Loss to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(53)	103,010	$(0.52)

Three Months Ended June 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$42	103,753	$0.40
Effect of dilutive stock options and restricted stock units	0	3,174	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$42	106,927	$0.39

Six Months Ended June 30, 2013
Loss to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(139)	103,557	$(1.34)
Effect of dilutive stock options and restricted stock units	0	0	0
Loss to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(139)	103,557	$(1.34)

Six Months Ended June 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$99	103,298	$0.96
Effect of dilutive stock options, restricted stock units and mandatory convertible preferred stock	2	5,382	(0.03)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$101	108,680	$0.93

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2013 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 2,326 and 2,282 shares for the three and six months ended June 30, 2013, respectively. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three months ended June 30, 2013 and 2012 were 816 and 3,889 shares, respectively, and for the six months ended June 30, 2013 and 2012 were 934 and 3,691 shares, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$2	$2	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	12	0	11	1
	$16	$2	$13	$1

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	14	2	11	1
	$20	$6	$13	$1

At June 30, 2013, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the six months ended June 30, 2013 or 2012.

The fair value of our long-term debt is based on quoted market prices (Level 1). At June 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt was approximately 98.6% and 108.2%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the six months ended June 30, 2013, we acquired four ambulatory surgery centers (in one of which we had previously held a noncontrolling interest) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $16 million.

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

Purchase price allocations for the acquisitions made during the six months ended June 30, 2013 are as follows:

Current assets	$1
Property and equipment	4
Goodwill	46
Current liabilities	(1)
Long-term liabilities	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(10)
Noncontrolling interests	(13)
Net assets acquired	26
Total consideration paid	16
Gain on business combination	$10

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $10 million in acquisition-related costs for prospective and closed acquisitions were expensed during the six months ended June 30, 2013 and are included in impairment and restructuring charges, and acquisition-related costs in the Condensed Consolidated Statement of Operations.

Included in equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

NOTE 15. SEGMENT INFORMATION

Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related health care businesses. At June 30, 2013, our subsidiaries operated 49 hospitals with a total of 13,180 licensed beds, primarily serving urban and suburban communities, as well as 126 outpatient centers.

We operate revenue cycle management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At June 30, 2013, Conifer provided services to more than 600 Tenet and non-Tenet hospital and other clients nationwide.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30,	December 31,
	2013	2012
Assets:
Hospital Operations and other	$8,889	$8,825
Conifer	267	219
Total	$9,156	$9,044

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Capital expenditures:
Hospital Operations and other	$117	$114	$248	$247
Conifer	6	2	8	5
Total	$123	$116	$256	$252

Net operating revenues:
Hospital Operations and other	$2,297	$2,247	$4,565	$4,532
Conifer
Tenet	94	90	186	180
Other customers	125	18	244	35
	2,516	2,355	4,995	4,747
Intercompany eliminations	(94)	(90)	(186)	(180)
Total	$2,422	$2,265	$4,809	$4,567

Adjusted EBITDA:
Hospital Operations and other	$308	$263	$550	$548
Conifer	28	25	60	50
Total	$336	$288	$610	$598

Depreciation and amortization:
Hospital Operations and other	$115	$101	$225	$199
Conifer	6	3	10	5
Total	$121	$104	$235	$204

Adjusted EBITDA	$336	$288	$610	$598
Depreciation and amortization	(121)	(104)	(235)	(204)
Impairment and restructuring charges, and acquisition-related costs	(11)	(3)	(25)	(6)
Litigation and investigation costs	(2)	(1)	(2)	(3)
Interest expense	(98)	(102)	(201)	(200)
Loss from early extinguishment of debt	(171)	0	(348)	0
Investment earnings	1	0	1	1
Income (loss) from continuing operations before income taxes	$(66)	$78	$(200)	$186

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). All current and prior period amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications services and management services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Joint Venture with John Muir Health—In May 2013, we created a joint venture partnership (the “San Ramon Joint Venture”) with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area, through which John Muir Health invested approximately $98 million to acquire a 49% ownership interest in our San Ramon Regional Medical Center.

Agreement to Acquire Vanguard Health Systems—In June 2013, we entered into a definitive agreement to acquire Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. Vanguard owns and operates 28 hospitals (and has two more under development), five health plans with over 235,000 members and 31 outpatient centers, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. The transaction is valued at $4.3 billion, including the assumption of $2.5 billion in Vanguard debt. The acquisition, which we expect to close before the end of 2013, is subject to customary closing conditions and regulatory approvals.

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

Core Business Strategy—Our business is focused on providing high quality care to patients through our hospitals and outpatient centers, and providing business process solutions for health care providers through our Conifer business. With respect to our hospitals and outpatient facilities, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business, and to negotiate favorable contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer patient communications solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues through organic growth and acquisitions, and to expand our Conifer business.

From time to time, we build new facilities, make strategic acquisitions, and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. As discussed above, we recently entered into a definitive agreement to acquire Vanguard, which owns and operates 28 hospitals (and has two more under development), five health plans with over 235,000 members and 31 outpatient centers, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We have also signed a definitive agreement to acquire Emanuel Medical Center, a 209-bed hospital located in Turlock, California. In addition, in May 2013, we created the San Ramon Joint Venture with John Muir Health, through which John Muir Health invested approximately $98 million to acquire a 49% ownership interest in our San Ramon Regional Medical Center.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the six months ended June 30, 2013, we derived approximately 35% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

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

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and major national commercial payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as the commercial market moves to narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Performance Excellence Program initiatives, we continually work with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we have recognized electronic health record (“EHR”) incentives related to Medicaid ARRA HIT since 2011. These incentives partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels, patient volumes and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We believe our focus on physician alignment and satisfaction, targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-payments and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. We are also committed to a clinical alignment strategy, which includes an emphasis on physician employment and on innovative arrangements with payers, physicians and other providers. For example, during 2012, we successfully completed our first year of operation of an ACO in Northern California with roughly 7,000 Blue Shield members as part of an integrated health care delivery system designed to compete with offerings from other providers in the local market. In several other markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. These achievements provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the precise impact of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by government payers, we anticipate, based on the current timetable for implementing the law, that we should begin to receive reimbursement for caring for uninsured and underinsured patients as early as 2014.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth, lower patient acuity levels for certain patient service lines, and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended June 30, 2013 and 2012 for all of our continuing operations hospitals.

	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)
Total admissions	120,722	125,136	(3.5)%
Adjusted patient admissions(1)	195,440	196,831	(0.7)%
Paying admissions (excludes charity and uninsured)	111,891	116,195	(3.7)%
Charity and uninsured admissions	8,831	8,941	(1.2)%
Admissions through emergency department	75,608	77,604	(2.6)%
Paying admissions as a percentage of total admissions	92.7%	92.9%	(0.2	)%(2)
Charity and uninsured admissions as a percentage of total admissions	7.3%	7.1%	0.2	%(2)
Emergency department admissions as a percentage of total admissions	62.6%	62.0%	0.6	%(2)
Surgeries — inpatient	34,340	35,379	(2.9)%
Surgeries — outpatient	74,329	60,043	23.8%
Total surgeries	108,669	95,422	13.9%
Patient days — total	567,390	590,437	(3.9)%
Adjusted patient days(1)	909,720	919,718	(1.1)%
Average length of stay (days)	4.70	4.72	(0.4)%

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)    The change is the difference between the amounts shown for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total admissions decreased by 4,414, or 3.5%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Total surgeries increased by 13.9% in the three months ended June 30, 2013 compared to the same period in 2012, comprised of a 23.8% increase in outpatient surgeries partially offset by a 2.9% decrease in inpatient surgeries. Our emergency department admissions decreased 2.6% in the three months ended June 30, 2013 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the decrease in our total admissions. Charity and uninsured admissions decreased 1.2% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, while paying admissions decreased 3.7%.

	Three Months Ended June 30,
Outpatient Visits	2013	2012	Increase (Decrease)
Total visits	1,072,712	1,046,768	2.5%
Paying visits (excludes charity and uninsured)	958,379	937,570	2.2%
Charity visits and uninsured visits	114,333	109,198	4.7%
Emergency department visits	399,702	384,221	4.0%
Surgery visits	74,329	60,043	23.8%
Paying visits as a percentage of total visits	89.3%	89.6%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.4%	0.3	%(1)

(1)    The change is the difference between the amounts shown for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total outpatient visits increased 25,944, or 2.5%, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. All four of our regions reported increased outpatient visits in the three months ended June 30, 2013, with the strongest growth occurring in our Central and Florida regions. Approximately 39% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 23.8% in the three months ended June 30, 2013 compared to the same period in 2012. Charity and uninsured outpatient visits increased by 4.7% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

	Three Months Ended June 30,
Revenues	2013	2012	Increase (Decrease)
Net operating revenues	$2,422	$2,265	6.9%
Revenues from the uninsured	$170	$155	9.7%
Net inpatient revenues(1)	$1,542	$1,548	(0.4)%
Net outpatient revenues(1)	$844	$791	6.7%

(1)     Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $69 million and $65 million for the three months ended June 30, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $101 million and $90 million for the three months ended June 30, 2013 and 2012, respectively.

Net operating revenues increased by $157 million, or 6.9%, in the three months ended June 30, 2013 compared to the same period in 2012, primarily due to Conifer’s two business acquisitions in the three months ended December 31, 2012, an increase in outpatient volumes and improved managed care pricing, partially offset by a decrease in inpatient volumes. Net operating revenues in the three months ended June 30, 2013 included $119 million of Medicaid disproportionate share hospital (“DSH”) revenues and other state-funded subsidy revenues compared to $109 million in the same period in 2012, which amounts included net revenues related to the California provider fee program of $66 million and $47 million, respectively. Net patient revenues increased by 2.0% in the three months ended June 30, 2013 compared to the same period in 2012.

	Three Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,773	$12,371	3.2%
Net inpatient revenue per patient day	$2,718	$2,622	3.7%
Net outpatient revenue per visit	$787	$756	4.1%
Net patient revenue per adjusted patient admission(1)	$12,208	$11,883	2.7%
Net patient revenue per adjusted patient day(1)	$2,623	$2,543	3.1%

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and per patient day increased 3.2% and 3.7%, respectively, in the three months ended June 30, 2013 compared to the same period in 2012. These increases reflect improved terms in our contracts with commercial managed care payers, as well as the increase in DSH and other state-funded subsidy revenues, partially offset by an adverse shift in payer mix. The 4.1% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended June 30,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)
Provision for doubtful accounts	$207	$190	8.9%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.7%	0.2	%(1)
Collection rate on self-pay accounts(2)	28.7%	28.5%	0.2	%(1)
Collection rate on commercial managed care accounts	98.2%	98.4%	(0.2	)%(1)

(1)    The change is the difference between the amounts shown for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $17 million, or 8.9%, in the three months ended June 30, 2013 compared to the same period in 2012. The increase in provision for doubtful accounts primarily related to the increase in uninsured patient revenues and higher patient co-payments and deductibles in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by a 20 basis point improvement in our collection rate on self-pay accounts. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.7% at June 30, 2013 and 28.5% at June 30, 2012.

	Three Months Ended June 30,
Selected Operating Expenses	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,026	$991	3.5%
Supplies	387	389	(0.5)%
Other operating expenses	514	515	(0.2)%
Total	$1,927	$1,895	1.7%
Conifer
Salaries, wages and benefits	$140	$63	122.2%
Other operating expenses	53	19	178.9%
Total	$193	$82	135.4%
Total
Salaries, wages and benefits	$1,166	$1,054	10.6%
Supplies	387	389	(0.5)%
Other operating expenses	567	534	6.2%
Total	$2,120	$1,977	7.2%
Rent/lease expense(1)
Hospital Operations and other	$39	$35	11.4%
Conifer	3	3	—%
Total	$42	$38	10.5%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,128	$1,078	4.6%
Supplies per adjusted patient day(2)	425	423	0.5%
Other operating expenses per adjusted patient day(2)	565	559	1.1%
Total per adjusted patient day	$2,118	$2,060	2.8%
Salaries, wages and benefits per adjusted patient admission(2)	$5,250	$5,035	4.3%
Supplies per adjusted patient admission(2)	1,980	1,976	0.2%
Other operating expenses per adjusted patient admission(2)	2,630	2,617	0.5%
Total per adjusted patient admission	$9,860	$9,628	2.4%

(1)    Included in other operating expenses.

(2)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 2.8% and 2.4% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Salaries, wages and benefits per adjusted patient admission increased by approximately 4.3% in the three months ended June 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs and increased employee-related costs associated with our HIT implementation program in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by a decrease in overtime expenses.

Supplies expense per adjusted patient admission increased by 0.2% in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Supplies expense was unfavorably impacted by higher surgical supply costs due to increased surgical volumes, partially offset by lower pharmaceutical expenses and a decline in cardiology costs due to renegotiated prices.

Other operating expenses per adjusted patient admission increased by 0.5% in the three months ended June 30, 2013 compared to the same period in 2012. This change is primarily due to increased medical fees related to employed physicians, increased systems implementation costs primarily related to our HIT implementation program, and increased rent and lease expenses, partially offset by decreases in legal and consulting costs, as well as a $5 million gain on the sale of land in the 2013 period. Malpractice expense in the 2013 period included a favorable adjustment of approximately $6 million due to a 72 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $6 million as a result of a 50 basis point decrease in the interest rate in the 2012 period.

Salaries, wages and benefits expense for Conifer increased by $77 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

Other operating expenses for Conifer increased by $34 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to additional operating expenses related to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and six months ended June 30, 2013 and 2012 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(11)	$(3)	$(25)	$(6)
Litigation and investigation costs	(2)	(1)	(2)	(3)
Loss from early extinguishment of debt	(171)	—	(348)	—
Pre-tax impact	$(184)	$(4)	$(375)	$(9)
Other tax adjustments	$(6)	$—	$(6)	$—
Total after-tax impact	$(122)	$(2)	$(242)	$(5)
Diluted per-share impact of above items	$(1.18)	$(0.02)	$(2.31)	$(0.05)
Diluted earnings (loss) per share, including above items	$(0.52)	$0.39	$(1.34)	$0.93

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $90 million at June 30, 2013, a decrease of $5 million from $95 million at March 31, 2013.

Significant cash flow items in the three months ended June 30, 2013 included:

•                  Capital expenditures of $123 million;

•                  Interest payments of $101 million;

•                  $92 million of payments to repurchase our common stock;

•                  $13 million net borrowings under our revolving credit facility;

•                  $1.050 billion of proceeds from the issuance of our 4 3/8% senior secured notes due 2021;

•                  $1.048 billion of payments to repurchase and call our 8 7/8% senior secured notes due 2019; and

•                  $98 million of proceeds from the consummation of the San Ramon Joint Venture.

Net cash provided by operating activities was $128 million in the six months ended June 30, 2013 compared $201 million in the six months ended June 30, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  The unfavorable impact from increased Conifer receivables of $21 million and increased DSH receivables of $51 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $15 million less cash used in operating activities from discontinued operations;

•                  A decrease of $31 million in payments on reserves for restructuring charges and litigation costs; and

•                  Incremental interest payments of $45 million, primarily due to accelerated interest payments of $34 million related to the repurchase and redemption of our 8 7/8% senior secured notes due 2019.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to: the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement with Vanguard; the failure to satisfy conditions to completion of the proposed merger, including receipt of regulatory approvals; changes in the business or operating prospects of Vanguard; and the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and in this report.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2013	2012	Increase (Decrease)(1)	2013	2012	Increase (Decrease)(1)
Medicare	21.0%	22.7%	(1.7)%	22.0%	24.6%	(2.6)%
Medicaid	9.9%	10.0%	(0.1)%	9.0%	8.7%	0.3%
Managed care	58.1%	56.8%	1.3%	58.0%	56.3%	1.7%
Indemnity, self-pay and other	11.0%	10.5%	0.5%	11.0%	10.4%	0.6%

(1)            The increase (decrease) is the difference between the 2013 and 2012 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2013	2012	Increase (Decrease)(1)	2013	2012	Increase (Decrease)(1)
Medicare	27.9%	28.9%	(1.0)%	28.7%	29.5%	(0.8)%
Medicaid	12.0%	11.9%	0.1%	11.9%	11.9%	—%
Managed care	49.6%	48.9%	0.7%	49.0%	48.5%	0.5%
Indemnity, self-pay and other	10.5%	10.3%	0.2%	10.4%	10.1%	0.3%

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or an insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the Affordable Care Act requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to their employees working 30 or more hours per week. On July 2, 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The expansion of the Medicaid program (substantially all of which will be funded by the federal government) in each state will require state legislative action and the approval by CMS of a state Medicaid plan amendment. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs. We anticipate that health care providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in federal fiscal year (“FFY”) 2014 as the number of uninsured individuals declines. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the one-year delay in the employer mandate will have a discernible effect on insurance coverage. We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to the limited amount of implementing regulations and interpretive guidance, uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2013 and 2012 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2013	2012	2013	2012
Medicare severity-adjusted diagnosis-related group — operating	$264	$274	$555	$573
Medicare severity-adjusted diagnosis-related group — capital	23	25	48	51
Outliers	11	13	25	27
Outpatient	134	131	270	262
Disproportionate share	52	53	106	109
Direct Graduate and Indirect Medical Education(1)	27	25	52	49
Other(2)	(4)	13	13	29
Adjustments for prior-year cost reports and related valuation allowances	15	15	16	94
Total Medicare net patient revenues	$522	$549	$1,085	$1,194

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.0% and 8.7% of net patient revenues at our continuing general hospitals for the six months ended June 30, 2013 and 2012, respectively. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2013 and 2012, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $186 million and $154 million, respectively, which amounts included net revenues related to the California provider fee program described below of $78 million and $47 million, respectively.

Several states in which we operate continue to face budgetary challenges due to the economic downturn and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. In addition, some states are implementing delays in issuing Medicaid payments to providers. As an alternative means of funding provider payments, several states in which we operate have adopted or are considering adopting broad-based provider taxes to fund the non-federal share of Medicaid programs. Increased Medicaid enrollment due to the economic downturn, budget gaps and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

In May 2013, CMS approved the managed care portion of the California provider fee program, which covers the 30-month period from July 1, 2011 through December 31, 2013.  As a result, during the three months ended June 30, 2013, we recorded net revenues of $54 million related to the managed care portion of the program for the 24-month period from July 1, 2011 through June 30, 2013. The state’s 2012/2013 budget includes an extension of the provider fee program through June 2014, and legislation is pending in the state legislature that, if enacted, would extend the program through December 31, 2015. At this time, we are unable to provide an estimate of the net revenue impact these extensions will have on our hospitals.

During the three months ended June 30, 2013, Pennsylvania’s hospital fee program was renewed for three years, effective July 1, 2013.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2013 and 2012 are set forth in the table below:

	Six Months Ended June 30,
	2013		2012
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$136	$84	$110	$71
Florida	86	31	89	30
Texas	53	61	28	58
Georgia	40	16	51	20
Pennsylvania	36	96	40	100
Missouri	32	3	34	2
North Carolina	16	2	23	—
South Carolina	13	12	16	12
Alabama	7	—	15	—
Tennessee	5	14	5	12
	$424	$319	$411	$305

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid programs are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On August 2, 2013, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2014 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•                 A market basket increase of 2.5% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.5%); CMS is also making certain adjustments to the 2.5% market basket increase that result in a net market basket update of 0.7%, including:

•                  Market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.3% and 0.5%, respectively;

•                  A documentation and coding recoupment reduction of 0.8% as part of the recoupment required by the American Taxpayer Relief Act of 2012; and

•                  A 0.2% reduction to offset the cost of a policy proposal on admission and medical review criteria;

•                  A methodology to implement Medicare DSH reductions required by the Affordable Care Act;

•                  A 0.9% net increase in the capital federal MS-DRG rate; and

•                  A decrease in the cost outlier threshold from $21,821 to $21,748.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 1.0% increase in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final IPPS Rule as applied to our IPPS payments for the nine months ended June 30, 2013, the estimated annual impact for all changes in the Final IPPS Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $15 million. Because of the uncertainty associated with the other factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay, case mix and the redistributive effects of the DSH reductions, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On July 29, 2013, CMS issued a notice updating the prospective payment rates for the Medicare inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) for FFY 2014 (“IPF-PPS Notice”). The IPF-PPS Notice includes the following payment and policy changes:

•                  A net payment increase for IPFs of 2.0%, which reflects a market basket index increase of 2.6%, reduced by a productivity adjustment of 0.5% and an additional 0.1%, both as required by the Affordable Care Act, as well as other adjustments, including a budget neutrality reduction; and

•                  A decrease in the outlier threshold from $11,600 to $10,245, which CMS estimates will yield an additional 0.3% increase total IPF-PPS payments.

At June 30, 2013, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Notice will yield an average 2.3% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.5% increase in payments for psychiatric units of acute care hospitals located in urban areas for FFY 2014. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the nine months ended June 30, 2013, the annual impact of all payment and policy changes in the IPF-PPS Notice on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2013, CMS issued final changes to the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system (“IRF-PPS”) for FFY 2014 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes:

•                  A net update to IRF-PPS payments equal to 1.8% resulting from the estimated market basket of 2.6%, minus an estimated productivity adjustment of 0.5% and a market basket reduction of 0.3%, both of which are required under certain provisions of the Affordable Care Act; and

•                  A reduction in the number of diagnosis codes from the list used to determine an IRF’s presumptive compliance with the “60 percent rule.”

At June 30, 2013, nine of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.3%. This estimated increase includes an average 2.8% increase for rehabilitation units in hospitals located in urban areas for FFY 2014. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the nine months ended June 30, 2013, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On July 8, 2013, CMS released the Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems proposed changes for calendar year 2014 (“Proposed OPPS Rule”). The Proposed OPPS Rule includes the following proposed payment and policy changes:

•                  A net update to OPPS payments equal to 1.8% resulting from the estimated market basket of 2.5%, minus an estimated productivity adjustment of 0.4% and a market basket reduction of 0.3%, both of which are required under certain provisions of the Affordable Care Act;

•                  The discontinuation of multiple codes for hospital clinic and emergency departments and conversion to single codes for those services, respectively; and

•                  An increase in the number of items and services that are packaged into the OPPS Ambulatory Payment Classification payments.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS rule will yield an average 1.8% increase in payments for all hospitals and an average 2.3% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS Rule on our hospitals is an $8 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals, and other factors that may influence our future OPPS payments by individual hospital, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

On July 8, 2013, CMS released the proposed update to the Medicare Physician Fee Schedule (“MPFS”). The MPFS is the schedule of rates Medicare pays for physician and other professional services and is updated annually. The MPFS update is determined by the “sustainable growth rate” (“SGR”) formula in accordance with the Balanced Budget Act of 1997. CMS estimates that the calendar year update to the MPFS will result in a reduction of payments of approximately 24.4%.  For the past 10 years, negative adjustments to the MPFS resulting from the SGR formula have been overridden by Congress. Because of budget neutrality requirements, these overrides have been funded in part with reductions to hospital and other provider payments. On July 23, 2013, the House Energy & Commerce Committee’s Subcommittee on Health approved draft bipartisan legislation that would discontinue the SGR formula and replace it permanently with an annual payment update to physicians of 0.5%, along with additional payment incentives under other programs. Although the historical pattern suggests that Congress will override the SGR formula reduction for 2014, and the aforementioned draft legislation calls for a permanent fix to the SGR formula, we cannot provide any assurances in that regard. In addition, we cannot predict the level or type of payment reductions affecting our hospitals that might be used to offset a temporary override or permanent replacement of the SGR formula.

The American Taxpayer Relief Act of 2012

The American Taxpayer Relief Act of 2012 delayed by two months the effective date of the automatic reductions (referred to as “sequestration”) in federal spending, including a 2% reduction in Medicare payments, mandated by the Budget Control Act of 2011 that was originally scheduled to take effect on February 1, 2013. On March 1, 2013, the President signed an order to begin the sequestration. Effective April 1, 2013, all Medicare payments to providers began to be reduced by 2% and will continue to be paid at the reduced rate as long as the sequestration is in effect. We cannot predict how long the sequestration will be in effect, nor can we predict what Medicare payment, eligibility and coverage changes, if any, will be enacted in lieu of the sequestration.

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

FFY 2014 Budget Proposal

The President’s FFY 2014 budget proposal, released on April 10, 2013, includes $371 billion in proposed reductions to Medicare over 10 years, of which $306 billion would come from reductions in payments to health care providers and $18.9 billion would come from reductions to Medicaid. The budget proposal would cancel the sequestration referred to above, including the 2% cut to hospital Medicare payments. The budget proposal includes reductions in reimbursement for bad debts resulting from non-payment of deductibles and co-payments by Medicare beneficiaries, as well as reductions in payments for indirect graduate medical education. We cannot predict what actions Congress may take with respect to the President’s budget proposal or the impact such actions might have on our business, financial condition, results of operations or cash flows.

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

The amount of our managed care net patient revenues during both the six months ended June 30, 2013 and 2012 was $2.7 billion. Approximately 61% of our managed care net patient revenues for the six months ended June 30, 2013 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At both June 30, 2013 and December 31, 2012, approximately 52% of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of June 30, 2013, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $8 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of individual patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the six months ended June 30, 2013, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 83% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At June 30, 2013 and December 31, 2012, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2013 and 2012 were approximately $122 million and $111 million, respectively, and for the six months ended June 30, 2013 and 2012 were approximately $226 million and $216 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2013 and 2012 were approximately $119 million and $109 million, respectively, and for the six months ended June 30, 2013 and 2012 were approximately $186 million and $154 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients were $31 million for both the three months ended June 30, 2013 and 2012, and for the six months ended June 30, 2013 and 2012 were $63 million and $62 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected hospital operations and other segment operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues:
General hospitals	$2,358	$2,352	$4,735	$4,749
Other operations	271	103	488	197
Net operating revenues before provision for doubtful accounts	2,629	2,455	5,223	4,946
Less provision for doubtful accounts	207	190	414	379
Net operating revenues	2,422	2,265	4,809	4,567
Operating expenses:
Salaries, wages and benefits	1,166	1,054	2,327	2,116
Supplies	387	389	771	788
Other operating expenses, net	567	534	1,135	1,065
Electronic health record incentives	(34)	—	(34)	—
Depreciation and amortization	121	104	235	204
Impairment and restructuring charges, and acquisition-related costs	11	3	25	6
Litigation and investigation costs	2	1	2	3
Operating income	$202	$180	$348	$385

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.1%	46.5%	48.4%	46.3%
Supplies	16.0%	17.2%	16.0%	17.3%
Other operating expenses, net	23.4%	23.7%	23.6%	23.3%
Electronic health record incentives	(1.4)%	—%	(0.7)%	—%
Depreciation and amortization	5.0%	4.6%	4.9%	4.5%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.1%	0.5%	0.1%
Litigation and investigation costs	0.1%	—%	0.1%	0.1%
Operating income	8.3%	7.9%	7.2%	8.4%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 90% and 96% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2013 and 2012, respectively, and approximately 91% and 96% for the six months ended June 30, 2013 and 2012, respectively.

Net operating revenues from our other operations were $271 million and $103 million in the three months ended June 30, 2013 and 2012, respectively, and $488 million and $197 million in the six months ended June 30, 2013 and 2012, respectively. The increase in net operating revenues from other operations during 2013 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $1 million for both the three months ended June 30, 2013 and 2012, respectively, and $12 million and $3 million in the six months ended June 30, 2013 and 2012 respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Three Months Ended				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Total admissions	120,722	125,136	(3.5)%		246,651	256,326	(3.8)%
Adjusted patient admissions(1)	195,440	196,831	(0.7)%		393,105	399,630	(1.6)%
Paying admissions (excludes charity and uninsured)	111,891	116,195	(3.7)%		229,217	238,538	(3.9)%
Charity and uninsured admissions	8,831	8,941	(1.2)%		17,434	17,788	(2.0)%
Admissions through emergency department	75,608	77,604	(2.6)%		155,816	158,820	(1.9)%
Paying admissions as a percentage of total admissions	92.7%	92.9%	(0.2	)%(2)	92.9%	93.1%	(0.2	)%(2)
Charity and uninsured admissions as a percentage of total admissions	7.3%	7.1%	0.2	%(2)	7.1%	6.9%	0.2	%(2)
Emergency department admissions as a percentage of total admissions	62.6%	62.0%	0.6	%(2)	63.2%	62.0%	1.2	%(2)
Surgeries — inpatient	34,340	35,379	(2.9)%		67,544	71,616	(5.7)%
Surgeries — outpatient	74,329	60,043	23.8%		142,538	117,034	21.8%
Total surgeries	108,669	95,422	13.9%		210,082	188,650	11.4%
Patient days — total	567,390	590,437	(3.9)%		1,170,675	1,207,896	(3.1)%
Adjusted patient days(1)	909,720	919,718	(1.1)%		1,849,560	1,866,872	(0.9)%
Average length of stay (days)	4.70	4.72	(0.4)%		4.75	4.71	0.8%
Number of acute care hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,180	13,176	—%		13,180	13,176	—%
Average licensed beds	13,180	13,176	—%		13,180	13,157	0.2%
Utilization of licensed beds(3)	47.3%	49.2%	(1.9	)%(2)	49.1%	50.4%	(1.3	)%(2)

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)    The change is the difference between the 2013 and 2012 amounts shown.

(3)    Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Total visits	1,072,712	1,046,768	2.5%		2,127,501	2,078,379	2.4%
Paying visits (excludes charity and uninsured)	958,379	937,570	2.2%		1,902,928	1,864,044	2.1%
Charity visits and uninsured visits	114,333	109,198	4.7%		224,573	214,335	4.8%
Emergency department visits	399,702	384,221	4.0%		801,780	770,619	4.0%
Surgery visits	74,329	60,043	23.8%		142,538	117,034	21.8%
Paying visits as a percentage of total visits	89.3%	89.6%	(0.3	)%(1)	89.4%	89.7%	(0.3	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.4%	0.3	%(1)	10.6%	10.3%	0.3	%(1)

(1)    The change is the difference between the 2013 and 2012 amounts shown.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Net operating revenues	$2,422	$2,265	6.9%	$4,809	$4,567	5.3%
Revenues from the uninsured	$170	$155	9.7%	$335	$307	9.1%
Net inpatient revenues(1)	$1,542	$1,548	(0.4)%	$3,078	$3,155	(2.4)%
Net outpatient revenues(1)	$844	$791	6.7%	$1,657	$1,557	6.4%

(1)     Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $69 million and $65 million for the three months ended June 30, 2013 and 2012, respectively, and $139 million and $129 million for the six months ended June 30, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $101 million and $90 million for the three months ended June 30, 2013 and 2012, respectively, and $196 million and $178 million for the six months ended June 30, 2013 and 212, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,773	$12,371	3.2%	$12,479	$12,309	1.4%
Net inpatient revenue per patient day	$2,718	$2,622	3.7%	$2,629	$2,612	0.7%
Net outpatient revenue per visit	$787	$756	4.1%	$779	$749	4.0%
Net patient revenue per adjusted patient admission(1)	$12,208	$11,883	2.7%	$12,045	$11,791	2.2%
Net patient revenue per adjusted patient day(1)	$2,623	$2,543	3.1%	$2,560	$2,524	1.4%

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Provision for doubtful accounts	$207	$190	8.9%		$414	$379	9.2%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.7%	0.2	%(1)	7.9%	7.7%	0.2	%(1)
Collection rate on self-pay accounts(2)	28.7%	28.5%	0.2	%(1)	28.7%	28.5%	0.2	%(1)
Collection rate on commercial managed care accounts	98.2%	98.4%	(0.2	)%(1)	98.2%	98.4%	(0.2	)%(1)

(1)  The change is the difference between the 2013 and 2012 amounts shown.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,026	$991	3.5%	$2,060	$1,991	3.5%
Supplies	387	389	(0.5)%	771	788	(2.2)%
Other operating expenses	514	515	(0.2)%	1,032	1,028	0.4%
Total	$1,927	$1,895	1.7%	$3,863	$3,807	1.5%
Conifer
Salaries, wages and benefits	$140	$63	122.2%	$267	$125	113.6%
Other operating expenses	53	19	178.9%	103	37	178.4%
Total	$193	$82	135.4%	$370	$162	128.4%
Total
Salaries, wages and benefits	$1,166	$1,054	10.6%	$2,327	$2,116	10.0%
Supplies	387	389	(0.5)%	771	788	(2.2)%
Other operating expenses	567	534	6.2%	1,135	1,065	6.6%
Total	$2,120	$1,977	7.2%	$4,233	$3,969	6.7%
Rent/lease expense(1)
Hospital Operations and other	$39	$35	11.4%	$77	$69	11.6%
Conifer	3	3	—%	7	6	16.7%
Total	$42	$38	10.5%	$84	$75	12.0%
Hospital Operations and other
Salaries, wages and benefits per adjusted patient day(2)	$1,128	$1,078	4.6%	$1,114	$1,066	4.5%
Supplies per adjusted patient day(2)	425	423	0.5%	417	422	(1.2)%
Other operating expenses per adjusted patient day(2)	565	559	1.1%	558	551	1.3%
Total per adjusted patient day	$2,118	$2,060	2.8%	$2,089	$2,039	2.5%
Salaries, wages and benefits per adjusted patient admission(2)	$5,250	$5,035	4.3%	$5,240	$4,982	5.2%
Supplies per adjusted patient admission(2)	1,980	1,976	0.2%	1,961	1,972	(0.6)%
Other operating expenses per adjusted patient admission(2)	2,630	2,617	0.5%	2,626	2,572	2.1%
Total per adjusted patient admission	$9,860	$9,628	2.4%	$9,827	$9,526	3.2%

(1)    Included in other operating expenses.

(2)    Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Revenues

During the three months ended June 30, 2013, net operating revenues before provision for doubtful accounts increased 7.1% compared to the three months ended June 30, 2012, primarily due to an increase in outpatient volumes, an increase in other operations revenues and improved terms of our managed care contracts, partially offset by a decrease in inpatient volumes.

Net outpatient revenues and total outpatient visits increased 6.7% and 2.5%, respectively, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Approximately 39% of the growth in outpatient visits was organic. Net outpatient revenue per visit increased 4.1% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $219 million and $108 million for the three months ended June 30, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to the 10-year CHI agreement entered into in May 2012, expanded service offerings and two business acquisitions in the three months ended December 31, 2012.

Our net inpatient revenues for the three months ended June 30, 2013 decreased by 0.4% compared to the three months ended June 30, 2012. Several factors impacted our net inpatient revenues in the 2013 period compared to the 2012 period, including:

•                  An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions;

•                  A decrease in patient days and total admissions;

•                  Medicaid DSH payments and other state-funded subsidy revenues of $119 million compared to $109 million in the three months ended June 30, 2012, which amounts included net revenues related to the California provider fee program of $66 million and $47 million, respectively; and

•                  Improved managed care pricing as a result of renegotiated contracts.

Patient days decreased by 3.9%, while total admissions decreased by 3.5%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.9% for the three months ended June 30, 2013 compared to 7.7% for the three months ended June 30, 2012. The increase in the provision for doubtful accounts primarily related to increased uninsured patient revenues and higher patient co-payments and deductibles. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$191	$—	$191	$172	$—	$172
Medicaid	121	—	121	116	—	116
Net cost report settlements payable and valuation allowances	(26)	—	(26)	(24)	—	(24)
Managed care	783	67	716	769	72	697
Self-pay uninsured	210	187	23	204	178	26
Self-pay balance after insurance	151	86	65	143	78	65
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	—	91	88	—	88
Other payers	268	81	187	264	68	196
Total continuing operations	1,789	421	1,368	1,732	396	1,336
Total discontinued operations	1	—	1	14	5	9
	$1,790	$421	$1,369	$1,746	$401	$1,345

We provide revenue cycle management and patient communications services, among others, through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2013, our collection rate on self-pay accounts was approximately 28.7%. Our recent self-pay collection rates were as follows: 27.9% at March 31, 2012; 28.5% at June 30, 2012; 28.8% at September 30, 2012; 28.9% at December 31, 2012; and 28.8% at March 31, 2013. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at June 30, 2013, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.2% at June 30, 2013 and 98.0% at December 31, 2012.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.394 billion and $1.360 billion at June 30, 2013 and December 31, 2012, respectively, excluding cost report settlements payable and valuation allowances of $26 million and $24 million at June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	83%	62%	77%	28%	66%
61-120 days	7%	19%	11%	17%	12%
121-180 days	2%	8%	5%	9%	6%
Over 180 days	8%	11%	7%	46%	16%
Total	100%	100%	100%	100%	100%

	December 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 51 days at June 30, 2013 and 53 days at December 31, 2012, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2013, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.3 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 88% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2013 and December 31, 2012 by aging category:

	June 30,	December 31,
	2013	2012
0-60 days	$112	$99
61-120 days	26	22
121-180 days	7	5
Over 180 days	13	16
Total	$158	$142

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 1.6% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 4.3% in the three months ended June 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs and increased employee-related costs associated with our HIT implementation program in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, partially offset by a decrease in overtime expenses. Salaries, wages and benefits expense for the three months ended June 30, 2013 and 2012 included stock-based compensation expense of $9 million and $8 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $77 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business, primarily attributable to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

As of June 30, 2013, approximately 28% of our employees were represented by various labor unions. These employees, primarily registered nurses and service and maintenance workers, are located at 26 of our hospitals, the majority of which are in California, Florida and Texas. We currently have two expired contracts and are in negotiations to renew them. We are also in the process of negotiating initial contracts at four of our hospitals where employees have recently chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a small possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

Supplies

Supplies expense as a percentage of net operating revenues decreased 1.2% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Supplies expense per adjusted patient admission for our hospital operations and other segment increased by 0.2% in the three months ended June 30, 2013 compared to the same period in 2012. Supplies expense was unfavorably impacted by higher surgical supply costs due to increased surgical volumes, partially offset by lower pharmaceutical expenses and a decline in cardiology supply costs due to renegotiated prices.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.4% in the three months ended June 30, 2013 compared to 23.7% in the three months ended June 30, 2012. Other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 0.5% in the three months ended June 30, 2013 compared to the same period in 2012. The 6.2% increase in total other operating expenses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily due to:

•                    increased costs of contracted services ($30 million) primarily relating to Conifer’s new clients;

•                    increased medical fees related to employed physicians ($7 million);

•                    increased rent and lease expenses ($3 million); and

•                    increased systems implementation costs primarily related to our HIT system implementation program ($5 million).

These increases were partially offset by lower consulting and legal expenses ($11 million) and a $5 million gain on the sale of land in the 2013 period.

Malpractice expense in the three months ended June 30, 2013 included a favorable adjustment of approximately $6 million due to a 72 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to an unfavorable adjustment of approximately $6 million due to a 50 basis point decrease in the interest rate in the 2012 period.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $11 million, consisting of $2 million of impairment of property, $3 million of employee severance costs, and $6 million in acquisition-related costs.

During the three months ended June 30, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $3 million, consisting of $2 million of employee severance costs and $1 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2013 and 2012 were $2 million and $1 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $98 million compared to $102 million for the three months ended June 30, 2012, primarily due to increased borrowings, partially offset by a lower average interest rate on our outstanding debt.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2013, we recorded a loss from early extinguishment of debt of $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the three months ended June 30, 2013, we recorded an income tax benefit of $20 million, primarily related to the loss from early extinguishment of debt, compared to an expense of $30 million during the three months ended June 30, 2012.

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

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Revenues

During the six months ended June 30, 2013, net operating revenues before provision for doubtful accounts increased 5.6% compared to the six months ended June 30, 2012, primarily due to an increase in outpatient volumes, an increase in other operations revenues and improved terms of our managed care contracts, partially offset by a decrease in inpatient volumes and an $81 million favorable adjustment in the 2012 period from the industry-wide settlement (the “Medicare Budget Neutrality settlement”) that corrected Medicare payments made to providers for inpatient hospital services for a number of prior periods, as further described in our Annual Report.

Net outpatient revenues and total outpatient visits increased 6.4% and 2.4%, respectively, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The growth in our outpatient revenues and volumes was primarily driven by our outpatient acquisition program. Net outpatient revenue per visit increased 4.0% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $430 million and $215 million for the six months ended June 30, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to the 10-year CHI agreement entered into in May 2012, expanded service offerings and two business acquisitions in the three months ended December 31, 2012.

Our net inpatient revenues for the six months ended June 30, 2013 decreased by 2.4% compared to the six months ended June 30, 2012, primarily due to the impact of the $81 million favorable Medicare Budget Neutrality settlement recorded in 2012. Excluding this net favorable settlement, net inpatient revenues would have increased by 0.1% in the six months ended June 30, 2013 compared to the prior-year period. Several other factors impacted our net inpatient revenues in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, including:

•                  Medicaid DSH payments and other state-funded subsidy revenues of $186 million compared to $154 million in the six months ended June 30, 2012, which amounts included net revenues related to the California provider fee program of $78 million and $47 million, respectively;

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•                  A 3.8% decrease in total admissions.

Patient days decreased by 3.1%, while total admissions decreased by 3.8%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; and (3) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.9% for the six months ended June 30, 2013 compared to 7.7% for the six months ended June 30, 2012. The increase in the provision for doubtful accounts primarily related to increased uninsured patient revenues and higher patient co-payments and deductibles.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 2.1% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 5.2% in the six months ended June 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, and increased employee-related costs associated with our HIT implementation program in the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by a decrease in overtime expenses. Salaries, wages and benefits expense for the six months ended June 30, 2013 and 2012 included stock-based compensation expense of $20 million and $17 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $142 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business, primarily attributable to the new CHI partnership and Conifer’s two business acquisitions in the three months ended December 31, 2012.

Supplies

Supplies expense as a percentage of net operating revenues decreased 1.3% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Supplies expense per adjusted patient admission for our hospital operations and other segment decreased by 0.6% in the six months ended June 30, 2013 compared to the same period in 2012. Supplies expense was favorably impacted by lower pharmaceutical and implant costs, as well as a decline in orthopedic and cardiology supply costs, in each case due to renegotiated prices.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.6% in the six months ended June 30, 2013 compared to 23.3% in the six months ended June 30, 2012. Other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 2.1% in the six months ended June 30, 2013 compared to the same period in 2012. The 6.6% increase in total other operating expenses in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to:

•                    increased costs of contracted services ($55 million) primarily related to Conifer’s new clients;

•                    increased medical fees related to employed physicians ($10 million);

•                    increased rent and lease expenses ($7 million); and

•                    increased systems implementation costs primarily related to our HIT system implementation program ($8 million).

These increases were partially offset by lower consulting and legal expenses ($16 million) in part due to the aforementioned Medicare Budget Neutrality settlement in 2012 and a $5 million gain on the sale of land in the 2013 period.

Malpractice expense in the six months ended June 30, 2013 included a favorable adjustment of approximately $7 million due to a 78 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities, compared to an unfavorable adjustment of $3 million due to a 24 basis point decrease in the interest rate in the 2012 period.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the six months ended June 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $25 million, consisting of $2 million of impairment of property, $7 million of restructuring costs, $5 million of employee severance costs, $1 million of lease termination costs, and $10 million in acquisition-related costs.

During the six months ended June 30, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $6 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million of employee severance costs, and $1 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the six months ended June 30, 2013 and 2012 were $2 million and $3 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $201 million compared to $200 million for the six months ended June 30, 2012, primarily due to increased borrowings, substantially offset by a lower average interest rate on our outstanding debt.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the six months ended June 30, 2013, we recorded an income tax benefit of $73 million, primarily related to the loss from early extinguishment of debt, compared to an expense of $72 million during the six months ended June 30, 2012.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(50)	$(6)	$(138)	$52
Less: Net income (loss) attributable to noncontrolling interests	(7)	18	(12)	15
Preferred stock dividends	—	(4)	—	(10)
Income (loss) from discontinued operations, net of tax	3	(68)	1	(67)
Income (loss) from continuing operations	(46)	48	(127)	114
Income tax (expense) benefit	20	(30)	73	(72)
Investment earnings	1	—	1	1
Loss from early extinguishment of debt	(171)	—	(348)	—
Interest expense	(98)	(102)	(201)	(200)
Operating income	202	180	348	385
Litigation and investigation costs	(2)	(1)	(2)	(3)
Impairment and restructuring charges, and acquisition-related costs	(11)	(3)	(25)	(6)
Depreciation and amortization	(121)	(104)	(235)	(204)
Adjusted EBITDA	$336	$288	$610	$598

Net operating revenues	$2,422	$2,265	$4,809	$4,567

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	13.9%	12.7%	12.7%	13.1%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts as disclosed in our Annual Report, except for the long-term debt transactions discussed below.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2013, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.6x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $256 million and $252 million in the six months ended June 30, 2013 and 2012, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2013 will total approximately $550 million to $600 million, including $98 million that was accrued as a liability at December 31, 2012. Our budgeted 2013 capital expenditures include approximately $24 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $41 million more on such improvements over the next three years.

During the six months ended June 30, 2013, we acquired four ambulatory surgery centers (in one of which we had previously held a noncontrolling interest) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $16 million.

Interest payments, net of capitalized interest, were $226 million and $181 million in the six months ended June 30, 2013 and 2012, respectively.

Income tax payments, net of refunds, were approximately $8 million and $11 million in the six months ended June 30, 2013 and 2012, respectively.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2013 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $90 million of cash and cash equivalents on hand at June 30, 2013 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $615 million based on our borrowing base calculation as of June 30, 2013.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $128 million in the six months ended June 30, 2013 compared $201 million in the six months ended June 30, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  The unfavorable impact from increased Conifer receivables of $21 million and increased DSH receivables of $51 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $15 million less cash used in operating activities from discontinued operations;

•                  A decrease of $31 million in payments on reserves for restructuring charges and litigation costs; and

•                  Incremental interest payments of $45 million, primarily due to accelerated interest payments of $34 million related to the repurchase and redemption of our 8 7/8% senior secured notes due 2019.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $256 million and $252 million in the six months ended June 30, 2013 and 2012, respectively.

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $100 million to repurchase a total of 3,406,324 shares during the period from the commencement of the program through December 31, 2012, and we paid approximately $192 million to repurchase a total of 4,452,475 shares during the period from January 1, 2013 to June 30, 2013.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (the “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before December 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at June 30, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due December 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were $33 million of cash borrowings outstanding under the revolving credit facility at June 30, 2013, and we had approximately

$152 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $615 million based on our borrowing base calculation as of June 30, 2013.

In May 2013, we sold $1.050 billion aggregate principal amount of 4 3/8% senior secured notes, which will mature on October 1, 2021. We will pay interest on the 4 3/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2014. We used a portion of the proceeds from the sale of the notes to purchase approximately $767 million aggregate principal amount outstanding of our 8 7/8% senior secured notes due 2019 in a tender offer and to call approximately $158 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $171 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

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

We continue to focus on opportunities to enhance the Company’s primary business lines, including strategic acquisitions, and have entered into a definitive agreement to acquire Vanguard Health Systems, Inc. for $21 per share in an all cash transaction valued at $4.3 billion, including the assumption of $2.5 billion of Vanguard debt. We have secured fully committed financing to fund the acquisition, which we expect to close before the end of 2013, subject to customary closing conditions and regulatory approvals. In addition, we have signed a definitive agreement to purchase Emanuel Medical Center that is currently pending regulatory approval, and we intend to continue exploring other inpatient and outpatient acquisitions.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We expect to be required to pay approximately $35 million in 2013 as a result of the Supplemental Security Income matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” in our Annual Report. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our capital leases and mortgage notes, and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the six months ended June 30, 2013 and 2012 include $485 million and $481 million, respectively, of net operating revenues and $70 million and $69 million, respectively, of operating income generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. In February 2013, we exercised our options under the leases to purchase three of the hospitals. If these leases expire, and we do not purchase the hospitals, we would no longer generate revenue or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $260 million of standby letters of credit outstanding and guarantees as of June 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2013. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$71	$93	$521	$9	$4	$4,934	$5,632	$5,552
Average effective interest rates	4.2%	8.2%	9.0%	4.6%	6.1%	6.1%	6.4%

Variable rate long-term debt	$—	$—	$—	$33	$—	$—	$33	$33
Average effective interest rates	—	—	—	2.61%	—	—	2.61%

At June 30, 2013, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

During the second quarter of 2013, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A.  RISK FACTORS

In order to complete the acquisition of Vanguard Health Systems, Inc., we and Vanguard must obtain certain governmental approvals and, if such approvals are not granted or are granted with burdensome conditions, the completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.

In June 2013, we entered into a definitive agreement to acquire Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. Completion of the merger is conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of the appropriate waiting period, or receipt of approval, under applicable antitrust laws. Although we and Vanguard have agreed to use reasonable best efforts to obtain the requisite governmental approvals, we cannot assure you that these approvals will be obtained or, if obtained, when. In addition, the governmental authorities from which these approvals are required have broad discretion in administering the governing regulations. As a condition to approval of the acquisition, these governmental authorities may impose additional conditions on the completion of the merger, including the requirement to divest assets, require changes to the terms of the merger agreement, or require us or Vanguard to make certain commitments with respect to the operation of the business following completion of the merger. Under the terms of the merger agreement, we are not required to complete the acquisition if, among other things, the failure to obtain any consent, waiver or approval from any governmental entity would, individually or in the aggregate, reasonably be expected to have a material adverse effect under the merger agreement. If either we or Vanguard become subject to any term, condition, obligation or restriction (whether by consent or because the terms of the merger agreement require it), the imposition of such term, condition, obligation or restriction could adversely affect the ability to integrate Vanguard’s operations into our operations, reduce the anticipated benefits of the merger or otherwise materially adversely affect our business, financial condition, results of operations or cash flows after the completion of the merger.

Following our acquisition of Vanguard, we may be unable to successfully integrate Vanguard’s business in order to realize the anticipated benefits of the merger or do so within the intended timeframe.

The success of our merger with Vanguard will depend, in part, on our ability to successfully integrate Vanguard’s business and operations with our business and fully realize the anticipated benefits and synergies from combining our business with Vanguard’s business. If the pending merger with Vanguard is completed, we will acquire 28 hospitals (plus two more under development), 31 outpatient centers and five health plans with over 235,000 members. We will be required to devote significant management attention and resources to integrating the business practices and operations of Vanguard with ours. Additionally, to date, we and Vanguard have been able to conduct only limited planning regarding our integration after completion of the merger and have not yet determined the exact nature of how the businesses and operations of Vanguard will be managed following the merger. Potential difficulties we may encounter as part of the integration process include the following:

•                  The costs of integration and compliance and the possibility that the full benefits anticipated to result from the merger will not be realized;

•                  Delays in the integration of strategies, operations, products and services;

•                  Diversion of the attention of our management as a result of the merger;

•                  Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•                  Retaining key executives and other employees;

•                  Challenges associated with creating and enforcing uniform standards, controls, procedures, policies and information systems;

•                  Complexities associated with managing Vanguard as a subsidiary of Tenet, including the challenge of integrating complex systems, technology, networks and other assets of Vanguard into those of Tenet in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•                  Potential unknown liabilities and unforeseen increased expenses or delays associated with the merger, including one-time cash costs to integrate Vanguard beyond current estimates; and

•                  The disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

If we are unable to successfully overcome the potential difficulties associated with the integration process and achieve our objectives following the merger, the anticipated benefits and synergies of the merger may not be realized fully, or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. Purchases during the three months ended June 30, 2013 are shown in the table in Note 8 to our Condensed Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. EXHIBITS

(10)	Award Agreement, dated June 13, 2013, used to evidence grant of performance-based restricted stock units to Trevor Fetter under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, President and Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Chief Financial Officer

(32)	Section 1350 Certification of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer

(101 INS)	XBRL Instance Document

(101 SCH)	XBRL Taxonomy Extension Schema Document

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: August 5, 2013	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)