Form 10-Q
period 2013-09-30
TENET HEALTHCARE CORP
filed 2013-11-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 99,226,697 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$82	$364
Accounts receivable, less allowance for doubtful accounts ($440 at September 30, 2013 and $401 at December 31, 2012)	1,380	1,345
Inventories of supplies, at cost	154	153
Income tax receivable	3	7
Current portion of deferred income taxes	358	354
Other current assets	583	458
Total current assets	2,560	2,681
Investments and other assets	184	162
Deferred income taxes, net of current portion	396	342
Property and equipment, at cost, less accumulated depreciation and amortization ($3,756 at September 30, 2013 and $3,494 at December 31, 2012)	4,354	4,293
Goodwill	1,120	916
Other intangible assets, at cost, less accumulated amortization ($490 at September 30, 2013 and $426 at December 31, 2012)	723	650
Total assets	$9,337	$9,044

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$133	$94
Accounts payable	618	722
Accrued compensation and benefits	383	415
Professional and general liability reserves	74	64
Accrued interest payable	109	125
Other current liabilities	452	343
Total current liabilities	1,769	1,763
Long-term debt, net of current portion	5,690	5,158
Professional and general liability reserves	255	292
Other long-term liabilities	620	597
Total liabilities	8,334	7,810
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	83	16
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 143,973,854 shares issued at September 30, 2013 and 142,363,915 shares issued at December 31, 2012	7	7
Additional paid-in capital	4,562	4,471
Accumulated other comprehensive loss	(68)	(68)
Accumulated deficit	(1,398)	(1,288)
Common stock in treasury, at cost, 44,807,632 shares at September 30, 2013 and 37,730,431 shares at December 31, 2012	(2,278)	(1,979)
Total shareholders’ equity	825	1,143
Noncontrolling interests	95	75
Total equity	920	1,218
Total liabilities and equity	$9,337	$9,044

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$2,618	$2,427	$7,841	$7,373
Less: Provision for doubtful accounts	210	206	624	585
Net operating revenues	2,408	2,221	7,217	6,788
Operating expenses:
Salaries, wages and benefits	1,172	1,050	3,499	3,166
Supplies	387	376	1,158	1,164
Other operating expenses, net	575	539	1,710	1,604
Electronic health record incentives	(14)	(13)	(48)	(13)
Depreciation and amortization	119	110	354	314
Impairment and restructuring charges, and acquisition-related costs	20	6	45	12
Litigation and investigation costs	1	0	3	3
Operating income	148	153	496	538
Interest expense	(91)	(103)	(292)	(303)
Loss from early extinguishment of debt	0	0	(348)	0
Investment earnings	0	1	1	2
Income (loss) from continuing operations, before income taxes	57	51	(143)	237
Income tax benefit (expense)	(16)	(18)	57	(90)
Income (loss) from continuing operations, before discontinued operations	41	33	(86)	147
Discontinued operations:
Income (loss) from operations	(8)	4	(5)	7
Impairment of long-lived assets and goodwill, and restructuring charges, net	0	0	0	(100)
Litigation and investigation costs	(2)	0	(2)	0
Net gains (losses) on sales of facilities	0	(1)	0	1
Income tax benefit (expense)	5	(4)	3	24
Loss from discontinued operations	(5)	(1)	(4)	(68)
Net income (loss)	36	32	(90)	79
Less: Preferred stock dividends	0	1	0	11
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	8	2	20	7
Discontinued operations	0	(11)	0	(31)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$28	$40	$(110)	$92
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$33	$30	$(106)	$129
Income (loss) from discontinued operations, net of tax	(5)	10	(4)	(37)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$28	$40	$(110)	$92
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.33	$0.29	$(1.03)	$1.25
Discontinued operations	(0.05)	0.09	(0.04)	(0.36)
	$0.28	$0.38	$(1.07)	$0.89
Diluted
Continuing operations	$0.32	$0.28	$(1.03)	$1.21
Discontinued operations	(0.05)	0.09	(0.04)	(0.35)
	$0.27	$0.37	$(1.07)	$0.86
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	100,894	104,244	102,669	103,613
Diluted	103,098	107,311	102,669	106,904

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$36	$32	$(90)	$79
Other comprehensive income:
Adjustments for supplemental executive retirement plans	0	0	0	3
Other comprehensive income before income taxes	0	0	0	3
Income tax expense related to items of other comprehensive income	0	0	0	0
Total other comprehensive income, net of tax	0	0	0	3
Comprehensive income (loss)	36	32	(90)	82
Less: Preferred stock dividends	0	1	0	11
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	(9)	20	(24)
Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$28	$40	$(110)	$95

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Net income (loss)	$(90)	$79
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	354	314
Provision for doubtful accounts	624	585
Deferred income tax expense (benefit)	(60)	58
Stock-based compensation expense	26	24
Impairment and restructuring charges, and acquisition-related costs	45	12
Litigation and investigation costs	3	3
Loss from early extinguishment of debt	348	0
Amortization of debt discount and debt issuance costs	12	16
Pre-tax loss from discontinued operations	7	92
Other items, net	(19)	(7)
Changes in cash from operating assets and liabilities:
Accounts receivable	(662)	(653)
Inventories and other current assets	(159)	(106)
Income taxes	(5)	(2)
Accounts payable, accrued expenses and other current liabilities	(44)	(23)
Other long-term liabilities	(5)	20
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(36)	(56)
Net cash used in operating activities from discontinued operations, excluding income taxes	(5)	(19)
Net cash provided by operating activities	334	337
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(398)	(358)
Purchases of property and equipment — discontinued operations	0	(2)
Purchases of businesses or joint venture interests	(142)	(38)
Proceeds from sales of facilities and other assets — discontinued operations	11	45
Proceeds from sales of marketable securities, long-term investments and other assets	6	9
Other long-term assets	11	(5)
Other items, net	3	3
Net cash used in investing activities	(509)	(346)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,001)	(1,458)
Proceeds from borrowing under credit facility	1,211	1,553
Repayments of other borrowings	(1,987)	(76)
Proceeds from other borrowings	1,907	292
Repurchases of preferred stock	0	(292)
Deferred debt issuance costs	(31)	(3)
Repurchases of common stock	(300)	(26)
Cash dividends on preferred stock	0	(13)
Distributions paid to noncontrolling interests	(18)	(9)
Contributions from noncontrolling interests	98	3
Proceeds from exercise of stock options	22	5
Other items, net	(8)	3
Net cash used in financing activities	(107)	(21)
Net decrease in cash and cash equivalents	(282)	(30)
Cash and cash equivalents at beginning of period	364	113
Cash and cash equivalents at end of period	$82	$83
Supplemental disclosures:
Interest paid, net of capitalized interest	$(295)	$(288)
Income tax payments, net	$(5)	$(9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of September 30, 2013 primarily operated 49 hospitals with a total of 13,180 licensed beds, 134 outpatient centers and Conifer Health Solutions (“Conifer”), which provides business process solutions to more than 700 hospital and other clients nationwide.

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

Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans or plans with annual or lifetime coverage caps; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General Hospitals:
Medicare	$501	$505	$1,543	$1,666
Medicaid	206	176	630	587
Managed care	1,378	1,348	4,126	4,002
Indemnity, self-pay and other	262	261	783	747
Acute care hospitals — other revenue	14	8	53	45
Other:
Other operations	257	129	706	326
Net operating revenues before provision for doubtful accounts	$2,618	$2,427	$7,841	$7,373

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $82 million and $364 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, our book overdrafts were approximately $182 million and $232 million, respectively, which were classified as accounts payable.

At September 30, 2013 and December 31, 2012, approximately $51 million and $65 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at September 30, 2013 and December 31, 2012, we had $63 million and $98 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $50 million and $93 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2013 and 2012, we entered into non-cancellable capital leases of approximately $99 million and $54 million, respectively, primarily for equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
September 30, 2013:
Capitalized software costs	$1,048	$(455)	$593
Long-term debt issuance costs	107	(25)	82
Other	58	(10)	48
Total	$1,213	$(490)	$723

December 31, 2012:
Capitalized software costs	$927	$(399)	$528
Long-term debt issuance costs	106	(25)	81
Other	43	(2)	41
Total	$1,076	$(426)	$650

Estimated future amortization of other intangible assets with finite useful lives as of September 30, 2013 is as follows:

		Years Ending December 31,					Later
	Total	2013	2014	2015	2016	2017	Years
Amortization of intangible assets	$723	$49	$97	$80	$71	$56	$370

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2013	2012
Continuing operations:
Patient accounts receivable	$1,735	$1,668
Allowance for doubtful accounts	(439)	(396)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	88
Net cost reports and settlements payable and valuation allowances	(11)	(24)
	1,376	1,336
Discontinued operations:
Patient accounts receivable	2	11
Allowance for doubtful accounts	(1)	(5)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	1	2
Net cost reports and settlements receivable and valuation allowances	2	1
	4	9
Accounts receivable, net	$1,380	$1,345

Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% and 28.9% as of September 30, 2013 and December 31, 2012, respectively. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Our estimated collection rate from managed care payers was approximately 98.3% and 98.0% at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay uninsured accounts was 88.8% and 87.3%, respectively, of our self-pay uninsured patient accounts receivable. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts for self-pay balance after insurance accounts was 56.9% and 54.5%, respectively, of our self-pay balance after insurance patient accounts receivable, consisting primarily of co-payments and deductibles owed by patients with insurance. Our self-pay write-offs, including uninsured and balance after insurance accounts, decreased approximately $21 million from $231 million in the nine months ended September 30, 2012 to $210 million in the nine months ended September 30, 2013, primarily due to a decrease in patient account assignments to our Conifer subsidiary. The increase in provision for doubtful accounts primarily related to an increase in uninsured patient revenues and higher co-payments and deductibles owed by patients with insurance in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts for managed care accounts was 8.7% and 9.4%, respectively, of our managed care patient accounts receivable.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2013 and 2012 were approximately $116 million and $106 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $342 million and $322 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2013 and 2012 were approximately $32 million and $40 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $95 million and $102 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH and other state-funded subsidy payments for the three months ended September 30, 2013 and 2012 were approximately $72 million and $56 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $257 million and $210 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

In the nine months ended September 30, 2013, we recognized a $7 million gain in discontinued operations related to the sale of land.

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

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues	$3	$38	$6	$150
Income (loss) before income taxes	(10)	3	(7)	(92)

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $45 million, consisting of $2 million relating to the impairment of property, $10 million of restructuring costs, $9 million of employee severance costs, $1 million of lease termination costs, and $23 million of acquisition-related costs.

During the nine months ended September 30, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $12 million, consisting of $3 million relating to the impairment of obsolete assets, $4 million of employee severance costs and $5 million of other related costs.

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

As of September 30, 2013, our continuing operations consisted of two operating segments, our Conifer subsidiary and our hospital and other operations. In the three months ended September 30, 2013, we moved our hospitals in Philadelphia, Pennsylvania from our Southern States region into a separate market. Our hospital and other operations were structured as follows as of September 30, 2013:

•            Our California region included all of our hospitals and other operations in California;

•            Our Central region included all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas;

•            Our Florida region included all of our hospitals and other operations in Florida;

•            Our Southern States region included all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina; and

•            Our two hospitals in Philadelphia, Pennsylvania were part of a separate market.

These regions and our Philadelphia market are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

The tables below are reconciliations of beginning and ending liability balances in connection with restructuring charges recorded during the nine months ended September 30, 2013 and 2012 in continuing and discontinued operations:

	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Other	Balances at End of Period
Nine Months Ended September 30, 2013
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$8	$20	$(20)	$(2)	$6
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	4	0	0	0	4
	$12	$20	$(20)	$(2)	$10
Nine Months Ended September 30, 2012
Continuing operations:
Lease and other costs, and employee severance-related costs in connection with hospital cost-control programs and general overhead-reduction plans	$6	$8	$(7)	$(0)	$7
Discontinued operations:
Employee severance-related costs, and other estimated costs associated with the sale or closure of hospitals and other facilities	5	0	0	0	5
	$11	$8	$(7)	$(0)	$12

The above liability balances at September 30, 2013 are included in other current liabilities and other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. Cash payments to be applied against these accruals at September 30, 2013 are expected to be approximately $4 million in 2013 and $6 million thereafter. The column labeled “Other” above represents charges recorded in restructuring expense that are not recorded in the liability account, such as the acceleration of stock-based compensation expense related to severance agreements.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Senior notes:
7 3/8%, due 2013	$0	$55
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
6 3/4%, due 2020	300	300
8%, due 2020	750	750
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
10%, due 2018	0	714
8 7/8%, due 2019	0	925
4 3/4%, due 2020	500	500
4 1/2%, due 2021	850	0
4 3/8%, due 2021	1,050	0
Credit facility due 2016	210	0
Capital leases and mortgage notes	188	119
Unamortized note discounts and premium	(30)	(116)
Total long-term debt	5,823	5,252
Less current portion	133	94
Long-term debt, net of current portion	$5,690	$5,158

Credit Agreement

We have a senior secured revolving credit facility, as amended November 29, 2011 (“Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million (which can be increased, subject to certain conditions, to $1 billion), with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at September 30, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2013, we had $210 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.39%, and we had approximately $152 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $415 million was available for borrowing under the revolving credit facility at September 30, 2013.

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

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs. The remaining net proceeds were used for general corporate purposes, including the repayment of borrowings under our senior secured revolving credit facility.

NOTE 6. GUARANTEES

At September 30, 2013, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $104 million. We had a liability of $76 million recorded for these guarantees included in other current liabilities at September 30, 2013.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at September 30, 2013 was $2 million. We had a liability of $2 million recorded for these guarantees at September 30, 2013, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2013, approximately 2.5 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the nine months ended September 30, 2013 and 2012 includes $29 million and $24 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2012	4,289,192	$30.49
Granted	295,639	39.31
Exercised	(913,369)	23.56
Forfeited/Expired	(227,016)	58.16
Outstanding as of September 30, 2013	3,444,446	$31.26	$40	3.5 years
Vested and expected to vest at September 30, 2013	3,427,698	$31.23	$40	3.5 years
Exercisable as of September 30, 2013	2,880,799	$31.21	$35	3.0 years

There were 913,369 stock options exercised during the nine months ended September 30, 2013 with a $17 million aggregate intrinsic value, and 1,350,222 stock options exercised during the same period in 2012 with a $21 million aggregate intrinsic value.

As of September 30, 2013, there were $5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

In the nine months ended September 30, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the plan, and will expire on the fifth anniversary of the grant date. In the nine months ended September 30, 2012, we granted an aggregate of 477,500 stock options under our 2008 Stock Incentive Plan to certain of our senior officers; 257,500 of these stock options are subject to time-vesting and 220,000 of these stock options were granted subject to performance-based vesting. Because all conditions were met, the performance-based options will vest and be settled ratably over a three-year period from the grant date.

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2013 and 2012 was $14.46 and $12.05 per share, respectively. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	50%	52%
Expected dividend yield	0%	0%
Expected life	3.6 years	6.9 years
Expected forfeiture rate	6%	2%
Risk-free interest rate	0.48%	1.06%-1.41%
Early exercise threshold	100% gain	70% gain
Early exercise rate	50% per year	20% per year

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

The following table summarizes information about our outstanding stock options at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	345,066	5.4 years	$4.56	345,066	$4.56
$4.57 to $25.089	1,042,631	6.2 years	20.86	774,623	20.17
$25.09 to $32.569	522,889	2.8 years	29.66	522,889	29.66
$32.57 to $42.529	824,077	2.5 years	41.14	528,438	42.17
$42.53 to $55.129	671,033	0.4 years	48.46	671,033	48.46
$55.13 to $70.249	38,750	0.2 years	62.36	38,750	62.36
	3,444,446	3.5 years	$31.26	2,880,799	$31.21

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2012	2,295,942	$23.40
Granted	1,233,500	40.91
Vested	(948,539)	24.13
Forfeited	(157,128)	29.48
Unvested as of September 30, 2013	2,423,775	$31.63

In the nine months ended September 30, 2013, we granted 815,262 restricted stock units subject to time-vesting, of which 735,129 will vest and be settled ratably over a three-year period from the date of the grant and 80,133 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. We also awarded a grant of 212,180 restricted stock units to our chief executive officer, of which 106,090 are subject to time-vesting and 106,090 are performance-based. If target conditions are met, 50% of this grant will vest three years from the grant date and the remaining 50% will vest six years from the grant date. The award also allows for an additional 106,090 shares to be issued if higher performance criteria are met. In the nine months ended September 30, 2012, we granted 1,535,187 restricted units subject to time-vesting. In addition, we granted 116,250 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date.

As of September 30, 2013, there were $57 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 3.1 years.

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

Share Repurchase Program

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $400 million to repurchase a total of 10,501,173 shares during the period from the commencement of the program through September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Three Months Ended March 31, 2013	2,455	40.74	2,455	300
May 1, 2013 through May 31, 2013	933	46.78	933	256
June 1, 2013 through June 30, 2013	1,065	45.71	1,065	208
Three Months Ended June 30, 2013	1,998	46.21	1,998	208
July 1, 2013 through July 31, 2013	166	46.08	166	200
August 1, 2013 through August 31, 2013	1,045	40.43	1,045	158
September 1, 2013 through September 30, 2013	1,431	40.35	1,431	100
Three Months Ended September 30, 2013	2,642	40.75	2,642	100
Total	10,501	$38.09	10,501	$100

Repurchased shares are recorded based on settlement date and are held as treasury stock.

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Balances at beginning of period	$16	$16
Net income	7	0
Distributions paid to noncontrolling interests	(2)	0
Sales of joint venture interests	52	0
Purchases of businesses or joint venture interests	10	0
Balances at end of period	$83	$16

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the nine months ended September 30, 2013 and 2012 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	(110)	0	13	(97)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(16)	(16)
Sales of joint venture interests	0	0	53	0	0	0	0	53
Purchases of businesses or joint venture interests	0	0	0	0	0	0	23	23
Repurchase of common stock	(7,095)	0	0	0	0	(300)	0	(300)
Stock-based compensation expense and issuance of common stock	1,628	0	38	0	0	1	0	39
Balances at September 30, 2013	99,166	$7	$4,562	$(68)	$(1,398)	$(2,278)	$95	$920

	Tenet Healthcare Corporation Shareholders’ Equity
						Accumulated
	Preferred Stock		Common Stock		Additional	Other
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	345	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	103	0	(24)	79
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(9)	(9)
Contribution from noncontrolling interests	0	0	0	0	0	0	0	0	2	2
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	7	7
Other comprehensive income	0	0	0	0	0	3	0	0	0	3
Preferred stock dividends	0	0	0	0	(11)	0	0	0	0	(11)
Repurchase of common stock	0	0	(1,327)	0	0	0	0	(26)	0	(26)
Repurchase of preferred stock	(299)	(289)	0	0	0	0	0	0	0	(289)
Stock-based compensation expense and issuance of common stock	0	0	1,990	0	21	0	0	0	0	21
Balances at September 30, 2012	46	$45	104,419	$7	$4,437	$(49)	$(1,337)	$(1,879)	$45	$1,269

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

Professional and General Liability Insurance

At September 30, 2013 and December 31, 2012, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $329 million and $356 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.02% and 1.18% at September 30, 2013 and December 31, 2012, respectively.

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

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $71 million and $81 million for the nine months ended September 30, 2013 and 2012, respectively.

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

In accordance with ASC 450, “Contingencies,” and related guidance, we record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and the amount of the loss, or a range of loss, can be reasonably estimated. Where a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information.

1.                                      Governmental Reviews—Health care companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods. The following material governmental reviews, which have been previously reported, are currently pending.

•                  Review of Billing Practices for Kyphoplasty Procedures. The U.S. Department of Justice (“DOJ”), in coordination with the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services has contacted a number of hospitals nationwide requesting information regarding their billing practices in connection with kyphoplasty procedures. More specifically, the government is investigating the appropriateness of Medicare patients receiving kyphoplasty — which is a minimally invasive spinal procedure used to treat vertebral compression fractures — on an inpatient as opposed to an outpatient basis. In March 2009, one of our hospitals received an information request from the DOJ regarding these procedures and, in July 2010, we were notified that six additional hospitals were also under review. Following a chart review by our external clinical expert and non-binding discussions with the government, we entered into an agreement with the DOJ in January 2013 for approximately $900,000 (which was previously reserved) to settle claims relating to the first hospital to receive an information request. In September 2012, we reached agreement with the DOJ on the appropriate methodology to review the billing practices of a second hospital, and our expert has completed the chart review for that hospital. As a result, in the three months ended December 31, 2012, management established a reserve, as described below, to reflect the current estimate of probable liability for that second hospital. We are unable to calculate an estimate of loss or a range of loss with respect to the five remaining hospitals under review because (i) our external clinical expert has not completed its report on the billing practices of three of those hospitals, and (ii) we have not reached agreement with the DOJ on the appropriate review methodology with respect to the remaining two hospitals. The parties are currently engaged in non-binding discussions regarding a resolution of all remaining matters in dispute, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Review of Billing Practices for Cardiac Defibrillator Implantation Procedures. The DOJ has contacted a number of hospitals nationwide requesting information regarding their Medicare billing practices in connection with the implantation of cardiac defibrillators. As previously reported, in March 2010, the DOJ issued a civil investigative demand to one of our hospitals pursuant to the federal False Claims Act seeking information to determine if procedures to implant cardiac defibrillators at that hospital from 2002 to 2010 were performed in accordance with Medicare coverage requirements. Also as previously reported, in September 2010, the DOJ notified us that its review may extend to billing procedures at 32 of our other hospitals in addition to the hospital that received the original information request. The number of hospitals under review may increase or decrease depending on the timeframe of the government’s examination. The parties are currently engaged in non-binding discussions regarding a resolution of any potential liability associated with claims submitted to Medicare for the implantation of cardiac defibrillators during the relevant period, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Review of Arrangements with Local Service Provider. As previously reported, we received a subpoena from the OIG in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that Atlanta Medical Center, North Fulton Regional Hospital, South Fulton Medical Center (now Atlanta Medical Center — South Campus) and Spalding Regional Hospital (all located in Georgia) and Hilton Head Hospital (located in South Carolina) had with Hispanic Medical Management, Inc. (“HMM”). HMM is an unaffiliated entity that owns and operates clinics that provide, among other things, prenatal care predominantly to Hispanic women. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The parallel criminal and civil investigations, which are being conducted by the U.S. Attorney’s Office for the Middle District of Georgia, the U.S. Attorney’s Office for the Northern District of Georgia, the DOJ and the Georgia Attorney General’s Office, relate to HMM’s relationships with various hospitals. The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the United States District Court for the Middle District of Georgia. We understand the government’s review focuses on whether the arrangements violated the federal and state anti-kickback statutes and false claims acts. We have produced documents and information responsive to the subpoena, have voluntarily produced additional documents, and have had a series of meetings with representatives of the DOJ and the State of Georgia as part of our ongoing cooperation with the government’s review. On April 30, 2013, the U.S. Attorney’s Office and the DOJ filed a notice that the government was choosing not to intervene in the qui tam suit at the time of the filing. The Georgia Attorney General’s Office filed a notice of intervention on May 31, 2013 and filed its complaint in intervention on July 31, 2013. Our response to both complaints must be filed by November 11, 2013, and we intend to vigorously defend these matters. At this time, we are unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of September 30, 2013, we had recorded reserves of approximately $3 million in the aggregate with respect to three hospitals under review for their billing practices for kyphoplasty and cardiac defibrillator implantation procedures. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

2.                                      Hospital-Related Tort Claim—In August 2013, we settled for $8 million a previously disclosed lawsuit — which is captioned Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation — filed in connection with an alleged April 2006 assault at Tarzana Regional Medical Center (a hospital we divested in 2008). Following a jury trial, and post-trial motions by both parties, the plaintiff had been awarded $9.8 million in damages, attorneys’ fees, interest and expenses. Both parties filed notices appealing all aspects of the final judgment. In the three months ended December 31, 2011, we recorded a reserve of approximately $6 million in discontinued operations for this matter, which reserve was computed as described in our Annual Report on Form 10-K for the year ended December 31, 2011. Following the settlement, we increased the reserve by approximately $2 million in discontinued operations in the three months ended September 30, 2013.

3.                                      Class Action Lawsuits Relating to Vanguard Acquisition—On June 24, 2013, we agreed to acquire Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in cash. On June 25, 2013, a Vanguard stockholder filed a class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned James A. Kaurich v. Vanguard Health Systems, Inc., et al., and, on June 27, 2013, a second Vanguard stockholder filed a class action lawsuit in the Chancery Court for Davidson County, Tennessee, captioned Marion Edinburgh TTEE FBO Marion Edinburgh Trust U/T/D/ 7/8/1991 v. Vanguard Health Systems, Inc., et al. Both complaints name as defendants Vanguard, Tenet Healthcare Corporation, the merger subsidiary formed for the purpose of completing the merger with Vanguard, and the members of Vanguard’s board of directors, and allege, among other things, that we aided and abetted Vanguard’s directors’ breach of their fiduciary duties with respect to the process and terms of the merger. Both complaints seek to enjoin the merger and to create a constructive trust for the purportedly improper benefits received by Vanguard’s directors.

On August 26, 2013, we and the other defendants entered into a memorandum of understanding (“MOU”) with the plaintiffs regarding the settlement of these lawsuits. Under the terms of the MOU, which is subject to customary conditions and court approval, Vanguard agreed to make certain supplemental disclosures related to the merger and to extend the period for its stockholders to exercise their appraisal rights. The MOU also contemplates that the parties will enter into a stipulation of settlement, and that Vanguard will cover the fees and expenses of the plaintiffs’ counsel for an amount that is less than $1 million. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. If the court ultimately approves the settlement, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the merger and any related disclosure, among other claims. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties do enter into such stipulation. If the proposed settlement were not to be approved, we would continue to vigorously defend against each of these cases.

4.                                      Ordinary Course Matters—Also, as previously reported, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997 and is currently pending. The plaintiffs’ claims include allegations of tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of over 5,000 persons; however, only eight individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. However, the trial court has denied our motions for summary judgment and our motion to decertify the proceeding as a class action, and our attempts to appeal the trial court’s decisions have been unsuccessful. The court is expected to set the matter for trial in the near term. At this time, we are not able to estimate the reasonably possible loss or reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2013 and 2012:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Nine Months Ended September 30, 2013
Continuing operations	$5	$3	$(3)	$5
Discontinued operations	5	2	(1)	6
	$10	$5	$(4)	$11

Nine Months Ended September 30, 2012
Continuing operations	$49	$3	$(48)	$4
Discontinued operations	17	0	(12)	5
	$66	$3	$(60)	$9

For the nine months ended September 30, 2013 and 2012, we recorded net litigation and investigation costs of $5 million and $3 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

The total amount of unrecognized tax benefits as of September 30, 2013 was $41 million related to continuing operations, of which $38 million, if recognized, would impact our effective tax rate and income tax expense (benefit).

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2013 were $5 million, all of which related to continuing operations.

As of September 30, 2013, approximately $2 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the three and nine months ended September 30, 2013 and 2012. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Loss) (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2013
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$33	100,894	$0.33
Effect of dilutive stock options and restricted stock units	0	2,204	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$33	103,098	$0.32

Three Months Ended September 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$30	104,244	$0.29
Effect of dilutive stock options and restricted stock units	0	3,067	(0.01)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$30	107,311	$0.28

Nine Months Ended September 30, 2013
Loss to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(106)	102,669	$(1.03)
Effect of dilutive stock options and restricted stock units	0	0	0
Loss to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(106)	102,669	$(1.03)

Nine Months Ended September 30, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$129	103,613	$1.25
Effect of dilutive stock options and restricted stock units	0	3,291	(0.04)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$129	106,904	$1.21

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the nine months ended September 30, 2013 because we did not report income from continuing operations in the period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in that period, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 2,256. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the three and nine months ended September 30, 2013 were 1,226 and 827 shares, respectively, and for the three and nine months ended September 30, 2012 were 3,711 shares for both periods.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	11	0	10	1
	$14	$1	$12	$1

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities — current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	14	2	11	1
	$20	$6	$13	$1

At September 30, 2013, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the nine months ended September 30, 2013 or 2012.

The fair value of our long-term debt is based on quoted market prices (Level 1). At September 30, 2013 and December 31, 2012, the estimated fair value of our long-term debt was approximately 99.4% and 108.2%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the nine months ended September 30, 2013, we acquired six ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), an urgent care center, an independent physician association and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $142 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment and intangible assets, for several recent acquisitions; therefore, the purchase price allocations for those acquisitions are subject to adjustment once the valuations are completed.

Purchase price allocations for the acquisitions made during the nine months ended September 30, 2013 are as follows:

Current assets	$4
Property and equipment	9
Goodwill	196
Current liabilities	(13)
Long-term liabilities	(11)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(10)
Noncontrolling interests	(23)
Net assets acquired	152
Total consideration paid	142
Gain on business combination	$10

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $23 million in acquisition-related costs for prospective and closed acquisitions were expensed during the nine months ended September 30, 2013 and are included in impairment and restructuring charges, and acquisition-related costs in the Condensed Consolidated Statement of Operations.

Included in equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

NOTE 15. SEGMENT INFORMATION

Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related health care businesses. At September 30, 2013, our subsidiaries operated 49 hospitals with a total of 13,180 licensed beds, primarily serving urban and suburban communities, as well as 134 outpatient centers.

We operate revenue cycle management and patient communications services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At September 30, 2013, Conifer provided services to more than 700 Tenet and non-Tenet hospital and other clients nationwide.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30,	December 31,
	2013	2012
Assets:
Hospital Operations and other	$9,092	$8,825
Conifer	245	219
Total	$9,337	$9,044

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital expenditures:
Hospital Operations and other	$139	$105	$387	$352
Conifer	3	3	11	8
Total	$142	$108	$398	$360

Net operating revenues:
Hospital Operations and other	$2,275	$2,193	$6,840	$6,725
Conifer
Tenet	92	94	278	274
Other customers	133	28	377	63
	2,500	2,315	7,495	7,062
Intercompany eliminations	(92)	(94)	(278)	(274)
Total	$2,408	$2,221	$7,217	$6,788

Adjusted EBITDA:
Hospital Operations and other	$252	$245	$802	$793
Conifer	36	24	96	74
Total	$288	$269	$898	$867

Depreciation and amortization:
Hospital Operations and other	$114	$108	$339	$307
Conifer	5	2	15	7
Total	$119	$110	$354	$314

Adjusted EBITDA	$288	$269	$898	$867
Depreciation and amortization	(119)	(110)	(354)	(314)
Impairment and restructuring charges, and acquisition-related costs	(20)	(6)	(45)	(12)
Litigation and investigation costs	(1)	(0)	(3)	(3)
Interest expense	(91)	(103)	(292)	(303)
Loss from early extinguishment of debt	0	0	(348)	0
Investment earnings	0	1	1	2
Income (loss) from continuing operations before income taxes	$57	$51	$(143)	$237

NOTE 16. SUBSEQUENT EVENTS

On October 1, 2013, we acquired the common stock of Vanguard for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (with one more under development), 39 outpatient centers and five health plans with approximately 150,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard and repay $2.5 billion of Vanguard’s net debt. We have not yet finalized the analysis required to complete the purchase price accounting for this acquisition and the related disclosures.

Also on October 1, 2013, we entered into supplemental indentures relating to the sale of $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. The proceeds from the notes were used to finance the acquisition of Vanguard.

In addition, in accordance with the terms of the Credit Agreement, on October 15, 2013, we increased the maximum aggregate principal amount of our revolving credit facility from $800 million to $1 billion, subject to borrowing availability.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Unless otherwise indicated, all financial and statistical information included herein relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). All current and prior period amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications services and management services businesses under our Conifer Health Solutions (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Sale of Senior Notes and Senior Secured Notes—On October 1, 2013, we entered into supplemental indentures relating to the sale of $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. The proceeds from the notes were used to finance the acquisition of Vanguard Health Systems, Inc. (“Vanguard”).

Vanguard Acquisition—On October 1, 2013, we acquired the common stock of Vanguard for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (with one more under development), 39 outpatient centers and five health plans with approximately 150,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard and repay $2.5 billion of Vanguard’s net debt.

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

From time to time, we build new facilities, make strategic acquisitions, and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. As discussed above, we recently acquired Vanguard, which owned and operated 28 hospitals (with one more under development), 39 outpatient centers and five health plans with approximately 150,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We have also signed a definitive agreement to acquire Emanuel Medical Center, a 209-bed hospital located in Turlock, California. In addition, in May 2013, we created the San Ramon Joint Venture with John Muir Health, through which John Muir Health invested approximately $98 million to acquire a 49% ownership interest in our San Ramon Regional Medical Center.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the nine months ended September 30, 2013, we derived approximately 35% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications services and management services businesses by marketing these services to non-Tenet hospitals and other health care-related entities. Conifer provides services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for over 50 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in October and November 2012, Conifer acquired an information management and services company and a hospital revenue cycle management business, respectively. Conifer’s service offerings have also recently expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the health care industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, other clients for these services include health plans, self-insured employers and other entities.

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

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”); as a result, we have recognized electronic health record (“EHR”) incentives related to Medicaid ARRA HIT since 2011. These incentives partially offset the capital expenditures and operating expenses we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

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

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the precise impact of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by government payers, we anticipate, based on the current timetable for implementing the law, that we should begin to receive reimbursement for caring for previously uninsured and underinsured patients as early as 2014.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about these risks and uncertainties, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

RESULTS OF OPERATIONS—OVERVIEW

Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended September 30, 2013 and 2012 for all of our continuing operations hospitals.

	Three Months Ended September 30,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)
Total admissions	121,569	124,869	(2.6)%
Adjusted patient admissions(1)	196,761	197,699	(0.5)%
Paying admissions (excludes charity and uninsured)	112,760	115,607	(2.5)%
Charity and uninsured admissions	8,809	9,262	(4.9)%
Admissions through emergency department	75,512	76,617	(1.4)%
Paying admissions as a percentage of total admissions	92.8%	92.6%	0.2	%(2)
Charity and uninsured admissions as a percentage of total admissions	7.2%	7.4%	(0.2	)%(2)
Emergency department admissions as a percentage of total admissions	62.1%	61.4%	0.7	%(2)
Surgeries — inpatient	34,971	35,161	(0.5)%
Surgeries — outpatient	76,084	59,099	28.7%
Total surgeries	111,055	94,260	17.8%
Patient days — total	569,833	580,594	(1.9)%
Adjusted patient days(1)	912,483	911,115	0.2%
Average length of stay (days)	4.69	4.65	0.9%

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the amounts shown for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total admissions decreased by 3,300, or 2.6%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Total surgeries increased by 17.8% in the three months ended September 30, 2013 compared to the same period in 2012, comprised of a 28.7% increase in outpatient surgeries partially offset by a 0.5% decrease in inpatient surgeries. Our emergency department admissions decreased 1.4% in the three months ended September 30, 2013 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the decrease in our total admissions. Charity and uninsured admissions decreased 4.9% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, while paying admissions decreased 2.5%.

	Three Months Ended September 30,
Outpatient Visits	2013	2012	Increase (Decrease)
Total visits	1,071,421	1,035,236	3.5%
Paying visits (excludes charity and uninsured)	956,871	922,700	3.7%
Charity visits and uninsured visits	114,550	112,536	1.8%
Emergency department visits	400,345	384,772	4.0%
Surgery visits	76,084	59,099	28.7%
Paying visits as a percentage of total visits	89.3%	89.1%	0.2	%(1)
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.9%	(0.2	)%(1)

(1)         The change is the difference between the amounts shown for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total outpatient visits increased 36,185, or 3.5%, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. All four of our regions and our Philadelphia market reported increased outpatient visits in the three months ended September 30, 2013, with the strongest growth occurring in our Central and Florida regions. Approximately 46% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 28.7% in the three months ended September 30, 2013 compared to the same period in 2012. Charity and uninsured outpatient visits increased by 1.8% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

	Three Months Ended September 30,
Revenues	2013	2012	Increase (Decrease)
Net operating revenues	$2,408	$2,221	8.4%
Revenues from the uninsured	$167	$164	1.8%
Net inpatient revenues(1)	$1,502	$1,501	0.1%
Net outpatient revenues(1)	$845	$789	7.1%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $68 million and $70 million for the three months ended September 30, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $99 million and $94 million for the three months ended September 30, 2013 and 2012, respectively.

Net operating revenues increased by $187 million, or 8.4%, in the three months ended September 30, 2013 compared to the same period in 2012, primarily due to Conifer’s two business acquisitions in the three months ended December 31, 2012, an increase in outpatient volumes and improved managed care pricing, partially offset by a decrease in inpatient volumes. Net operating revenues in the three months ended September 30, 2013 included $72 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $56 million in the same period in 2012, which amounts included net revenues related to the California provider fee program of $19 million and $13 million, respectively. Net patient revenues increased by 2.5% in the three months ended September 30, 2013 compared to the same period in 2012.

	Three Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,355	$12,021	2.8%
Net inpatient revenue per patient day	$2,636	$2,585	2.0%
Net outpatient revenue per visit	$789	$762	3.5%
Net patient revenue per adjusted patient admission(1)	$11,928	$11,583	3.0%
Net patient revenue per adjusted patient day(1)	$2,572	$2,513	2.3%

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and per patient day increased 2.8% and 2.0%, respectively, in the three months ended September 30, 2013 compared to the same period in 2012. These increases reflect improved terms in our contracts with commercial managed care payers, as well as the increase in DSH and other state-funded subsidy revenues, partially offset by an adverse shift in payer mix. The 3.5% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

	Three Months Ended September 30,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)
Provision for doubtful accounts	$210	$206	1.9%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.0%	8.5%	(0.5	)%(1)
Collection rate on self-pay accounts(2)	28.8%	28.8%	—	%(1)
Collection rate on commercial managed care accounts	98.3%	97.7%	0.6	%(1)

(1)         The change is the difference between the amounts shown for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $4 million, or 1.9%, in the three months ended September 30, 2013 compared to the same period in 2012. The increase in the absolute amount of provision for doubtful accounts primarily related to an increase in uninsured patient revenues and higher patient co-payments and deductibles in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.8% at both September 30, 2013 and 2012.

	Three Months Ended September 30,
Selected Operating Expenses	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,032	$982	5.1%
Supplies	387	376	2.9%
Other operating expenses	526	506	4.0%
Total	$1,945	$1,864	4.3%
Conifer
Salaries, wages and benefits	$140	$68	105.9%
Other operating expenses	49	33	48.5%
Total	$189	$101	87.1%
Total
Salaries, wages and benefits	$1,172	$1,050	11.6%
Supplies	387	376	2.9%
Other operating expenses	575	539	6.7%
Total	$2,134	$1,965	8.6%
Rent/lease expense(1)
Hospital Operations and other	$41	$36	13.9%
Conifer	3	3	—%
Total	$44	$39	12.8%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,130	$1,078	4.8%
Supplies per adjusted patient day	424	413	2.7%
Other operating expenses per adjusted patient day	565	555	1.8%
Total per adjusted patient day	$2,119	$2,046	3.6%
Salaries, wages and benefits per adjusted patient admission	$5,240	$4,967	5.5%
Supplies per adjusted patient admission	1,967	1,902	3.4%
Other operating expenses per adjusted patient admission	2,622	2,559	2.5%
Total per adjusted patient admission	$9,829	$9,428	4.3%

(1)         Included in other operating expenses.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to an independent physician association we acquired during the three months ended September 30, 2013.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 3.6% and 4.3% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Salaries, wages and benefits per adjusted patient admission increased by approximately 5.5% in the three months ended September 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs and increased contract labor in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by a decrease in incentive compensation expense.

Supplies expense per adjusted patient admission increased by 3.4% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in supplies expense was primarily attributable to volume growth in our supply-intensive service lines.

Other operating expenses per adjusted patient admission increased by 2.5% in the three months ended September 30, 2013 compared to the same period in 2012. This change is primarily due to increased medical fees related to employed physicians and increased rent and lease expenses, partially offset by a decrease in consulting costs and lower systems implementation costs primarily related to our HIT system implementation program. Malpractice expense in the 2013 period included a favorable adjustment of approximately $2 million due to a six basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $1 million as a result of a seven basis point decrease in the interest rate in the 2012 period.

Salaries, wages and benefits expense for Conifer increased by $72 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI business and Conifer’s two acquisitions in the three months ended December 31, 2012.

Other operating expenses for Conifer increased by $16 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to additional operating expenses related to the new CHI business and Conifer’s two acquisitions in the three months ended December 31, 2012.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and nine months ended September 30, 2013 and 2012 of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(20)	$(6)	$(45)	$(12)
Litigation and investigation costs	(1)	—	(3)	(3)
Loss from early extinguishment of debt	—	—	(348)	—
Pre-tax impact	$(21)	$(6)	$(396)	$(15)
Other tax adjustments	$—	$—	$(6)	$—
Total after-tax impact	$(13)	$(5)	$(255)	$(10)
Diluted per-share impact of above items	$(0.13)	$(0.05)	$(2.45)	$(0.09)
Diluted earnings (loss) per share, including above items	$0.32	$0.28	$(1.03)	$1.21

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $82 million at September 30, 2013, a decrease of $8 million from $90 million at June 30, 2013.

Significant cash flow items in the three months ended September 30, 2013 included:

•                  $206 million of cash provided by operations;

•                  Capital expenditures of $142 million;

•                  $126 million of payments to acquire an independent physician association and various outpatient and physician practice businesses;

•                  Interest payments of $69 million;

•                  $108 million of payments to repurchase our common stock; and

•                  $177 million net borrowings under our revolving credit facility.

Net cash provided by operating activities was $334 million in the nine months ended September 30, 2013 compared $337 million in the nine months ended September 30, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  The unfavorable impact of increased DSH receivables of $45 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $14 million less cash used in operating activities from discontinued operations; and

•                  A decrease of $20 million in payments on reserves for restructuring charges and litigation costs.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2013	2012	Increase (Decrease)(1)	2013	2012	Increase (Decrease)(1)
Medicare	21.3%	22.1%	(0.8)%	21.8%	23.8%	(2.0)%
Medicaid	8.8%	7.7%	1.1%	8.9%	8.4%	0.5%
Managed care	58.8%	58.9%	(0.1)%	58.2%	57.2%	1.0%
Indemnity, self-pay and other	11.1%	11.3%	(0.2)%	11.1%	10.6%	0.5%

(1)            The increase (decrease) is the difference between the 2013 and 2012 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2013	2012	Increase (Decrease)(1)	2013	2012	Increase (Decrease)(1)
Medicare	27.1%	27.7%	(0.6)%	28.2%	28.9%	(0.7)%
Medicaid	12.6%	12.5%	0.1%	12.1%	12.1%	—%
Managed care	49.6%	49.1%	0.5%	49.3%	48.7%	0.6%
Indemnity, self-pay and other	10.7%	10.7%	—%	10.4%	10.3%	0.1%

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

The Affordable Care Act was enacted to change how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or an insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the Affordable Care Act requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to their employees working 30 or more hours per week. On July 2, 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. The current Medicaid program offers federal funding to states to assist pregnant women, children, needy families, the blind, the elderly and the disabled in obtaining medical care. The expansion of the Medicaid program (substantially all of which will be funded by the federal government) in each state will require state legislative action and the approval by CMS of a state Medicaid plan amendment. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs. We anticipate that health care providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the Affordable Care Act also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital payments beginning in federal fiscal year (“FFY”) 2014 as the number of uninsured individuals declines. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the one-year delay in the employer mandate will have a discernible effect on insurance coverage. We are unable to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage.

The Medicare and Medicaid programs are also subject to statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government health care funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government health care program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2013 and 2012 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2013	2012	2013	2012
Medicare severity-adjusted diagnosis-related group — operating	$252	$260	$807	$833
Medicare severity-adjusted diagnosis-related group — capital	22	23	70	74
Outliers	12	11	37	38
Outpatient	138	129	408	391
Disproportionate share	51	52	157	161
Direct Graduate and Indirect Medical Education(1)	24	24	76	73
Other(2)	6	13	19	42
Adjustments for prior-year cost reports and related valuation allowances	18	12	34	106
Total Medicare net patient revenues	$523	$524	$1,608	$1,718

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated payments under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 8.9% and 8.4% of net patient revenues of our continuing general hospitals for the nine months ended September 30, 2013 and 2012, respectively. We also receive DSH payments under various state Medicaid programs. For the nine months ended September 30, 2013 and 2012, our revenues attributable to DSH and other state-funded subsidy payments were approximately $257 million and $210 million, respectively, which amounts included net revenues related to the California provider fee program described below of $97 million and $60 million, respectively.

Several states in which we operate continue to face budgetary challenges due to the economic downturn and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. In addition, some states are implementing delays in issuing Medicaid payments to providers. As an alternative means of funding provider payments, most of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Increased Medicaid enrollment due to the economic downturn, budget gaps and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

In May 2013, CMS approved the managed care portion of the California provider fee program, which covers the 30-month period from July 1, 2011 through December 31, 2013. As a result, during the nine months ended September 30, 2013, we recorded net revenues of $61 million related to the managed care portion of the program for the 27-month period from July 1, 2011 through September 30, 2013. On October 8, 2013, the Governor of California signed the California Hospital Quality Assurance Fee (“HQAF”) renewal bill into law, extending California’s provider fee program for three years (with a framework to renew the program for at least three additional years beyond 2016) and reversing Medi-Cal cuts for some hospital skilled-nursing facilities, among other things. Based on the most recent estimates from the California Hospital Association, the extension of the HQAF program authorized by the legislation will result in additional revenues for our hospitals, net of provider fees and other expenses, of approximately $475 million over the three-year period ending December 31, 2016.

During the nine months ended September 30, 2013, Pennsylvania’s hospital fee program was renewed for three years, effective July 1, 2013, at reimbursement levels consistent with those under the original program.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2013 and 2012 are set forth in the table below:

	Nine Months Ended September 30,
	2013		2012
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$188	$123	$152	$111
Florida	136	47	133	46
Texas	84	93	40	89
Georgia	60	25	69	29
Pennsylvania	55	148	58	151
Missouri	49	5	49	4
North Carolina	25	3	31	—
South Carolina	18	19	25	18
Alabama	10	—	23	—
Tennessee	5	21	7	20
	$630	$484	$587	$468

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

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 1.0% increase in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final IPPS Rule as applied to our IPPS payments for the12 months ended September 30, 2013, the estimated annual impact for all changes in the Final IPPS Rule on the hospitals we owned on that date is an increase in our Medicare inpatient revenues of approximately $15 million. Because of the uncertainty associated with the other factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay, case mix and the redistributive effects of the DSH reductions, we cannot provide any assurances regarding our estimate.

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

At September 30, 2013, 11 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Notice will yield an average 2.3% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.5% increase in payments for psychiatric units of acute care hospitals located in urban areas for FFY 2014. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the 12 months ended September 30, 2013, the annual impact of all payment and policy changes in the IPF-PPS Notice on the IPF-PPS psychiatric units we operated on that date may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

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

At September 30, 2013, nine of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.3%. This estimated increase includes an average 2.8% increase for rehabilitation units in hospitals located in urban areas for FFY 2014. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2013, the annual impact of the payment and policy changes in the IRF-PPS Final Rule on the inpatient rehabilitation units we operated on that date may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS rule will yield an average 1.8% increase in payments for all hospitals and an average 2.3% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS Rule on the hospitals we owned on September 30, 2013 is an $8 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals, and other factors that may influence our future OPPS payments by individual hospital, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

On July 8, 2013, CMS released the proposed update to the Medicare Physician Fee Schedule (“MPFS”). The MPFS is the schedule of rates Medicare pays for physician and other professional services and is updated annually. The MPFS update is determined by the “sustainable growth rate” (“SGR”) formula in accordance with the Balanced Budget Act of 1997. CMS estimates that the calendar year 2014 update to the MPFS will result in a reduction of payments of approximately 24.4%. For the past 10 years, negative adjustments to the MPFS resulting from the SGR formula have been overridden by Congress. Because of budget neutrality requirements, these overrides have been funded in part with reductions to hospital and other provider payments. If legislation is not enacted to override the update, the projected impact on the facilities we owned on September 30, 2013 is a decrease in Medicare revenues of approximately $21 million. Although the historical pattern suggests that Congress will override the SGR formula reduction for 2014, we cannot provide any assurances in that regard or with respect to our estimate of the impact on our facilities if overriding legislation is not enacted. In addition, we cannot predict the level or type of payment reductions affecting our hospitals that might be used to offset a temporary override or permanent replacement of the SGR formula.

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

The Continuing Appropriations Act, 2014

On October 17, 2013, the President signed the Continuing Appropriations Act, 2014 into law, which provides FFY 2014 appropriations for projects and activities of the federal government at sequestration levels through January 15, 2014 and extends the U.S. debt limit through February 7, 2014. The law also includes three provisions intended to strengthen eligibility verification of those who apply for insurance subsidies under the Affordable Care Act. We cannot predict what further actions Congress or the President may take with respect to appropriations or the debt limit, or the effect, if any, of such actions on our net revenues or cash flows.

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2013 and 2012 was $4.1 billion and $4.0 billion, respectively. Approximately 63% of our managed care net patient revenues for the nine months ended September 30, 2013 was derived from our top ten managed care payers. National payers generate approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2013 and December 31, 2012, approximately 51% and 52%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of September 30, 2013, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $9 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the nine months ended September 30, 2013, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 84% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both September 30, 2013 and December 31, 2012, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2013 and 2012 were approximately $116 million and $106 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $342 million and $322 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH and other state-funded subsidy payments for the three months ended September 30, 2013 and 2012 were approximately $72 million and $56 million, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $257 million and $210 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients were $32 million and $40 million, respectively, for the three months ended September 30, 2013 and 2012, and for the nine months ended September 30, 2013 and 2012 were $95 million and $102 million, respectively. Our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected hospital operations and other segment operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either health insurance exchange or government health care insurance program coverage. However, because of the many variables involved, we are unable to predict with certainty the net impact on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the Affordable Care Act and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care insurance program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues:
General hospitals	$2,361	$2,298	$7,135	$7,047
Other operations	257	129	706	326
Net operating revenues before provision for doubtful accounts	2,618	2,427	7,841	7,373
Less provision for doubtful accounts	210	206	624	585
Net operating revenues	2,408	2,221	7,217	6,788
Operating expenses:
Salaries, wages and benefits	1,172	1,050	3,499	3,166
Supplies	387	376	1,158	1,164
Other operating expenses, net	575	539	1,710	1,604
Electronic health record incentives	(14)	(13)	(48)	(13)
Depreciation and amortization	119	110	354	314
Impairment and restructuring charges, and acquisition-related costs	20	6	45	12
Litigation and investigation costs	1	—	3	3
Operating income	$148	$153	$496	$538

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.7%	47.3%	48.5%	46.7%
Supplies	16.1%	16.9%	16.0%	17.1%
Other operating expenses, net	24.0%	24.2%	23.8%	23.7%
Electronic health record incentives	(0.6)%	(0.6)%	(0.7)%	(0.2)%
Depreciation and amortization	4.9%	5.0%	4.9%	4.6%
Impairment and restructuring charges, and acquisition-related costs	0.8%	0.3%	0.6%	0.2%
Litigation and investigation costs	—%	—%	—%	—%
Operating income	6.1%	6.9%	6.9%	7.9%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital and (3) services provided by our Conifer subsidiary. Revenues from our general hospitals represented approximately 90% and 95% of our total net operating revenues before provision for doubtful accounts for the three months ended September 30, 2013 and 2012, respectively, and approximately 91% and 96% for the nine months ended September 30, 2013 and 2012, respectively.

Net operating revenues from our other operations were $257 million and $129 million in the three months ended September 30, 2013 and 2012, respectively, and $706 million and $326 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in net operating revenues from other operations during 2013 primarily relates to our additional owned physician practices and revenue cycle services provided by our Conifer subsidiary. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $1 million and $3 million for the three months ended September 30, 2013 and 2012, respectively, and $13 million and $6 million in the nine months ended September 30, 2013 and 2012, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

The tables below show certain selected historical operating statistics of our continuing hospitals:

	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Total admissions	121,569	124,869	(2.6)%		368,220	381,195	(3.4)%
Adjusted patient admissions(1)	196,761	197,699	(0.5)%		589,866	597,329	(1.2)%
Paying admissions (excludes charity and uninsured)	112,760	115,607	(2.5)%		341,977	354,154	(3.4)%
Charity and uninsured admissions	8,809	9,262	(4.9)%		26,243	27,050	(3.0)%
Admissions through emergency department	75,512	76,617	(1.4)%		231,328	235,437	(1.7)%
Paying admissions as a percentage of total admissions	92.8%	92.6%	0.2	%(2)	92.9%	92.9%	—	%(2)
Charity and uninsured admissions as a percentage of total admissions	7.2%	7.4%	(0.2	)%(2)	7.1%	7.1%	—	%(2)
Emergency department admissions as a percentage of total admissions	62.1%	61.4%	0.7	%(2)	62.8%	61.8%	1.0	%(2)
Surgeries — inpatient	34,971	35,161	(0.5)%		102,515	106,777	(4.0)%
Surgeries — outpatient	76,084	59,099	28.7%		218,622	176,133	24.1%
Total surgeries	111,055	94,260	17.8%		321,137	282,910	13.5%
Patient days — total	569,833	580,594	(1.9)%		1,740,508	1,788,490	(2.7)%
Adjusted patient days(1)	912,483	911,115	0.2%		2,762,043	2,777,987	(0.6)%
Average length of stay (days)	4.69	4.65	0.9%		4.73	4.69	0.9%
Number of acute care hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,180	13,216	(0.3)%		13,180	13,216	(0.3)%
Average licensed beds	13,180	13,216	(0.3)%		13,180	13,177	—%
Utilization of licensed beds(3)	47.0%	47.8%	(0.8	)%(2)	48.4%	49.5%	(1.1	)%(2)

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the 2013 and 2012 amounts shown.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Total visits	1,071,421	1,035,236	3.5%		3,198,922	3,113,615	2.7%
Paying visits (excludes charity and uninsured)	956,871	922,700	3.7%		2,859,799	2,786,744	2.6%
Charity visits and uninsured visits	114,550	112,536	1.8%		339,123	326,871	3.7%
Emergency department visits	400,345	384,772	4.0%		1,202,125	1,155,391	4.0%
Surgery visits	76,084	59,099	28.7%		218,622	176,133	24.1%
Paying visits as a percentage of total visits	89.3%	89.1%	0.2	%(1)	89.4%	89.5%	(0.1	)%(1)
Charity visits and uninsured visits as a percentage of total visits	10.7%	10.9%	(0.2	)%(1)	10.6%	10.5%	0.1	%(1)

(1)         The change is the difference between the 2013 and 2012 amounts shown.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Net operating revenues	$2,408	$2,221	8.4%	$7,217	$6,788	6.3%
Revenues from the uninsured	$167	$164	1.8%	$502	$471	6.6%
Net inpatient revenues(1)	$1,502	$1,501	0.1%	$4,580	$4,656	(1.6)%
Net outpatient revenues(1)	$845	$789	7.1%	$2,502	$2,346	6.6%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $68 million and $70 million for the three months ended September 30, 2013 and 2012, respectively, and $207 million and $198 million for the nine months ended September 30, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $99 million and $94 million for the three months ended September 30, 2013 and 2012, respectively, and $295 million and $273 million for the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,355	$12,021	2.8%	$12,438	$12,214	1.8%
Net inpatient revenue per patient day	$2,636	$2,585	2.0%	$2,631	$2,603	1.1%
Net outpatient revenue per visit	$789	$762	3.5%	$782	$753	3.9%
Net patient revenue per adjusted patient admission(1)	$11,928	$11,583	3.0%	$12,006	$11,722	2.4%
Net patient revenue per adjusted patient day(1)	$2,572	$2,513	2.3%	$2,564	$2,521	1.7%

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)		2013	2012	Increase (Decrease)
Provision for doubtful accounts	$210	$206	1.9%		$624	$585	6.7%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.0%	8.5%	(0.5	)%(1)	8.0%	7.9%	0.1	%(1)
Collection rate on self-pay accounts(2)	28.8%	28.8%	—	%(1)	28.8%	28.8%	—	%(1)
Collection rate on commercial managed care accounts	98.3%	97.7%	0.6	% (1)	98.3%	97.7%	0.6	%(1)

(1)         The change is the difference between the 2013 and 2012 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,032	$982	5.1%	$3,092	$2,973	4.0%
Supplies	387	376	2.9%	1,158	1,164	(0.5)%
Other operating expenses	526	506	4.0%	1,558	1,534	1.6%
Total	$1,945	$1,864	4.3%	$5,808	$5,671	2.4%
Conifer
Salaries, wages and benefits	$140	$68	105.9%	$407	$193	110.9%
Other operating expenses	49	33	48.5%	152	70	117.1%
Total	$189	$101	87.1%	$559	$263	112.5%
Total
Salaries, wages and benefits	$1,172	$1,050	11.6%	$3,499	$3,166	10.5%
Supplies	387	376	2.9%	1,158	1,164	(0.5)%
Other operating expenses	575	539	6.7%	1,710	1,604	6.6%
Total	$2,134	$1,965	8.6%	$6,367	$5,934	7.3%
Rent/lease expense(1)
Hospital Operations and other	$41	$36	13.9%	$118	$105	12.4%
Conifer	3	3	—%	10	9	11.1%
Total	$44	$39	12.8%	$128	$114	12.3%

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,130	$1,078	4.8%	$1,119	$1,070	4.6%
Supplies per adjusted patient day	424	413	2.7%	419	419	—%
Other operating expenses per adjusted patient day	565	555	1.8%	561	552	1.6%
Total per adjusted patient day	$2,119	$2,046	3.6%	$2,099	$2,041	2.8%
Salaries, wages and benefits per adjusted patient admission	$5,240	$4,967	5.5%	$5,240	$4,977	5.3%
Supplies per adjusted patient admission	1,967	1,902	3.4%	1,963	1,949	0.7%
Other operating expenses per adjusted patient admission	2,622	2,559	2.5%	2,625	2,568	2.2%
Total per adjusted patient admission	$9,829	$9,428	4.3%	$9,828	$9,494	3.5%

(1)         Included in other operating expenses.

(2)         Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to an independent physician association we acquired during the three months ended September 30, 2013.

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

During the three months ended September 30, 2013, net operating revenues before provision for doubtful accounts increased 7.9% compared to the three months ended September 30, 2012, primarily due to an increase in outpatient volumes, an increase in other operations revenues and improved terms of our managed care contracts, partially offset by a decrease in inpatient volumes.

Net outpatient revenues and total outpatient visits increased 7.1% and 3.5%, respectively, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Approximately 46% of the growth in outpatient visits was organic. Net outpatient revenue per visit increased 3.5%, primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $225 million and $122 million for the three months ended September 30, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to the 10-year CHI agreement entered into in May 2012, expanded service offerings and two acquisitions in the three months ended December 31, 2012.

Our net inpatient revenues for the three months ended September 30, 2013 increased by 0.1% compared to the three months ended September 30, 2012. Several factors impacted our net inpatient revenues in the 2013 period compared to the 2012 period, including:

•                  An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions;

•                  A decrease in patient days and total admissions;

•                  Medicaid DSH and other state-funded subsidy revenues of $72 million compared to $56 million in the three months ended September 30, 2012, which amounts included net revenues related to the California provider fee program of $19 million and $13 million, respectively; and

•                  Improved managed care pricing as a result of renegotiated contracts.

Patient days decreased by 1.9%, while total admissions decreased by 2.6%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) an increase in patients with high-deductible health insurance plans; and (4)  industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.0% for the three months ended September 30, 2013 compared to 8.5% for the three months ended September 30, 2012. The 1.9% increase in the absolute amount of provision for doubtful accounts in the 2013 period compared to the 2012 period was primarily due to a 1.8% increase in uninsured patient revenues, as well as higher patient co-payments and deductibles. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$195	$—	$195	$172	$—	$172
Medicaid	127	—	127	116	—	116
Net cost report settlements payable and valuation allowances	(11)	—	(11)	(24)	—	(24)
Managed care	770	67	703	769	72	697
Self-pay uninsured	224	199	25	204	178	26
Self-pay balance after insurance	153	87	66	143	78	65
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	—	91	88	—	88
Other payers	266	86	180	264	68	196
Total continuing operations	1,815	439	1,376	1,732	396	1,336
Total discontinued operations	5	1	4	14	5	9
	$1,820	$440	$1,380	$1,746	$401	$1,345

We provide revenue cycle management and patient communications services, among others, through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-payment and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology, and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-payments and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At September 30, 2013, our collection rate on self-pay accounts was approximately 28.8%. Our recent self-pay collection rates were as follows: 27.9% at March 31, 2012; 28.5% at June 30, 2012; 28.8% at September 30, 2012; 28.9% at December 31, 2012; 28.8% at March 31, 2013; and 28.7% at June 30, 2013. These self-pay collection rates include payments made by patients, including co-payments and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-payments and deductibles owed to us by patients with insurance at September 30, 2013, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.3% at September 30, 2013 and 98.0% at December 31, 2012.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.387 billion and $1.360 billion at September 30, 2013 and December 31, 2012, respectively, excluding cost report settlements payable and valuation allowances of $11 million and $24 million at September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	82%	61%	76%	28%	65%
61-120 days	4%	17%	11%	16%	12%
121-180 days	2%	9%	4%	9%	5%
Over 180 days	12%	13%	9%	47%	18%
Total	100%	100%	100%	100%	100%

	December 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 52.6 days at September 30, 2013 and 52.7 days at December 31, 2012, respectively, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2013, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.3 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 90% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2013 and December 31, 2012 by aging category:

	September 30,	December 31,
	2013	2012
0-60 days	$113	$99
61-120 days	27	22
121-180 days	12	5
Over 180 days	13	16
Total	$165	$142

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 1.4% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 5.5% in the three months ended September 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs and increased contract labor in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by a decrease in incentive compensation expense. Salaries, wages and benefits expense for both the three months ended September 30, 2013 and 2012 included stock-based compensation expense of $7 million.

Salaries, wages and benefits expense for Conifer increased by $72 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI business and Conifer’s two acquisitions in the three months ended December 31, 2012.

As of September 30, 2013, approximately 28% of our employees were represented by various labor unions. These employees, primarily registered nurses and service and maintenance workers, are located at 28 of our hospitals, the majority of which are in California, Florida and Texas. We currently have no expired contracts; however, we are in the process of negotiating initial contracts at three of our hospitals where employees have chosen union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a small possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues.

Supplies

Supplies expense as a percentage of net operating revenues decreased 0.8% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Supplies expense per adjusted patient admission for our hospital operations and other segment increased by 3.4% in the three months ended September 30, 2013 compared to the same period in 2012. The increase in supplies expense was primarily attributable to volume growth in our supply-intensive service lines.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.0% in the three months ended September 30, 2013 compared to 24.2% in the three months ended September 30, 2012. Other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 2.5% in the three months ended September 30, 2013 compared to the same period in 2012. The 6.7% increase in total other operating expenses in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily due to:

•                    increased costs of contracted services ($19 million) primarily relating to Conifer’s new clients and business acquisitions;

•                    increased medical fees related to employed physicians ($15 million); and

•                    increased rent and lease expenses ($5 million).

These increases were partially offset by a decrease in consulting costs ($5 million) and lower systems implementation costs primarily related to our HIT system implementation program ($3 million).

Malpractice expense in the three months ended September 30, 2013 included a favorable adjustment of approximately $2 million due to a six basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $1 million due to a seven basis point decrease in the interest rate in the 2012 period.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2013, we recorded impairment and restructuring charges, and acquisition-related costs of $20 million, consisting of $4 million of employee severance costs, $3 million of restructuring costs and $13 million of acquisition-related costs.

During the three months ended September 30, 2012, we recorded impairment and restructuring charges, and acquisition-related costs of $6 million, consisting of $2 million of employee severance costs and $4 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2013 and 2012 were $1 million and less than $1 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $91 million compared to $103 million for the three months ended September 30, 2012, primarily due to a lower average interest rate on our outstanding debt, partially offset by increased borrowings.

Income Tax (Benefit) Expense

During the three months ended September 30, 2013, we recorded an income tax expense of $16 million compared to $18 million during the three months ended September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

During the nine months ended September 30, 2013, net operating revenues before provision for doubtful accounts increased 6.3% compared to the nine months ended September 30, 2012, primarily due to an increase in outpatient volumes, an increase in other operations revenues and improved terms of our managed care contracts, partially offset by a decrease in inpatient volumes and an $81 million favorable adjustment in the 2012 period from the industry-wide settlement (the “Medicare Budget Neutrality settlement”) that corrected Medicare payments made to providers for inpatient hospital services for a number of prior periods, as further described in our Annual Report.

Net outpatient revenues and total outpatient visits increased 6.6% and 2.7%, respectively, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The growth in our outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient acquisition program. Net outpatient revenue per visit increased 3.9% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $655 million and $337 million for the nine months ended September 30, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to the 10-year CHI agreement entered into in May 2012, expanded service offerings and two acquisitions in the three months ended December 31, 2012.

Our net inpatient revenues for the nine months ended September 30, 2013 decreased by 1.6% compared to the nine months ended September 30, 2012, primarily due to the impact of the $81 million favorable Medicare Budget Neutrality settlement recorded in 2012. Excluding this settlement, net inpatient revenues would have increased by 0.1% in the nine months ended September 30, 2013 compared to the prior-year period. Several other factors impacted our net inpatient revenues in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, including:

•                  Medicaid DSH and other state-funded subsidy revenues of $257 million compared to $210 million in the nine months ended September 30, 2012, which amounts included net revenues related to the California provider fee program of $97 million and $60 million, respectively;

•                  Improved managed care pricing as a result of renegotiated contracts;

•                  An unfavorable shift in our total payer mix, including a decline in commercial managed care admissions as a percentage of total admissions; and

•                  A 3.4% decrease in total admissions.

Patient days decreased by 2.7% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) an increase in patients with high-deductible health insurance plans; and (4)  industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.0% for the nine months ended September 30, 2013 compared to 7.9% for the nine months ended September 30, 2012. The 6.7% increase in the absolute amount of provision for doubtful accounts in the 2013 period compared to the 2012 period was primarily due to a 6.6% increase uninsured patient revenues, as well as higher patient co-payments and deductibles.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 1.8% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 5.3% in the nine months ended September 30, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs, increased contract labor and increased employee-related costs associated with our HIT system implementation program in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by decreases in overtime and incentive compensation expenses. Salaries, wages and benefits expense for the nine months ended September 30, 2013 and 2012 included stock-based compensation expense of $27 million and $24 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $214 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI business and Conifer’s two acquisitions in the three months ended December 31, 2012.

Supplies

Supplies expense as a percentage of net operating revenues decreased 1.1% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Supplies expense per adjusted patient admission for our hospital operations and other segment increased by 0.7% in the nine months ended September 30, 2013 compared to the same period in 2012. Supplies expense was favorably impacted by lower implant costs, orthopedic supply costs and cardiology supply costs due to renegotiated prices, partially offset by increased surgical supply costs caused by higher surgical volumes.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 23.8% in the nine months ended September 30, 2013 compared to 23.7% in the nine months ended September 30, 2012. Other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 2.2% in the nine months ended September 30, 2013 compared to the same period in 2012. The 6.6% increase in total other operating expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to:

•                    increased costs of contracted services ($74 million) primarily related to Conifer’s new clients and business acquisitions;

•                    increased medical fees related to employed physicians ($25 million);

•                    increased rent and lease expenses ($14 million); and

•                    increased systems implementation costs primarily related to our HIT system implementation program ($4 million).

These increases were partially offset by lower consulting and legal expenses ($18 million) in part due to the aforementioned Medicare Budget Neutrality settlement in 2012 and a $5 million gain on the sale of land in the 2013 period.

Malpractice expense in the nine months ended September 30, 2013 included a favorable adjustment of approximately $8 million due to a 84 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $4 million due to a 31 basis point decrease in the interest rate in the 2012 period.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the nine months ended September 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $45 million, consisting of $2 million of impairment of property, $10 million of restructuring costs, $9 million of employee severance costs, $1 million of lease termination costs, and $23 million in acquisition-related costs.

During the nine months ended September 30, 2012, we recorded impairment and restructuring charges and acquisition-related costs of $12 million, consisting of $3 million relating to the impairment of obsolete assets, $4 million of employee severance costs, and $5 million of other related costs.

Litigation and Investigation Costs

Litigation and investigation costs for both the nine months ended September 30, 2013 and 2012 were $3 million, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $292 million compared to $303 million for the nine months ended September 30, 2012, primarily due to a lower average interest rate on our outstanding debt, partially offset by increased borrowings.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the nine months ended September 30, 2013, we recorded an income tax benefit of $57 million, primarily related to the loss from early extinguishment of debt, compared to an expense of $90 million during the nine months ended September 30, 2012.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$28	$40	$(110)	$92
Less: Net income (loss) attributable to noncontrolling interests	(8)	9	(20)	24
Preferred stock dividends	—	(1)	—	(11)
Loss from discontinued operations, net of tax	(5)	(1)	(4)	(68)
Income (loss) from continuing operations	41	33	(86)	147
Income tax (expense) benefit	(16)	(18)	57	(90)
Investment earnings	—	1	1	2
Loss from early extinguishment of debt	—	—	(348)	—
Interest expense	(91)	(103)	(292)	(303)
Operating income	148	153	496	538
Litigation and investigation costs	(1)	—	(3)	(3)
Impairment and restructuring charges, and acquisition-related costs	(20)	(6)	(45)	(12)
Depreciation and amortization	(119)	(110)	(354)	(314)
Adjusted EBITDA	$288	$269	$898	$867

Net operating revenues	$2,408	$2,221	$7,217	$6,788

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.0%	12.1%	12.4%	12.8%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts as disclosed in our Annual Report, except for the long-term debt transactions discussed below.

On October 1, 2013, we entered into supplemental indentures relating to the sale of $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020.  Interest payments for the life of these notes will be approximately $2.7 billion. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard, which closed on October 1, 2013. As part of the acquisition, we assumed Vanguard’s cash obligations, including a capital expenditure commitment at Detroit Medical Center and remaining construction costs for a new hospital campus in New Braunfels, Texas and significant expansion at two hospitals, for a total of approximately $600 million. Following our acquisition of Vanguard, in accordance with the terms of our Credit Agreement, on October 15, 2013, we increased the maximum aggregate principal amount of our revolving credit facility from $800 million to $1 billion, subject to borrowing availability.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At September 30, 2013, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $398 million and $360 million in the nine months ended September 30, 2013 and 2012, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2013 will total approximately $550 million to $600 million, including $98 million that was accrued as a liability at December 31, 2012. Our budgeted 2013 capital expenditures include approximately $24 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $41 million more on such improvements over the next three years.

During the nine months ended September 30, 2013, we acquired six ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), an urgent care center, an independent physician association and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $142 million.

Interest payments, net of capitalized interest, were $295 million and $288 million in the nine months ended September 30, 2013 and 2012, respectively.

Income tax payments, net of refunds, were approximately $5 million and $9 million in the nine months ended September 30, 2013 and 2012, respectively.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2013 was primarily derived from cash on hand and borrowings under our revolving credit facility. We had approximately $82 million of cash and cash equivalents on hand at September 30, 2013 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $415 million based on our borrowing base calculation as of September 30, 2013.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $334 million in the nine months ended September 30, 2013 compared $337 million in the nine months ended September 30, 2012. Key positive and negative factors contributing to the change between the 2013 and 2012 periods include the following:

•                  The unfavorable impact of increased DSH receivables of $45 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $14 million less cash used in operating activities from discontinued operations; and

•                  A decrease of $20 million in payments on reserves for restructuring charges and litigation costs.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $398 million and $360 million in the nine months ended September 30, 2013 and 2012, respectively.

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. Shares will be repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $100 million to repurchase a total of 3,406,324 shares during the period from the commencement of the program through December 31, 2012, and we paid approximately $300 million to repurchase a total of 7,049,849 shares during the period from January 1, 2013 to September 30, 2013.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility, as amended November 29, 2011 (the “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $800 million (which can be increased, subject to certain conditions, to $1 billion), with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at September 30, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were $210 million of cash borrowings outstanding under the revolving credit facility at September 30, 2013, and we had approximately $152 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $415 million based on our borrowing base calculation as of September 30, 2013.

On October 1, 2013, we entered into supplemental indentures relating to the sale of $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. We will pay interest on the 8 1/8% senior notes and 6% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2014. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard. In addition, in accordance with the terms of the Credit Agreement, on October 15, 2013, we increased the maximum aggregate principal amount of our revolving credit facility from $800 million to $1 billion, subject to borrowing availability.

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

In February 2013, we sold $850 million aggregate principal amount of 4 1/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 4 1/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

We continue to focus on opportunities to enhance the Company’s primary business lines, including strategic acquisitions. Effective October 1, 2013, we completed the acquisition of Vanguard for $21 per share in an all cash transaction valued at $4.3 billion, including the repayment of $2.5 billion of Vanguard’s net debt. For a discussion of the financing transactions completed by the Company in connection with the Vanguard acquisition, see “Debt Instruments, Guarantees and Related Covenants” above. In addition, we have signed a definitive agreement to purchase Emanuel Medical Center that is currently pending regulatory approval, and we intend to continue exploring other inpatient and outpatient acquisitions.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We expect to be required to pay approximately $15 million in 2014 as a result of the Supplemental Security Income matter described under “Disproportionate Share Hospital Payments” under the caption “Sources of Revenue” in our Annual Report. We will be required to make the payments at the time of the cost report settlements pending the final outcome of our appeals related to this matter. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our capital leases and mortgage notes, and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the nine months ended September 30, 2013 and 2012 include $715 million and $710 million, respectively, of net operating revenues and $93 million and $94 million, respectively, of operating income generated from four general hospitals operated by us under lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet as they are considered operating leases. The current terms of these leases expire between 2014 and 2027, not including lease extensions that we have options to exercise. In February 2013, we exercised our options under the leases to purchase three of the hospitals. If these leases expire, and we do not purchase the hospitals, we would no longer generate revenue or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $258 million of standby letters of credit outstanding and guarantees as of September 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2013. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$22	$130	$527	$15	$4	$4,945	$5,643	$5,607
Average effective interest rates	4.4%	7.1%	9.0%	4.4%	5.2%	6.1%	6.4%

Variable rate long-term debt	$—	$—	$—	$210	$—	$—	$210	$210
Average effective interest rates	—	—	—	2.39%	—	—	2.39%

At September 30, 2013, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

During the third quarter of 2013, there were no changes to our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

We may be unable to successfully integrate Vanguard Health System, Inc.’s business with our business to realize the anticipated benefits of the merger or do so within the intended timeframe.

The success of our merger with Vanguard Health Systems, Inc. (“Vanguard”) will depend, in part, on our ability to successfully integrate Vanguard’s business and operations with our business and fully realize the anticipated benefits and synergies from combining our business with Vanguard’s business. On October 1, 2013 (the effective date of the merger), we acquired 28 hospitals (plus one more under development), 39 outpatient centers and five health plans with approximately 150,000 members. As such, we are devoting significant management attention and resources to integrating the business practices and operations of Vanguard with ours. Potential difficulties we may encounter as part of the integration process include the following:

•                  The costs of integration and compliance and the possibility that the full benefits anticipated to result from the merger will not be realized;

•                  Delays in the integration of strategies, operations and services;

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

•                  Complexities associated with managing Vanguard as a subsidiary of Tenet, including the challenge of integrating complex systems, technology, networks and other assets of Vanguard into those of Tenet in a manner that minimizes any adverse impact on patients, suppliers, employees and other constituencies;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Common Stock

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program expiring in December 2013. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company, at times and in amounts based on market conditions and other factors. Purchases during the three months ended September 30, 2013 are shown in the table in Note 8 to our Condensed Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. EXHIBITS

(2)

Agreement and Plan of Merger, dated as of June 24, 2013, by and among the Registrant, Orange Merger Sub, Inc. and Vanguard Health Systems, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed June 24, 2013)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(b)

Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(c)

Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8 1/8% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(d)

Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8 1/8% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(10)	Material Contracts

(a)

Exchange and Registration Rights Agreement, dated as of October 1, 2013, by and among the Registrant, certain of its subsidiaries, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(b)

Exchange and Registration Rights Agreement, dated as of October 1, 2013, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, President and Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Chief Financial Officer

(32)	Section 1350 Certification of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer

(99)

Voting Agreement, dated as of June 24, 2013, by and among the Registrant and the stockholders party thereto (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, dated and filed June 24, 2013)

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 4, 2013	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)