Form 10-K
period 2013-12-31
TENET HEALTHCARE CORP
filed 2014-02-24
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2013

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

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.05 par value	New York Stock Exchange
9 7/8% Senior Notes due 2014	New York Stock Exchange
9 1/4% Senior Notes due 2015	New York Stock Exchange
6 7/8% Senior Notes due 2031	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $3.9 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on Friday, June 28, 2013. As of January 31, 2014, there were 96,989,632 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is an investor-owned company whose subsidiaries and affiliates operate regionally focused, integrated health care delivery networks with a significant presence in several large urban and suburban markets. At the core of our networks are acute care and specialty hospitals that, together with our strategically aligned outpatient facilities and related businesses, allow us to provide a comprehensive range of health care services in the communities we serve. As of December 31, 2013, we primarily operated 77 hospitals, 183 outpatient centers, six health plans, six accountable care networks and Conifer Health Solutions, LLC (“Conifer”), which provides business process solutions to more than 700 hospital and other clients nationwide. On October 1, 2013, we completed our previously announced acquisition of Vanguard Health Systems, Inc. (“Vanguard”), an investor-owned hospital company whose operations complemented our existing business. Through this acquisition, we significantly increased our scale, became more geographically diverse, and expanded the services we offer.

With respect to our hospitals and outpatient facilities, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to expand our outpatient business, and to negotiate favorable contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communications and engagement solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management. For financial reporting purposes, our business lines are classified into two separate reportable business segments — hospital operations and other, and Conifer. Financial and statistical information about our business segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

We are committed to providing the communities our hospitals, outpatient centers and other health care facilities serve with high quality, cost-effective health care while growing our business, increasing our profitability and creating long-term value for our shareholders. Our operating strategies for accomplishing this mission in the complex and competitive health care industry are discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report. In general, we anticipate the continued acceleration of major industry trends we have seen emerge over the last several years, and our strategies reflect the belief that: (1) consumers will increasingly select services and providers based on quality and cost; (2) physicians will seek strategic partners with whom they can align clinically and financially; (3) more procedures will shift from the inpatient to the outpatient setting; (4) demand will grow as a result of an improved economy, shifting demographics and the expansion of coverage under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”); and (5) payer reimbursements will be constrained and further shift to being more closely tied to performance on quality and service metrics. We believe that our strategies and the acceleration of these trends will allow us to achieve our operational and financial targets. We adjust our strategies as necessary in response to changes in the economic and regulatory climates in which we operate and the results achieved by our various efforts.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER

Hospitals, Outpatient Centers and Related Businesses—At December 31, 2013, our subsidiaries operated 77 hospitals, including four academic medical centers, two children’s hospitals, three specialty hospitals and a critical access hospital, with a total of 20,293 licensed beds, serving primarily urban and suburban communities in 14 states. Of those hospitals, 72 were owned by our subsidiaries, and five were owned by third parties and leased by our subsidiaries. We are also in the process of constructing the new Resolute Health Hospital and Wellness Campus in New Braunfels, Texas, which is expected to be completed in or around May 2014. In addition, at December 31, 2013, our subsidiaries operated a long-term acute care hospital and owned or leased and operated a number of medical office buildings, all of which were located on, or nearby, our hospital campuses. Furthermore, our subsidiaries operated 183 free-standing and provider-based outpatient centers in 16 states at

December 31, 2013, including diagnostic imaging centers, ambulatory surgery centers, urgent care centers and satellite emergency departments, among others. We also owned over 500 physician practices at December 31, 2013.

We seek to operate our hospitals, outpatient centers and related businesses in a manner that positions them to compete effectively in an evolving health care environment. From time to time, we build new hospitals and outpatient centers, and make strategic acquisitions of hospitals, outpatient businesses, physician practices, and other health care assets and companies — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. Moreover, we continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum. During the year ended December 31, 2013, we acquired 28 hospitals (plus the New Braunfels hospital under construction) and 39 outpatient centers, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard. We also purchased the following businesses: (1) 11 ambulatory surgery centers (in one of which we had previously held a noncontrolling interest); (2) an urgent care center; (3) a provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals; (4) a medical office building; and (5) various physician practice entities. In addition, in May 2013, we entered into a partnership with John Muir Health through which we will jointly develop and expand outpatient services and physician relationships to improve the efficiency and coordination of care in the Tri-Valley area and nearby communities in Northern California. Furthermore, we have signed a definitive agreement to acquire Emanuel Medical Center, a 209-bed hospital located in Turlock, California. We also sometimes decide to sell, consolidate or close certain facilities to eliminate duplicate services or excess capacity or because of changing market conditions or other factors.

Our hospitals classified in continuing operations for financial reporting purposes generated in excess of 90% of our net operating revenues before provision for doubtful accounts for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: (1) the business environment, economic conditions and demographics of local communities in which we operate; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local health care competitors; (8) managed care contract negotiations or terminations; (9) the number of patients with high-deductible health insurance plans; (10) any unfavorable publicity about us that impacts our relationships with physicians and patients; (11) changes in health care regulations and the participation of individual states in federal programs; and (12) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most offer intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. Many of our hospitals also offer tertiary care services such as open-heart surgery, neonatal intensive care and neurosciences. Five of our hospitals — Good Samaritan Medical Center, Hahnemann University Hospital, Harper University Hospital, North Shore Medical Center and St. Louis University Hospital — offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. Children’s Hospital of Michigan and St. Christopher’s Hospital for Children provide tertiary and quaternary pediatric services, including bone marrow and kidney transplants, as well as burn services. A number of our hospitals also offer advanced treatment options for patients — Good Samaritan Medical Center, North Shore Medical Center, Sierra Medical Center and Sierra Providence East Medical Center offer gamma-knife brain surgery; and Brookwood Medical Center, North Shore Medical Center, Saint Vincent Hospital at Worcester Medical Center and St. Louis University Hospital offer cyberknife radiation therapy for tumors and lesions in the brain, lung, neck, spine and elsewhere that may previously have been considered inoperable or inaccessible by traditional radiation therapy. In addition, our hospitals will continue their efforts to develop and deliver those outpatient services that can be provided on a quality, cost-effective basis and that we believe will meet the needs of the communities served by the facilities.

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

Except as set forth in the table below, each of our acute care hospitals is accredited by The Joint Commission (formerly, The Joint Commission on Accreditation of Healthcare Organizations). With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals owned or leased and operated by our subsidiaries as of December 31, 2013:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Medical Center	Birmingham	631	Owned

Arizona
Arizona Heart Hospital(1)	Phoenix	59	Owned
Arrowhead Hospital	Glendale	217	Owned
Maryvale Hospital	Phoenix	232	Owned
Paradise Valley Hospital	Phoenix	136	Owned
Phoenix Baptist Hospital	Phoenix	221	Owned
West Valley Hospital	Goodyear	164	Owned

California
Desert Regional Medical Center(2)	Palm Springs	387	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
John F. Kennedy Memorial Hospital	Indio	156	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(3)	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
North Shore Medical Center — FMC Campus	Lauderdale Lakes	459	Owned
Palm Beach Gardens Medical Center(4)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	464	Owned
West Boca Medical Center	Boca Raton	195	Owned

Georgia
Atlanta Medical Center	Atlanta	762	Owned
Atlanta Medical Center — South Campus(5)	East Point	—	Owned
North Fulton Regional Hospital(6)	Roswell	202	Leased
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(7)	Jackson	25	Leased

Illinois
Louis A. Weiss Memorial Hospital	Chicago	236	Owned
MacNeal Hospital	Berwyn	373	Owned
West Suburban Medical Center	Oak Park	234	Owned
Westlake Hospital(8)	Melrose Park	242	Owned

Massachusetts
MetroWest Medical Center — Framingham Union Hospital	Framingham	147	Owned
MetroWest Medical Center — Leonard Morse Hospital	Natick	122	Owned
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	Owned

Hospital	Location	Licensed Beds	Status
Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	298	Owned
Harper University Hospital	Detroit	567	Owned
Huron Valley-Sinai Hospital	Commerce Township	153	Owned
Hutzel Women’s Hospital(9)	Detroit	—	Owned
Rehabilitation Institute of Michigan(1)	Detroit	94	Owned
Sinai-Grace Hospital	Detroit	404	Owned
DMC Surgery Hospital(1)	Madison Heights	67	Owned

Missouri
Des Peres Hospital	St. Louis	143	Owned
St. Louis University Hospital	St. Louis	356	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(10)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital — Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(11)	Houston	430	Owned
Lake Pointe Medical Center(12)	Rowlett	112	Owned
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
North Central Baptist Hospital	San Antonio	340	Owned
Northeast Baptist Hospital	San Antonio	379	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Sierra Medical Center	El Paso	349	Owned
Sierra Providence East Medical Center	El Paso	110	Owned
St. Luke’s Baptist Hospital	San Antonio	282	Owned
Valley Baptist Medical Center — Brownsville(13)	Brownsville	280	Owned
Valley Baptist Medical Center(13)	Harlingen	586	Owned

Total Licensed Beds		20,293

(1)             Specialty hospital.

(2)             Lease expires in 2027.

(3)             Owned by a limited liability company formed as part of a joint venture with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the limited liability company at December 31, 2013 and is the managing member, and John Muir Health owned a 49% interest.

(4)             Lease expires in February 2017, but may be renewed through at least February 2037, subject to certain conditions contained in the lease.

(5)             Licensed beds for Atlanta Medical Center — South Campus are presented on a combined basis with Atlanta Medical Center.

(6)             Lease expires in February 2020, but may be renewed through at least February 2040, subject to certain conditions contained in the lease.

(7)             Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital. Although it has not sought to be accredited, the hospital participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation. The current lease term for this facility expires in December 2016, but may be renewed through December 2046, subject to certain conditions contained in the lease.

(8)             Accredited by the American Osteopathic Association.

(9)             Licensed beds for Hutzel Women’s Hospital are presented on a combined basis with Harper University Hospital.

(10)      Lease expires in February 2022, but may be renewed through at least February 2042, subject to certain conditions contained in the lease.

(11)      Owned by a limited liability company in which a Tenet subsidiary owned an 86.69% interest at December 31, 2013 and is the managing member.

(12)      Owned by a limited liability company in which a Tenet subsidiary owned a 94.674% interest at December 31, 2013 and is the managing member.

(13)      Indirectly owned by a limited liability company formed as part of a joint venture with VB Medical Holdings (formerly known as Valley Baptist Medical Center — Brownsville), a Texas non-profit corporation; a Tenet subsidiary owned a 51% interest in the limited liability company at December 31, 2013 and is the managing member, and VB Medical Holdings owned a 49% interest.

The following table presents the number of hospitals operated by our subsidiaries, as well as the total number of licensed beds at those facilities, at December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Total number of facilities(1)	77	49	50
Total number of licensed beds(2)	20,293	13,216	13,453

(1)              Includes all general and specialty hospitals and our critical access hospital, as well as one facility at December 31, 2011 that is classified in discontinued operations for financial reporting purposes as of December 31, 2013 and 2012.

(2)              Information regarding utilization of licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

As of December 31, 2013, we also owned 183 free-standing and provider-based outpatient centers in 16 states — typically at locations complementary to our hospitals — including diagnostic imaging centers, ambulatory surgery centers, urgent care centers and satellite emergency departments, among others. Most of these outpatient centers are in leased facilities, and a number of outpatient facilities are owned and operated by joint ventures in which we hold a majority equity interest. The largest concentrations of our outpatient centers were in those states where we had the largest concentrations of licensed hospital beds, as of December 31, 2013, as shown in the table below:

	% of Outpatient Centers	% of Licensed Beds
Texas	31.7%	25.7%
Florida	16.4%	17.1%
California	16.4%	11.5%

Strong concentrations of hospital beds and outpatient centers within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Health Plans and Accountable Care Networks—During the year ended December 31, 2013, we acquired five health plans with approximately 140,000 members through our acquisition of Vanguard:

•                   VHS Phoenix Health Plan, LLC, a Medicaid-managed health plan operating as Phoenix Health Plan (“PHP”) in Arizona;

•                   Phoenix Health Plans, Inc. (formerly known as Abrazo Advantage Health Plan, Inc.), a Medicare and Medicaid dual-eligible managed health plan operating in Arizona;

•                   Chicago Health System, Inc. (“CHS”), a contracting entity for inpatient and outpatient services provided by MacNeal Hospital, Louis A.Weiss Memorial Hospital and participating physicians in the Chicago area;

•                   Harbor Health Plan, Inc. (formerly known as ProCare Health Plan, Inc.), a Medicaid-managed health plan operating in Michigan; and

•                   Valley Baptist Insurance Company (“VBIC”), which is currently in the process of changing its name to Allegian Health Plan, offers health maintenance organization (“HMO”), preferred provider organization (“PPO”), and self-funded products to its members in the form of large group, small group and individual product offerings in south Texas. As of January 1, 2014, VBIC also offers a Medicare Advantage health plan.

We also own Golden State Medicare Health Plan, which is an HMO that specializes in the care of seniors in Southern California who are eligible for benefits under the Medicare Advantage program.

We believe these health plans complement and enhance our market position and provide us with expertise that we expect will be increasingly important as the health care industry evolves. Specifically, PHP provides us with insights into state initiatives to manage the Arizona Medicaid population, which is valuable in light of the expansion of health coverage to currently uninsured patients pursuant to the Affordable Care Act and various other health care reform laws. In addition, through CHS, our Chicago-based preferred provider network, we manage capitated contracts covering inpatient, outpatient and physician services. We believe our ownership of CHS allows us to gain additional experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers.

We also own or control six accountable care networks — in Florida, California, Illinois, Michigan and Texas — and participate in two additional accountable care networks through collaborations with other health care providers in our markets in Arizona and Massachusetts. These networks operate using a range of payment and delivery models that seek to align provider reimbursement in a way that encourages improved quality metrics and efficiencies in the total cost of care for an assigned population of patients through cooperation of the providers. We believe that our experience operating health plans and accountable care networks gives us a solid framework upon which to build and expand our population health strategies.

CONIFER

Our Conifer subsidiary provides a number of services primarily to health care providers to assist them in generating sustainable improvements in their operating margins, while also enhancing patient, physician and employee satisfaction. At December 31, 2013, Conifer provided one or more of the business process services described below from 20 service centers to more than 700 Tenet and non-Tenet hospital and other clients in over 40 states.

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

•                   productivity and quality improvement programs, revenue cycle assessments and optimization recommendations, and The Joint Commission and other preparedness services;

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

Patient Communications and Engagement Services—Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24-hour, multilingual support for (1) physician referrals, calls regarding maternity services and other patient inquiries, (2) community education and outreach, (3) scheduling and appointment reminders, and (4) employee recruitment. Conifer also coordinates and implements mail-based marketing programs to keep patients informed of screenings, seminars and other events and services, as well as conducts patient quality and satisfaction surveys to provide valuable feedback to its clients. In addition, Conifer provides clinical admission reviews that are intended to provide evidence-based support for physician decisions on patient status and reduce staffing costs.

Management Services—Conifer also supports value-based performance through clinical integration, financial risk management and population health management, all of which assist hospitals, physicians, accountable care organizations (“ACOs”), health plans and employers in improving the cost and quality of health care delivery, as well as patient outcomes. Conifer helps clients build clinically integrated networks that provide predictive analytics and quality measures across the care continuum. In addition, Conifer assists clients in improving both the cost and quality of care by aligning and managing financial incentives among health care stakeholders through risk modeling and management for various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management support of patients with chronic diseases by identifying high-risk patients and monitoring clinical outcomes.

In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for over 50 of CHI’s hospitals. As part of this agreement, CHI received a minority ownership interest in Conifer. In addition, in late 2012, Conifer acquired (i) an information management and services company with extensive health care data and proprietary technology and (ii) a hospital revenue cycle management business.

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

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2013 are set forth in the table beginning on page 3. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own nearly all of our medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative and regional offices in markets where we operate hospitals and other businesses, including Conifer. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright and trade secret laws, as well as contractual terms and conditions, to protect our rights in our intellectual property assets. In addition, Conifer has sought patent protection for one of its key innovations. Legal standards relating to the validity, enforceability and scope of protection of patents can be uncertain. We do not know whether Conifer’s patent application will result in the issuance of a patent or whether the examination process will require us to further narrow our claims. Our patent application may not result in the grant of a patent with the scope of the claims that we seek, if at all, or the scope of the granted claims may not be sufficiently broad to protect our technology. Any patents that may be granted in the future from pending or future applications may be opposed, contested, circumvented, designed around by a third party, or found to be invalid or unenforceable. Third parties may develop technologies that are similar or superior to our proprietary technologies, duplicate or otherwise obtain and use our proprietary technologies, or design around patents owned or licensed by us. Conversely, although we do not believe our technology infringes any patent or other intellectual property right held by a third party, we could be prevented from providing our service offerings and could be subject to significant damage awards if it is found to do so.

We control access to and the use of our application capabilities through a combination of internal and external controls. We also license some of our software through agreements that impose specific restrictions on customers’ ability to use the software, such as prohibiting reverse engineering and limiting the use of copies.

We incorporate third-party commercial and, on occasion, open source software products into our technology platform. We employ third-party licensed software in order to simplify our development and maintenance efforts, support our own technology infrastructure or test a new capability.

MEDICAL STAFF AND EMPLOYEES

General—Our hospitals are staffed by licensed physicians who have been admitted to the medical staffs of individual hospitals. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals not owned by us. Members of our medical staffs are free to terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. As of December 31, 2013, we owned over 500 physician practices and employed over 1,500 physicians (where permitted by law). However, the overwhelming majority of the physicians who practice at our hospitals are not our employees. Nurses, therapists, lab technicians, facility maintenance workers and the administrative staffs of hospitals normally are our employees. We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

Our operations depend on the efforts, abilities and experience of the physicians on the medical staffs of our hospitals, most of whom have no contractual relationship with us. It is essential to our ongoing business that we attract and retain on our medical staffs an appropriate number of quality physicians in the specialties required to support our services. Although we had a net overall gain in physicians added to the medical staffs of legacy Tenet hospitals in each of the last three years, in some of our markets, physician recruitment and retention are still affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance.

Over 40,000 new employees joined Tenet in October 2013 in connection with our acquisition of Vanguard. As of December 31, 2013, we employed over 100,000 employees (of which 27% were part-time employees) in the following categories:

Hospital operations(1)	92,094
Conifer	10,145
Administrative offices	1,472
Total	103,711

(1)              Includes employees whose employment related to the operations of our general hospitals, specialty hospitals, critical access hospital, long-term acute care hospital, outpatient centers, physician practices, health plans, accountable care networks and other health care operations.

Union Activity and Labor Relations—As of December 31, 2013, approximately 21% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 39 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating an initial contract at one of our hospitals where employees recently chose union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2014.

Shortage of Experienced Nurses and Mandatory Nurse-Staffing Ratios—In addition to union activity, factors that adversely affect our labor costs include the nationwide shortage of experienced nurses and the enactment of state laws regarding nurse-staffing ratios. Although our nurse turnover rates are favorable overall, like others in the health care industry, we continue to experience a shortage of seasoned nurses in certain key specialties and geographic areas. Most applicants for our nursing positions are newly licensed nurses rather than experienced nurses, which requires us to make greater investments in education and training. In addition, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. We continually monitor our nurse-staffing ratios in California in an effort to achieve full compliance with the state-mandated nurse-staffing ratios there. Nurse-staffing ratio legislation has been proposed in, but not yet enacted by, Congress and other states besides California in which we operate hospitals, including Florida, Michigan and Pennsylvania. In Texas and Missouri, hospitals are required to adopt, implement and enforce official nurse staffing plans, but are not required to maintain staffing ratios.

COMPETITION

HEALTH CARE SERVICES

Overall, our hospitals, outpatient centers and other health care businesses operate in competitive environments, primarily at the local level. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, or (4) may be more centrally located with better parking or closer proximity to public transportation. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and health care companies in specific geographic markets. Continued consolidation in the health care industry will be a leading factor contributing to greater competition in our current markets and markets we may enter in the future.

We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high-margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. HMOs, PPOs, third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, as various provisions of the Affordable Care Act are implemented, including the establishment of health insurance exchanges, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases.

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

Our strategies are designed to help our hospitals remain competitive. Broadly speaking, we attract physicians by providing high-quality care to our patients and otherwise creating an environment in which physicians prefer to practice. We continue to invest in our Physician Relationship Program, which is centered on understanding the needs of physicians who admit patients both to our hospitals and to our competitors’ hospitals and responding to those needs with changes and improvements in our hospitals and operations. We have targeted capital spending in order to address specific needs or growth opportunities of our hospitals, which is expected to have a positive impact on their volumes. We have also sought to include all of our hospitals and an increased number of our affiliated physicians in the affected geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. In addition, we have completed clinical service line market demand analyses and profitability assessments to determine which services are highly valued that can be emphasized and marketed to improve our operating results. This Targeted Growth Initiative (“TGI”) has resulted in some reductions in unprofitable service lines in several locations. However, the de-emphasis or elimination of certain unprofitable service lines as a result of our TGI analyses will allow us to dedicate more resources on services that are in higher demand and are more profitable. Moreover, we have increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, as well as increased predictability and efficiency for physicians.

We have also made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and major national private payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Performance Excellence Program initiatives, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

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

•                   traditional consultants, either specialized health care consulting firms or health care divisions of large accounting firms; and

•                   large, non-healthcare focused business process and information technology outsourcing firms.

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

HEALTH CARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

The Affordable Care Act is changing how health care services in the United States are covered, delivered and reimbursed. The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in health care delivery and to generate budgetary savings in the Medicare and Medicaid programs. In addition, the Affordable Care Act contains provisions intended to strengthen fraud and abuse enforcement.

Health Insurance Market Reforms—The Affordable Care Act contains provisions requiring most Americans to maintain, and employers to provide, “minimal essential” health insurance coverage. For individuals who are not exempt from the “individual mandate,” and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Health insurance exchanges are government-regulated organizations that provide competitive markets for buying health insurance by offering individuals and small employers a choice of different health plans, certifying plans that participate, and providing information to help consumers better understand their options. Some states operate their own exchanges while others utilize federally facilitated exchanges. The federally run exchanges, and several of the state-run exchanges, have faced operational hurdles and challenges in the initial period of their operation, which could reduce the number of individuals that obtain coverage through the exchanges in the short term. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty.

The “employer mandate” provision of the Affordable Care Act requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. These large employer coverage provisions were originally scheduled to go into effect on January 1, 2014, but were subsequently deferred one year. On February 10, 2014, the requirements of the employer mandate were further delayed such that companies with 50 to 99 employees will now have until January 1, 2016 to provide coverage under the Affordable Care Act, and companies with 100 or more employees must offer insurance to only 70% of full-time workers in 2015, rather than 95%, to avoid fines. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delays in the employer mandate will have a discernible effect on insurance coverage.

The Affordable Care Act also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage:

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

We anticipate that health care providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, it is not clear what impact, if any, the increased obligations on managed care and other private payers imposed by the Affordable Care Act will have on commercial managed care volumes and payment rates in the near term.

Public Program Reforms—Prior to the passage of the Affordable Care Act, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The health care reform law expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. The expansion of the Medicaid program (which will be substantially funded by the federal government) in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. There is no deadline for a state to undertake expansion and qualify for the enhanced federal funding available under the Affordable Care Act. We cannot provide any assurances as to whether or when the states in which we operate might choose to expand their Medicaid programs or whether those states that do expand their Medicaid programs will continue to offer expanded eligibility in the future.

The Affordable Care Act also provides that the federal government will subsidize states that create non-Medicaid plans called “Basic Health Programs” for residents whose incomes are greater than 133% but less than 200% of the federal poverty level. Approved state plans will be eligible to receive federal funding, however, CMS announced in February 2013 that Basic Health Programs would not be operational until 2015.

Even though the Affordable Care Act expanded Medicaid eligibility, the law also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

•                  negative adjustments to the annual input price index, or “market basket,” updates for Medicare’s inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and

•                  reductions to Medicare disproportionate share hospital (“DSH”) payments, beginning in federal fiscal year (“FFY”) 2014, as the number of uninsured individuals declines. Medicaid DSH cuts were also initially scheduled to begin in FFY 2014, however, a provision in the Bipartisan Budget Act of 2013 delayed these cuts until FFY 2016.

The Affordable Care Act also contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of certain Medicare-designated hospital-acquired conditions (“HACs”). These HACs, which would normally result in a higher payment for an inpatient hospital discharge, will instead be paid as though the HAC is not present. Effective July 1, 2011, the Affordable Care Act likewise prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Currently, hospitals with excessive readmissions for certain conditions receive reduced Medicare payments for all inpatient admissions. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will also receive a 1% reduction in Medicare payment rates. Separately, under a Medicare value-based purchasing program that was launched in FFY 2013, hospitals that satisfy certain performance standards receive increased payments for discharges during the following fiscal year. These payments are funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Affordable Care Act directed CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement; implementation of the pilot program is currently ongoing through the Center for Medicare and Medicaid Innovation within CMS, which has the authority to develop and test new payment methodologies designed to improve quality of care and lower costs.

Furthermore, the Affordable Care Act contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The Affordable Care Act expanded the RAC program’s scope to include Medicaid claims and required all states to enter into contracts with RACs.

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

The Impact of Health Reform on Us—The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. Further, the health reform law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue. However, it is difficult to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•                  how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•                  how many currently uninsured individuals will obtain coverage (either private health insurance or Medicaid) as a result of the Affordable Care Act;

•                  what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•                  the extent to which states will enroll new Medicaid participants in managed care programs;

•                  the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•                  the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•                  the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created exchanges and those who might be covered under the Medicaid program under contracts with the state;

•                  the rate paid by state governments under the Medicaid program for newly covered individuals;

•                  the percentage of individuals in the exchanges who select the high-deductible plans, considering that health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•                  the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•                  the possibility that the Affordable Care Act or components of it will be delayed, revised or eliminated as a result of court challenges or actions by Congress.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. Any reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•                  the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are implemented;

•                  whether future reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•                  the size of the law’s annual productivity adjustment to the market basket;

•                  the amount of the Medicare DSH reductions that will be made commencing in FFY 2014;

•                  the allocation to our hospitals of the Medicaid DSH reductions commencing in FFY 2016;

•                  what the losses in revenues, if any, will be from the law’s quality initiatives;

•                  how successful accountable care networks in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•                  the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•                  reductions to Medicare payments CMS may impose for “excessive readmissions.”

In addition, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care program.

Because of the many variables involved, we are unable to predict the ultimate net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending and Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Moreover, we are unable to predict the future course of federal, state and local health care regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Anti-Kickback Statute—Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal health care programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act amended the Anti-kickback Statute to provide that knowledge of the law or the intent to violate the law is not required.

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

The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the “Safe Harbor” regulations. Currently, there are safe harbors for various activities, including the following: investment interests; space rental; equipment rental; practitioner recruitment; personal services and management contracts; sales of practices; referral services; warranties; discounts; employees; group purchasing organizations; waivers of beneficiary coinsurance and deductible amounts; managed care arrangements; obstetrical malpractice insurance subsidies; investments in group practices; ambulatory surgery centers; and referral agreements for specialty services. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements may be subject to increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

Stark Law—The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory, and the subsequent regulatory, exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, the submission of a claim for services or items generated in violation of the Stark law may constitute a false or fraudulent claim, and thus be subject to additional penalties under the FCA. Many states have adopted self-referral statutes similar to the Stark Law, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital has physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the Affordable Care Act’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements will still be subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. As of December 31, 2013, two of our hospitals are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals.

Implications of Fraud and Abuse Laws—Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-Kickback Statute, the Stark Law, billing laws and regulations, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

We have a variety of financial relationships with physicians who refer patients to our hospitals, and we may sell ownership interests in certain of our other facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions.

In accordance with our ethics and compliance program, which is described in detail under “Compliance and Ethics” below, we have policies and procedures in place concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our ethics and compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes. On the one hand, we may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors and exceptions to the fraud and abuse laws described above; as a result, this unwillingness may put us at a competitive disadvantage. On the other hand, we cannot assure you that the regulatory authorities that enforce these laws will not determine that some of our arrangements violate the Anti-Kickback Statute, the Stark law or other applicable regulations. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that we have violated any of these laws could give Conifer’s customers the right to terminate our services agreements with them. Moreover, any violations by and resulting penalties or exclusions imposed upon Conifer’s customers could adversely affect their financial condition and, in turn, have a material adverse effect on Conifer’s business and results of operations.

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

To receive reimbursement from CMS for electronic claims, health care providers and health plans must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain health care information electronically. Our electronic data transmissions are compliant with current standards. In January 2009, CMS published a final rule changing the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. At this time, use of the ICD-10 code sets is not mandatory until October 1, 2014. We are continuing to modify our payment systems and processes to prepare for ICD-10 implementation. Although use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. However, we may experience a short-term adverse impact on our cash flows due to claims processing delays related to payer implementation of the new code sets. Furthermore, the Affordable Care Act requires the U.S. Department of Health and Human Services (“HHS”) to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

In May 2011, the Office for Civil Rights of HHS proposed new regulations to implement changes to the HIPAA requirements set forth in the HITECH Act that state that covered entities and business associates must account for disclosures of PHI to carry out treatment, payment and health care operations if such disclosures are through an electronic health record. The proposed regulations seek to expand the scope of the requirements under the HITECH Act and create a new patient right to an “access report,” which would be required to list every person who has accessed, for any reason, PHI about the individual contained in any electronic designated record set. Because our hospitals currently utilize multiple, independent modules that may meet the definition of “electronic designated record set,” our ability to produce an access report that satisfies the proposed regulatory requirements would likely require new technology solutions to map across those multiple record sets. It is our understanding that many providers have expressed significant concerns to CMS regarding the access report requirement created by the proposed rule. On January 17, 2013, HHS issued final regulations modifying the requirements set forth in the HITECH Act. While we were in material compliance with the new regulations as of the compliance date of September 23, 2013, the new regulations did not address the proposed “access report” requirement. Because we cannot predict the requirements of any future final rule regarding access reports, we are unable to estimate the costs of compliance, if any, at this time.

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

HEALTH PLAN REGULATORY MATTERS

Our health plans are subject to state and federal laws and regulations. CMS has the right to audit our Medicare Advantage and dual-eligible health plans to determine the plans’ compliance with CMS regulations and guidelines. In addition, each plan must submit periodic filings to and respond to inquiries and audits by its respective state insurance regulators.

Furthermore, our health plans are typically required to file periodic reports with their respective state Medicaid agencies, meet certain financial viability standards, provide their members with certain mandated benefits, and meet certain quality assurance and improvement requirements. Our health plans must also comply with the standardized formats for electronic transmissions and the privacy and security standards of HIPAA. We believe our health plans have implemented the necessary policies and procedures to comply with the final federal regulations on these matters and were in compliance with them by their deadlines.

As described above, the Anti-kickback Statute prohibits the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health program patients or any item or service that is reimbursed, in whole or in part, by any federal health care program. The Safe Harbor regulations that specifically relate to managed care include:

•                  waivers by HMOs of Medicare and Medicaid beneficiaries’ obligations to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees;

•                  certain discounts offered to prepaid health plans by contracting providers;

•                  certain price reductions offered to eligible managed care organizations; and

•                  certain price reductions offered by contractors with substantial financial risk to managed care providers.

We believe that our health plans’ arrangements comply in all material respects with the federal Anti-kickback Statute and similar state statutes, and we further believe that the incentives offered by our health plans to their members and the discounts they receive contracting with health care providers satisfy the requirements of the Safe Harbor regulations.

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

Health care providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or health care provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with health insurance exchanges if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the health care industry, we are subject to qui tam actions from time to time. We are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

HEALTH CARE FACILITY LICENSING REQUIREMENTS

The operation of health care facilities is subject to federal, state and local regulations relating to personnel, operating policies and procedures, fire prevention, rate-setting, the adequacy of medical care, and compliance with building codes and environmental protection laws. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our health care facilities hold all required governmental approvals, licenses and permits material to the operation of their business.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require health care providers, including hospitals that furnish or order health care services that may be paid for under the Medicare program or state health care programs, to ensure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of health care, and (3) supported by appropriate evidence of medical necessity and quality. The Social Security Act established the Utilization and Quality Control Peer Review Organization program, now known as the Quality Improvement Organization (“QIO”) program, to promote the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries and to ensure that those services are reasonable and necessary. CMS administers the program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to ensure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

There has been recent increased scrutiny of hospitals’ Medicare observation rates from outside auditors, government enforcement agencies and industry observers. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry anticipates increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare observation rate. In addition, effective October 1, 2013, CMS established a new concept, referred to as the “two-midnight rule,” to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the two-midnight rule, CMS has indicated that a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights, and, if not, then the patient generally should be treated as an outpatient. Our hospitals have undertaken extensive efforts to implement the two-midnight rule in light of existing guidance. CMS is currently conducting a “probe and educate” program regarding the two-midnight rule, the purpose of which is to assess hospitals’ compliance with the rule and also to provide follow-up education. The probe and educate period is currently scheduled to end September 30, 2014 and, unless extended, full implementation and enforcement of the two-midnight rule will begin on October 1, 2014. Because of the newness of the two-midnight rule, and the fact that the probe and educate program is ongoing, it is unclear what impact, if any, the two-midnight rule will have on inpatient admission rates at our hospitals.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of health care facilities, including findings of need for additional or expanded health care facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over health care facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2013, we operated hospitals in 10 states that require a form of state approval under certificate of need programs applicable to those hospitals. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position. In those states that do not have certificate of need requirements or that do not require review of health care capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

ENVIRONMENTAL MATTERS

Our health care operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with laws and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws and regulations, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows.

Consistent with our commitment to meet the highest standards of corporate responsibility, we have formed a sustainability committee consisting of corporate and hospital leaders to regularly evaluate our environmental outcomes and share best practices among our hospitals and other facilities. In 2013, we published our third annual sustainability report, using the industry-standard Global Reporting Initiative framework. In addition, we are a sponsor of the Healthier Hospitals Initiative and continue to work with each of our hospitals in adopting components of the initiative’s agenda, which focuses on improvements in (1) sustainability governance, (2) the provision of healthier foods, (3) energy consumption, (4) waste generation, (5) the use of safer chemicals and (6) purchasing decisions. We are committed to report the results of our sustainability efforts on an annual basis.

ANTITRUST LAWS

The federal government and most states have enacted antitrust laws that prohibit specific types of anti-competitive conduct, including price fixing, wage fixing, concerted refusals to deal, price discrimination and tying arrangements, as well as monopolization and acquisitions of competitors that have, or may have, a substantial adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties.

Antitrust enforcement in the health care industry is currently a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for inpatient services. In addition to hospital merger enforcement, the FTC has given increased attention to the effect of combinations involving other health care providers, including physician practices. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price-fixing among providers.

We believe we are in compliance with federal and state antitrust laws, but there can be no assurance that a review of our practices by courts or regulatory authorities would not result in a determination that could adversely affect our operations.

REGULATIONS AFFECTING CONIFER

DEBT COLLECTION ACTIVITIES

The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s debt collection agency subsidiary, Syndicated Office Systems, LLC (“SOS”), are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, the FDCPA prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers. Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA.

In certain situations, the activities of SOS are also subject to the Fair Credit Reporting Act (“FCRA”), which regulates consumer credit reporting and which may impose liability on us to the extent that adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information that is false or inaccurate.

The U.S. Consumer Financial Protection Bureau (“CFPB”) and the FTC have the authority to investigate consumer complaints relating to the FDCPA and the FCRA, and to initiate enforcement actions, including actions to seek restitution and monetary penalties. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

The CFPB was formed within the U.S. Federal Reserve pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. In 2013, the CFPB issued examination procedures for, and began conducting examinations of, a number of companies with respect to their debt collection practices. The CFPB’s examination authority permits agency examiners to inspect the books and records of companies engaged in debt collection activities, such as SOS, and ask questions about their payment processing activities, collections, accounts in default, consumer reporting and third-party relationships, as well as compliance programs. We believe that the potential exists that non-bank providers of consumer credit that are examined by the CFPB could, depending upon the circumstances, be required, as a result of any CFPB examination, to change their practices or procedures. In August 2013, Conifer received a civil investigative demand from the CFPB that requires Conifer to provide to the CFPB a broad range of information regarding its debt collection activities, including its internal compliance procedures. To date, the CFPB has not indicated that it has targeted any particular issue or concern underlying the issuance of the civil investigative demand. Conifer is cooperating with the CFPB in providing the requested information.

CREDIT CARD ACTIVITIES

Conifer accepts credit card payments from patients of its facilities. Various federal and state laws and regulations impose privacy and information security standards with respect to the acceptance of credit cards as a form of payment. If Conifer fails to comply with these laws and regulations or experiences a credit card security breach, its reputation could be damaged, possibly resulting in lost business, and it could be subjected to additional legal or financial risk as a result of non-compliance.

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our multi-faceted, values-based ethics and compliance program, which is designed to (1) help staff in our corporate and Conifer offices, hospitals, outpatient centers, health plan offices and physician practices meet or exceed applicable standards established by federal and state laws and regulations, as well as industry practice, and (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct. The ethics and compliance department operates with independence — it has its own operating budget; it has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

Program Charter—In September 2011, the quality, compliance and ethics committee of our board of directors approved an updated Quality, Compliance and Ethics Program Charter intended to:

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

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded health care programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for the following activities: (1) annually assessing, critiquing and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing and tracking ethics training for all employees, directors and, as applicable, contractors and agents; (3) developing, providing and tracking job-specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements; (4) developing, providing and tracking annual training on ethics and clinical quality oversight to the members of each hospital governing board; (5) creating and disseminating the company’s Standards of Conduct and obtaining certifications of adherence to the Standards of Conduct as a condition of employment; (6) maintaining and promoting Tenet’s Ethics Action Line, which allows confidential reporting of issues on an anonymous basis and emphasizes Tenet’s no retaliation policy; (7) responding to and resolving all compliance-related issues that arise from the Ethics Action Line and compliance reports received from our facilities, hospital compliance officers or any other source; (8) ensuring that appropriate corrective and disciplinary actions are taken when non-compliant conduct or improper contractual relationships are identified; (9) monitoring and measuring adherence to all applicable Tenet policies and legal and regulatory requirements related to federal health care programs; (10) directing an annual screening of individuals for exclusion from federal health care program participation as required by federal regulations; (11) maintaining a database of all arrangements involving the payment of anything of value between Tenet and any physician or other actual or potential source of health care business or referrals to or from Tenet; and (12) overseeing annual audits of clinical quality, referral source arrangements, outliers, charging, coding, billing and other compliance risk areas as may be identified from time to time.

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

Professional and General Liability Insurance—As is typical in the health care industry, we are subject to claims and lawsuits in the ordinary course of business. The health care industry has seen significant increases in the cost of professional liability insurance due to increased litigation. In response, we formed and maintain captive insurance companies to self-insure a substantial portion of our professional and general liability risk. We also own two captive insurance companies that write professional liability insurance for a small number of physicians, including employed physicians, who are on the medical staffs of certain of our hospitals.

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

Our website, www.tenethealth.com, also offers, free of charge, access to our annual, quarterly and current reports (and amendments to such reports), and other filings made with, or furnished to, the SEC as soon as reasonably practicable after such documents are submitted to the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or health care industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•                  The impact of the Affordable Care Act on our business and the enactment of, or changes in, laws and regulations affecting the health care industry generally;

•                  The effect that adverse economic conditions have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things;

•                  Adverse litigation or regulatory developments;

•                  Our ability to enter into managed care provider arrangements on acceptable terms;

•                  Cuts to Medicare and Medicaid payment rates or changes in reimbursement practices;

•                  Competition;

•                  Our success in implementing our business development plans;

•                  Our ability to hire and retain qualified personnel, especially health care professionals;

•                  The availability and terms of capital to fund the expansion of our business, including the acquisition of additional facilities;

•                  Our success in marketing Conifer’s revenue cycle management, health care information management, management services, and patient communications and engagement services to third-party hospitals and other healthcare-related entities;

•                  Our ability to realize fully or at all the anticipated benefits of our acquisition of Vanguard and to successfully integrate the operations of our business and Vanguard’s business;

•                  Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•                  The impact of our significant indebtedness; and

•                  Other factors and risks referenced in this report and our other public filings.

Also included among the foregoing factors are the positive and negative effects of health reform legislation on reimbursement and utilization, as well as the future design of provider networks and insurance plans, including pricing, provider participation, coverage, and co-pays and deductibles.

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

We cannot predict with certainty the ultimate net effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

The Affordable Care Act is changing how health care services in the United States are covered, delivered and reimbursed. The expansion of health insurance coverage under the law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. However, it is difficult to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•                  how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•                  how many currently uninsured individuals will obtain coverage (either private health insurance or Medicaid) as a result of the Affordable Care Act;

•                  what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•                  the extent to which states will enroll new Medicaid participants in managed care programs;

•                  the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•                  the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•                  the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created exchanges and those who might be covered under the Medicaid program under contracts with the state;

•                  the rate paid by state governments under the Medicaid program for newly covered individuals;

•                  the percentage of individuals in the exchanges who select the high-deductible plans, considering that health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•                  the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•                  the possibility that the Affordable Care Act or components of it will be delayed, revised or eliminated as a result of court challenges or actions by Congress.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. A substantial portion of both our patient volumes and, as result, our revenues is derived from government health care programs, principally Medicare and Medicaid. Any reductions to our reimbursement under the Medicare and Medicaid programs by the Affordable Care Act could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•                  the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are implemented;

•                  whether future reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•                  the size of the law’s annual productivity adjustment to the market basket;

•                  the amount of the Medicare DSH reductions that will be made commencing in FFY 2014;

•                  the allocation to our hospitals of the Medicaid DSH reductions commencing in FFY 2016;

•                  what the losses in revenues, if any, will be from the law’s quality initiatives;

•                  how successful accountable care networks in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•                  the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•                  reductions to Medicare payments CMS may impose for “excessive readmissions.”

In addition, the federally run exchanges, and several of the state-run exchanges, have faced operational hurdles and challenges in the initial period of their operation, which could reduce the number of individuals that obtain coverage through the exchanges in the short term. Further, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government health care program.

In general, there is significant uncertainty with respect to the positive and negative effects the Affordable Care Act may have on reimbursement, utilization and the future design of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to predict those effects may differ materially from our expectations. Because of the many variables involved, we are unable to predict the ultimate net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending and Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Moreover, we are unable to predict the future course of federal, state and local health care regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to enter into and maintain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various HMOs and PPOs. The amount of our managed care net patient revenues during the year ended December 31, 2013 was $6.3 billion, which represented approximately 58% of our total net patient revenues before provision for doubtful accounts. Approximately 59% of our managed care net patient revenues for the year ended December 31, 2013 was derived from our top ten managed care payers. In the year ended December 31, 2013, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2013, approximately 58% of our net accounts receivable related to continuing operations were due from managed care payers.

Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. In addition, private payers are increasingly attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. The trend toward consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. It is not clear what impact, if any, the increased obligations on private payers imposed by the health care reform law will have on our ability to negotiate reimbursement increases. However, as various provisions of the Affordable Care Act are implemented, including the establishment of the exchanges, non-government payers may increasingly demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from private payers could be exacerbated if we are not able to manage our operating costs effectively.

Further changes in the Medicare and Medicaid programs or other government health care programs could have an adverse effect on our business.

For the year ended December 31, 2013, approximately 22% of our net patient revenues before provision for doubtful accounts for our general hospitals were related to the Medicare program, and approximately 9% of our net patient revenues before provision for doubtful accounts for our general hospitals were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

Several states in which we operate continue to face budgetary challenges due to the economic downturn and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. In addition, some states are implementing delays in issuing Medicaid payments to providers. As an alternative means of funding provider payments, most of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

The industry trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other health care facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal health care programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

There is a trend among private payers toward value-based purchasing of health care services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payers.

Our business continues to be adversely affected by a high volume of uninsured and underinsured patients, as well as declines in commercial managed care patients.

Like other organizations in the health care industry, we continue to provide services to a high volume of uninsured patients and more patients than in prior years with increased burdens of co-pays and deductibles due to changes in their health care plans. As a result, we continue to experience a high level of uncollectible accounts, and, unless our business mix shifts toward a greater number of insured patients as a result of the Affordable Care Act or otherwise, the trend of higher co-pays and deductibles reverses, or the economy improves and unemployment rates decline, we anticipate this high level of uncollectible accounts to continue or increase. In addition, even after implementation of the Affordable Care Act, we may continue to experience significant levels of bad debt expense and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government health care program.

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

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities (1) are more established or newer than ours, (2) may offer a broader array of services to patients and physicians than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. Furthermore, health care consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers; if any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

Continued consolidation in the health care industry will be a leading factor contributing to greater competition in our current markets and markets we may enter in the future. We also face increased competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. As is the case with our hospitals, some of our health plan competitors are owned by governmental agencies or non-profit corporations that have greater financial resources than we do. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

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

The success of our business depends in significant part on the number, quality and specialties of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we operate physician practices and, where permitted by law, employ physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their affiliation with our hospitals or admit their patients to competing hospitals at any time. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

Our hospital operations depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, pharmacists and lab technicians, as well as our employed physicians. We compete with other health care providers in recruiting and retaining physicians and qualified management responsible for the daily operations of our hospitals. In addition, like others in the health care industry, we continue to experience a shortage of seasoned nurses in certain key specialties and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced nurses, make greater investments in education and training for newly licensed nurses, or hire more expensive temporary or contract personnel. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2013, approximately 21% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 39 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating an initial contract at one of our hospitals where employees recently chose union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2014; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

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

Our business is subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the health care industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. In addition, Conifer’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, or give customers the right to terminate Conifer’s services agreements with them, among other things, any of which could have an adverse effect on Conifer’s business. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer. Furthermore, health care, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework negatively affecting health care providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We intend to continue expanding Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses by marketing these services to non-Tenet hospitals and other healthcare-related entities. However, the market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcing firms), as well as from the internal staffs of hospitals and other health care providers who, as described above, handle these processes internally. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

The failure to comply with debt collection and consumer credit reporting regulations could subject Conifer’s SOS subsidiary to fines and other liabilities, which could harm Conifer’s reputation and business, and could make it more difficult for Conifer to retain existing customers or attract new customers.

The Fair Debt Collection Practices Act regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by SOS, Conifer’s debt collection agency subsidiary, are subject to the FDCPA. Many states impose additional requirements on debt collection communications, and some of those requirements may be more stringent than the federal requirements. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. SOS could be subject to fines or other penalties if it is determined to have violated the FDCPA, the Fair Credit Reporting Act or analogous state laws, which could make it more difficult to retain existing customers or attract new customers and could otherwise harm Conifer’s business.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of health care services, we rely on our information technology in the day-to-day operation of our business to process, transmit and store sensitive or confidential data, including electronic health records, other protected health information, and financial, payment and other personal data of patients, as well as to store our proprietary and confidential business performance data. We utilize a diversified data and voice network, along with technology systems for billing, supply chain, clinical information systems and labor management. Although we have redundancies and other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure is vulnerable to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. Furthermore, our networks and technology systems are subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenues), and could result in potential liability and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Economic downturns and other economic factors have affected, and may continue to impact, our business, financial condition and results of operations.

We continue to be impacted by a number of industry-wide challenges, including constrained growth in patient volumes and high levels of bad debt expense. We believe factors associated with the recent economic downturn — including higher levels of unemployment, reductions in commercial managed care enrollment, and patient decisions to postpone or cancel elective and non-emergency health care procedures — have affected our volumes and our ability to collect outstanding receivables. The U.S. economy remains volatile. Instability in consumer spending and high unemployment rates continue to pressure many industries.

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

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could adversely affect our results of operations.

The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2013, we had approximately $10.8 billion of total long-term debt, as well as approximately $189 million in standby letters of credit outstanding under our senior secured revolving credit facility, which is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. From time to time, we expect to engage in additional capital market, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

Our substantial indebtedness could have important consequences, including the following:

•                       Our credit agreement and indentures contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. Our credit agreement also requires us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. The indentures contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions, or consolidate, merge or sell all or substantially all of our or their assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.

•                       We may be more vulnerable in the event of a deterioration in our business, in the health care industry or in the economy generally, or if federal or state governments set further limitations on reimbursement under the Medicare or Medicaid programs.

•                       We are required to dedicate a substantial portion of our cash flow to the payment of principal and interest on our indebtedness, which reduces the amount of funds available for our operations, capital expenditures and acquisitions.

•                       Our substantial indebtedness could limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs.

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreement and the indentures governing our outstanding senior notes and senior secured notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may be unable to successfully integrate Vanguard’s business with our business to realize the anticipated benefits of the acquisition or do so within the intended timeframe.

The success of our acquisition of Vanguard will depend, in part, on our ability to integrate Vanguard’s business and operations with our business and fully realize the anticipated benefits and synergies from combining our business with Vanguard’s business. On October 1, 2013 (the effective date of the acquisition), we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans with approximately 140,000 members. As such, we are devoting significant management attention and resources to integrating the business practices and operations of Vanguard with ours. Potential difficulties we may encounter as part of the integration process include the following:

•                  The costs of integration and compliance and the possibility that the full benefits anticipated to result from the acquisition will not be realized;

•                  Delays in the integration of strategies, operations and services;

•                  Diversion of the attention of our management as a result of the acquisition;

•                  Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•                  Retaining key executives and other employees;

•                  Challenges associated with creating and enforcing uniform standards, controls, procedures and policies;

•                  Complexities associated with managing Vanguard as a subsidiary of Tenet, including the challenge of integrating complex systems, technology, networks and other assets of Vanguard into those of Tenet in a manner that minimizes any adverse impact on patients, suppliers, employees and other constituencies;

•                  Potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including one-time cash costs to integrate Vanguard beyond current estimates; and

•                  The disruption of, or the loss of momentum in, our ongoing businesses.

If we are unable to successfully overcome the potential difficulties associated with the integration process and achieve our objectives following the acquisition, the anticipated benefits and synergies of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2013, we had federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax available to offset future taxable income. These NOL carryforwards will expire in the years 2024 to 2033. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could impact our results of operations.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$48.25	$33.00
Second Quarter	49.47	38.17
Third Quarter	47.08	36.87
Fourth Quarter	48.48	38.71
Year Ended December 31, 2012
First Quarter	$24.20	$18.36
Second Quarter	22.56	17.32
Third Quarter	25.76	17.24
Fourth Quarter	33.86	22.86

On February 14, 2014, the last reported sales price of our common stock on the NYSE composite tape was $46.56 per share. As of that date, there were 4,356 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

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

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Health Care Composite Index is a group of 55 companies involved in a variety of healthcare-related businesses. Because the Standard & Poor’s Health Care Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Health Management Associates, Inc. (HMA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).

Performance data assumes that $100.00 was invested on December 31, 2008 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/08	12/09	12/10	12/11	12/12	12/13
Tenet Healthcare Corporation	$100.00	$468.70	$581.74	$446.09	$705.87	$915.65
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
S&P Health Care	$100.00	$119.70	$123.17	$138.85	$163.69	$231.55
Peer Group	$100.00	$256.65	$319.12	$232.26	$332.07	$481.22

Repurchase of Common Stock. In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expired in December 2013. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan we maintained. Shares were repurchased at times and in amounts based on market conditions and other factors. Purchases during the year ended December 31, 2013 are shown in the table in Note 2 to our Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2009 through 2013. Because we acquired Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013, the 2013 columns in the tables below include results of operations for Vanguard and its consolidated subsidiaries for the three months ended December 31, 2013 only. The tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$12,074	$9,904	$9,371	$8,992	$8,785
Less: Provision for doubtful accounts	972	785	717	727	684
Net operating revenues	11,102	9,119	8,654	8,265	8,101
Operating expenses:
Salaries, wages and benefits	5,371	4,257	4,015	3,830	3,781
Supplies	1,784	1,552	1,548	1,542	1,534
Other operating expenses, net	2,701	2,147	2,020	1,857	1,831
Electronic health record incentives	(96)	(40)	(55)	—	—
Depreciation and amortization	545	430	398	380	373
Impairment and restructuring charges, and acquisition-related costs	103	19	20	10	27
Litigation and investigation costs, net of insurance recoveries	31	5	55	12	31
Operating income	663	749	653	634	524
Interest expense	(474)	(412)	(375)	(424)	(445)
Gain (loss) from early extinguishment of debt	(348)	(4)	(117)	(57)	97
Investment earnings	1	1	3	5	—
Net gain on sales of investments	—	—	—	—	15
Income (loss) from continuing operations, before income taxes	(158)	334	164	158	191
Income tax benefit (expense)	65	(125)	(61)	977	23
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$(93)	$209	$103	$1,135	$214
Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$(1.21)	$1.77	$0.58	$9.09	$1.67
Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$(1.21)	$1.70	$0.56	$8.03	$1.63

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us that impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures.

BALANCE SHEET DATA

	December 31,
	2013	2012	2011	2010	2009
	(In Millions)
Working capital (current assets minus current liabilities)	$782	$918	$542	$586	$689
Total assets	16,130	9,044	8,462	8,500	7,953
Long-term debt, net of current portion	10,690	5,158	4,294	3,997	4,272
Total equity	878	1,218	1,492	1,819	697

CASH FLOW DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Millions)
Net cash provided by operating activities	$589	$593	$497	$472	$425
Net cash used in investing activities	(2,164)	(662)	(503)	(420)	(125)
Net cash provided by (used in) financing activities	1,324	320	(286)	(337)	(117)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services, and management services businesses under our Conifer Health Solutions, LLC (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•                Management Overview

•                Sources of Revenue

•                Results of Operations

•                Liquidity and Capital Resources

•                Off-Balance Sheet Arrangements

•                Recently Issued Accounting Standards

•                Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same-hospital operations, as described below, and (ii) Vanguard and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the period from the date of acquisition through December 31, 2013. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Same-hospital information includes the results of our operations for all periods presented, including the same 49 hospitals operated during the years ended December 31, 2013, 2012 and 2011 (and any interim periods in those years), but excludes the results of legacy Vanguard operations, as well as our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. All amounts related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for the reverse stock split described in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this report. Furthermore, certain prior-year amounts have been reclassified to conform to the current-year presentation.

MANAGEMENT OVERVIEW

STRATEGIES AND TRENDS

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

Core Business Strategy—We are focused on providing high quality care to patients through our hospitals and outpatient centers, and offering an array of business process solutions primarily to health care providers through Conifer. With respect to our hospitals and outpatient business, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to increase the number of outpatient centers we own, and to negotiate favorable contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communication and engagement solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management.

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and major national private payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Performance Excellence Program initiatives, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues through organic growth and acquisitions, and to expand our Conifer business.

From time to time, we build new facilities, make strategic acquisitions of health care assets and companies, and enter into joint venture arrangements or affiliations with health care businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. On October 1, 2013, we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard. During 2013, we also purchased: (1) 11 ambulatory surgery centers (in one of which we had previously held a noncontrolling interest); (2) an urgent care center; (3) a provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals; (4) a medical office building; and (5) various physician practice entities. In addition, we entered into a partnership with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other health care services in the San Francisco Bay area, through which we will jointly develop and expand outpatient services and physician relationships to improve the efficiency and coordination of care in the Tri-Valley area and nearby communities in Northern California. Furthermore, we have signed a definitive agreement to acquire Emmanuel Medical Center, a 209-bed hospital located in Turlock, California.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the year ended December 31, 2013, we derived approximately 36% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, health care providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses by marketing these services to non-Tenet hospitals and other healthcare-related entities. Conifer provides services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the health care industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, clients for these services include health plans, self-insured employees and other entities.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). In 2013, we recognized approximately $96 million of Medicare electronic health record (“EHR”) and Medicaid ARRA HIT incentives in our Consolidated Statement of Operations. These incentives partially offset the operating expenses we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels, patient volumes and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We believe targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. In several markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Most recently, in February 2014, we announced that our Abrazo Health network of hospitals in the Phoenix, Arizona area had signed an agreement enabling investment in the funding and expansion of Arizona Care Network. Under the terms of the agreement, Abrazo Health will have a 50% ownership interest in the Arizona Care Network, a clinically integrated network and ACO. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by government payers, we anticipate that we will begin to receive reimbursement for caring for previously uninsured and underinsured patients as early as this year. Through collaborative efforts with local community organizations, we have launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is critical that we continue to make steady and measurable progress in 2014 in successfully integrating Vanguard’s business and operations into our business processes. The benefits that come from our larger scale and combined expertise will be fully realized only when we are operating as one efficient and cohesive organization. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RESULTS OF OPERATIONS—OVERVIEW

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the statistics from the hospitals included in the Vanguard acquisition only for the three months ended December 31, 2013. We believe this information is useful to investors because it reflects the significant increase to the scale of our operations as a result of our acquisition of Vanguard.

	Total Hospital Continuing Operations
	Three Months Ended December 31,
	2013	2012	Increase (Decrease)
Total admissions	190,506	125,290	52.1%
Adjusted patient admissions(1)	325,410	199,191	63.4%
Surgeries – inpatient	53,119	34,511	53.9%
Surgeries – outpatient	115,611	63,534	82.0%
Total surgeries	168,730	98,045	72.1%
Patient days – total	880,737	580,426	51.7%
Adjusted patient days(1)	1,481,291	915,231	61.8%
Average length of stay (days)	4.62	4.63	(0.2)%
Average licensed beds	20,294	13,216	53.6%
Utilization of licensed beds(2)	47.2%	47.7%	(0.5	)%(3)
Total outpatient visits	1,875,684	1,053,499	78.0%
Net inpatient revenues	$2,372	$1,544	53.6%
Net outpatient revenues	$1,357	$821	65.3%
Net inpatient revenue per admission	$12,451	$12,323	1.0%
Net inpatient revenue per patient day	$2,693	$2,660	1.2%
Net outpatient revenue per visit	$723	$779	(7.2)%
Net patient revenue per adjusted admission	$11,459	$11,873	(3.5)%

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

(3)         The change is the difference between the amounts shown for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Operating Statistics on a Same-Hospital Basis—Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2013 and 2012 on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on October 1, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)
Total admissions	122,404	125,290	(2.3)%
Adjusted patient admissions(1)	198,129	199,191	(0.5)%
Paying admissions (excludes charity and uninsured)	113,573	116,611	(2.6)%
Charity and uninsured admissions	8,831	8,679	1.8%
Admissions through emergency department	76,872	77,465	(0.8)%
Paying admissions as a percentage of total admissions	92.8%	93.1%	(0.3	)%(2)
Charity and uninsured admissions as a percentage of total admissions	7.2%	6.9%	0.3	%(2)
Emergency department admissions as a percentage of total admissions	62.8%	61.8%	1.0	%(2)
Surgeries – inpatient	34,198	34,511	(0.9)%
Surgeries – outpatient	84,878	63,534	33.6%
Total surgeries	119,076	98,045	21.5%
Patient days – total	574,796	580,426	(1.0)%
Adjusted patient days(1)	920,975	915,231	0.6%
Average length of stay (days)	4.70	4.63	1.5%
Average licensed beds	13,179	13,216	(0.3)%
Utilization of licensed beds(3)	47.4%	47.7%	(0.3	)%(2)

(1)     Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)     The change is the difference between the amounts shown for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

(3)  Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions decreased by 2,886, or 2.3%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Total surgeries increased by 21.5% in the three months ended December 31, 2013 compared to the same period in 2012, comprised of a 33.6% increase in outpatient surgeries partially offset by a 0.9% decrease in inpatient surgeries. Our emergency department admissions decreased 0.8% in the three months ended December 31, 2013 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the decrease in our total admissions. Charity and uninsured admissions increased 1.8% in the three months ended December 31, 2013 compared to the three months ended December 31, 2012, while paying admissions decreased 2.6%.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Outpatient Visits	2013	2012	Increase (Decrease)
Total visits	1,088,194	1,053,499	3.3%
Paying visits (excludes charity and uninsured)	974,396	941,658	3.5%
Charity and uninsured visits	113,798	111,841	1.7%
Emergency department visits	404,950	399,711	1.3%
Surgery visits	84,878	63,534	33.6%
Paying visits as a percentage of total visits	89.5%	89.4%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	10.5%	10.6%	(0.1	)%(1)

(1)     The change is the difference between the amounts shown for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Total same-hospital outpatient visits increased 34,695, or 3.3%, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. All four of our same-hospital regions and our Philadelphia market reported increased outpatient visits in the three months ended December 31, 2013, with the strongest growth occurring in our California and Florida regions. Approximately 39% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 33.6% in the three months ended December 31, 2013 compared to the same period in 2012. Charity and uninsured outpatient visits increased by 1.7% in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Revenues	2013	2012	Increase (Decrease)
Net operating revenues	$2,471	$2,331	6.0%
Revenues from the uninsured	$169	$165	2.4%
Net inpatient revenues(1)	$1,521	$1,544	(1.5)%
Net outpatient revenues(1)	$864	$821	5.2%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $72 million and $71 million for the three months ended December 31, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $97 million and $94 million for the three months ended December 31, 2013 and 2012, respectively.

Net operating revenues increased by $140 million, or 6.0%, on a same-hospital basis in the three months ended December 31, 2013 compared to the same period in 2012, primarily due to an increase in outpatient volumes, improved managed care pricing, and increased revenues from services provided by our Conifer subsidiary to third parties, partially offset by a decrease in inpatient volumes. Net operating revenues in the three months ended December 31, 2013 included $71 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $72 million in the same period in 2012 on a same-hospital basis, which amounts included net revenues related to the California provider fee program of $19 million and $12 million, respectively. Net patient revenues increased by 0.8% in the three months ended December 31, 2013 compared to the same period in 2012.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,426	$12,323	0.8%
Net inpatient revenue per patient day	$2,646	$2,660	(0.5)%
Net outpatient revenue per visit	$794	$779	1.9%
Net patient revenue per adjusted patient admission(1)	$12,038	$11,873	1.4%
Net patient revenue per adjusted patient day(1)	$2,590	$2,584	0.2%

(1)     Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission increased 0.8% in the three months ended December 31, 2013 compared to the same period in 2012. The increase primarily reflects improved terms in our contracts with commercial managed care payers, partially offset by an adverse shift in payer mix. The 1.9% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)
Provision for doubtful accounts	$205	$200	2.5%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.7%	7.9%	(0.2	)%(1)
Collection rate on self-pay accounts(2)	28.7%	28.9%	(0.2	)%(1)
Collection rate on commercial managed care accounts	98.3%	98.0%	0.3	%(1)

(1)     The change is the difference between the amounts shown for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

(2)     Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $5 million, or 2.5%, in the three months ended December 31, 2013 compared to the same period in 2012. The increase in the absolute amount of provision for doubtful accounts primarily related to an increase in uninsured patient revenues and higher patient co-pays and deductibles in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.7% at December 31, 2013 and 28.9% at December 31, 2012.

	Same-Hospital Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,050	$1,010	4.0%
Supplies	397	388	2.3%
Other operating expenses	535	506	5.7%
Total	$1,982	$1,904	4.1%
Conifer
Salaries, wages and benefits	$169	$81	108.6%
Other operating expenses	59	37	59.5%
Total	$228	$118	93.2%
Total
Salaries, wages and benefits	$1,219	$1,091	11.7%
Supplies	397	388	2.3%
Other operating expenses	594	543	9.4%
Total	$2,210	$2,022	9.3%
Rent/lease expense(1)
Hospital Operations and other	$35	$39	(10.3)%
Conifer	4	3	33.3%
Total	$39	$42	(7.1)%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,138	$1,103	3.2%
Supplies per adjusted patient day	431	424	1.7%
Other operating expenses per adjusted patient day	562	553	1.6%
Total per adjusted patient day	$2,131	$2,080	2.5%
Salaries, wages and benefits per adjusted patient admission	$5,289	$5,071	4.3%
Supplies per adjusted patient admission	2,004	1,948	2.9%
Other operating expenses per adjusted patient admission	2,615	2,540	3.0%
Total per adjusted patient admission	$9,908	$9,559	3.7%

(1)     Included in other operating expenses.

(2)     Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to the provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals, which we acquired during the three months ended September 30, 2013.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 2.5% and 3.7% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Salaries, wages and benefits per adjusted patient admission increased by approximately 4.3% in the three months ended December 31, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees and increased contract labor expense in the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Supplies expense per adjusted patient admission increased by 2.9% in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The increase in supplies expense was primarily attributable to increased costs of pharmaceuticals and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 3.0% in the three months ended December 31, 2013 compared to the same period in 2012. This change is primarily due to increased medical fees related to employed physicians and increased malpractice expense, partially offset by decreases in legal and consulting costs. Malpractice expense in the 2013 period included a favorable adjustment of approximately $3 million due to a 43 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an favorable adjustment of $1 million as a result of a 14 basis point increase in the interest rate in the 2012 period.

Salaries, wages and benefits expense for Conifer increased by $88 million in the three months ended December 31, 2013 compared to the three months ended December 31, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership, the Vanguard acquisition and Conifer’s two acquisitions in the three months ended December 31, 2012.

Other operating expenses for Conifer increased by $22 million in the three months ended December 31, 2013 compared to the three months ended December 30, 2012 primarily due to additional operating expenses related to the new CHI partnership, the Vanguard acquisition and Conifer’s two acquisitions in the three months ended December 31, 2012.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2013 and 2012 of the following items:

	Three Months Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(58)	$(7)	$(103)	$(19)
Litigation and investigation costs	(28)	(2)	(31)	(5)
Loss from early extinguishment of debt	—	(4)	(348)	(4)
Pre-tax impact	$(86)	$(13)	$(482)	$(28)
Total after-tax impact	$(60)	$(8)	$(315)	$(18)
Diluted per-share impact of above items	$(0.60)	$(0.08)	$(3.06)	$(0.17)
Diluted earnings (loss) per share, including above items	$(0.17)	$0.52	$(1.21)	$1.70

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $113 million at December 31, 2013, an increase of $31 million from $82 million at September 30, 2013.

Significant cash flow items in the three months ended December 31, 2013 included:

•                Capital expenditures of $293 million;

•                Interest payments of $131 million;

•                Payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements of $78 million;

•                $195 million of net proceeds from borrowings under our revolving credit facility;

•                $1.373 billion of payments to acquire Vanguard and various outpatient, physician practice and other healthcare-related businesses, net of cash acquired;

•                $100 million of payments to repurchase common stock;

•                $3.125 billion of payments to retire Vanguard long-term debt; and

•                $4.600 billion of proceeds from the issuance of our 6% senior secured notes due 2020 ($1.800 billion) and 8 1/8% senior notes due 2020 ($2.800 billion).

Net cash provided by operating activities was $589 million in the year ended December 31, 2013 compared to $593 million in the year ended December 31, 2012. Key negative and positive factors contributing to the change between the 2013 and 2012 periods include the following:

•                  Increased income from continuing operations before income taxes of $139 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization in the year ended December 31, 2013 compared to the year ended December 31, 2012;

•                  The unfavorable impact of increased DSH receivables of $30 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $20 million less cash used in operating activities from discontinued operations;

•                  An increase of $51 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•                  $50 million of additional interest payments primarily due to $37 million of interest payments related to the Vanguard debt refinanced in connection with the acquisition on October 1, 2013; and

•                  Income tax payments of $6 million in the year ended December 31, 2013 compared to $13 million in the year ended December 31, 2012.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2013	2012	2011
Medicare	21.8%	23.4%	23.1%
Medicaid	9.0%	8.4%	9.0%
Managed care	58.1%	57.4%	57.2%
Indemnity, self-pay and other	11.1%	10.8%	10.7%

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2013	2012	2011
Medicare	28.0%	28.9%	29.6%
Medicaid	11.7%	12.2%	12.8%
Managed care	50.0%	48.8%	47.9%
Indemnity, self-pay and other	10.3%	10.1%	9.7%

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

The Affordable Care Act is changing how health care services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the Affordable Care Act requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. On July 2, 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. On February 10, 2014, the requirements of the employer mandate were further delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delays in the employer mandate will have a discernible effect on insurance coverage. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. The expansion of the Medicaid program (which will be substantially funded by the federal government) in each state will require state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. As of December 31, 2013, 25 states and the District of Columbia have taken action to expand Medicaid and four others are considering action. We currently operate hospitals in five of the states that are expanding and two of the states that are considering expansion. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs. We anticipate that health care providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid DSH payments beginning, with respect to Medicare payments, in federal fiscal year (“FFY”) 2014 and, with respect to Medicaid payments, in FFY 2016, as the number of uninsured individuals declines. We are unable to predict the ultimate net effect of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage

(sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2013, 2012, and 2011 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2013	2012	2011
Medicare severity-adjusted diagnosis-related group – operating	$1,201	$1,109	$1,126
Medicare severity-adjusted diagnosis-related group – capital	107	98	100
Outliers	53	51	44
Outpatient	632	522	462
Disproportionate share	250	217	214
Direct Graduate and Indirect Medical Education(1)	138	96	97
Other(2)	42	66	70
Adjustments for prior-year cost reports and related valuation allowances	32	109	—
Total Medicare net patient revenues	$2,455	$2,268	$2,113

(1)     Includes Indirect Medical Education revenue earned by our children’s hospitals under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.

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

Acute Care Hospital Inpatient Prospective Payment System

Medicare Severity-Adjusted Diagnosis-Related Group Payments—Sections 1886(d) and 1886(g) of the Social Security Act (the “Act”) set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system (“PPS”). Under the inpatient prospective payment systems (“IPPS”), Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.

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

Disproportionate Share Hospital Payments— In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Prior to October 1, 2013, DSH payments were determined annually based on certain statistical information defined by CMS and calculated as a percentage add-on to the MS-DRG payments. Section 3133 of the Affordable Care Act revises the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2014. Under the revised methodology, hospitals will receive 25% of the amount they previously would have received under the pre-ACA formula. This amount is referred to as the “Empirically Justified Amount.”

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC DSH Amount”). The UC DSH Amount is a hospital’s share of a pool of funds that equal 75% of what otherwise would have been paid as Medicare DSH, adjusted for changes in the percentage of individuals that are uninsured. For FFY 2014, each Medicare DSH hospital’s share of the UC DSH Amount pool is based on its share of insured low income days reported by all Medicare DSH hospitals.

During 2013, 68 of our hospitals in continuing operations qualified for DSH payments. One of the variables used in the pre-ACA DSH formula is the number Medicare inpatient days attributable to patients receiving Supplemental Security Income (“SSI”) who are also eligible for Medicare Part A benefits divided by total Medicare inpatient days (the “SSI Ratio”). In an earlier rulemaking, CMS established a policy of including not only days attributable to Medicare Traditional patients, but also Medicare Advantage patients in the SSI ratio. During the three months ended March 31, 2012, CMS released revised SSI ratios for FFYs 2006 and 2007, and SSI ratios for FFYs 2008 and 2009, which, according to CMS, include the Medicare Advantage days; the SSI ratios for subsequent periods also include the Medicare Advantage days. Beginning in 2009, we established reserves for the estimated impact of including the Medicare Advantage days in the SSI ratio, and during 2013, cost report settlements for substantially all of the periods for which we established reserves were settled.

The Medicare DSH statutes and regulations have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in these appeals, including challenges to the inclusion of Medicare Advantage days in the SSI ratios. These types of appeals generally take several years to resolve, particularly for multi-hospital organizations, because of CMS’ administrative appeal rules. During the three months ended December 31, 2012, the federal district court in the District of Columbia ruled in Allina Health Services v. Sebelius (“Allina”) that the Secretary of HHS failed to follow the Administrative Procedures Act when promulgating the regulation requiring the inclusion of the Medicare Advantage days in the SSI ratios. The court remanded the matter to the Secretary and vacated the regulation it found to be improperly promulgated. Subsequently, the Secretary appealed the district court’s order. Oral arguments in Allina were heard at the U.S. Court of Appeals for the D.C. Circuit Court in February 2014. Our DSH SSI appeals are pending; however, the outcome of the aforementioned case could influence the disposition of our appeals. We cannot predict the timing or outcome of our DSH appeals; however, a favorable outcome of our appeals could have a material impact on our future revenues and cash flows. We are also not able to predict what additional action the Secretary might take with respect to the regulation vacated by the district court.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2013, 29 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments. Medicare rules permit teaching hospitals to enter into Medicare Graduate Medical Education Affiliation Agreements for the purpose of applying the FTE limits on an aggregate basis, and some of our teaching hospitals have entered into such agreements.

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

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system.

To be paid under the IRF-PPS, each hospital or unit must demonstrate on an annual basis that at least 60% of its total population had either a principal or secondary diagnosis that fell within one of 13 diagnosis categories or have qualifying conditions designated in the Medicare regulations governing IRFs. As of December 31, 2013, all of our rehabilitation units were in compliance with the required 60% threshold.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.0%, 8.4% and 9.0% of net patient revenues before provision for doubtful accounts at our continuing general hospitals for the years ended December 31, 2013, 2012 and 2011, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2013, 2012 and 2011, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $428 million, $283 million and $255 million, respectively. The 2013 amount includes three months of revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013.

Several states in which we operate continue to face budgetary challenges due to the economic downturn and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. In addition, some states are implementing delays in issuing Medicaid payments to providers. As an alternative means of funding provider payments, many of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

During the year ended December 31, 2013, we recorded net revenues of $115 million related to California Hospital Quality Assurance Fee (“HQAF”) program. The Governor of California signed the HQAF renewal bill into law in October 2013, extending California’s provider fee program for three years (with a framework to renew the program for at least three additional years beyond 2016) and reversing Medi-Cal cuts for some hospital skilled-nursing facilities, among other things. Based on the most recent estimates from the California Hospital Association, the extension of the HQAF program authorized by the legislation will result in additional revenues for our hospitals, net of provider fees and other expenses, of approximately $475 million over the three-year period ending December 31, 2016.

During the three months ended December 31, 2012, certain of our Texas hospitals began to participate in the Texas 1115 demonstration waiver approved by CMS in December 2011 to replace the state’s Upper Payment Limit program. The waiver term covers state fiscal years September 1, 2012 through August 31, 2016, is funded by intergovernmental transfer payments from local government entities, and includes two funding pools — Uncompensated Care and Delivery System Reform Payment. We recognized $15 million of revenues associated with this 1115 waiver program during the three months ended December 31, 2012. Separately, during the same period we incurred $13 million of expenses related to funding indigent care services by certain of our Texas hospitals. In 2013, we recognized $94 million of revenues from the Texas 1115 waiver programs, and we incurred $55 million of expense related to funding indigent care services by certain of our Texas hospitals. We cannot provide any assurances as to the ultimate amount of revenues that our hospitals may receive from this program in 2014.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps or deficits, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2013, 2012 and 2011 are set forth in the table below:

	Years Ended December 31,
	2013		2012		2011
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
California	$242	$164	$198	$148	$221	$127
Florida	178	65	178	61	184	60
Texas	151	151	67	123	64	114
Georgia	77	35	85	38	88	40
Pennsylvania	74	200	72	209	91	195
Michigan	64	96	—	—	—	—
Missouri	64	6	70	5	52	5
North Carolina	34	5	40	—	23	—
Illinois	33	6	—	—	—	—
South Carolina	22	25	34	25	40	22
Alabama	13	—	31	—	29	—
Arizona	9	21	—	—	—	—
Massachusetts	9	8	—	—	—	—
Tennessee	6	27	8	29	10	30
	$976	$809	$783	$638	$802	$593

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the IPPS. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 2, 2013, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2014 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•                A market basket increase of 2.5% for MS-DRG operating payments for hospitals reporting specified quality measure data (hospitals that do not report specified quality measure data would receive an increase of 0.5%); CMS is also making certain adjustments to the 2.5% market basket increase that result in a net market basket update of 0.7%, including:

•                  Market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.3% and 0.5%, respectively;

•                  A documentation and coding recoupment reduction of 0.8% as part of the recoupment required by the American Taxpayer Relief Act of 2012; and

•                  A 0.2% reduction to offset the cost of a policy on admission and medical review criteria;

•                A methodology to implement Medicare DSH reductions required by the Affordable Care Act;

•                A 0.9% net increase in the capital federal MS-DRG rate; and

•                A decrease in the cost outlier threshold from $21,821 to $21,748.

The aforementioned admission and medical review criteria for which CMS imposed a 0.2% reduction to the market basket establishes a new policy (referred to as “the two-midnight rule”) with respect to how short hospital stays will be paid. Generally, under the two-midnight rule, claims for inpatient admissions spanning two or more midnights may continue to be billed as inpatient care under the IPPS. The new policy requires, with a few limited exceptions, hospital stays that are shorter than “two midnights” to be categorized as outpatient care and billed under the OPPS. In September 2013, CMS instructed its contractors to delay enforcement of the two-midnight rule for 90 days; CMS subsequently extended the enforcement delay through September 30, 2014. Our hospitals, along with many other hospitals nationally, are participating in a challenge to CMS’s calculation of the 0.2% reduction to the IPPS market basket associated with the two-midnight rule.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 1.0% increase in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final IPPS Rule as applied to our IPPS payments for the 12 months ended September 30, 2013, the estimated annual impact for all changes in the Final IPPS Rule on our hospitals is an increase in our Medicare inpatient revenues of approximately $23 million. Because of the uncertainty associated with the other factors that may influence our future IPPS payments by individual hospital, including legislative action, regulatory and policy changes, admission volumes, length of stay, case mix, the redistributive effects of the Medicare DSH reductions and the two-midnight rule, we cannot provide any assurances regarding our estimate.

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

At December 31, 2013, 18 of our general hospitals operated inpatient psychiatric units reimbursed under the IPF-PPS. CMS projects that the combined impact of the payment and policy changes included in the IPF-PPS Notice will yield an average 2.3% increase in payments for all IPFs (including psychiatric units in acute care hospitals) and an average 2.5% increase in payments for psychiatric units of acute care hospitals located in urban areas for FFY 2014. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the 12 months ended September 30, 2013, the annual impact of all payment and policy changes in the IPF-PPS Notice on our IPF-PPS psychiatric units may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the aforementioned changes.

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

At December 31, 2013, 16 of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.3%. This estimated increase includes an average 2.8% increase for rehabilitation units in hospitals located in urban areas for FFY 2014. Using the urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the 12 months ended September 30, 2013, the annual impact of the payment and policy changes in the IRF-PPS Final Rule on the inpatient rehabilitation units we operated on that date may result in an estimated increase in our Medicare revenues of less than $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On November 27, 2013, CMS released the Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems final rules for the calendar year 2014 (“Final OPPS Rule”). The Final OPPS Rule includes the following payment and policy changes:

•                  A net update to OPPS payments equal to 1.7% resulting from the estimated market basket of 2.5%, minus an estimated productivity adjustment of 0.5% and a market basket reduction of 0.3%, both of which are required under certain provisions of the Affordable Care Act;

•                  The discontinuation of multiple codes for hospital clinic departments and conversion to single codes for those services; and

•                  An increase in the number of items and services that are packaged into the OPPS Ambulatory Payment Classification payments.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS Rule will yield an average 1.9% increase in payments for all hospitals and an average 2.0% increase in payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS Rule on the hospitals we owned on December 31, 2013 is an $27 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals, and other factors that may influence our future

OPPS payments by individual hospital, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On November 27, 2013, CMS released the final update to the Medicare Physician Fee Schedule (“MPFS”) for calendar year 2014. The MPFS is the schedule of rates Medicare pays for physician and other professional services and is updated annually. The MPFS update is determined by the “sustainable growth rate” (“SGR”) formula in accordance with the Balanced Budget Act of 1997. CMS estimates that the calendar year 2014 update to the MPFS would result in a reduction to payments of approximately 20.1%. For the past 10 years, negative adjustments to the MPFS resulting from the SGR formula have been overridden by Congress. Because of budget neutrality requirements, these overrides have been funded in part with reductions to hospital and other provider payments. On December 26, 2013, the President signed into law House Joint Resolution 59, also known as the Bipartisan Budget Act of 2013 and the Pathway for SGR Reform Act of 2013. The resolution averts the 20.1% reduction and replaces it with a 0.5% increase to the conversion factor for the MPFS through March 31, 2014.

Although the historical pattern suggests that Congress will override the SGR formula reduction for the remainder of 2014, we cannot provide any assurances in that regard. Because a temporary or permanent change to the SGR formula would likely involve payment reductions to other providers (including hospitals), we cannot predict what impact such changes would have on our future net revenues or cash flows.

Medicare Claims Reviews

HHS estimates that approximately 10.1% of all Medicare Fee-For-Service (“FFS”) claim payments in FFY 2013 were improper. The Improper Payments Information Act of 2002, amended by the Improper Payments Elimination and Recovery Act of 2010, requires the heads of federal agencies, including HHS, to annually review programs it administers to:

•                  Identify programs that may be susceptible to significant improper payments;

•                  Estimate the amount of improper payments in those programs;

•                  Submit those estimates to Congress; and

•                  Describe the actions the agency is taking to reduce improper payments in those programs.

CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. As a result, in addition to the Recovery Audit Contractor (“RAC”) program, which currently performs post-payment claims reviews, CMS has recently established initiatives to prevent improper payments before a claim is processed. These initiatives include a significant increase in the number of prepayment claims reviews performed by MACs.

Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment claims denials are subject to administrative and judicial review. We have established robust protocols to respond to claims reviews and payment denials. Payment recoveries resulting from MAC reviews can be appealed through administrative and judicial processes, and we intend to pursue the reversal of adverse determinations where appropriate. In addition to overpayments that are not reversed on appeal, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have a material adverse effect on our cash flows and results of operations.

Affordable Care Act

The ACA is changing how health care services in the United States are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth and other reductions in Medicare program spending, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The expansion of health insurance coverage under the ACA may result in a material increase in the number of patients using our facilities who have either private or public program coverage. On the other hand, the ACA provides for significant reductions in Medicare market basket updates and decreases in Medicare and Medicaid DSH payments. Given that approximately 31% of our net patient revenues before provision for doubtful accounts in 2013 were from Medicare and Medicaid, reductions to these programs may significantly impact us and could offset any positive effects of the ACA.

In addition to increasing funding for the CMS Medicaid Integrity Program, which employs Medicaid Integrity Contractors to audit Medicaid claims, the ACA expanded the RAC program’s scope to include Medicare Advantage plans and Medicaid claims beginning in 2012. We cannot predict with certainty the impact of these programs on our future results of operations or cash flows.

As described in greater detail under Item 1, Business — Health Care Regulation and Licensing, of Part I of this report, there is significant uncertainty with respect to the positive and negative effects the ACA may have on reimbursement, utilization and the future design of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to predict those effects may differ materially from our expectations. Because of the many variables involved, we are unable to predict the ultimate net effect on our future revenues and operations of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending and Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us.

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

We anticipate that we will incur selected operating expenses related to our overall HIT program of approximately $145 million in 2014 compared to approximately $105 million of Medicare and Medicaid EHR incentive payments we expect to recognize. In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Hospitals that fail to become meaningful users of EHRs or fail to submit quality data by 2015 will be subject to penalties in the form of a reduction to Medicare payments. This reduction, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals, including those acquired as part of the Vanguard acquisition, fail to become meaningful users of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of approximately $15 million, $35 million and $55 million in 2015, 2016, and 2017 and subsequent years, respectively.

During the year ended December 31, 2013, we recognized approximately $96 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs as a result of 54 of our hospitals and certain of our employed physicians demonstrating meaningful use of certified EHR technology. These incentives partially offset approximately $117 million of selected operating expenses we incurred in 2013 related to our overall HIT program. The final Medicare EHR incentive payments are determined when the cost report that begins in the federal fiscal year during which the hospital achieved meaningful use is settled. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

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

The American Taxpayer Relief Act of 2012

The American Taxpayer Relief Act of 2012 delayed by two months the effective date of the automatic reductions (referred to as “sequestration”) in federal spending, including a 2% reduction in Medicare payments, mandated by the Budget Control Act of 2011 that was originally scheduled to take effect on February 1, 2013. On March 1, 2013, the President signed an order to begin the sequestration. Effective April 1, 2013, all Medicare payments to providers began to be reduced by 2% and will continue to be paid at the reduced rate as long as the sequestration is in effect. As of December 31, 2013, Congress had not taken any action to reduce or eliminate the sequestration adjustment. Any such action would likely require other payments reductions in order to maintain budget neutrality. We cannot predict how long the sequestration will be in effect, nor can we predict what Medicare payment, eligibility and coverage changes, if any, will be enacted in lieu of the sequestration.

The Continuing Appropriations and Consolidated Appropriations Acts of 2014

On October 17, 2013, the President signed the Continuing Appropriations Act, 2014 into law, which provided FFY 2014 appropriations for projects and activities of the federal government at sequestration levels through January 15, 2014 and extended the U.S. debt limit through February 7, 2014. The law also included provisions intended to strengthen eligibility verification of those who apply for insurance subsidies under the Affordable Care Act. On January 17, 2014, the President signed the Consolidated Appropriations Act of 2014 into law, which continues appropriations for FFY 2014, but does not provide any new funding for the ACA. We cannot predict what further actions Congress or the President may take with respect to appropriations or the debt limit or the effect, if any, of such actions on our net revenues or cash flows.

The Bipartisan Budget Act of 2013

As described above, the Bipartisan Budget Act of 2013 averted a 20.1% reduction to payments under the MPFS and replaced it with a 0.5% increase for the period January 1, 2014 through March 31, 2014. Other significant Medicare and Medicaid provisions of the Bipartisan Budget Act included:

•                  A delay in the reductions to Medicaid DSH allotments to states required under the ACA until FFY 2016 (the reductions were originally scheduled to begin in FFY 2014);

•                  A continuation of the Medicare sequestration reductions through the remainder of FFY 2014; and

•                  An extension of the sequestration for mandatory programs, including Medicare, for another two years through 2023.

MedPAC FFY 2014 Recommendations

Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Generally, the MedPAC opposes sequestration as a way to reduce payments, particularly below the base rate, because the MedPAC favors a more targeted approach to achieve savings. In January 2014, the MedPAC voted in favor of three recommendations for hospital inpatient and outpatient services, two of which affect acute care hospitals. Specifically, the MedPAC voted that Congress should direct HHS to:

•                  Reduce or eliminate the differences in payment rates between outpatient departments and physicians’ offices for selected APCs; and

•                  Increase payment rates for the IPPS and OPPS in FFY 2015 by 3.25%.

We expect these recommendations to be included in the forthcoming MedPAC Annual Report to Congress. Congress is not obligated to adopt the MedPAC recommendations and, based on outcomes in previous years, there can be no assurance Congress will adopt such recommendations in a given year. We cannot predict what actions, if any, Congress, HHS or CMS will take with respect to the MedPAC recommendations or the effect, if any, of such actions on our net revenues or cash flows.

Extension of Medicare Sequestration

In February 2014, the President signed into law legislation that includes the restoration of certain military pension benefits and extension of the Medicare sequestration payment reductions for an additional year through FFY 2014.

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

PPOs generally offer limited benefits to members who use non-contracted health care providers. PPO members who use contracted health care providers receive a preferred benefit, typically in the form of lower co-pays, co-insurance or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans, including high-deductible health care plans that may have limited benefits, but cost the employee less in premiums.

The amount of our managed care net patient revenues during the years ended December 31, 2013, 2012 and 2011 was $6.3 billion, $5.4 billion and $5.1 billion, respectively. Approximately 59% of our managed care net patient revenues for the year ended December 31, 2013 was derived from our top ten managed care payers. Approximately 44% of the total net managed care revenues of our same-hospitals owned for at least one year was generated from national payers. The remainder comes from regional or local payers. At December 31, 2013 and 2012 approximately 58% and 52%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2013, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care

Act will have on our commercial managed care volumes and payment rates. In the year ended December 31, 2013, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for health care expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of health care and selection of health care providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is admitted through our hospitals’ emergency departments and often requires high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe that our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including increased unemployment rates, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-pays and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectability problems. At both December 31, 2013 and 2012, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer, of Part I of this report.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2013, 2012 and 2011 were approximately $545 million, $430 million and $379 million, respectively. We also provide charity care to patients who are financially unable to pay for the health care services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2013, 2012 and 2011 were approximately $428 million, $283 million and $255 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2013, 2012 and 2011 were $158 million, $136 million and $113 million, respectively. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Increase (Decrease)
Net operating revenues:
General hospitals	$10,888	$9,436	$1,452
Other operations	1,186	468	718
Net operating revenues before provision for doubtful accounts	12,074	9,904	2,170
Less provision for doubtful accounts	972	785	187
Net operating revenues	11,102	9,119	1,983
Operating expenses:
Salaries, wages and benefits	5,371	4,257	1,114
Supplies	1,784	1,552	232
Other operating expenses, net	2,701	2,147	554
Electronic health record incentives	(96)	(40)	(56)
Depreciation and amortization	545	430	115
Impairment of long-lived assets and goodwill, and restructuring charges	103	19	84
Litigation and investigation costs	31	5	26
Operating income	$663	$749	$(86)

	Years Ended December 31,
	2013	2012	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	48.4%	46.7%	1.7%
Supplies	16.1%	17.0%	(0.9)%
Other operating expenses, net	24.3%	23.5%	0.8%
Electronic health record incentives	(0.9)%	(0.4)%	(0.5)%
Depreciation and amortization	4.9%	4.7%	0.2%
Impairment of long-lived assets and goodwill, and restructuring charges	0.9%	0.2%	0.7%
Litigation and investigation costs	0.3%	0.1%	0.2%
Operating income	6.0%	8.2%	(2.2)%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our recently acquired health plans. Revenues from our general hospitals represented approximately 90% and 95% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2013 and 2012, respectively.

Net operating revenues from our other operations were $1.186 billion and $468 million in the years ended December 31, 2013 and 2012, respectively. The increase in net operating revenues from other operations during 2013 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our recently acquired health plans and additional physician practices. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $15 million and $8 million for each of the years ended December 31, 2013 and 2012, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the statistics from the 28 hospitals we acquired from Vanguard on October 1, 2013.

	Total Hospital Continuing Operations
	Years Ended December 31,
	2013	2012	Increase (Decrease)
Total admissions	558,726	506,485	10.3%
Adjusted patient admissions(1)	915,276	796,520	14.9%
Surgeries – inpatient	155,634	141,288	9.9%
Surgeries – outpatient	334,233	239,667	39.5%
Total surgeries	489,867	380,955	28.6%
Patient days – total	2,621,245	2,368,916	10.7%
Adjusted patient days(1)	4,243,334	3,693,218	14.9%
Average length of stay (days)	4.69	4.68	0.2%
Average licensed beds	14,963	13,187	13.5%
Utilization of licensed beds(3)	48.0%	49.1%	(1.1	)%(2)
Total outpatient visits	5,074,606	4,167,114	21.8%
Net inpatient revenues	$6,952	$6,200	12.1%
Net outpatient revenues	$3,859	$3,167	21.9%
Net inpatient revenue per admission	$12,443	$12,241	1.7%
Net inpatient revenue per patient day	$2,652	$2,617	1.3%
Net outpatient revenue per visit	$760	$760	—%
Net patient revenue per adjusted admission	$11,812	$11,760	0.4%

The tables below show certain selected historical operating statistics of our continuing hospitals on a same-hospital basis, where noted, and exclude the results of our acquisition of Vanguard effective October 1, 2013 because it has not been owned for more than one calendar year.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2013	2012	Increase (Decrease)
Total admissions	490,624	506,485	(3.1)%
Adjusted patient admissions(1)	787,995	796,520	(1.1)%
Paying admissions (excludes charity and uninsured)	455,550	470,756	(3.2)%
Charity and uninsured admissions	35,074	35,729	(1.8)%
Admissions through emergency department	308,200	312,902	(1.5)%
Paying admissions as a percentage of total admissions	92.9%	92.9%	—	%(2)
Charity and uninsured admissions as a percentage of total admissions	7.1%	7.1%	—	%(2)
Emergency department admissions as a percentage of total admissions	62.8%	61.8%	1.0	%(2)
Surgeries – inpatient	136,713	141,288	(3.2)%
Surgeries – outpatient	303,500	239,667	26.6%
Total surgeries	440,213	380,955	15.6%
Patient days – total	2,315,304	2,368,916	(2.3)%
Adjusted patient days(1)	3,683,018	3,693,218	(0.3)%
Average length of stay (days)	4.72	4.68	0.9%
Number of hospitals (at end of period)	49	49	—	(2)
Licensed beds (at end of period)	13,178	13,216	(0.3)%
Average licensed beds	13,180	13,187	(0.1)%
Utilization of licensed beds(3)	48.1%	49.1%	(1.0	)%(2)

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the 2013 and 2012 amounts shown.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2013	2012	Increase (Decrease)
Total visits	4,287,116	4,167,114	2.9%
Paying visits (excludes charity and uninsured)	3,834,195	3,728,402	2.8%
Charity and uninsured visits	452,921	438,712	3.2%
Emergency department visits	1,607,075	1,555,102	3.3%
Surgery visits	303,500	239,667	26.6%
Paying visits as a percentage of total visits	89.4%	89.5%	(0.1	)%(1)
Charity and uninsured visits as a percentage of total visits	10.6%	10.5%	0.1	%(1)

(1)         The change is the difference between the 2013 and 2012 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2013	2012	Increase (Decrease)
Net operating revenues	$9,688	$9,119	6.2%
Revenues from the uninsured	$671	$636	5.5%
Net inpatient revenues(1)	$6,101	$6,200	(1.6)%
Net outpatient revenues(1)	$3,366	$3,167	6.3%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $279 million and $269 million for the years ended December 31, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $392 million and $367 million for the years ended December 31, 2013 and 2012, respectively.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	Increase (Decrease)
Net inpatient revenue per admission	$12,435	$12,241	1.6%
Net inpatient revenue per patient day	$2,635	$2,617	0.7%
Net outpatient revenue per visit	$785	$760	3.3%
Net patient revenue per adjusted patient admission(1)	$12,014	$11,760	2.2%
Net patient revenue per adjusted patient day(1)	$2,570	$2,536	1.3%

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Provision for Doubtful Accounts	2013	2012	Increase (Decrease)
Provision for doubtful accounts	$829	$785	5.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.9%	—	%(1)
Collection rate on self-pay accounts(2)	28.7%	28.9%	(0.2	)%(1)
Collection rate on commercial managed care accounts	98.3%	98.0%	0.3	%(1)

(1)         The change is the difference between the 2013 and 2012 amounts shown.

(2)         Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Selected Operating Expenses	2013	2012	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$4,142	$3,983	4.0%
Supplies	1,555	1,552	0.2%
Other operating expenses	2,093	2,040	2.6%
Total	$7,790	$7,575	2.8%
Conifer
Salaries, wages and benefits	$576	$274	110.2%
Other operating expenses	211	107	97.2%
Total	$787	$381	106.6%
Total
Salaries, wages and benefits	$4,718	$4,257	10.8%
Supplies	1,555	1,552	0.2%
Other operating expenses	2,304	2,147	7.3%
Total	$8,577	$7,956	7.8%
Rent/lease expense(1)
Hospital Operations and other	$153	$144	6.3%
Conifer	14	12	16.7%
Total	$167	$156	7.1%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,124	$1,078	4.3%
Supplies per adjusted patient day	422	420	0.5%
Other operating expenses per adjusted patient day	561	553	1.4%
Total per adjusted patient day	$2,107	$2,051	2.7%
Salaries, wages and benefits per adjusted patient admission	$5,253	$5,001	5.0%
Supplies per adjusted patient admission	1,973	1,948	1.3%
Other operating expenses per adjusted patient admission	2,622	2,561	2.4%
Total per adjusted patient admission	$9,848	$9,510	3.6%

(1)         Included in other operating expenses.

(2)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to the provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals, which we acquired during the three months ended September 30, 2013.

REVENUES

During the year ended December 31, 2013, same-hospital net operating revenues before provision for doubtful accounts increased 6.2%, compared to the year ended December 31, 2012, primarily due to improved terms of our managed care contracts, an increase in outpatient volumes and an increase in our other operations revenues, partially offset by a decrease in inpatient volumes and the impact of a $81 million favorable adjustment in the 2012 period from the industry-wide settlement (the “Medicare Budget Neutrality settlement”) that corrected Medicare payments made to providers for inpatient hospital services for a number of prior periods.

Our same-hospital net outpatient revenues and total outpatient visits increased 6.3% and 2.9%, respectively, during the year ended December, 31 2013 compared to the year ended December 31, 2012. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient acquisition program. Net outpatient revenue per visit increased 3.3% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $919 million and $488 million for the year ended December 31, 2013 and 2012, respectively, a portion of which was eliminated in consolidation as described in Note 20 to the Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to the 10-year CHI agreement entered into in May 2012, expanded service offerings and two acquisitions in the three months ended December 31, 2012.

Same-hospital patient days decreased by 2.3% during the year ended December 31, 2013 compared to the year ended December 31, 2012. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing health care providers; (3) an increase in patients with high-deductible health insurance plans; and (4) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.1% for the year ended December 31, 2013 compared to 7.9% for the year ended December 31, 2012. The 5.6% increase in the absolute amount of provision for doubtful accounts in the 2013 period compared to the 2012 period was primarily due to a 5.5% increase in uninsured patient revenues, as well as higher patient co-pays and deductibles for our same-hospitals. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$309	$—	$309	$172	$—	$172
Medicaid	141	—	141	116	—	116
Net cost report settlements payable and valuation allowances	(4)	—	(4)	(24)	—	(24)
Managed care	1,240	69	1,171	769	72	697
Self-pay uninsured	344	290	54	204	178	26
Self-pay balance after insurance	224	141	83	143	78	65
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	—	91	88	—	88
Other payers	279	89	190	264	68	196
Total continuing operations	2,624	589	2,035	1,732	396	1,336
Total discontinued operations	3	—	3	14	5	9
	$2,627	$589	$2,038	$1,746	$401	$1,345

We provide revenue cycle management and patient communications services, among others, through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology, and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At December 31, 2013, our same-hospital collection rate on self-pay accounts was approximately 28.7%. Our recent same-hospital self-pay collection rates were as follows: 27.9% at March 31, 2012; 28.5% at June 30, 2012; 28.8% at September 30, 2012; 28.9% at December 31, 2012; 28.8% at March 31, 2013; 28.7% at June 30, 2013; and 28.8% at September 30, 2013. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2013, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated same-hospital collection rate from managed care payers was approximately 98.3% at December 31, 2013 and 98.0% at December 31, 2012.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.039 billion and $1.360 billion at December 31, 2013 and 2012, respectively, excluding cost report settlements payable and valuation allowances of $4 million and $24 million at December 31, 2013 and 2012, respectively:

	December 31, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

	December 31, 2012
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 48.3 days at December 31, 2013 and 52.7 days at December 31, 2012, respectively, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2013, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.3 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medical Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time our new acquisitions are not part of this program. Based on recent trends, approximately 93% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2013 and  2012 by aging category:

	December 31,
	2013	2012
0-60 days	$132	$99
61-120 days	28	22
121-180 days	8	5
Over 180 days	18	16
Total	$186	$142

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased 1.7% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 5.0% in the year ended December 31, 2013 compared to the same period in 2012. This increase is primarily due to an increase in the number of physicians we employ, annual merit increases for certain of our employees, increased health benefits costs and increased contract labor, partially offset by a decrease in incentive compensation expense. Salaries, wages and benefits expense for the year ended December 31, 2013 and 2012 included stock-based compensation expense of $37 million and $32 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $302 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership, the Vanguard acquisition and Conifer’s two acquisitions in the three months ended December 31, 2012.

As of December 31, 2013, approximately 21% of our employees were represented by various labor unions. These employees — primarily registered nurses and service and maintenance workers — were located at 39 of our hospitals, the majority of which are in California, Florida, Massachusetts and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating an initial contract at one of our hospitals where employees recently chose union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2014.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased 0.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 1.3% in the year ended December 31, 2013 compared to the same period in 2012. Supplies expense was favorably impacted by lower implant costs, orthopedic supply costs and cardiology supply costs due to renegotiated prices, partially offset by increased costs of pharmaceuticals and increased surgical supply costs as a result of higher surgical volumes.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals. We also utilize group-purchasing strategies and supplies-management services in an effort to reduce costs.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 24.3% in the year ended December 31, 2013 compared to 23.5% in the year ended December 31, 2012. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 2.4% in the year ended December 31, 2013 compared to the same period in 2012. The 2.6% increase in same-hospital other operating expenses in the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily due to:

•                  increased costs of contracted services ($92 million) primarily related to Conifer’s new clients and business acquisitions;

•                  increased medical fees primarily related to employed physicians ($42 million);

•                  increased rent and lease expenses ($6 million); and

•                  increased malpractice expense ($6 million).

These increases were partially offset by lower consulting and legal expenses ($25 million) in part due to the aforementioned Medicare Budget Neutrality settlement in 2012.

Malpractice expense in the year ended December 31, 2013 included favorable adjustments totaling approximately $11 million due to a 127 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $2 million due to a 17 basis point decrease in the interest rate in the 2012 period.

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination costs, and $59 million in acquisition-related costs, which includes both transaction costs and acquisition integration charges.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the year ended December 31, 2013 and 2012 were $31 million and $5 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2013 was $474 million compared to $412 million for the year ended December 31, 2012, primarily due to increased borrowings partially offset by a lower average interest rate on our outstanding debt.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs.

INCOME TAX EXPENSE

During the year ended December 31, 2013, we recorded an income tax benefit of $65 million, primarily related to the loss from early extinguishment of debt, compared to an expense of $125 million during the year ended December 31, 2012.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(134)	$141
Less: Net loss (income) attributable to noncontrolling interests	(30)	19
Preferred stock dividends	—	(11)
Loss from discontinued operations, net of tax	(11)	(76)
Income (loss) from continuing operations	(93)	209
Income tax benefit (expense)	65	(125)
Investment earnings	1	1
Loss from early extinguishment of debt	(348)	(4)
Interest expense	(474)	(412)
Operating income	663	749
Litigation and investigation costs	(31)	(5)
Impairment and restructuring charges, and acquisition-related costs	(103)	(19)
Depreciation and amortization	(545)	(430)
Adjusted EBITDA	$1,342	$1,203

Net operating revenues	$11,102	$9,119

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.1%	13.2%

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

The tables below show certain selected historical operating statistics of our continuing hospitals on a same-hospital basis. We have excluded statistics related to hospitals previously owned by Vanguard from the same-hospital statistics for the years ended December 31, 2012 and 2011 because we did not own those hospitals during those years.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2012	2011	Increase (Decrease)
Total admissions	506,485	507,834	(0.3)%
Adjusted patient admissions(1)	796,520	779,833	2.1%
Paying admissions (excludes charity and uninsured)	470,756	473,943	(0.7)%
Charity and uninsured admissions	35,729	33,891	5.4%
Admissions through emergency department	312,902	306,424	2.1%
Paying admissions as a percentage of total admissions	92.9%	93.3%	(0.4	)%(2)
Charity and uninsured admissions as a percentage of total admissions	7.1%	6.7%	0.4	%(2)
Emergency department admissions as a percentage of total admissions	61.8%	60.3%	1.5	%(2)
Surgeries – inpatient	141,288	144,665	(2.3)%
Surgeries – outpatient	239,667	217,621	10.1%
Total surgeries	380,955	362,286	5.2%
Patient days – total	2,368,916	2,413,245	(1.8)%
Adjusted patient days(1)	3,693,218	3,673,441	0.5%
Average length of stay (days)	4.68	4.75	(1.5)%
Number of hospitals (at end of period)	49	49	—	(2)
Licensed beds (at end of period)	13,216	13,119	0.7%
Average licensed beds	13,187	13,115	0.5%
Utilization of licensed beds(3)	49.1%	50.4%	(1.3	)%(2)

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)    The change is the difference between the 2012 and 2011 amounts shown.

(3)    Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2012	2011	Increase (Decrease)
Total visits	4,167,114	3,954,016	5.4%
Paying visits (excludes charity and uninsured)	3,728,402	3,554,231	4.9%
Charity and uninsured visits	438,712	399,785	9.7%
Emergency department visits	1,555,102	1,457,250	6.7%
Surgery visits	239,667	217,621	10.1%
Paying visits as a percentage of total visits	89.5%	89.9%	(0.4	)%(1)
Charity and uninsured visits as a percentage of total visits	10.5%	10.1%	0.4	%(1)

(2)    The change is the difference between the 2012 and 2011 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2012	2011	Increase (Decrease)
Net operating revenues	$9,119	$8,654	5.4%
Revenues from the uninsured	$636	$607	4.8%
Net inpatient revenues(1)	$6,200	$6,028	2.9%
Net outpatient revenues(1)	$3,167	$2,928	8.2%

(2)    Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $269 million and $271 million for the years ended December 31, 2012 and 2011, respectively. Net outpatient revenues include self-pay revenues of $367 million and $336 million for the years ended December 31, 2012 and 2011, respectively.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2012	2011	Increase (Decrease)
Net inpatient revenue per admission	$12,241	$11,870	3.1%
Net inpatient revenue per patient day	$2,617	$2,498	4.8%
Net outpatient revenue per visit	$760	$741	2.6%
Net patient revenue per adjusted patient admission(1)	$11,760	$11,485	2.4%
Net patient revenue per adjusted patient day(1)	$2,536	$2,438	4.0%

(2)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Provision for Doubtful Accounts	2012	2011	Increase (Decrease)
Provision for doubtful accounts	$785	$717	9.5%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.7%	0.2	%(1)
Collection rate on self-pay accounts(2)	28.9%	27.7%	1.2	%(1)
Collection rate on commercial managed care accounts	98.0%	98.2%	(0.2	)%(1)

(1)    The change is the difference between the 2012 and 2011 amounts shown.

(2)    Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Selected Operating Expenses	2012	2011	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$3,983	$3,792	5.0%
Supplies	1,552	1,548	0.3%
Other operating expenses	2,040	1,946	4.8%
Total	$7,575	$7,286	4.0%
Conifer
Salaries, wages and benefits	$274	$223	22.9%
Other operating expenses	107	74	44.6%
Total	$381	$297	28.3%
Total
Salaries, wages and benefits	$4,257	$4,015	6.0%
Supplies	1,552	1,548	0.3%
Other operating expenses	2,147	2,020	6.3%
Total	$7,956	$7,583	4.9%
Rent/lease expense(1)
Hospital Operations and other	$144	$132	9.1%
Conifer	12	11	9.1%
Total	$156	$143	9.1%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,078	$1,032	4.5%
Supplies per adjusted patient day	420	421	(0.2)%
Other operating expenses per adjusted patient day	553	530	4.3%
Total per adjusted patient day	$2,051	$1,983	3.4%
Salaries, wages and benefits per adjusted patient admission	$5,001	$4,863	2.8%
Supplies per adjusted patient admission	1,948	1,985	(1.9)%
Other operating expenses per adjusted patient admission	2,561	2,495	2.6%
Total per adjusted patient admission	$9,510	$9,343	1.8%

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

Our same-hospital net inpatient revenues for the year ended December 31, 2012 increased by 2.9% compared to the year ended December, 31, 2011. Several factors impacted our net inpatient revenues in the 2012 period compared to the 2011 period, including:

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

Same-hospital net outpatient revenues and total outpatient visits increased 8.2% and 5.4%, respectively, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The growth in our outpatient revenues and volumes was related to both organic growth and growth from acquisitions. Net outpatient revenue per visit increased 2.6% primarily due to the improved terms of our managed care contracts, partially offset by the provision of lower acuity services by outpatient centers we acquired in the past several years, as well as an unfavorable shift in our total outpatient payer mix.

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

At December 31, 2012, our collection rate on self-pay accounts was approximately 28.9%. We experienced a relatively stable self-pay collection rate during 2011 and 2012 as follows: 27.8% at March 31, 2011; 27.9% at June 30, 2011; 27.7% at both September 30, 2011 and December 31, 2011; 27.9% at March 31, 2012; 28.5% at June 30, 2012; and 28.8% at September 30, 2012. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

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

Salaries, wages and benefits expense for our Conifer segment increased by 22.9% in the year ended December 31, 2012 compared to the year ended December 31, 2011 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the new CHI partnership and Conifer’s two acquisitions in 2012.

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

•                    increased systems implementation costs ($17 million), primarily related to our HIT implementation program;

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

Other operating expenses for our Conifer segment increased by 44.6% in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to additional operating expenses related to the new CHI partnership and Conifer’s two acquisitions in 2012.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the year ended December 31, 2012 were $5 million compared to $55 million for the year ended December 31, 2011. The 2012 amount primarily related to costs associated with various legal proceedings and governmental reviews. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim and costs to defend various matters.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2013:

		Years Ending December 31,					Later
	Total	2014	2015	2016	2017	2018	Years
	(In Millions)
Long-term debt(1)	$15,449	$736	$1,114	$1,023	$618	$1,659	$10,299
Capital lease obligations(1)	408	88	65	25	49	5	176
Long-term non-cancelable operating leases	663	137	117	102	80	56	171
Standby letters of credit	189	189	—	—	—	—	—
Guarantees(2)	126	74	30	17	5	—	—
Asset retirement obligations	142	—	—	—	—	—	142
Academic affiliation agreements(3)	209	44	29	29	29	17	61
Tax liabilities	29	—	—	—	—	—	29
Defined benefit plan obligations	553	28	20	20	20	20	445
Construction and capital improvements	466	190	150	63	63	—	—
Information technology contract services	1,364	227	164	167	169	172	465
Purchase orders	421	421	—	—	—	—	—
Total(4)	$20,019	$2,134	$1,689	$1,446	$1,033	$1,929	$11,788

(1)         Includes interest through maturity date/lease termination.

(2)         Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)         These agreements contain various rights and termination provisions.

(4)         Professional liability and workers’ compensation reserves have been excluded from the table. At December 31, 2013, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $156 million and $543 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $55 million and $179 million, respectively.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2013:

•                  On October 1, 2013, we entered into supplemental indentures relating to the sale of $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. Interest payments for the life of these notes will be approximately $2.7 billion. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard, which closed on October 1, 2013. As part of the acquisition, we assumed Vanguard’s cash obligations, including a capital expenditure commitment at Detroit Medical Center and remaining construction costs for a new hospital campus in New Braunfels, Texas and significant expansion at two hospitals, for a total of approximately $600 million.

•                  Following our acquisition of Vanguard, in accordance with the terms of our Credit Agreement, on October 15, 2013, we increased the maximum aggregate principal amount of our revolving credit facility from $800 million to $1 billion, subject to borrowing availability.

•                  We entered into non-cancellable capital leases of approximately $341 million, primarily for equipment and three hospitals we previously leased under operating lease agreements.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2013, using the last 12 months of Adjusted EBITDA, including Vanguard’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.0x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $691 million, $508 million and $475 million in the years ended December 31, 2013, 2012 and 2011, respectively, which included $2 million and $8 million in the years ended December 31, 2012 and 2011, respectively, related to discontinued operations. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2014 will total approximately $900 million to $1 billion, including $193 million that was accrued as a liability at December 31, 2013. Our budgeted 2014 capital expenditures include approximately $18 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $13 million more on such improvements over the next two years.

During the year ended December 31, 2013, we acquired Vanguard for approximately $4.3 billion, or $21.00 per share of Vanguard stock, including the assumption of $2.5 billion of net Vanguard debt. We also purchased the following businesses: (1) 11 ambulatory surgery centers (in one of which we had previously held a noncontrolling interest); (2) an urgent care center; (3) a provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals; (4) a medical office building; and (5) various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $1.515 billion.

Interest payments, net of capitalized interest, were $426 million, $376 million and $347 million in the years ended December 31, 2013, 2012 and 2011, respectively.

From time to time, we use interest rate swap agreements to manage our exposure to future changes in interest rates. We were party to an interest rate swap agreement for an aggregate notional amount of $600 million from February 14, 2011 through August 2, 2011. The interest rate swap agreement was designated as a fair value hedge. It had the effect of converting our 10% senior secured notes due 2018 from a fixed interest rate paid semi-annually to a variable interest rate paid semi-annually based on the six-month London Interbank Offered Rate plus a floating rate spread of 6.60%. During the term of the interest rate swap agreement, changes in the fair value of the interest rate swap agreement and changes in the fair value of the 10% senior secured notes were recorded in interest expense. During the year ended December 31, 2011, our interest rate swap agreement generated $8 million of cash interest savings and a $22 million gain on the settlement of the agreement.

Income tax payments, net of tax refunds, were approximately $6 million in the year ended December 31, 2013 compared to approximately $13 million in the year ended December 31, 2012. At December 31, 2013, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.6 billion pretax expiring in 2024 to 2033, (2) approximately $19 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 to 2031, and (4) state NOL carryforwards of $3.8 billion expiring in 2014 to 2033 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $34 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership by more than 50 percentage points (by value) over a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, our offering of stock, the purchase or sale of our stock by five-percent shareholders, or the issuance or exercise of rights to acquire our stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved, and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and Vanguard’s tax returns for fiscal years after June 30, 2004 are subject to examination by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2013 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $113 million of cash and cash equivalents on hand at December 31, 2013 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $406 million based on our borrowing base calculation as of December 31, 2013.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash provided by operating activities was $589 million in the year ended December 31, 2013 compared to $593 million in the year ended December 31, 2012. Key negative and positive factors contributing to the change between the 2013 and 2012 periods include the following:

•                  Increased income from continuing operations before income taxes of $139 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization in the year ended December 31, 2013 compared to the year ended December 31, 2012;

•                  The unfavorable impact of increased DSH receivables of $30 million primarily related to the Texas uncompensated care 1115 waiver program;

•                  $20 million less cash used in operating activities from discontinued operations;

•                  An increase of $51 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•                  $50 million of additional interest payments primarily due to $37 million of interest payments related to the Vanguard debt refinanced in connection with the acquisition on October 1, 2013; and

•                  Income tax payments of $6 million in the year ended December 31, 2013 compared to $13 million in the year ended December 31, 2012.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $691 million and $508 million in the years ended December 31, 2013 and 2012, respectively.

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expired in December 2013. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan we maintained. Shares were repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $100 million to repurchase a total of 3,406,324 shares during the period from the commencement of the program through December 31, 2012, and we paid approximately $400 million to repurchase a total of 9,484,974 shares during the period from January 1, 2013 to December 31, 2013.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. There were $405 million of cash borrowings outstanding under the revolving credit facility at December 30, 2013, and we had approximately $189 million of standby letters of credit outstanding. Our borrowing availability under the Credit Agreement was $406 million based on our borrowing base calculation as of December 31, 2013.

In October 2013, we sold $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. We will pay interest on the 8 1/8% senior notes and 6% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2014. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard. In addition, in accordance with the terms of the Credit Agreement, on October 15, 2013, we increased the maximum aggregate principal amount of our revolving credit facility from $800 million to $1 billion, subject to borrowing availability.

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

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements, the significant recent changes to which are described above, provide significant flexibility for future secured or unsecured borrowings.

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

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our services businesses within Conifer, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2013, 2012 and 2011 include $392 million, $953 million and $908 million, respectively, of net operating revenues and $72 million, $132 million and $115 million, respectively, of operating income generated from general hospitals operated by us under operating lease arrangements (one hospital as of December 31, 2013 and four hospitals of December 31, 2012 and 2011). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The one remaining operating lease is currently scheduled to expire in 2027. If we are unable to extend this lease or purchase the hospital, we would no longer generate revenues or expenses from the hospital.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $315 million of standby letters of credit outstanding and guarantees as of December 31, 2013.

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

Our critical accounting estimates cover the following areas:

•                  Recognition of net operating revenues, including contractual allowances and provision for doubtful accounts;

•                  Electronic health record incentives;

•                  Accruals for general and professional liability risks;

•                  Accruals for defined benefit plans;

•                  Impairment of long-lived assets;

•                  Impairment of goodwill, and

•                  Accounting for income taxes.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2013, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-pays and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over a look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance as of December 31, 2012, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-pays and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to Conifer between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to Conifer by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to Conifer. At the present time, our new acquisitions have not been fully integrated into our Conifer collections processes.

Managed care accounts are collected through the regional business offices of Conifer, whereby the account balances remain in the related hospital’s patient accounting system and on the hospital’s books, and are adjusted based on an analysis of the net realizable value as they age. Generally, managed care accounts collected by Conifer are gradually written down whereby they are fully reserved if the accounts are not paid within two years.

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

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2013, a 5% increase in the number of expected claims would increase the estimated reserves by $37 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $33 million. A 5% increase in the average cost per claim would increase the estimated reserves by $52 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $46 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 2.45%, 1.18% and 1.35% at December 31, 2013, 2012 and 2011, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $17 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Case reserves	$175	$97	$111
Incurred but not reported and loss development reserves	575	272	319
Total undiscounted reserves	$750	$369	$430

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

Malpractice claims generally take 4 to 5 years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves as of both December 31, 2013 and 2012 representing unsettled claims is approximately 99%.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2013	2012	2011
Accrual for professional and general liability claims, beginning of the year	$356	$412	$467
Assumed from acquisition	361	0	0
Expense (income) related to:(1)
Current year	102	86	107
Prior years	13	(2)	10
Expense (income) from discounting	(13)	4	22
Total incurred loss and loss expense	102	88	139
Paid claims and expenses related to:
Current year	(3)	(2)	(2)
Prior years	(117)	(142)	(192)
Total paid claims and expenses	(120)	(144)	(194)
Accrual for professional and general liability claims, end of year	$699	$356	$412

(1)         Total malpractice expense for continuing operations, including premiums for insured coverage, was $112 million, $92 million and $108 million in the years ended December 31, 2013, 2012 and 2011, respectively.

ACCRUALS FOR DEFINED BENEFIT PLANS

Our defined benefit plan obligations and related costs are calculated using actuarial concepts. The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting these rates is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. Our discount rates for 2013 ranged from 5.00% to 5.18% and our discount rate for 2012 was 4.00%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2013 by approximately $7 million and would increase the projected benefit obligation at December 31, 2013 by approximately $157 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2014 by approximately $5 million and decrease the projected benefit obligation at December 31, 2013 by approximately $131 million.

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

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination costs, and $59 million in acquisition-related costs. Additionally, in our most recent impairment analysis as of December 31, 2013, we had two hospitals with an aggregate carrying value of long-lived assets of approximately $227 million whose estimated future undiscounted cash flows exceeded the carrying value of long-lived assets by an aggregate amount of approximately $150 million. These two hospitals had the smallest excess of future undiscounted cash flows on an annual basis necessary to recover the carrying value of their assets. We also had one hospital whose estimated future undiscounted cash flows did not exceed the carrying value of long-lived assets. However, the fair value of those assets, based on an independent appraisal, exceeded the carrying value by $23 million, so no impairment was recorded. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets and, if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

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

As of December 31, 2013, our continuing operations consisted of two operating segments, our Conifer subsidiary and our hospital and other operations. In the three months ended December 31, 2013, we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard, and we moved our hospitals in Philadelphia, Pennsylvania from our Southern States region into our Northeast region. Our hospital and other operations segment was structured as follows as of December 31, 2013:

•                  Our California region included all of our hospitals and other operations in California;

•                  Our Central region included all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas, except for those in the San Antonio or South Texas markets;

•                  Our Florida region included all of our hospitals and other operations in Florida;

•                  Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•                  Our Southern States region included all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•                  Our Detroit market region included all of our hospitals and other operations in the Detroit, Michigan area;

•                  Our Phoenix market included all of our hospitals and other operations in the Phoenix, Arizona area;

•                  Our San Antonio market included all of our hospitals and other operations in the San Antonio, Texas area; and

•                  Our South Texas market included all of our hospitals and other operations in the Brownsville, Texas and Harlingen, Texas areas.

These regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

The goodwill balance related to our acquisition of Vanguard has not yet been allocated by reporting unit. Our allocated goodwill balance is primarily related to our Southern States region, which totals approximately $388 million, and our Central region, which totals approximately $370 million. In our latest impairment analysis as of December 31, 2013, the estimated fair value of these regions exceeded the carrying value of long-lived assets, including goodwill, by approximately 18% and 116%, respectively.

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

During the year ended December 31, 2011, we reduced our valuation allowance by $5 million based on 2011 profits and projected profits for 2012. During the year ended December 31, 2012, we reduced the valuation allowance by an additional $5 million based on 2012 profits and projected profits for 2013. During the year ended December 31, 2013, the valuation allowance increased by $51 million, $28 million due to the acquisition of Vanguard and $23 million primarily due to the recording of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance. The remaining $107 million balance in the valuation allowance as of December 31, 2013 is primarily attributable to certain state net operating loss carryovers that, more likely than not, will expire unutilized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2013. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$149	$539	$25	$49	$1,047	$8,653	$10,462	$10,833
Average effective interest rates	7.0%	8.9%	5.3%	8.7%	6.6%	7.0%	7.0%

Variable rate long-term debt	$—	$—	$405	$—	$—	$—	$405	$405
Average effective interest rates	—	—	2.38%	—	—	—	2.38%

At December 31, 2013, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $4 million.

At December 31, 2013, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2013. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2013.

As more fully described under the heading “Basis of Presentation” in Note 1 to the Consolidated Financial Statements in Item 8, we acquired Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013. We excluded Vanguard from our 2013 assessment of the effectiveness of our internal control over financial reporting. Vanguard accounted for approximately 12% and 39% of net and total assets, respectively, and 13% of net operating revenues of our consolidated financial statement amounts as of and for the year ended December 31, 2013. We expect that our internal control system will be fully implemented at Vanguard during 2014 and correspondingly evaluated by us for effectiveness.

Tenet’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2013, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ DANIEL J. CANCELMI
Trevor Fetter	Daniel J. Cancelmi
President and Chief Executive Officer	Chief Financial Officer
February 24, 2014	February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Vanguard Health Systems, Inc., which was acquired on October 1, 2013 and whose financial statements constitute 12% and 39% of net and total assets, respectively, and 13% of net operating revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Vanguard Health Systems, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2014

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$113	$364
Accounts receivable, less allowance for doubtful accounts ($589 at December 31, 2013 and $401 at December 31, 2012)	2,038	1,345
Inventories of supplies, at cost	262	153
Income tax receivable	0	7
Current portion of deferred income taxes	581	354
Other current assets	716	458
Total current assets	3,710	2,681
Investments and other assets	405	162
Deferred income taxes, net of current portion	90	342
Property and equipment, at cost, less accumulated depreciation and amortization ($3,898 at December 31, 2013 and $3,494 at December 31, 2012)	7,691	4,293
Goodwill	3,042	916
Other intangible assets, at cost, less accumulated amortization ($523 at December 31, 2013 and $426 at December 31, 2012)	1,192	650
Total assets	$16,130	$9,044

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$149	$94
Accounts payable	1,075	722
Accrued compensation and benefits	631	415
Professional and general liability reserves	156	64
Accrued interest payable	198	125
Other current liabilities	719	343
Total current liabilities	2,928	1,763
Long-term debt, net of current portion	10,690	5,158
Professional and general liability reserves	543	292
Defined benefit plan obligations	398	292
Other long-term liabilities	446	305
Total liabilities	15,005	7,810
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	247	16
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 144,057,351 shares issued at December 31, 2013 and 142,363,915 shares issued at December 31, 2012	7	7
Additional paid-in capital	4,572	4,471
Accumulated other comprehensive loss	(24)	(68)
Accumulated deficit	(1,422)	(1,288)
Common stock in treasury, at cost, 47,197,722 shares at December 31, 2013 and 37,730,431 shares at December 31, 2012	(2,378)	(1,979)
Total shareholders’ equity	755	1,143
Noncontrolling interests	123	75
Total equity	878	1,218
Total liabilities and equity	$16,130	$9,044

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2013	2012	2011
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$12,074	$9,904	$9,371
Less: Provision for doubtful accounts	972	785	717
Net operating revenues	11,102	9,119	8,654
Operating expenses:
Salaries, wages and benefits	5,371	4,257	4,015
Supplies	1,784	1,552	1,548
Other operating expenses, net	2,701	2,147	2,020
Electronic health record incentives	(96)	(40)	(55)
Depreciation and amortization	545	430	398
Impairment and restructuring charges, and acquisition-related costs	103	19	20
Litigation and investigation costs	31	5	55
Operating income	663	749	653
Interest expense	(474)	(412)	(375)
Loss from early extinguishment of debt	(348)	(4)	(117)
Investment earnings	1	1	3
Income (loss) from continuing operations, before income taxes	(158)	334	164
Income tax benefit (expense)	65	(125)	(61)
Income (loss) from continuing operations, before discontinued operations	(93)	209	103
Discontinued operations:
Loss from operations	(5)	(2)	(18)
Impairment of long-lived assets and goodwill, and restructuring charges, net	(0)	(100)	(6)
Litigation and investigation costs	(2)	0	(17)
Net gains on sales of facilities	0	1	0
Income tax benefit (expense)	(4)	25	32
Loss from discontinued operations	(11)	(76)	(9)
Net income (loss)	(104)	133	94
Less: Preferred stock dividends	0	11	24
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	30	13	11
Discontinued operations	(0)	(32)	1
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(134)	$141	$58
Amounts attributable to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(123)	$185	$68
Loss from discontinued operations, net of tax	(11)	(44)	(10)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(134)	$141	$58
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(1.21)	$1.77	$0.58
Discontinued operations	(0.11)	(0.42)	(0.09)
	$(1.32)	$1.35	$0.49
Diluted
Continuing operations	$(1.21)	$1.70	$0.56
Discontinued operations	(0.11)	(0.40)	(0.08)
	$(1.32)	$1.30	$0.48
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	101,648	104,200	117,182
Diluted	101,648	108,926	121,295

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years Ended December 31,
	2013	2012	2011

Net income (loss)	$(104)	$133	$94
Other comprehensive income (loss):
Adjustments for defined benefit plans	68	(25)	(15)
Unrealized gains on securities held as available-for-sale	1	0	0
Reclassification adjustments for realized losses included in net income	0	0	0
Other comprehensive income (loss) before income taxes	69	(25)	(15)
Income tax benefit (expense) related to items of other comprehensive loss	(25)	9	6
Total other comprehensive income (loss), net of tax	44	(16)	(9)
Comprehensive income (loss)	(60)	117	85
Less: Preferred stock dividends	0	11	24
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	(19)	12
Comprehensive income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(90)	$125	$49

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock			Accumulated
	Shares Outstanding	Issued Amount	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	345	$334	121,446	$7	$4,469	$(43)	$(1,522)	$(1,479)	$53	$1,819
Net income	0	0	0	0	0	0	82	0	12	94
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(10)	(10)
Other comprehensive loss	0	0	0	0	0	(9)	0	0	0	(9)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	14	14
Preferred stock dividends	0	0	0	0	(24)	0	0	0	0	(24)
Repurchases of common stock	0	0	(18,942)	0	0	0	0	(374)	0	(374)
Stock-based compensation expense and issuance of common stock	0	0	1,252	0	(18)	0	0	0	0	(18)
Balances at December 31, 2011	345	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	0	0	0	0	0	0	152	0	(22)	130
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(12)	(12)
Contributions from noncontrolling interests	0	0	0	0	0	0	0	0	3	3
Other comprehensive loss	0	0	0	0	0	(16)	0	0	0	(16)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	0	0	37	37
Preferred stock dividends	0	0	0	0	(11)	0	0	0	0	(11)
Repurchases of common stock	0	0	(4,733)	0	0	0	0	(126)	0	(126)
Repurchases of preferred stock	(299)	(289)	0	0	0	0	0	0	0	(289)
Conversion of preferred stock to common stock	(46)	(45)	1,979	0	45	0	0	0	0	0
Stock-based compensation expense and issuance of common stock	0	0	3,631	0	10	0	0	0	0	10
Balances at December 31, 2012	0	$0	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	0	0	(134)	0	21	(113)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	0	0	(22)	(22)
Other comprehensive income	0	0	0	0	0	44	0	0	0	44
Contributions from noncontrolling interests	0	0	0	0	56	0	0	0	49	105
Repurchases of common stock	0	0	(9,485)	0	0	0	0	(400)	0	(400)
Stock-based compensation expense and issuance of common stock	0	0	1,712	0	45	0	0	1	0	46
Balances at December 31, 2013	0	$0	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(104)	$133	$94
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	545	430	398
Provision for doubtful accounts	972	785	717
Deferred income tax expense (benefit)	(67)	92	81
Stock-based compensation expense	36	32	24
Impairment and restructuring charges, and acquisition-related costs	103	19	20
Litigation and investigation costs	31	5	55
Loss from early extinguishment of debt	348	4	117
Amortization of debt discount and debt issuance costs	19	22	30
Pre-tax loss (gain) from discontinued operations	7	101	41
Other items, net	(33)	(12)	(13)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,060)	(868)	(850)
Inventories and other current assets	(130)	(59)	(35)
Income taxes	0	(5)	(63)
Accounts payable, accrued expenses and other current liabilities	38	9	(32)
Other long-term liabilities	13	3	(5)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(114)	(63)	(44)
Net cash used in operating activities from discontinued operations, excluding income taxes	(15)	(35)	(38)
Net cash provided by operating activities	589	593	497
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(691)	(506)	(467)
Purchases of property and equipment — discontinued operations	0	(2)	(8)
Purchases of businesses or joint venture interests, net of cash acquired	(1,515)	(211)	(84)
Proceeds from sales of facilities and other assets — discontinued operations	16	45	0
Proceeds from sales of marketable securities, long-term investments and other assets	15	17	59
Other long-term assets	8	(9)	(2)
Other items, net	3	4	(1)
Net cash used in investing activities	(2,164)	(662)	(503)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,286)	(1,773)	(365)
Proceeds from borrowings under credit facility	1,691	1,693	445
Repayments of other borrowings	(5,133)	(248)	(843)
Proceeds from other borrowings	6,507	1,092	900
Repurchases of preferred stock	0	(292)	0
Deferred debt issuance costs	(154)	(17)	(21)
Repurchases of common stock	(400)	(126)	(374)
Cash dividends on preferred stock	0	(14)	(24)
Distributions paid to noncontrolling interests	(27)	(15)	(10)
Contributions from noncontrolling interests	99	3	0
Proceeds from exercise of stock options	22	11	3
Other items, net	5	6	3
Net cash provided by (used in) financing activities	1,324	320	(286)
Net increase (decrease) in cash and cash equivalents	(251)	251	(292)
Cash and cash equivalents at beginning of period	364	113	405
Cash and cash equivalents at end of period	$113	$364	$113
Supplemental disclosures:
Interest paid, net of capitalized interest	$(426)	$(376)	$(347)
Proceeds from interest rate swap agreement	$0	$0	$30
Income tax payments, net	$(6)	$(13)	$(10)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is an investor-owned health care services company whose subsidiaries and affiliates as of December 31, 2013 primarily operated 77 hospitals with a total of 20,293 licensed beds, 183 outpatient centers, six health plans, six accountable care networks and Conifer Health Solutions, LLC (“Conifer”), which provides business process solutions to more than 700 hospital and other clients nationwide.

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

Effective October 1, 2013, we acquired the common stock of Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard, including the assumption of $2.5 billion of Vanguard’s net debt.

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

Net Operating Revenues Before Provision for Doubtful Accounts

We recognize net operating revenues before provision for doubtful accounts in the period in which our services are performed. Net operating revenues before provision for doubtful accounts primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs.

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

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2013, 2012 and 2011 by $38 million, $114 million ($81 million related to the industry-wide Medicare Budget Neutrality settlement), and $1 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for these payers and other factors that affect the estimation process.

We know of no material claims, disputes or unsettled matters with any payer that would affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

Under our Compact or other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2013	2012	2011
General Hospitals:
Medicare	$2,357	$2,195	$2,068
Medicaid	975	783	802
Managed care	6,277	5,382	5,128
Indemnity, self-pay and other	1,201	1,007	958
Acute care hospitals — other revenue	78	69	105
Other:
Other operations	1,186	468	310
Net operating revenues before provision for doubtful accounts	$12,074	$9,904	$9,371

Provision for Doubtful Accounts

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-pays and deductibles due from patients with insurance, at the time of service while complying with all federal and state laws and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over a look-back period, and other relevant factors. A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

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

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2013, 2012 and 2011, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $96 million, $40 million and $55 million of Medicare and Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for years ended December 31, 2013, 2012 and 2011, respectively.

Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $113 million and $364 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, our book overdrafts were approximately $245 million and $232 million, respectively, which were classified as accounts payable.

At December 31, 2013 and 2012, approximately $62 million and $65 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at December 31, 2013 and 2012, we had $193 million and $98 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $138 million and $93 million, respectively, were included in accounts payable.

During the years ended December 31, 2013 and 2012, we entered into non-cancellable capital leases of approximately $341 million and $88 million, respectively, primarily for buildings and equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2013 and 2012, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years and, for equipment, three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are generally amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2013, 2012 and 2011, capitalized interest was $14 million, $6 million and $8 million, respectively.

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

Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are primarily being amortized under the effective interest method based on the terms of the specific notes, and miscellaneous intangible assets related to our acquisition of Vanguard.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on an actuarial calculation of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate (2.45% at December 31, 2013 and 1.18% at December 31, 2012). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related health care facilities. Our general hospitals generated 90.2%, 95.3% and 96.7% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2013, 2012 and 2011, respectively. Each of our operating regions and markets reports directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

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

Share Repurchase Programs

In October 2012, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expired in December 2013. Under the program, shares could be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan we maintained. Shares were repurchased at times and in amounts based on market conditions and other factors. Pursuant to the share repurchase program, we paid approximately $500 million to repurchase a total of 12,891,298 shares during the period from the commencement of the program through December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Three Months Ended March 31, 2013	2,455	40.74	2,455	300
May 1, 2013 through May 31, 2013	933	46.78	933	256
June 1, 2013 through June 30, 2013	1,065	45.71	1,065	208
Three Months Ended June 30, 2013	1,998	46.21	1,998	208
July 1, 2013 through July 31, 2013	166	46.08	166	200
August 1, 2013 through August 31, 2013	1,045	40.43	1,045	158
September 1, 2013 through September 30, 2013	1,431	40.35	1,431	100
Three Months Ended September 30, 2013	2,642	40.75	2,642	100
November 1, 2103 through November 30, 2013	796	42.28	796	66
December 1, 2013 through December 31, 2013	1,594	41.62	1,594	0
Three Months Ended December 31, 2013	2,390	41.84	2,390	0
Total	12,891	$38.79	12,891	$0

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

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the year ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Balances at beginning of period	$16	$16
Net income	9	0
Distributions paid to noncontrolling interests	(5)	0
Sales of joint venture interests	52	0
Purchases of businesses	175	0
Balances at end of period	$247	$16

As part of the acquisition of Vanguard, we obtained a 51% controlling interest in a partnership that held the assets and liabilities of Valley Baptist Health System (“Valley Baptist”). The remaining 49% non-controlling interest is held by the former owner of Valley Baptist (the “seller”). The partnership operating agreement includes a put option that the seller may exercise on its 49% non-controlling interest upon either the third or fifth anniversary, September 1, 2014 and September 1, 2016, respectively, of the transaction date. The redemption value is calculated based upon the operating results and the debt of the partnership, but is subject to a floor value. We also have the option to call a stated percentage of the seller’s non-controlling interest in the event the seller does not exercise its put option on either of the anniversary dates. The carrying value of the redeemable noncontrolling interest in Valley Baptist has been determined based upon the calculated acquisition date fair value of the seller’s interest in the partnership, such fair value based upon Level 3 (consistent with the value methodologies for Level 3 described in Note 18) estimates of future operating results of the partnership, plus the seller’s portion of the partnership earnings during the three months ended December 31, 2013. If the seller exercises its put option, we may purchase the non-controlling interest with cash or by issuing stock.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,
	2013	2012
Continuing operations:
Patient accounts receivable	$2,537	$1,668
Allowance for doubtful accounts	(589)	(396)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	88
Net cost report settlements payable and valuation allowances	(4)	(24)
	2,035	1,336
Discontinued operations:
Patient accounts receivable	1	11
Allowance for doubtful accounts	0	(5)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	0	2
Net cost report settlements receivable and valuation allowances	2	1
	3	9
Accounts receivable, net	$2,038	$1,345

As of December 31, 2013 and 2012, our allowance for doubtful accounts was 23.2% and 23.7%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through the regional business offices of Conifer are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. As of December 31, 2013 and 2012, our allowance for doubtful accounts for self-pay was 75.9% and 73.8%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of December 31, 2013 and 2012, our allowance for doubtful accounts for managed care was 5.6% and 9.4%, respectively, of our managed care patient accounts receivable. During the year ended December 31, 2013, we experienced a significant change in the overall composition of our patient accounts receivable due to the acquisition of Vanguard in October 2013.

Accounts assigned to our Conifer subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our Conifer subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets. At the present time, our new acquisitions have not been fully integrated into our Conifer collections processes.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the years ended December 31, 2013, 2012 and 2011 were approximately $545 million, $430 million and $379 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the years ended December 31, 2013, 2012 and 2011 were approximately $158 million, $136 million, and $113 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the years ended December 31, 2013, 2012 and 2011 were approximately $428 million, $283 million and $255 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

NOTE 4. DISCONTINUED OPERATIONS

In the year ended December 31, 2013, we recognized a $12 million gain in discontinued operations related to the sale of land.

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

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2013	2012	2011
Net operating revenues	$7	$154	$216
Loss before income taxes	(7)	(101)	(41)

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

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2013, 2012 and 2011 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in health care industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

As of December 31, 2013, our continuing operations consisted of two operating segments, our hospital and other operations and our Conifer subsidiary. In the three months ended December 31, 2013, we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard, and we moved our hospitals in Philadelphia, Pennsylvania from our Southern States region into our Northeast region. Our hospital and other operations segment was structured as follows as of December 31, 2013:

•                  Our California region included all of our hospitals and other operations in California;

•                  Our Central region included all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas, except for those in the San Antonio or South Texas markets;

•                  Our Florida region included all of our hospitals and other operations in Florida;

•                  Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•                  Our Southern States region included all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•                  Our Detroit market region included all of our hospitals and other operations in the Detroit, Michigan area;

•                  Our Phoenix market included all of our hospitals and other operations in the Phoenix, Arizona area;

•                  Our San Antonio market included all of our hospitals and other operations in the San Antonio, Texas area; and

•                  Our South Texas market included all of our hospitals and other operations in the Brownsville, Texas and Harlingen, Texas areas.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure. Certain restructuring and acquisition-related costs are based upon estimates. Changes in estimates are recognized as they occur.

Year Ended December 31, 2013

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment continues to decline. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination costs, and $59 million in acquisition-related costs, which includes both transaction costs and acquisition integration charges.

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

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Senior notes:
7 3/8%, due 2013	$0	$55
9 7/8%, due 2014	60	60
9 1/4%, due 2015	474	474
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	0
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
10%, due 2018	0	714
8 7/8%, due 2019	0	925
4 3/4%, due 2020	500	500
6%, due 2020	1,800	0
4 1/2%, due 2021	850	0
4 3/8%, due 2021	1,050	0
Credit facility due 2016	405	0
Capital leases and mortgage notes	407	119
Unamortized note discounts and premium	(28)	(116)
Total long-term debt	10,839	5,252
Less current portion	149	94
Long-term debt, net of current portion	$10,690	$5,158

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”), that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at December 31, 2013). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrued interest during a six-month initial period that ended in May 2012 at the rate of either (i) a base rate plus a margin of 1.25% or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.25% per annum. Outstanding revolving loans now accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or LIBOR plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee was payable on the undrawn portion of the revolving loans at a six-month initial rate that ended in May 2012 of 0.438% per annum. The unused commitment fee now ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2013, we had $405 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.38%, and we had approximately $189 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $406 million was available for borrowing under the revolving credit facility at December 31, 2013.

Senior Notes and Senior Secured Notes

In October 2013, we sold $2.8 billion aggregate principal amount of 8 1/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. We will pay interest on the 8 1/8% senior notes and 6% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2014. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard.

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

All of our senior secured notes are guaranteed by our wholly owned hospital company subsidiaries and secured by a first-priority pledge of the capital stock and other ownership interests of those subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

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

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2013 are as follows:

		Years Ending December 31,					Later
	Total	2014	2015	2016	2017	2018	Years
Long-term debt, including capital lease obligations	$10,867	$149	$539	$430	$49	$1,047	$8,653
Long-term non-cancelable operating leases	$663	$137	$117	$102	$80	$56	$171

Rental expense under operating leases, including short-term leases, was $186 million, $156 million and $143 million in the years ended December 31, 2013, 2012 and 2011, respectively. Included in rental expense for each of these periods was sublease income of $8 million, which were recorded as a reduction to rental expense.

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

At December 31, 2013, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $108 million. We had a liability of $78 million recorded for these guarantees included in other current liabilities at December 31, 2013.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at December 31, 2013 was $16 million. We had a liability of $2 million recorded for these guarantees at December 31, 2013, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2013, approximately 2.1 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the years ended December 31, 2013, 2012 and 2011 includes $39 million, $33 million and $25 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($24 million, $21 million and $15 million, respectively, after-tax, excluding the impact of the deferred tax valuation allowance). The table below shows certain stock option and restricted stock unit grants and other awards that comprise the $37 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2013. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date		Stock-Based Compensation Expense for Year Ended December 31, 2013
	(In Thousands)				(In Millions)
Stock Options:
February 28, 2013	266	$39.31	$14.46		$1
February 29, 2012	355	$22.60	11.96		2
Restricted Stock Units:
October 31, 2013	178		47.19		1
June 13, 2013	318		47.13		1
May 6, 2013	30		47.00	(1)	1
February 28, 2013	841		39.31		7
February 29, 2012	987		22.60		6
January 31, 2012	64		21.16		2
November 4, 2011	60		19.44	(1)	1
February 23, 2011	890		27.60		9
Other grants					6
					$37

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2013, 2012 and 2011:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2010	10,788,887	39.88
Granted	0
Exercised	(629,021)	5.24
Forfeited/Expired	(1,661,473)	128.92
Outstanding as of December 31, 2011	8,498,393	25.04
Granted	477,500	22.79
Exercised	(3,657,127)	5.77
Forfeited/Expired	(1,029,574)	69.72
Outstanding as of December 31, 2012	4,289,192	30.49
Granted	295,639	39.41
Exercised	(946,086)	23.34
Forfeited/Expired	(330,634)	55.79
Outstanding as of December 31, 2013	3,308,111	$30.79	$41	3.3 years
Vested and expected to vest at December 31, 2013	3,294,282	$30.76	$41	3.3 years
Exercisable as of December 31, 2013	2,776,320	$30.66	$36	2.8 years

There were 946,086 stock options exercised during the year ended December 31, 2013 with a $18 million aggregate intrinsic value, and 3,657,127 stock options exercised in 2012 with a $71 million aggregate intrinsic value.

As of December 31, 2013, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

In the year ended December 31, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the plan, and will expire on the fifth anniversary of the grant date. In the year ended December 31, 2012, we granted an aggregate of 477,500 stock options under our 2008 Stock Incentive Plan to certain of our senior officers; 257,500 of these stock options are subject to time-vesting and 220,000 of these stock options were granted subject to performance-based vesting. Because all conditions were met, the performance-based options will vest and be settled ratably over a three-year period from the grant date.

The weighted average estimated fair value of stock options we granted in the year ended December 31, 2013 and 2012 was $14.46 and $12.05 per share, respectively. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

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

The following table summarizes information about our outstanding stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	324,542	5.1 years	$4.56	324,542	$4.56
$4.57 to $25.089	1,027,963	5.9 years	20.83	774,623	20.17
$25.09 to $32.569	518,804	2.5 years	29.64	518,804	29.64
$32.57 to $42.529	798,781	2.2 years	41.17	520,330	42.17
$42.53 to $55.129	638,021	0.2 years	48.11	638,021	48.11
	3,308,111	3.3 years	$30.79	2,776,320	$30.66

As of December 31, 2013, approximately 78.9% of our outstanding options were held by current employees and approximately 21.1% were held by former employees. Approximately 77.2% of our outstanding options were in-the-money, that is, they had an exercise price less than the $42.12 market price of our common stock on December 31, 2013, and approximately 22.8% were out-of-the-money, that is, they had an exercise price of more than $42.12 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	2,177,530	85.3%	433,841	57.4%	2,611,371	78.9%
Former employees	375,227	14.7%	321,513	42.6%	696,740	21.1%
Totals	2,552,757	100.0%	755,354	100.0%	3,308,111	100.0%
% of all outstanding options	77.2%		22.8%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2010	1,580,318	20.56
Granted	1,138,350	27.04
Vested	(722,471)	19.92
Forfeited	(68,890)	23.72
Unvested as of December 31, 2011	1,927,307	24.52
Granted	1,654,337	22.18
Vested	(1,033,632)	23.51
Forfeited	(252,070)	23.39
Unvested as of December 31, 2012	2,295,942	23.40
Granted	1,564,224	41.20
Vested	(966,838)	24.20
Forfeited	(186,106)	29.69
Unvested as of December 31, 2013	2,707,222	$33.34

In the year ended December 31, 2013, we granted 1,122,811 restricted stock units subject to time-vesting, of which 1,023,112 will vest and be settled ratably over a three-year period from the date of the grant, 80,133 will vest 100% on the fifth anniversary of the grant date and 19,566 will vest 100% on the third anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. If all conditions are met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. We also awarded a grant of 23,175 performance-based restricted stock units to one of our senior executives. If target conditions are met, 100% of this grant will vest and be settled three years from the grant date. We also awarded a grant of 212,180 restricted stock units to our chief executive officer, of which 106,090 are subject to time-vesting and 106,090 are performance-based. If target conditions are met, 50% of this grant will vest three years from the grant date and the remaining 50% will vest six years from the grant date. The award also allows for an additional 106,090 shares to be issued if higher performance criteria are met. In the year ended

December 31, 2012, we granted 1,538,082 restricted units subject to time-vesting. In addition, we granted 116,255 performance-based restricted stock units to certain of our senior officers. Because all conditions were met, the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date.

As of December 31, 2013, there were $63 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2013, there were approximately 405,381 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Number of shares	100,217	144,021	187,409
Weighted average price	$42.88	$22.81	$21.44

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plan, were approximately $35 million, $32 million and $32 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain one active and two frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(312)	$(285)
Assumed from acquisition	(1,037)	(0)
Service cost	(2)	(2)
Interest cost	(25)	(14)
Actuarial gain(loss)	44	(30)
Plan changes	(2)	(0)
Benefits paid/employer contributions	31	19
Ending obligations	(1,303)	(312)
Fair value of plans assets
Beginning obligations	(0)	(0)
Assumed from acquisition	863	(0)
Gain on plan assets	34	(0)
Benefits paid	(11)	(0)
Ending plan assets	886	(0)
Funded status of plans	$(417)	$(312)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(19)	$(20)
Other long-term liability	(398)	(292)
Accumulated other comprehensive loss	22	90
	$(395)	$(222)
SERP Assumptions:
Discount rate	5.00%	4.00%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2013	December 31, 2012
DMC Pension Plan Assumptions:
Discount rate	5.18%	n/a
Compensation increase rate	Frozen	n/a
Measurement date	December 31, 2013	n/a

(1)         The accumulated benefit obligation at December 31, 2013 and 2012 was approximately $1,297 million and $308 million, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2013	2012	2011
Service costs	$2	$2	$2
Interest costs	25	14	14
Amortization of prior-year service costs	(15)	0	0
Amortization of net actuarial loss	7	5	3
Net periodic benefit cost	$19	$21	$19
SERP Assumptions:
Discount rate	4.00%	5.00%	5.50%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2013	January 1, 2012	January 1, 2011
Census date	January 1, 2013	January 1, 2012	January 1, 2011
DMC Pension Plan Assumptions:
Discount rate	5.01%	n/a	n/a
Long-term rate of return on assets	7.00%	n/a	n/a
Compensation increase rate	Frozen	n/a	n/a
Measurement date	October 1, 2013	n/a	n/a
Census date	January 1, 2013	n/a	n/a

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and at the date of acquisition for the DMC Pension Plan.

We recorded gain/(loss) adjustments of $68 million, ($25) million and ($15) million in other comprehensive income (loss) in the years ended December 31, 2013, 2012 and 2011, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains/(losses) of $63 million, ($30) million and ($19) million during the years ended December 31, 2013, 2012 and 2011, respectively, and the amortization of net prior service costs of less than $1 million for the years ended December 31, 2013, 2012 and 2011 were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $21 million, $90 million and $65 million as of December 31, 2013, 2012 and 2011, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2013, 2012 and 2011, have not yet been recognized as components of net periodic benefit costs.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2013, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	6%	6%
United States government obligations	1%	1%
Equity securities	45%	51%
Debt Securities	48%	42%

The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with various market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage-backed securities. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards, and similar strategies.

In each investment account, the DMC Pension Plan investment managers are responsible to monitor and react to economic indicators, such as gross domestic product, consumer price index and U.S. monetary policy that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis, with a rebalancing of the asset allocation occurring at least once a year. The current asset allocation objective is to maintain a certain percentage with each class allowing for a 10% deviation from the target.

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements are determined. Fair value methodologies for Level 1, Level 2 and Level 3 are consistent with the inputs described in Note 18.

	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$53	$53	$—	$—
United States government obligations	5	5	—	—
Corporate bonds	376	376	—	—
Equity securities	452	452	—	—
	$886	$886	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2014	2015	2016	2017	2018	Thereafter
Estimated benefit payments	$841	$88	$74	$76	$80	$82	$441

The SERP and DMC Pension Plan obligations of $417 million at December 31, 2013 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($19 million) and defined benefit plan obligations ($398 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $28 million for the year ending December 31, 2014.

NOTE 9. CAPITAL COMMITMENTS

In connection with Vanguard’s acquisition of Detroit Medical Center, certain capital commitments were agreed upon to be satisfied at particular dates. If these commitments are not met by these required dates, we are required to escrow cash for the purpose of funding certain capital projects. There was no required escrow balance as of December 31, 2013.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2013	2012
Land	$589	$341
Buildings and improvements	6,369	4,087
Construction in progress	593	140
Equipment	4,038	3,219
	11,589	7,787
Accumulated depreciation and amortization	(3,898)	(3,494)
Net property and equipment	$7,691	$4,293

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012:

	2013	2012
Hospital Operations and other
As of January 1:
Goodwill	$3,268	$3,166
Accumulated impairment losses	(2,430)	(2,430)
Total	838	736
Goodwill acquired during the year and purchase price allocation adjustments	2,121	104
Goodwill allocated to hospital sold	(0)	(2)
Impairment of goodwill	0	0
Total	$2,959	$838
As of December 31:
Goodwill	$5,389	$3,268
Accumulated impairment losses	(2,430)	(2,430)
Total	$2,959	$838

	2013	2012
Conifer
As of January 1:
Goodwill	$78	$0
Accumulated impairment losses	0	0
Total	78	0
Goodwill acquired during the year and purchase price allocation adjustments	5	78
Total	$83	$78

As of December 31:
Goodwill	$83	$78
Accumulated impairment losses	0	0
Total	$83	$78

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2013:
Capitalized software costs	$1,260	$(475)	$785
Long-term debt issuance costs	230	(31)	199
Trade Names	81	0	81
Contracts	64	(2)	62
Other	80	(15)	65
Total	$1,715	$(523)	$1,192
As of December 31, 2012:
Capitalized software costs	$927	$(399)	$528
Long-term debt issuance costs	106	(25)	81
Other	43	(2)	41
Total	$1,076	$(426)	$650

Estimated future amortization of intangibles with finite useful lives as of December 31, 2013 is as follows:

		Years Ending December 31,					Later
	Total	2014	2015	2016	2017	2018	Years
Amortization of intangible assets	$1,102	$224	$206	$126	$82	$77	$387

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
Marketable debt securities	$62	$15
Equity investments in unconsolidated health care entities(1)	56	22
Total investments	118	37
Cash surrender value of life insurance policies	25	21
Long-term deposits	35	16
Land held for expansion, long-term receivables and other assets	227	88
Investments and other assets	$405	$162

(1)   Equity earnings of unconsolidated affiliates are included in net operating revenues in the accompanying Consolidated Statements of Operations and were $15 million and $8 million in of the years ended December 31, 2013 and 2012, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2013 and 2012, there were less than $1 million of accumulated unrealized gains on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2013	2012
Unamortized realized losses from interest rate lock derivatives	$—	$(1)
Adjustments for defined benefit plans	(24)	(67)
Accumulated other comprehensive loss	$(24)	$(68)

There was a tax effect allocated to the adjustments for our defined benefit plans for the years ended December 31, 2013 and 2012 of $(25) million and $9 million, respectively.

NOTE 14. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Insurance

At December 31, 2013 and 2012, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $699 million and $356 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.45%, 1.18% and 1.35% at December 31, 2013, 2012 and 2011, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $112 million, $92 million and $108 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 15. CLAIMS AND LAWSUITS

We operate in a highly regulated and litigious industry. As a result, we commonly become involved in disputes, litigation and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims and other matters arising out of the normal conduct of our business.

We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information.

Governmental Reviews

Health care companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods. The following material governmental reviews, which have been previously reported, are currently pending.

•                  Kyphoplasty—From March 2009 through July 2010, seven of our hospitals became the subject of a review by the U.S. Department of Justice (“DOJ”) and certain other federal agencies regarding the appropriateness of inpatient treatment for Medicare patients receiving kyphoplasty, which is a surgical procedure used to treat certain spinal conditions. We believe this review is part of a national investigation and is related to a qui tam settlement between the government and the manufacturer and distributor of Kyphon, the product used in performing kyphoplasty procedures. In January 2013, we paid $900,000 to settle potential Medicare reimbursement claims against one of our hospitals subject to this review. Management has established a reserve, as described below, to reflect the current estimate of probable liability for two of the remaining hospitals under review. We are unable to calculate an estimate of loss or a range of loss with respect to the four other hospitals because (i) our external clinical expert has not completed its report on the billing practices of two of those hospitals, and (ii) we have not reached agreement with the DOJ on the appropriate review methodology with respect to the remaining two hospitals. We are engaged in potential settlement discussions with the DOJ to resolve this matter, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Implantable Cardioverter Defibrillators (“ICDs”)—At this time, 52 of our hospitals are part of a nationwide investigation to determine if ICD procedures from 2002 to 2010 complied with Medicare coverage requirements. (The number of our hospitals under review may increase or decrease depending on the timeframe of the government’s examination, which commenced in March 2010.) In August 2012, the DOJ released its “Medical Review Guidelines/Resolution Model,” which sets out, for purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the DOJ will enforce the repayment obligations of hospitals. Management has established a reserve, as described below, to reflect the current estimate of probable liability for 21 of the hospitals under review. We are unable to calculate an estimate of loss or a range of loss with respect to the 31 other hospitals because our external clinical expert has not completed its report on the billing practices of those hospitals. We are engaged in potential settlement discussions with the DOJ to resolve this matter, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Clinica de la Mama Investigations and Qui Tam Action—As previously reported, we received a subpoena in May 2012 from the Office of Inspector General (“OIG”) of U.S. Department of Health and Human Services in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that certain of our Georgia and South Carolina hospitals had with Hispanic Medical Management, Inc. (“HMM”). HMM is an unaffiliated entity that owns and operates clinics that provide, among other things, prenatal care predominantly to uninsured patients. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil investigation is being conducted by the Civil Division of the DOJ, the U.S. Attorney’s Office for the Middle District of Georgia and the Georgia Attorney General’s Office, while the parallel criminal investigation is being conducted by the Criminal Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia.

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. Tenet and four of its hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. The Georgia Attorney General’s Office, on behalf of the State of Georgia, has intervened in the qui tam action and, on February 18, 2014, the Civil Division of the DOJ and the U.S. Attorney’s Office for the Middle District of Georgia filed a motion seeking leave of court to intervene in the action on behalf of the United States. Our motion to dismiss, which was filed on November 8, 2013, is pending.

If we or our subsidiaries were determined to have violated the anti-kickback statutes, the government could require us to reimburse related government program payments received during the subject period, assess civil monetary penalties including treble damages, exclude individuals or subsidiaries from participation in federal health care programs, or seek criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. Management has established a reserve, as described below, to reflect the current estimate of probable liability for these matters, but it is impossible at this time to predict the amount and terms of any potential resolution. We will continue to vigorously defend against the government’s allegations.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of December 31, 2013, we had recorded reserves of approximately $27 million in the aggregate for our potential reimbursement obligations with respect to 23 hospitals under review for their billing practices for kyphoplasty and cardiac defibrillator implantation procedures, as well as the Clinica de la Mama matters. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

Settlement of Previously Reported Litigation

•                  Hospital-Related Tort Claim—In 2013, we settled for $8 million a previously disclosed lawsuit — which was captioned Rosenberg v. Encino-Tarzana Regional Medical Center and Tenet Healthcare Corporation — filed in January 2007 in connection with an alleged April 2006 assault at Tarzana Regional Medical Center (a hospital we divested in 2008).

•                  Class Action Lawsuits Relating to Vanguard Acquisition—In August 2013, Vanguard entered into a proposed settlement agreement with respect to two class action lawsuits filed in June 2013 on behalf of Vanguard stockholders in the Chancery Court for Davidson County, Tennessee, captioned James A. Kaurich v. Vanguard Health Systems, Inc., et al., and Marion Edinburgh TTEE FBO Marion Edinburgh Trust U/T/D/ 7/8/1991 v. Vanguard Health Systems, Inc., et al. In January 2014, the court issued a preliminary order approving the proposed settlement. The final hearing to approve the settlement is scheduled to be held in April 2014. Under the terms of the settlement, Vanguard made certain supplemental disclosures related to the acquisition, extended the period for its stockholders to exercise their appraisal rights (which has since expired), and agreed to pay the fees and expenses of the plaintiffs’ counsel. The settlement will not have a material adverse effect on our business, financial condition or results of operations.

Ordinary Course Matters

We are also subject to other claims and lawsuits arising in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor laws, tax audits and other matters. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material effect on our business, financial condition or results of operations.

In addition to the proceedings described above, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs allege tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of over 5,000 persons; however, only eight individuals have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. The lawsuit is expected to be tried in June 2014. We are not able to estimate the reasonably possible loss or a reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; and the failure of the plaintiffs to provide any evidence of damages. We intend to vigorously contest the plaintiffs’ claims.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2013, 2012 and 2011:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Year Ended December 31, 2013
Continuing operations	$5	$31	$(10)	$14	$40
Discontinued operations	5	2	(1)	0	6
	$10	$33	$(11)	$14	$46
Year Ended December 31, 2012
Continuing operations	$49	$5	$(49)	$0	$5
Discontinued operations	17	0	(12)	0	5
	$66	$5	$(61)	$0	$10
Year Ended December 31, 2011
Continuing operations	$30	$55	$(36)	$0	$49
Discontinued operations	0	17	0	0	17
	$30	$72	$(36)	$0	$66

For the years ended December 31, 2013, 2012 and 2011, we recorded net costs of $33 million, $5 million and $72 million, respectively, in connection with significant legal proceedings and investigations. The 2013 and 2012 amounts primarily related to costs associated with various legal proceedings and governmental reviews. The 2011 amount primarily related to costs associated with our evaluation of an unsolicited acquisition proposal received in November 2010 (which was subsequently withdrawn), changes in reserve estimates established in connection with certain governmental reviews described above, accruals for a physician privileges case and certain hospital-related tort claims, the settlement of a union arbitration claim, and costs to defend various matters. The amount for 2013 in the column entitled “Other” above relates to the reserves assumed as part of our acquisition of Vanguard in October 2013.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
Federal	$2	$(3)	$0
State	4	11	(6)
	6	8	(6)
Deferred tax expense (benefit):
Federal	(56)	117	62
State	(15)	0	5
	(71)	117	67
	$(65)	$125	$61

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below:

	Years Ended December 31,
	2013	2012	2011
Tax expense at statutory federal rate of 35%	$(55)	$117	$57
State income taxes, net of federal income tax benefit	1	13	10
Tax attributable to noncontrolling interests	(10)	(4)	(4)
Nondeductible transaction costs	6	0	0
Other changes in valuation allowance	(2)	(5)	(2)
Change in tax contingency reserves, including interest	(7)	(1)	(12)
Prior-year provision to return adjustment and other changes in deferred taxes, net of valuation allowance	3	3	7
Other items	(1)	2	5
	$(65)	$125	$61

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$0	$678	$0	$375
Reserves related to discontinued operations and restructuring charges	20	0	5	0
Receivables (doubtful accounts and adjustments)	209	0	173	0
Deferred gain on debt exchanges	0	53	0	53
Accruals for retained insurance risks	288	0	182	0
Intangible assets	0	163	0	122
Other long-term liabilities	76	0	55	0
Benefit plans	299	0	214	0
Other accrued liabilities	60	0	11	0
Investments and other assets	0	45	6	0
Net operating loss carryforwards	708	0	588	0
Stock-based compensation	28	0	32	0
Other items	29	0	36	0
	1,717	939	1,302	550
Valuation allowance	(107)	0	(56)	0
	$1,610	$939	$1,246	$550

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2013	2012
Current portion of deferred income tax asset	$581	$354
Deferred income tax asset, net of current portion	90	342
Noncurrent deferred income tax liability	0	0
Net deferred tax asset	$671	$696

During the year ended December 31, 2013, the valuation allowance increased by $51 million, $34 million due to the acquisition of Vanguard and $17 million primarily due to the adjustment of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance. The $107 million balance in the valuation allowance as of December 31, 2013 is primarily attributable to certain state net operating loss carryovers that, more likely than not, will expire unutilized. During the year ended December 31, 2012, we reduced the valuation allowance by an additional $5 million based on 2012 profits and projected profits for 2013. During the year ended December 31, 2011, we reduced the valuation allowance for our deferred tax assets by $5 million based on 2011 profits and projected profits for 2012.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2013, 2012 and 2011.

	Continuing Operations	Discontinued Operations	Total
Balance at December 31, 2010	34	1	35
Additions for prior-year tax positions	15	0	15
Reductions for tax positions of prior years	(2)	0	(2)
Additions for current-year tax positions	3	0	3
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(12)	0	(12)
Reductions due to a lapse of statute of limitations	(4)	0	(4)
Balance at December 31, 2011	34	1	35
Additions for prior-year tax positions	0	0	0
Reductions for tax positions of prior years	(2)	0	(2)
Additions for current-year tax positions	2	0	2
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(3)	0	(3)
Reductions due to a lapse of statute of limitations	(0)	0	(0)
Balance at December 31, 2012	31	1	32
Additions for prior-year tax positions	15	0	15
Reductions for tax positions of prior years	(0)	0	(0)
Additions for current-year tax positions	3	0	3
Reductions for current-year tax positions	0	0	0
Reductions due to settlements with taxing authorities	(0)	0	(0)
Reductions due to a lapse of statute of limitations	(6)	(1)	(7)
Balance at December 31, 2013	$43	$0	$43

The total amount of unrecognized tax benefits as of December 31, 2013 was $43 million, of which $34 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2013 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2012 was $32 million, which, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2012 includes expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2011 was $35 million which, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2011 includes a benefit of $21 million ($2 million related to continuing operations and $19 million related to discontinued operations) attributable to a reduction in our estimated liabilities for uncertain tax positions, net of related deferred tax effects, primarily as a result of audit settlements and the expiration of statutes of limitation.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2013. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2013 were $5 million, all of which related to continuing operations.

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

As of December 31, 2013, approximately $1 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2013, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax expiring in 2024 to 2033, (2) approximately $19 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $14 million expiring in 2023 through 2031, and (4) state NOL carryforwards of $3.8 billion expiring in 2014 through 2033 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $34 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 17. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the years ended December 31, 2013, 2012 and 2011. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Income (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2013
Loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(123)	101,648	$(1.21)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(123)	101,648	$(1.21)
Year Ended December 31, 2012
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$185	104,200	$1.77
Effect of dilutive stock options and restricted stock units	0	4,726	(0.07)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$185	108,926	$1.70
Year Ended December 31, 2011
Income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$68	117,182	$0.58
Effect of dilutive stock options and restricted stock units	0	4,113	(0.02)
Income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$68	121,295	$0.56

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the year ended December 31, 2013 because we did not report income from continuing operations in the period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in that period, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 2,310. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the years ended December 31, 2013, 2012 and 2011 were 755, 2,876 and 3,421 shares, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities – current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities – noncurrent	62	23	38	1
	$65	$24	$40	$1

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Marketable securities – current	$4	$4	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities – noncurrent	14	2	11	1
	$20	$6	$13	$1

There was no change in the fair value of our auction rate securities valued using significant unobservable inputs during the years ended December 31, 2013 or 2012.

At December 31, 2013, one of our captive insurance subsidiaries held $1 million of preferred stock and other securities that were distributed from auction rate securities whose auctions have failed due to sell orders exceeding buy orders. We were not required to record an other-than-temporary impairment of these securities during the years ended December 31, 2013 or 2012.

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

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$44	$—	$44	$—

As described in Note 5, we recorded a $12 million impairment charge in continuing operations in the year ended December 31, 2013 for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

The fair value of our long-term debt is based on quoted market prices (Level 1). At December 31, 2013 and 2012, the estimated fair value of our long-term debt was approximately 103.5% and 108.2%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2013, we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard. We also purchased the following businesses: (1) 11 ambulatory surgery centers (in one of which we had previously held a noncontrolling interest); (2) an urgent care center; (3) a provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals; (4) a medical office building; and (5) various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $1.515 billion.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment primarily for Vanguard and several recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the year ended December 31, 2013, we made adjustments to purchase price allocations for businesses acquired in 2012 that increased goodwill by approximately $5 million.

During the year ended December 31, 2012, we acquired a diagnostic imaging center, an oncology center, an urgent care center, a health plan, a cyberknife center in which we previously held a noncontrolling interest, a majority interest in nine ambulatory surgery centers (in one of which we had previously held a noncontrolling interest), as well as 20 physician practice entities and a physician practice management company in which we had previously held a noncontrolling interest as part of our Hospital Operations and other segment. Also during the year ended December 31, 2012, our Conifer segment acquired an information management and services company and a hospital revenue cycle management business. The purchase price was $211 million.

Preliminary purchase price allocations for all the acquisitions made during the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current assets	$1,058	$19
Property and equipment	3,134	24
Other intangible assets	166	53
Goodwill	2,121	182
Investments and other assets	83	0
Other long-term assets	126	0
Current liabilities	(1,024)	(23)
Deferred tax liabilities	(174)	0
Long-term liabilities	(3,741)	(7)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(175)	0
Noncontrolling interests	(49)	(37)
Net cash paid	$1,515	$211
Gain on business combination	$10	$0

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $52 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2013 and 2012, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

Included in equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating for the year ended December 31, 2013.

Acquisition of Vanguard Health Systems

Effective October 1, 2013, we acquired the common stock of Vanguard for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard, including the assumption of $2.5 billion of Vanguard’s net debt. We have not yet finalized the analysis required to complete the purchase price allocation for this acquisition and the related disclosures.

The preliminary purchase price allocation for our Vanguard acquisition is as follows:

Current assets	$1,054
Investments and other assets	82
Property and equipment	3,074
Other long term assets	118
Other intangible assets	108
Goodwill	1,936
Current liabilities	(1,012)
Deferred taxes long term	(161)
Long-term liabilities	(3,726)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(165)
Noncontrolling interests	(7)
Net cash paid	$1,301

Pro Forma Information - Unaudited

The following table provides certain pro forma financial information for Tenet as if the Vanguard Health Systems acquisition had occurred at the beginning of the year ended December 31, 2012.

	Year Ended December 31,
	2013	2012

Net operating revenues	$15,650	$15,140
Income (loss) from continuing operations , before income taxes	$(294)	$294

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

Our core business is Hospital Operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related health care businesses. At December 31, 2013, our subsidiaries operated 77 hospitals with a total of 20,293 licensed beds, primarily serving urban and suburban communities, as well as 183 outpatient centers, six health plans and six accountable care networks.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At December 31, 2013, Conifer provided services to more than 700 Tenet and non-Tenet hospital and other clients nationwide.

As mentioned above, in 2012, our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms. In 2011, the services provided by both parties were charged to the other party based on an estimate of the internal costs to provide such services. The amounts in the tables directly below reflect the services being charged based on estimated third-party terms in 2013 and 2012, but not in 2011.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2013	2012	2011

Assets:
Hospital Operations and other	$15,874	$8,825	$8,389
Conifer	256	219	73
Total	$16,130	$9,044	$8,462

	Year Ended December 31,
	2013	2012	2011
Capital expenditures:
Hospital Operations and other Core Services	$670	$495	$461
Conifer	21	13	14
Total	$691	$508	$475

Net operating revenues:
Hospital Operations and other	$10,587	$9,002	$8,575
Conifer
Tenet	404	371	261
Other customers	515	117	79
	11,506	9,490	8,915
Intercompany eliminations	(404)	(371)	(261)
Total	$11,102	$9,119	$8,654

Adjusted EBITDA:
Hospital Operations and other Core Services	$1,210	$1,098	$1,083
Conifer	132	105	43
Total	$1,342	$1,203	$1,126

Depreciation and amortization:
Hospital Operations and other Core Services	$526	$420	$389
Conifer	19	10	9
Total	$545	$430	$398

Adjusted EBITDA	$1,342	$1,203	$1,126
Depreciation and amortization	(545)	(430)	(398)
Impairment and restructuring charges, and acquisition-related costs	(103)	(19)	(20)
Litigation and investigation costs	(31)	(5)	(55)
Interest expense	(474)	(412)	(375)
Loss from early extinguishment of debt	(348)	(4)	(117)
Investment earnings	1	1	3
Income (loss) before income taxes	$(158)	$334	$164

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

Effective December 31, 2012, we adopted ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Topic 350. The adoption of this standard had no impact on our financial condition, results of operations or cash flows

Recently Issued Accounting Standards

In July 2013, the FASB issued, ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice that exists for the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU No. 2013-11 is effective for our fiscal quarter ending March 31, 2014. ASU 2013-11 impacts balance sheet presentation only. We do not expect the adoption of this standard to impact our balance sheet.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Net operating revenues	$2,387	$2,422	$2,408	$3,885
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$(50)	$28	$(24)
Net income (loss)	$(83)	$(43)	$36	$(14)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$(0.85)	$(0.49)	$0.28	$(0.24)
Diluted	$(0.85)	$(0.49)	$0.27	$(0.24)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
Net operating revenues	$2,302	$2,265	$2,221	$2,331
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$58	$(6)	$40	$49
Net income (loss)	$67	$(20)	$32	$54
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$0.56	$(0.06)	$0.38	$0.46
Diluted	$0.53	$(0.06)	$0.37	$0.45

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by CMS of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related health care facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local health care competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in health care regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

All amounts related to shares, share prices and earnings per share have been restated to give retrospective presentation for the reverse stock split described in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We completed our acquisition of Vanguard effective October 1, 2013. The facilities acquired as part of the Vanguard acquisition utilize different information technology systems than our other facilities. We have excluded all of the Vanguard operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The rules of the Securities and Exchange Commission (“SEC”) require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the Vanguard operations within the required timeframe and report management’s assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. Other than the Vanguard acquisition, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the Vanguard acquisition. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

Management’s report on internal control over financial reporting is set forth on page 88 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 89 herein.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our Standards to Conduct, by which all of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item I, Business — Compliance and Ethics, of Part I of this report.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 91 through 129.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 140).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(2)               Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)               Agreement and Plan of Merger, dated as of June 24, 2013, by and among the Registrant, Orange Merger Sub, Inc. and Vanguard Health Systems, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed June 24, 2013)

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

(c )          Seventh Supplemental Indenture, dated as of June 18, 2004, between the Registrant and The Bank of New York, as trustee, relating to 9 7/8% Senior Notes due 2014 (Incorporated by reference to Exhibit 4(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed August 3, 2004)

(d)            Eighth Supplemental Indenture, dated as of January 28, 2005, between the Registrant and The Bank of New York, as trustee, relating to 9¼% Senior Notes due 2015 (Incorporated by reference to Exhibit 4(g) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 8, 2005)

(e)             Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(f)              Fourteenth Supplemental Indenture, dated as of November 21, 2011, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6¼% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(g)             Fifteenth Supplemental Indenture, dated as of October 16, 2012, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4¾% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(h)            Sixteenth Supplemental Indenture, dated as of October 16, 2012, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 6¾% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(i)                Seventeenth Supplemental Indenture, dated as of February 5, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating 4½% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed February 5, 2013)

(j)               Twentieth Supplemental Indenture, dated as of May 30, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating 4 3/8% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated May 30, 2013 and filed May 31, 2013)

(k)            Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(l)                Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(m)        Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8 1/8% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(n)            Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8 1/8% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

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

(b)            Amendment No. 1, dated as of November 29, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 29, 2011 and filed December 1, 2011)

(c)             Amendment No. 2, dated as of January 23, 2014, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein†

(d)            Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

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

(g)             Exchange and Registration Rights Agreement, dated as of October 1, 2013, by and among the Registrant, certain of its subsidiaries, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(h)            Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(i)                Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(j)               Letter from the Registrant to Keith B. Pitts dated June 21, 2013*†

(k)            Letter from the Registrant to Britt T. Reynolds, dated December 15, 2011 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012)*

(l)                Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(m)        Letter from the Registrant to Audrey Andrews, accepted January 24, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(n)            Letter from the Registrant to Cathy Fraser, dated August 29, 2006 (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed February 26, 2008)*

(o)            Letter from the Registrant to R. Scott Ramsey, dated September 10, 2012 (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(p)            Tenet Second Amended and Restated Executive Severance Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(q)            Board of Directors Retirement Plan, effective January 1, 1985, as amended August 18, 1993, April 25, 1994 and July 30, 1997 (Incorporated by reference to Exhibit 10(q) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(r)               Tenet Healthcare Corporation Seventh Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(s)              Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(t)               Second Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(h) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(u)            Tenet Healthcare Corporation Second Amended and Restated 1994 Directors Stock Option Plan (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(v)            First Amended and Restated 1991 Stock Incentive Plan (Incorporated by reference to Exhibit 10(v) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(w)          Second Amended and Restated 1995 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(x)            Second Amended and Restated Tenet Healthcare Corporation 1999 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10(x) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 27, 2007)*

(y)            Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective December 31, 2008 (Incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(z)             Form of Stock Award used to evidence grants of stock options and/or restricted units under the Fourth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(aa)     Third Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(j) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(bb)     Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(cc)       Award Agreement, dated June 13, 2013, used to evidence grant of performance-based restricted stock units to Trevor Fetter under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by

reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 6, 2013)*

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: February 24, 2014	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2014	By:	/s/ TREVOR FETTER
Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 24, 2014	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2014	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Date: February 24, 2014	By:	/s/ JOHN ELLIS BUSH
John Ellis Bush Director

Date: February 24, 2014	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director

Date: February 24, 2014	By:	/s/ KAREN M. GARRISON
Karen M. Garrison Director

Date: February 24, 2014	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Director

Date: February 24, 2014	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director

Date: February 24, 2014	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Date: February 24, 2014	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Director

Date: February 24, 2014	By:	/s/ JAMES A. UNRUH
James A. Unruh Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Other Accounts	Deductions(3)	Other Items(4)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$401	$975	$—	$(787)	$—	$589
Year ended December 31, 2012	$397	$789	$—	$(785)	$—	$401
Year ended December 31, 2011	$352	$721	$—	$(676)	$—	$397

Valuation allowance for deferred tax assets
Year ended December 31, 2013	$56	$23	$(1)	$—	$29	$107
Year ended December 31, 2012	$61	$(5)	$—	$—	$—	$56
Year ended December 31, 2011	$66	$(5)	$—	$—	$—	$61

(1)   Includes amounts recorded in discontinued operations.

(2)   Before considering recoveries on accounts or notes previously written off.

(3)   Accounts written off.

(4)   Vanguard acquisition.