Form 10-Q
period 2014-03-31
TENET HEALTHCARE CORP
filed 2014-05-05
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 97,653,460 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$141	$113
Accounts receivable, less allowance for doubtful accounts ($671 at March 31, 2014 and $589 at December 31, 2013)	2,141	1,965
Inventories of supplies, at cost	261	262
Income tax receivable	19	0
Current portion of deferred income taxes	577	581
Other current assets	839	789
Total current assets	3,978	3,710
Investments and other assets	355	405
Deferred income taxes, net of current portion	129	90
Property and equipment, at cost, less accumulated depreciation and amortization ($4,018 at March 31, 2014 and $3,898 at December 31, 2013)	7,723	7,691
Goodwill	3,070	3,042
Other intangible assets, at cost, less accumulated amortization ($569 at March 31, 2014 and $523 at December 31, 2013)	1,229	1,192
Total assets	$16,484	$16,130

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$622	$149
Accounts payable	1,019	1,075
Accrued compensation and benefits	595	631
Professional and general liability reserves	140	156
Accrued interest payable	274	198
Other current liabilities	686	719
Total current liabilities	3,336	2,928
Long-term debt, net of current portion	10,612	10,690
Professional and general liability reserves	567	543
Defined benefit plan obligations	395	398
Other long-term liabilities	453	446
Total liabilities	15,363	15,005
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	267	247
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 144,782,041 shares issued at March 31, 2014 and 144,057,351 shares issued at December 31, 2013	7	7
Additional paid-in capital	4,576	4,572
Accumulated other comprehensive loss	(23)	(24)
Accumulated deficit	(1,454)	(1,422)
Common stock in treasury, at cost, 47,197,211 shares at March 31, 2014 and 47,197,722 shares at December 31, 2013	(2,378)	(2,378)
Total shareholders’ equity	728	755
Noncontrolling interests	126	123
Total equity	854	878
Total liabilities and equity	$16,484	$16,130

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,306	$2,594
Less: Provision for doubtful accounts	380	207
Net operating revenues	3,926	2,387
Operating expenses:
Salaries, wages and benefits	1,921	1,161
Supplies	628	384
Other operating expenses, net	999	568
Electronic health record incentives	(9)	0
Depreciation and amortization	193	114
Impairment and restructuring charges, and acquisition-related costs	21	14
Litigation and investigation costs	3	0
Operating income	170	146
Interest expense	(182)	(103)
Loss from early extinguishment of debt	0	(177)
Net loss from continuing operations, before income taxes	(12)	(134)
Income tax benefit	1	53
Net loss from continuing operations, before discontinued operations	(11)	(81)
Discontinued operations:
Loss from operations	(8)	(3)
Income tax benefit	3	1
Net loss from discontinued operations	(5)	(2)
Net loss	(16)	(83)
Less: Net income attributable to noncontrolling interests	16	5
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(32)	$(88)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(27)	$(86)
Net loss from discontinued operations, net of tax	(5)	(2)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(32)	$(88)
Net loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.28)	$(0.83)
Discontinued operations	(0.05)	(0.02)
	$(0.33)	$(0.85)
Diluted
Continuing operations	$(0.28)	$(0.83)
Discontinued operations	(0.05)	(0.02)
	$(0.33)	$(0.85)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	97,161	104,103
Diluted	97,161	104,103

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(16)	$(83)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	1	0
Other comprehensive income before income taxes	1	0
Income tax expense related to items of other comprehensive income	0	0
Total other comprehensive income, net of tax	1	0
Comprehensive net loss	(15)	(83)
Less: Comprehensive income attributable to noncontrolling interests	16	5
Comprehensive net loss attributable to Tenet Healthcare Corporation common shareholders	$(31)	$(88)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(16)	$(83)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	114
Provision for doubtful accounts	380	207
Deferred income tax benefit	(3)	(55)
Stock-based compensation expense	12	11
Impairment and restructuring charges, and acquisition-related costs	21	14
Litigation and investigation costs	3	0
Loss from early extinguishment of debt	0	177
Amortization of debt discount and debt issuance costs	7	5
Pre-tax loss from discontinued operations	8	3
Other items, net	(3)	(10)
Changes in cash from operating assets and liabilities:
Accounts receivable	(557)	(251)
Inventories and other current assets	(60)	(44)
Income taxes	(2)	3
Accounts payable, accrued expenses and other current liabilities	29	(138)
Other long-term liabilities	13	27
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(30)	(7)
Net cash used in operating activities from discontinued operations, excluding income taxes	(14)	(5)
Net cash used in operating activities	(19)	(32)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(281)	(133)
Purchases of businesses or joint venture interests, net of cash acquired	(9)	(5)
Proceeds from sales of marketable securities, long-term investments and other assets	3	3
Other long-term assets	(4)	29
Other items, net	0	2
Net cash used in investing activities	(291)	(104)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(665)	(200)
Proceeds from borrowings under credit facility	430	220
Repayments of other borrowings	(24)	(899)
Proceeds from other borrowings	600	850
Repurchases of common stock	0	(100)
Deferred debt issuance costs	(11)	(15)
Distributions paid to noncontrolling interests	(11)	(6)
Contributions from noncontrolling interests	13	0
Proceeds from exercise of stock options	6	15
Other items, net	0	2
Net cash provided by (used in) financing activities	338	(133)
Net increase (decrease) in cash and cash equivalents	28	(269)
Cash and cash equivalents at beginning of period	113	364
Cash and cash equivalents at end of period	$141	$95
Supplemental disclosures:
Interest paid, net of capitalized interest	$(105)	$(125)
Income tax refunds (payments), net	$(1)	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is an investor-owned healthcare services company whose subsidiaries and affiliates as of March 31, 2014 primarily operated 77 hospitals with a total of 20,255 licensed beds, 189 outpatient centers, six health plans and Conifer Health Solutions, LLC (“Conifer”), which provides business process solutions to more than 700 hospital and other clients nationwide.

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

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been adjusted to conform to the current-year presentation, including $73 million of Medicaid supplemental payments receivable that are now presented as other current assets rather than accounts receivable.

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

Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended March 31,
	2014	2013
General Hospitals:
Medicare	$857	$540
Medicaid	292	188
Managed care	2,190	1,361
Indemnity, self-pay and other	447	260
Acute care hospitals — other revenue	19	28
Other:
Other operations	501	217
Net operating revenues before provision for doubtful accounts	$4,306	$2,594

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $141 million and $113 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, our book overdrafts were approximately $183 million and $245 million, respectively, which were classified as accounts payable.

At March 31, 2014 and December 31, 2013, approximately $78 million and $62 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at March 31, 2014 and December 31, 2013, we had $113 million and $193 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $60 million and $138 million, respectively, were included in accounts payable.

During the three months ended March 31, 2014 and 2013, we entered into non-cancellable capital leases of approximately $52 million and $31 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of March 31, 2014:
Capitalized software costs	$1,330	$(509)	$821
Long-term debt issuance costs	241	(37)	204
Trade names	81	0	81
Contracts	64	(4)	60
Other	82	(19)	63
Total	$1,798	$(569)	$1,229

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2013:
Capitalized software costs	$1,260	$(475)	$785
Long-term debt issuance costs	230	(31)	199
Trade names	81	0	81
Contracts	64	(2)	62
Other	80	(15)	65
Total	$1,715	$(523)	$1,192

Estimated future amortization of intangibles with finite useful lives as of March 31, 2014 is as follows:

		Years Ending December 31,					Later
	Total	2014	2015	2016	2017	2018	Years
Amortization of intangible assets	$1,139	$194	$230	$152	$122	$94	$347

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2014	2013
Continuing operations:
Patient accounts receivable	$2,793	$2,537
Allowance for doubtful accounts	(671)	(589)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	91
Net cost reports and settlements payable and valuation allowances	(75)	(77)
	2,138	1,962
Discontinued operations	3	3
Accounts receivable, net	$2,141	$1,965

As of March 31, 2014 and December 31, 2013, our allowance for doubtful accounts was 24.0% and 23.2%, respectively, of our patient accounts receivable. The increase in the provision for doubtful accounts primarily related to a decrease in our self-pay collection rate, as well as increased uninsured patient revenues, higher patient co-pays and deductibles, and a temporary increase in the aging of our receivables due to payment timing issues with certain payers in the three months ended March 31, 2014. Accounts that are pursued for collection through the regional business offices of Conifer are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. As of March 31, 2014 and December 31, 2013, our allowance for doubtful accounts for self-pay was 79.6% and 75.9%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of March 31, 2014 and December 31, 2013, our allowance for doubtful accounts for managed care was 5.5% and 5.6%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2014 and 2013 were approximately $189 million and $104 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2014 and 2013 were $40 million and $32 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2014 and 2013 were approximately $154 million and $67 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

Net operating revenues and net loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended March 31,
	2014	2013
Net operating revenues	$1	$3
Net loss before income taxes	(8)	(3)

Should we dispose of additional hospitals or other assets in the future, we may incur additional asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $21 million, consisting $6 million of employee severance costs, $5 million of other exit costs, and $10 million in acquisition-related costs, which include both transaction costs and acquisition integration charges.

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

As of March 31, 2014, our continuing operations consisted of two operating segments, our hospital and other operations and our Conifer subsidiary. During the three months ended March 31, 2014, we combined our California region and our Phoenix market to form our Western region. Our hospital and other operations are currently structured as follows:

•                  Our Central region includes all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas, except for those in the San Antonio and South Texas markets;

•                  Our Florida region includes all of our hospitals and other operations in Florida;

•                  Our Northeast region includes all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•                  Our Southern States region includes all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•                  Our Western region includes all of our hospitals and other operations in Arizona and California;

•                  Our Detroit market  includes all of our hospitals and other operations in the Detroit, Michigan area;

•                  Our San Antonio market includes all of our hospitals and other operations in the San Antonio, Texas area; and

•                  Our South Texas market includes all of our hospitals and other operations in the Brownsville and Harlingen, Texas areas.

These regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Senior notes:
9 7/8%, due 2014	$60	$60
9 1/4%, due 2015	474	474
5%, due 2019	600	0
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	170	405
Capital leases and mortgage notes	437	407
Unamortized note discounts and premium	(28)	(28)
Total long-term debt	11,234	10,839
Less current portion	622	149
Long-term debt, net of current portion	$10,612	$10,690

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2014). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. The revolving credit facility is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2014, we had $170 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.62%, and we had approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $825 million was available for borrowing under the revolving credit facility at March 31, 2014.

Letter of Credit Facility

On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred, or expect to transfer, to the LC Facility (the “Existing Letters of Credit”)), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2014, we had approximately $180 million of standby letters of credit outstanding under the LC Facility.

Senior Notes

In March 2014, we sold $600 million aggregate principal amount of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement. All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described in our Annual Report, the obligations of our subsidiaries, and any obligations under our Credit Agreement and the LC Facility to the extent of the collateral. Our Annual Report also describes the covenants and conditions, as well as other provisions, including our redemption rights, set forth in the indentures governing our senior notes.

NOTE 6. GUARANTEES

At March 31, 2014, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $98 million. We had a liability of $73 million recorded for these guarantees included in other current liabilities at March 31, 2014.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at March 31, 2014 was $15 million. We had a liability of $2 million recorded for these guarantees at March 31, 2014, of which $1 million was included in other current liabilities and $1 million was included in other long-term liabilities.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2014, approximately 1.8 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and restricted stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the three months ended March 31, 2014 and 2013 includes $12 million and $13 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2013	3,308,111	$30.79
Granted	0
Exercised	(159,501)	34.62
Forfeited/Expired	(609,999)	47.92
Outstanding as of March 31, 2014	2,538,611	$26.43	$42	3.9 years
Vested and expected to vest at March 31, 2014	2,526,717	$26.38	$42	3.9 years
Exercisable as of March 31, 2014	2,120,980	$24.96	$38	3.6 years

There were 159,501 stock options exercised during the three months ended March 31, 2014 with a $2 million aggregate intrinsic value, and 654,264 stock options exercised during the same period in 2013 with a $11 million aggregate intrinsic value.

As of March 31, 2014, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

There were no stock options granted in the three months ended March 31, 2014. In the three months ended March 31, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the Plan, and will expire on the fifth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2013 was $14.46 per share. These fair values were calculated based on the grant date, using a binomial lattice model with the following assumptions:

Three Months Ended March 31, 2013
Expected volatility	50%
Expected dividend yield	0%
Expected life	3.6 years
Expected forfeiture rate	6%
Risk-free interest rate	0.48%
Early exercise threshold	100% gain
Early exercise rate	50% per year

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

The following table summarizes information about our outstanding stock options at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	309,718	4.9 years	$4.56	309,718	$4.56
$4.57 to $25.089	1,019,131	5.7 years	20.81	879,951	20.46
$25.09 to $32.569	466,304	2.3 years	29.44	466,304	29.44
$32.57 to $42.529	719,092	2.1 years	41.08	440,641	42.20
$42.53 to $55.129	24,366	0.7 years	49.71	24,366	49.71
	2,538,611	3.9 years	$26.43	2,120,980	$24.96

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2013	2,707,222	$33.34
Granted	1,236,975	44.34
Vested	(839,353)	29.72
Forfeited	(46,230)	30.83
Unvested as of March 31, 2014	3,058,614	$37.89

In the three months ended March 31, 2014, we granted 1,236,975 restricted stock units subject to time-vesting of which 918,924 will vest and be settled ratably over a three-year period from the date of the grant and 47,359 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 270,692 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2014. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. If the performance goal is not achieved, the restricted stock units will be forfeited.

The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 270,692 units granted, depending on our level of achievement with respect to the performance goal.

In the three months ended March 31, 2013, we granted 770,554 restricted stock units subject to time-vesting, of which 690,421 will vest and be settled ratably over a three-year period from the date of the grant and 80,133 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. Because the performance goal for the year ended December 31, 2013 was met at the target level, 100% of the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date.

As of March 31, 2014, there were $102 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.8 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2014 and 2013 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock
	Shares Outstanding	Issued Par Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	0	0	0	0	(32)	0	5	(27)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(10)	(10)
Contributions from noncontrolling interests	0	0	0	0	0	0	3	3
Other comprehensive income	0	0	0	1	0	0	0	1
Purchases of businesses or joint venture interests	0	0	0	0	0	0	5	5
Stock-based compensation expense and issuance of common stock	725	0	4	0	0	0	0	4
Balances at March 31, 2014	97,585	$7	$4,576	$(23)	$(1,454)	$(2,378)	$126	$854

Balances at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	(88)	0	5	(83)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(6)	(6)
Purchases of businesses or joint venture interests	0	0	0	0	0	0	3	3
Repurchase of common stock	(2,455)	0	0	0	0	(100)	0	(100)
Stock-based compensation expense and issuance of common stock	1,248	0	13	0	0	1	0	14
Balances at March 31, 2013	103,426	$7	$4,484	$(68)	$(1,376)	$(2,078)	$77	$1,046

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Balances at beginning of period	$247	$16
Net income	11	0
Distributions paid to noncontrolling interests	(1)	0
Contributions from noncontrolling interests	10	0
Sales of joint venture interests	0	10
Purchases of businesses	0	10
Balances at end of period	$267	$36

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At March 31, 2014 and December 31, 2013, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $707 million and $699 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.30% and 2.45% at March 31, 2014 and December 31, 2013, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $49 million and $26 million for the three months ended March 31, 2014 and 2013, respectively.

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

Governmental Reviews

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities have received inquiries from government agencies, and our facilities may receive such inquiries in future periods. The following material governmental reviews, which have been previously reported, are currently pending.

•                  Kyphoplasty—From March 2009 through July 2010, seven of our hospitals became the subject of a review by the U.S. Department of Justice (“DOJ”) and certain other federal agencies regarding the appropriateness of inpatient treatment for Medicare patients receiving kyphoplasty, which is a surgical procedure used to treat certain spinal conditions. We believe this review is part of a national investigation and is related to a qui tam settlement between the government and the manufacturer and distributor of Kyphon, the product used in performing kyphoplasty procedures. In January 2013, we paid $900,000 to settle claims against one of our hospitals subject to this review, and, in April 2014, we confirmed that another hospital is no longer the subject of investigation. We continue to engage in settlement discussions with the DOJ to resolve this matter with respect to the remaining five hospitals. Although it is impossible to predict the ultimate outcome of those discussions, we believe it is possible that a settlement could be reached in the three months ended June 30, 2014. Furthermore, based on current discussions, we believe the amount of the reserve management has established for this matter, as described below, continues to reflect our current estimate of probable liability.

•                  Implantable Cardioverter Defibrillators (“ICDs”)—At this time, 52 of our hospitals are part of a nationwide investigation to determine if ICD procedures from 2002 to 2010 complied with Medicare coverage requirements. In August 2012, the DOJ released its “Medical Review Guidelines/Resolution Model,” which sets out, for purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of

ICDs in Medicare beneficiaries and how the DOJ will enforce the repayment obligations of hospitals. Management has established a reserve, as described below, to reflect the current estimate of probable liability for 21 of the hospitals under review as part of the government’s examination, which commenced in March 2010. We are unable to calculate an estimate of loss or a range of loss with respect to the 31 other hospitals because our external clinical expert has not completed its report on the billing practices of those hospitals. We are engaged in potential settlement discussions with the DOJ to resolve this matter, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

•                  Clinica de la Mama Investigations and Qui Tam Action—As previously reported, we received a subpoena in May 2012 from the Office of Inspector General (“OIG”) of U.S. Department of Health and Human Services in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that certain of our Georgia and South Carolina hospitals had with Hispanic Medical Management, Inc. (“HMM”). HMM was an unaffiliated entity that owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil investigation is being conducted by the Civil Division of the DOJ, the U.S. Attorney’s Office for the Middle District of Georgia and the Georgia Attorney General’s Office, while the parallel criminal investigation is being conducted by the Criminal Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia.

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. Tenet and four of its hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. The Georgia Attorney General’s Office, on behalf of the State of Georgia, has intervened in the qui tam action and the United States filed its complaint in intervention on March 18, 2014. Our motion to dismiss both the state’s and the relator’s complaints, which was filed in November 2013, is pending. We plan to file our motion to dismiss the United States’ complaint in May 2014.

If we or our subsidiaries were determined to have violated the anti-kickback statutes, the government could require us to reimburse related government program payments received during the subject period, assess civil monetary penalties including treble damages, exclude individuals or subsidiaries from participation in federal healthcare programs, or seek criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. Management has established a reserve, as described below, to reflect the current estimate of probable liability for these matters, but it is impossible at this time to predict the amount and terms of any potential resolution. We will continue to vigorously defend against the government’s allegations.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, as of March 31, 2014, we had recorded reserves of approximately $28 million in the aggregate for our potential reimbursement obligations with respect to 25 hospitals under review for their billing practices for kyphoplasty and cardiac defibrillator implantation procedures, as well as the Clinica de la Mama matters. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

In addition to the proceedings described above, we are defendants in a class action lawsuit in which the plaintiffs claim that in April 1996 patient identifying records from a psychiatric hospital that we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The lawsuit, Doe, et al. v. Jo Ellen Smith Medical Foundation, was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs allege tortious invasion of privacy and negligent infliction of emotional distress. The plaintiffs contend that the class consists of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. We believe there is no authority for an award of common damages under Louisiana law. In addition, we believe that there is no basis for the certification of this proceeding as a class action under applicable federal and Louisiana law precedents. In an effort to potentially avoid protracted litigation, at the parties’ request and recommendation, on March 31, 2014, the court appointed as a “special master” a retired judge to facilitate settlement discussions in this case. Those discussions are in a preliminary stage, and the parties have not yet, as of the date hereof, had substantive discussions regarding settlement terms. There can be no assurances that a settlement will be reached. Furthermore, we are not able to estimate the reasonably possible loss or a reasonably possible range of loss given: the small number of class members that have been identified or otherwise responded to the class certification process; the novel theories asserted by plaintiffs, including their assertion that a theory of presumed common damage exists under Louisiana law; and the failure of the plaintiffs to provide any evidence of damages. The portion of the lawsuit relating to plaintiffs’ common damage theory is scheduled to be tried beginning on June 16, 2014. If we are unable to reach a reasonable settlement, we intend to continue to vigorously contest the plaintiffs’ claims at trial.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2014 and 2013:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2014
Continuing operations	$40	$3	$(3)	$40
Discontinued operations	6	0	(6)	0
	$46	$3	$(9)	$40

Three Months Ended March 31, 2013
Continuing operations	$5	$0	$(1)	$4
Discontinued operations	5	0	0	5
	$10	$0	$(1)	$9

For the three months ended March 31, 2014, we recorded costs of $3 million primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

During the three months ended March 31, 2014, we recorded an income tax benefit of $1 million, which was net of an income tax expense of $3 million to increase our valuation allowance for deferred tax assets. The increase in the valuation allowance relates to an estimated decrease in the future utilization of state net operating loss carryovers.

During the three months ended March 31, 2014, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of March 31, 2014 was $43 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits as of March 31, 2014 were $5 million, all of which related to continuing operations.

As of March 31, 2014, approximately $1 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for net loss from continuing operations for the three months ended March 31, 2014 and 2013. Net loss is expressed in millions and weighted average shares are expressed in thousands.

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(27)	97,161	$(0.28)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(27)	97,161	$(0.28)

Three Months Ended March 31, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(86)	104,103	$(0.83)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(86)	104,103	$(0.83)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2014 and 2013 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,984 and 2,239, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Investments:	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities — current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	62	24	37	1
	$65	$25	$39	$1

Investments:	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities — current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	62	23	38	1
	$65	$24	$40	$1

The fair value of our long-term debt is based on quoted market prices (Level 1). At March 31, 2014 and December 31, 2013, the estimated fair value of our long-term debt was approximately 105.4% and 103.5%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the three months ended March 31, 2014, we acquired two ambulatory surgery centers, two urgent care centers and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $9 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment primarily for several recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the three months ended March 31, 2014, we made adjustments to purchase price allocations for businesses acquired in 2013 that increased goodwill by approximately $17 million due to additional information received during the period.

Preliminary purchase price allocations for the acquisitions made during the three months ended March 31, 2014 are as follows:

Current assets	$1
Property and equipment	2
Goodwill	11
Noncontrolling interests	(5)
Net cash paid	$9

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $6 million in transaction costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2014, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

Pro Forma Information - Unaudited

The following table provides certain pro forma financial information for Tenet as if the Vanguard acquisition had occurred at the beginning of the year ended December 31, 2013.

	Three Months Ended March 31,
	2014	2013

Net operating revenues	$3,926	$3,886
Net loss from continuing operations, before income taxes	$(12)	$(132)

NOTE 15. SEGMENT INFORMATION

Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related healthcare businesses. At March 31, 2014, our subsidiaries operated 77 hospitals with a total of 20,255 licensed beds, primarily serving urban and suburban communities, as well as 189 outpatient centers and six health plans.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At March 31, 2014, Conifer provided services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. Conifer’s two largest customers, Tenet and Catholic Health Initiatives, together comprised 81% and 79% of Conifer’s net operating revenues for the three months ended March 31, 2014 and 2013, respectively.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31,	December 31,
	2014	2013
Assets:
Hospital operations and other	$16,162	$15,874
Conifer	322	256
Total	$16,484	$16,130

	Three Months Ended
	March 31,
	2014	2013
Capital expenditures:
Hospital operations and other	$273	$131
Conifer	8	2
Total	$281	$133

Net operating revenues:
Hospital operations and other	$3,781	$2,268
Conifer
Tenet	140	92
Other customers	145	119
	4,066	2,479
Intercompany eliminations	(140)	(92)
Total	$3,926	$2,387

Adjusted EBITDA:
Hospital operations and other	$339	$242
Conifer	48	32
Total	$387	$274

Depreciation and amortization:
Hospital operations and other	$188	$110
Conifer	5	4
Total	$193	$114

Adjusted EBITDA	$387	$274
Depreciation and amortization	(193)	(114)
Impairment and restructuring charges, and acquisition-related costs	(21)	(14)
Litigation and investigation costs	(3)	0
Interest expense	(182)	(103)
Loss from early extinguishment of debt	0	(177)
Net loss from continuing operations before income taxes	$(12)	$(134)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services and management services businesses under our Conifer Health Solutions, LLC (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same-hospital operations, as described below, and (ii) Vanguard Health Systems, Inc. (“Vanguard”) and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the three months ended March 31, 2014. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Same-hospital information includes the results of our operations for all periods presented, including the same 49 hospitals operated during the three months ended March 31, 2014 and 2013, but excludes the results of legacy Vanguard operations, as well as our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

MANAGEMENT OVERVIEW

STRATEGIES AND TRENDS

We are committed to providing the communities our hospitals, outpatient centers and other healthcare facilities serve with high quality, cost-effective healthcare while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed below.

Core Business Strategy—We are focused on providing high quality care to patients through our hospitals and outpatient centers, and offering an array of business process solutions primarily to healthcare providers through Conifer. With respect to our hospitals and outpatient business, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to increase the number of outpatient centers we own, and to negotiate favorable contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communication and engagement solutions to optimize the relationship between providers and patients. In addition, our management services offerings have expanded to support value-based performance through clinical integration, financial risk management and population health management.

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our Hospital Compare Core Measures scores from the Centers for Medicare and Medicaid Services (“CMS”) have consistently exceeded the national average since the end of 2005, and major national private payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. Through our Commitment to Quality and Performance Excellence Program initiatives, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in redundant ancillary services and readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues through organic growth and acquisitions, and to expand our Conifer services business.

From time to time, we build new facilities, make strategic acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. On October 1, 2013, we acquired 28 hospitals (plus one more under construction), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas, through our acquisition of Vanguard. During 2013, we also purchased: (1) 11 ambulatory surgery centers (in one of which we had previously held a noncontrolling interest); (2) an urgent care center; (3) a provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals; (4) a medical office building; and (5) various physician practice entities. In addition, we entered into a partnership with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other healthcare services in the San Francisco Bay area, through which we will jointly develop and expand outpatient services and physician relationships to improve the efficiency and coordination of care in the Tri-Valley area and nearby communities in Northern California. Furthermore, we have signed a definitive agreement to acquire Emanuel Medical Center, a 209-bed hospital located in Turlock, California. During the three months ended March 31, 2014, we acquired two ambulatory surgery centers, two urgent care centers and various physician practice entities.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended March 31, 2014, we derived approximately 36% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. We continually evaluate collaboration opportunities with outpatient facilities, healthcare providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses by marketing these services to non-Tenet hospitals and other healthcare-related entities. Conifer provides services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, clients for these services include health plans, self-insured employees and other entities.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). In 2013, we recognized approximately $96 million of Medicare electronic health record (“EHR”) and Medicaid ARRA HIT incentives. During the three months ended March 31, 2014, we recognized approximately $9 million of Medicare and Medicaid EHR ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels, patient volumes and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels.

Improving Operating Leverage—We believe targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. Increases in patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. In several markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Most recently, in January 2014, our Abrazo Health network of hospitals in the Phoenix, Arizona area entered into a joint venture with Dignity Health to fund and expand the Arizona Care Network, a physician-led, physician-governed ACO and clinically integrated network focused on improved quality through shared resources, advanced technology and clinical best practices that align with emerging models of care delivery. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that will extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we have begun to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we have launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. Effective January 1, 2014, four of the states in which we operate (Arizona, California, Illinois and Massachusetts) expanded their Medicaid programs under the ACA. A fifth state (Michigan) expanded its Medicaid program effective April 1, 2014.

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

RESULTS OF OPERATIONS—OVERVIEW

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the statistics from the hospitals included in the Vanguard acquisition only for the three months ended March 31, 2014. We believe this information is useful to investors because it reflects the significant increase to the scale of our operations as a result of our acquisition of Vanguard.

	Total Hospital Continuing Operations
	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Total admissions	194,273	125,929	54.3%
Adjusted patient admissions(1)	323,810	197,665	63.8%
Charity and uninsured admissions	12,530	8,603	45.6%
Admissions through emergency department	122,601	80,208	52.9%
Emergency department outpatient visits	665,002	402,078	65.4%
Total emergency department	787,603	482,286	63.3%
Surgeries — inpatient	51,576	33,204	55.3%
Surgeries — outpatient	110,706	68,209	62.3%
Total surgeries	162,282	101,413	60.0%
Patient days — total	929,164	603,285	54.0%
Adjusted patient days(1)	1,525,379	939,840	62.3%
Average length of stay (days)	4.78	4.79	(0.2)%
Average licensed beds	20,255	13,180	53.7%
Utilization of licensed beds(2)	51.0%	50.9%	0.1	%(3)
Total outpatient visits	1,947,687	1,054,789	84.7%
Charity and uninsured outpatient visits	165,248	110,240	49.9%
Net inpatient revenues	$2,440	$1,536	58.9%
Net outpatient revenues	$1,346	$813	65.6%
Net inpatient revenue per admission	$12,560	$12,197	3.0%

	Total Hospital Continuing Operations
	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Net inpatient revenue per patient day	$2,626	$2,546	3.1%
Net outpatient revenue per visit	$691	$771	(10.4)%
Net patient revenue per adjusted admission	$11,692	$11,884	(1.6)%

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

(3)         The change is the difference between the amounts shown for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating Statistics on a Same-Hospital Basis—Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended March 31, 2014 and 2013 on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on October 1, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2014	2013	Increase (Decrease)
Total admissions	124,451	125,929	(1.2)%
Adjusted patient admissions(1)	196,855	197,665	(0.4)%
Paying admissions (excludes charity and uninsured)	116,064	117,326	(1.1)%
Charity and uninsured admissions	8,387	8,603	(2.5)%
Admissions through emergency department	80,910	80,208	0.9%
Paying admissions as a percentage of total admissions	93.3%	93.2%	0.1	%(2)
Charity and uninsured admissions as a percentage of total admissions	6.7%	6.8%	(0.1	)%(2)
Emergency department admissions as a percentage of total admissions	65.0%	63.7%	1.3	%(2)
Surgeries — inpatient	33,529	33,204	1.0%
Surgeries — outpatient	81,205	68,209	19.1%
Total surgeries	114,734	101,413	13.1%
Patient days — total	605,042	603,285	0.3%
Adjusted patient days(1)	949,403	939,840	1.0%
Average length of stay (days)	4.86	4.79	1.5%
Number of acute care hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,178	13,180	—%
Average licensed beds	13,178	13,180	—%
Utilization of licensed beds(3)	51.0%	50.9%	0.1	%(2)

(1)         Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)         The change is the difference between the amounts shown for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

(3)         Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions decreased by 1,478, or 1.2%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Total surgeries increased by 13.1% in the three months ended March 31, 2014 compared to the same period in 2013, comprised of a 19.1% increase in outpatient surgeries primarily due to our outpatient development strategies and a 1.0% increase in inpatient surgeries. Our emergency department admissions increased 0.9% in the three months ended March 31, 2014 compared to the same period in the prior year. We believe the current economic conditions continue to have an adverse impact on the level of elective procedures performed at our hospitals, which contributed to the decrease in our total admissions. Charity and uninsured admissions decreased 2.5% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to Medicaid expansion in California and exchange coverage under the ACA, and paying admissions decreased 1.1%.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2014	2013	Increase (Decrease)
Total visits	1,080,674	1,054,789	2.5%
Paying visits (excludes charity and uninsured)	968,817	944,549	2.6%
Charity and uninsured visits	111,857	110,240	1.5%
Emergency department visits	414,193	402,078	3.0%
Surgery visits	81,205	68,209	19.1%
Paying visits as a percentage of total visits	89.6%	89.5%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	10.4%	10.5%	(0.1	)%(1)

(1)    The change is the difference between the amounts shown for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Total same-hospital outpatient visits increased 25,885, or 2.5%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, which included 2.6% for paying visits. Three of our same-hospital regions reported increased outpatient visits in the three months ended March 31, 2014, with the strongest growth occurring in our California and Central regions. Approximately 36% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 19.1% in the three months ended March 31, 2014 compared to the same period in 2013. Charity and uninsured outpatient visits increased by 1.5% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2014	2013	Increase (Decrease)
Net operating revenues	$2,513	$2,387	5.3%
Revenues from the uninsured	$170	$165	3.0%
Net inpatient revenues(1)	$1,569	$1,536	2.1%
Net outpatient revenues(1)	$859	$813	5.7%

(1)     Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $73 million and $70 million for the three months ended March 31, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $97 million and $95 million for the three months ended March 31, 2014 and 2013, respectively.

Net operating revenues increased by $126 million, or 5.3%, on a same-hospital basis in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to an increase in outpatient volumes, improved managed care pricing, and increased revenues from services provided by our Conifer subsidiary to third parties, partially offset by a decrease in inpatient volumes. Net operating revenues in the three months ended March 31, 2014 included $53 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $67 million in the same period in 2013 on a same-hospital basis. During the three months ended March 31, 2013, we recognized $12 million of net revenues related to the California provider fee program; we did not recognize any revenues related to this program during the three months ended March 31, 2014 because the current program has not yet been approved by CMS. Net patient revenues increased by 3.4% in the three months ended March 31, 2014 compared to the same period in 2013.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	Increase (Decrease)
Net inpatient revenue per admission	$12,607	$12,197	3.4%
Net inpatient revenue per patient day	$2,593	$2,546	1.8%
Net outpatient revenue per visit	$795	$771	3.1%
Net patient revenue per adjusted patient admission(1)	$12,334	$11,884	3.8%
Net patient revenue per adjusted patient day(1)	$2,557	$2,499	2.3%

(1)    Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission increased 3.4% in the three months ended March 31, 2014 compared to the same period in 2013. The increase primarily reflects improved terms in our contracts with commercial managed care payers, partially offset by an adverse shift in payer mix. The 3.1% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Provision for Doubtful Accounts	2014	2013	Increase (Decrease)
Provision for doubtful accounts	$229	$207	10.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.4%	8.0%	0.4	%(1)
Collection rate on self-pay accounts(2)	28.1%	28.8%	(0.7	)%(1)
Collection rate on commercial managed care accounts	98.4%	98.1%	0.3	%(1)

(1)              The change is the difference between the amounts shown for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

(2)              Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $22 million, or 10.6%, in the three months ended March 31, 2014 compared to the same period in 2013. The increase in the provision for doubtful accounts primarily related to the 70 basis point decrease in our self-pay collection rate, as well as increased uninsured patient revenues, higher patient co-pays and deductibles, and a temporary increase in the aging of our receivables due to payment timing issues with certain payers in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 28.1% at March 31, 2014 and 28.8% at March 31, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Selected Operating Expenses	2014	2013	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,077	$1,034	4.2%
Supplies	403	384	4.9%
Other operating expenses	552	518	6.6%
Total	$2,032	$1,936	5.0%
Conifer
Salaries, wages and benefits	$171	$127	34.6%
Other operating expenses	66	50	32.0%
Total	$237	$177	33.9%
Total
Salaries, wages and benefits	$1,248	$1,161	7.5%
Supplies	403	384	4.9%
Other operating expenses	618	568	8.8%
Total	$2,269	$2,113	7.4%
Rent/lease expense(1)
Hospital Operations and other	$33	$38	(13.2)%
Conifer	6	4	50.0%
Total	$39	$42	(7.1)%

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Selected Operating Expenses	2014	2013	Increase (Decrease)
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,132	$1,100	2.9%
Supplies per adjusted patient day	424	409	3.7%
Other operating expenses per adjusted patient day	565	551	2.5%
Total per adjusted patient day	$2,121	$2,060	3.0%
Salaries, wages and benefits per adjusted patient admission	$5,461	$5,231	4.4%
Supplies per adjusted patient admission	2,047	1,943	5.4%
Other operating expenses per adjusted patient admission	2,723	2,620	3.9%
Total per adjusted patient admission	$10,231	$9,794	4.5%

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

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 3.0% and 4.5% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Salaries, wages and benefits per adjusted patient admission increased by approximately 4.4% in the three months ended March 31, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees and an increase in the 401(k) plan maximum matching percentage for certain employee populations in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Supplies expense per adjusted patient admission increased by 5.4% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 3.9% in the three months ended March 31, 2014 compared to the same period in 2013. This change is primarily due to higher medical fees related to a greater number of employed physicians, increased costs of contracted services, higher utilities expense and increased malpractice expense, partially offset by a decrease in rent and lease expense. Malpractice expense in the 2014 period included an unfavorable adjustment of approximately $1 million due to a 15 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $1 million as a result of a six basis point increase in the interest rate in the 2013 period.

Salaries, wages and benefits expense for Conifer increased by $44 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Other operating expenses for Conifer increased by $16 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months ended March 31, 2014 and 2013 of the following items:

	Three Months Ended March 31,
	2014	2013
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(21)	$(14)
Litigation and investigation costs	(3)	—
Loss from early extinguishment of debt	(0)	(177)
Pre-tax impact	$(24)	$(191)
Total after-tax impact	$(15)	$(120)
Diluted per-share impact of above items	$(0.16)	$(1.16)
Diluted earnings per share, including above items	$(0.28)	$(0.83)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $141 million at March 31, 2014, an increase of $28 million from $113 million at December 31, 2013.

Significant cash flow items in the three months ended March 31, 2014 included:

•                  Capital expenditures of $281 million;

•                  Interest payments of $105 million;

•                  $235 million net repayments under our revolving credit facility;

•                  $42 million in aggregate annual 401(k) matching contributions and $46 million in annual incentive compensation payments, which were accrued as compensation expense in 2013; and

•                  $600 million of proceeds from the issuance of our 5% senior notes due 2019.

Net cash used in operating activities was $19 million in the three months ended March 31, 2014 compared to $32 million in the three months ended March 31, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•                  Increased income from continuing operations before income taxes of $113 million, excluding loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013;

•                  $9 million more cash used in operating activities from discontinued operations;

•                  Income tax payments of $1 million in the three months ended March 31, 2014 compared to refunds of $3 million in the three months ended March 31, 2013;

•                  An increase of $23 million in payments on reserves for restructuring charges, acquisition-related costs and litigation costs and settlements;

•                  Lower interest payments of $20 million; and

•                  A temporary increase in our receivables due to payment timing issues with certain payers.

Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended March 31,
Net Patient Revenues from:	2014	2013	Increase (Decrease)(1)
Medicare	22.6%	23.0%	(0.4)%
Medicaid	7.7%	8.0%	(0.3)%
Managed care	57.8%	57.9%	(0.1)%
Indemnity, self-pay and other	11.9%	11.1%	0.8%

(1)              The increase (decrease) is the difference between the 2014 and 2013 percentages shown.

Our payer mix on an admissions basis for our general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2014	2013	Increase (Decrease)(1)
Medicare	28.8%	29.5%	(0.7)%
Medicaid	11.0%	11.8%	(0.8)%
Managed care	52.1%	48.6%	3.5%
Indemnity, self-pay and other	8.1%	10.1%	(2.0)%

(1)              The increase (decrease) is the difference between the 2014 and 2013 percentages shown.

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

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the Affordable Care Act requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In July 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. On February 10, 2014, the requirements of the employer mandate were further delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delays in the employer mandate will have a discernible effect on insurance coverage. Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state will require state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. As of March 31, 2014, 26 states and the District of Columbia have taken action to expand Medicaid and five others are considering action to expand in the future. We currently operate hospitals in five of the states that are expanding in 2014 and two of the states that are considering expansion. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs. We anticipate that healthcare providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid DSH payments beginning, with respect to Medicare payments, in federal fiscal year (“FFY”) 2014 and, with respect to Medicaid payments, in FFY 2017, as the number of uninsured individuals declines. We are unable to predict the ultimate net effect of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict what action, if any, Congress might take with respect to the Affordable Care Act or the actions individual states might take with respect to expanding Medicaid coverage.

The Medicare and Medicaid programs are also subject to statutory and regulatory changes, administrative and judicial rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities. We are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2014 and 2013 are set forth in the following table:

	Three Months Ended March 31,
Revenue Descriptions	2014(1)	2013
Medicare severity-adjusted diagnosis-related group — operating	$437	$291
Medicare severity-adjusted diagnosis-related group — capital	40	25
Outliers	20	14
Outpatient	230	136
Disproportionate share	96	54
Direct Graduate and Indirect Medical Education(2)	64	25
Other(3)	4	17
Adjustments for prior-year cost reports and related valuation allowances	1	1
Total Medicare net patient revenues	$892	$563

(1)         Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013.

(2)         Includes Indirect Medical Education revenues earned by our children’s hospitals under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.

(3)         The other revenue category includes inpatient psychiatric units, inpatient rehabilitation units, one long-term acute care hospital, other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Disproportionate Share Hospital Payments

As previously disclosed, the statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates (“FFY 2005 Final Rule”). During the three months ended December 31, 2012, the federal district court in the District of Columbia ruled in Allina Health Services v. Sebelius that the Secretary of HHS failed to follow the Administrative Procedures Act when promulgating the regulation requiring the inclusion of the Medicare Advantage days in the DSH calculation. The court vacated the regulation and remanded the matter to the Secretary to recalculate the DSH reimbursement without using the interpretation set forth in the FFY 2005 Final Rule. The Secretary appealed the district court’s decision to the U.S. Court of Appeals for the D.C. Circuit (“Circuit Court”). On April 1, 2014, the Circuit Court: (1) affirmed the district court’s order to vacate the regulation; and (2) reversed the district court’s order to recalculate the reimbursement. The disposition of our DSH appeals remains pending further action, including, possibly, additional litigation. A favorable outcome of our appeals could have a material impact on our future revenues and cash flows. We are not able to predict what additional action the Secretary might take with respect to the Circuit Court’s decision.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 16.6% and 14.8% of net patient revenues before provision for doubtful accounts at our continuing general hospitals for the three months ended March 31, 2014 and 2013, respectively. We also receive DSH payments under various state Medicaid programs. For the three months ended March 31, 2014 and 2013, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $154 million (including revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013) and $67 million, respectively.

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

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps, deficits, Medicaid expansion or Medicaid section 1115 waivers, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2014 and 2013 are set forth in the table below:

	Three Months Ended March 31,
	2014		2013
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Texas	$65	$56	$24	$33
Florida	44	19	45	16
Michigan	41	99	—	—
California	38	49	43	40
Illinois	24	6	—	—
Georgia	22	8	23	9
Pennsylvania	18	47	18	47
Missouri	14	2	15	1
Massachusetts	7	10	—	—
North Carolina	7	1	7	1
Alabama	4	—	4	—
South Carolina	4	8	7	6
Arizona	2	27	—	—
Tennessee	2	6	2	7
	$292	$338	$188	$160

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 30, 2014, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2015 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•      A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology would receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.7% market basket increase that result in a net market basket update of 1.3% (before budget neutrality adjustments), including:

•      Market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.2% and 0.4%, respectively; and

•      A documentation and coding recoupment reduction of 0.8% as part of the recoupment required by the American Taxpayer Relief Act of 2012;

•      Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•      Implementation of a 1% payment decrease for hospitals that rank in the top 25% of CMS’ measurement of hospital acquired conditions;

•      Updates to the Core Based Statistical Areas that affect the wage index used to adjust MS-DRG payments for geographic differences;

•      A 0.86% net increase in the capital federal MS-DRG rate; and

•      An increase in the cost outlier threshold from $21,748 to $25,799.

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.9% decrease in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Proposed IPPS Rule as applied to our IPPS payments for the six months ended March 31, 2014, the estimated annual impact for all changes in the Proposed IPPS Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $20 million, most of which is related to an expected decrease in UC-DSH reimbursement. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Proposed Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On May 1, 2014, CMS issued proposed changes to the Medicare inpatient psychiatric facility prospective payment system (“IPF-PPS”) for FFY 2015 (“IPF-PPS Proposed Rule”). The IPF-PPS Proposed Rule includes the following proposed payment and policy change for inpatient psychiatric facilities (“IPFs”) that result in a net update to IRF-PPS payments equal to 2.1%:

•      An estimated market basket increase of 2.7%, minus market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.3% and 0.4%, respectively; and

•      An additional 0.1% aggregate payment increase due to updated outlier threshold results.

At March 31, 2014, 20 of our general hospitals operated inpatient psychiatric units. CMS projects that the payment changes in the IPF-PPS Proposed Rule will result in an estimated total increase in aggregate IPF payments of 2.1%, which includes an average 2.2% increase for psychiatric units in hospitals located in urban areas for FFY 2015. Using the urban psychiatric unit impact percentage as applied to our IPF-PPS payments for the six months ended March 31, 2014, the annual impact of the payment and policy changes in the IPF-PPS Proposed Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF-PPS payments, including legislative action, admission volumes, length of stay and case mix, and potential changes to the proposals, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On May 1, 2014, CMS issued proposed changes to the Medicare inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for FFY 2015 (“IRF-PPS Proposed Rule”). The IRF-PPS Proposed Rule includes the following proposed payment and policy changes for inpatient rehabilitation facilities (“IRFs”) that result in a net update to IRF-PPS payments equal to 2.2%:

•      An estimated market basket increase of 2.7%, minus market basket index and multifactor productivity reductions required by the Affordable Care Act of 0.2% and 0.4%, respectively; and

•      An additional 0.1% aggregate payment increase due to updated outlier threshold results.

At March 31, 2014, we operated one freestanding IRF, and 14 of our general hospitals operated inpatient rehabilitation units. CMS projects that the payment changes in the IRF-PPS Proposed Rule will result in an estimated total increase in aggregate IRF payments of 2.2%, which includes an average 2.0% increase for freestanding rehabilitation hospitals and an average 2.3% increase for rehabilitation units in hospitals located in urban areas for FFY 2015. Using the freestanding and urban rehabilitation unit impact percentage as applied to our Medicare IRF payments for the six months ended March 31, 2014, the annual impact of the payment and policy changes in the IRF-PPS Proposed Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, the impact of compliance with admission criteria, and potential changes to the proposals, we cannot provide any assurances regarding our estimate of the impact of these changes.

The Protecting Access to Medicare Act of 2014

On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014.  This new law prevented a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on April 1, 2014. The law includes the following provisions:

•                    An extension of the 0.5% update for services reimbursed under the Medicare Physician Fee Schedule (“MPFS”) that applied from January 1, 2014 through March 31, 2014 for the period April 1, 2014 through December 31, 2014;

•                    A zero percent update to the 2015 MPFS through March 31, 2015;

•                    A delay in the implementation of ICD-10 (as discussed in our Annual Report) from October 1, 2014 until at least October 1, 2015 (based on recent CMS announcements, we expect the use of ICD-10 to begin on October 1, 2015);

•                    An additional one-year delay of the ACA Medicaid DSH reduction to October 1, 2016 (funding of this delay will be achieved by a net increase in the FFY 2017 through 2023 ACA Medicaid DSH reductions);

•                    A one-year extension of the ACA Medicaid DSH reduction through FFY 2024;

•                    A six-month partial extension of the moratorium on enforcement of the “two-midnight rule” (as discussed in our Annual Report) through March 31, 2015; and

•                    Modification of the FFY 2024 Medicare sequestration consisting of a 4% increase to the sequestration reduction for the first six months of  FFY 2024, and then a decrease of the reduction to 0% for the second six months of that FFY.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various HMOs and PPOs. HMOs generally maintain a full-service healthcare delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate healthcare can be efficiently delivered in the most cost-effective manner. HMOs typically provide reduced benefits or reimbursement (or none at all) to their members who use non-contracted healthcare providers for non-emergency care.

PPOs generally offer limited benefits to members who use non-contracted healthcare providers. PPO members who use contracted healthcare providers receive a preferred benefit, typically in the form of lower co-pays, co-insurance or deductibles. As employers and employees have demanded more choice, managed care plans have developed hybrid products that combine elements of both HMO and PPO plans, including high-deductible healthcare plans that may have limited benefits, but cost the employee less in premiums.

The amount of our managed care net patient revenues during the three months ended March 31, 2014 and 2013 was $2.2 billion and $1.4 billion, respectively. Approximately 61% of our managed care net patient revenues for the three months ended March 31, 2014 was derived from our top ten managed care payers. National payers generated approximately 48% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2014 and December 31, 2013, approximately 60% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of March 31, 2014, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the three months ended March 31, 2014, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from governmental payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

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

Self-pay accounts pose significant collectability problems. At March 31, 2014 and December 31, 2013, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer, of Part I of our Annual Report.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended March 31, 2014 and 2013 were approximately $189 million and $104 million, respectively. (All 2014 amounts in this paragraph include the 28 hospitals we acquired from Vanguard on October 1, 2013.) We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended March 31, 2014 and 2013 were approximately $154 million and $67 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended March 31, 2014 and 2013 were $40 million and $32 million, respectively. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, because of the many variables involved, we are unable to predict with certainty the net impact on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the Affordable Care Act, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the Affordable Care Act and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net operating revenues:
General hospitals	$3,805	$2,377
Other operations	501	217
Net operating revenues before provision for doubtful accounts	4,306	2,594
Less provision for doubtful accounts	380	207
Net operating revenues	3,926	2,387
Operating expenses:
Salaries, wages and benefits	1,921	1,161
Supplies	628	384
Other operating expenses, net	999	568
Electronic health record incentives	(9)	—
Depreciation and amortization	193	114
Impairment and restructuring charges, and acquisition-related costs	21	14
Litigation and investigation costs	3	—
Operating income	$170	$146

	Three Months Ended March 31,
	2014	2013
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.9%	48.6%
Supplies	16.0%	16.1%
Other operating expenses, net	25.5%	23.8%
Electronic health record incentives	(0.2)%	—%
Depreciation and amortization	4.9%	4.8%
Impairment and restructuring charges, and acquisition-related costs	0.5%	0.6%
Litigation and investigation costs	0.1%	—%
Operating income	4.3%	6.1%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans recently acquired from Vanguard. Revenues from our general hospitals represented approximately 88% and 92% of our total net operating revenues before provision for doubtful accounts for the three months ended March 31, 2014 and 2013, respectively.

Net operating revenues from our other operations were $501 million and $217 million in the three months ended March 31, 2014 and 2013, respectively. The increase in net operating revenues from other operations during 2014 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our recently acquired health plans and additional physician practices. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $1 million and $11 million for the three months ended March 31, 2014 and 2013, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

REVENUES

During the three months ended March 31, 2014, same-hospital net operating revenues after provision for doubtful accounts increased 5.3% compared to the three months ended March 31, 2013, primarily due to improved terms of our managed care contracts, higher outpatient volumes and an increase in our other operations revenues, partially offset by a decrease in inpatient volumes.

Our same-hospital net outpatient revenues and total outpatient visits increased 5.7% and 2.5%, respectively, during the three months ended March 31, 2014 compared to the same period in 2013. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient acquisition program. Net outpatient revenue per visit increased 3.1% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $285 million and $211 million for the three months ended March 31, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

Same-hospital patient days increased by 0.3% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We believe the following factors contributed to the changes in our inpatient volume levels: (1) the current weak economic conditions, which we believe have adversely impacted the level of elective procedures performed at our hospitals; (2) loss of patients to competing healthcare providers; (3) an increase in patients with high-deductible health insurance plans; and (4) industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.4% for the three months ended March 31, 2014 compared to 8.0% for the three months ended March 31, 2013. The increase in the provision for doubtful accounts primarily related to the 70 basis point decrease in our self-pay collection rate, as well as increased uninsured patient revenues, higher patient co-pays and deductibles, and a temporary increase in the aging of our receivables due to payment timing issues with certain payers for our same-hospitals. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net

Medicare	$337	$—	$337	$309	$—	$309
Medicaid	136	—	136	141	—	141
Net cost report settlements payable and valuation allowances	(75)	—	(75)	(77)	—	(77)
Managed care	1,357	74	1,283	1,240	69	1,171
Self-pay uninsured	421	377	44	344	290	54
Self-pay balance after insurance	198	116	82	224	141	83
Estimated future recoveries from accounts assigned to our Conifer subsidiary	91	—	91	91	—	91
Other payers	344	104	240	279	89	190
Total continuing operations	2,809	671	2,138	2,551	589	1,962
Total discontinued operations	3	—	3	3	—	3
	$2,812	$671	$2,141	$2,554	$589	$1,965

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At March 31, 2014, our same-hospital collection rate on self-pay accounts was approximately 28.1%. Our same-hospital self-pay collection rates in 2013 were as follows: 28.8% at March 31, 2013; 28.7% at June 30, 2013; 28.8% at September 30, 2013; and 28.7% at December 31, 2013. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at March 31, 2014, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated same-hospital collection rate from managed care payers was approximately 98.4% at March 31, 2014 and 98.3% at December 31, 2013.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.213 billion and $2.039 billion at March 31, 2014 and December 31, 2013, respectively, excluding cost report settlements payable and valuation allowances of $75 million and $77 million at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	75%	60%	69%	29%	63%
61-120 days	10%	18%	14%	19%	15%
121-180 days	5%	9%	6%	10%	7%
Over 180 days	10%	13%	11%	42%	15%
Total	100%	100%	100%	100%	100%

	December 31, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 49.1 days at March 31, 2014 and 46.5 days at December 31, 2013, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of March 31, 2014, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.0 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our new acquisitions are not part of this program. Based on recent trends, approximately 90% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2014 and December 31, 2013 by aging category:

	March 31,	December 31,
	2014	2013
0-60 days	$120	$132
61-120 days	29	28
121-180 days	9	8
Over 180 days	20	18
Total	$178	$186

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.3% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 4.4% in the three months ended March 31, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees and an increase in our 401(k) plan maximum matching percentage for certain employee populations. Salaries, wages and benefits expense for the three months ended March 31, 2014 and 2013 included stock-based compensation expense of $12 million and $11 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $44 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

As of March 31, 2014, approximately 21% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 39 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have three expired contracts and are negotiating renewals under extension agreements. We are also negotiating a first contract at one of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2014.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased 0.1% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 5.4% in the three months ended March 31, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 25.5% in the three months ended March 31, 2014 compared to 23.8% in the three months ended March 31, 2013. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 3.9% in the three months ended March 31, 2014 compared to the same period in 2013. The 6.6% increase in same-hospital other operating expenses in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to:

•                    increased costs of contracted services ($7 million);

•                    higher medical fees primarily related to a greater number of employed and contracted physicians ($17 million);

•                    increased utilities expense ($4 million);

•                    higher malpractice expense ($6 million); and

•                    decreased rent and lease expense ($6 million).

Malpractice expense in the three months ended March 31, 2014 included an unfavorable adjustment of approximately $1 million due to a 15 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to favorable adjustment of approximately $1 million as a result of a six basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $16 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $21 million, consisting $6 million of employee severance costs, $5 million of other exit costs, and $10 million in acquisition-related costs, which include both transaction costs and acquisition integration charges.

During the three months ended March 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $14 million, consisting of $7 million of restructuring costs, $2 million of employee severance costs, $1 million of lease termination costs, and $4 million in acquisition-related costs.

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the three months ended March 31, 2014 were $3 million, primarily related to costs associated with various legal proceedings and governmental reviews.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2014 was $182 million compared to $103 million for the three months ended March 31, 2013, primarily due to increased borrowings relating to our recent acquisitions and $400 million of share repurchases during 2013.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2013, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuance costs.

INCOME TAX (BENEFIT) EXPENSE

During the three months ended March 31, 2014, we recorded an income tax benefit of $1 million compared to a benefit of $53 million, primarily related to the loss from early extinguishment of debt, during the three months ended March 31, 2013.

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

The table below shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(32)	$(88)
Less: Net income attributable to noncontrolling interests	(16)	(5)
Net loss from discontinued operations, net of tax	(5)	(2)
Net loss from continuing operations	(11)	(81)
Income tax benefit	1	53
Loss from early extinguishment of debt	—	(177)
Interest expense	(182)	(103)
Operating income	170	146
Litigation and investigation costs	(3)	—
Impairment and restructuring charges, and acquisition-related costs	(21)	(14)
Depreciation and amortization	(193)	(114)
Adjusted EBITDA	$387	$274

Net operating revenues	$3,926	$2,387

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	9.9%	11.5%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except as discussed under the caption “Debt Instruments, Guarantees and Related Covenants” below.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At March 31, 2014, using the last 12 months of Adjusted EBITDA, including Vanguard’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.4x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $281 million and $133 million in the three months ended March 31, 2014 and 2013, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2014 will total approximately $900 million to $1 billion, including $193 million that was accrued as a liability at December 31, 2013. Our budgeted 2014 capital expenditures include approximately $18 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $13 million more on such improvements over the next two years.

During the three months ended March 31, 2014, we acquired two ambulatory surgery centers, two urgent care centers and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $9 million.

Interest payments, net of capitalized interest, were $105 million and $125 million in the three months ended March 31, 2014 and 2013, respectively.

Income tax payments, net of tax refunds, were approximately $1 million in the three months ended March 31, 2014 compared to $3 million of refunds in the three months ended March 31, 2013.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2014 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long term debt and borrowings under our revolving credit facility. We had approximately $141 million of cash and cash equivalents on hand at March 31, 2014 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $825 million based on our borrowing base calculation as of March 31, 2014.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is negatively impacted by lower levels of cash collections and higher levels of bad debt due to unfavorable shifts in payer mix, growth in admissions of uninsured and underinsured patients, and other factors.

Net cash used in operating activities was $19 million in the three months ended March 31, 2014 compared to $32 million in the three months ended March 31, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•                  Increased income from continuing operations before income taxes of $113 million, excluding loss from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013;

•                  $9 million more cash used in operating activities from discontinued operations;

•                  Income tax payments of $1 million in the three months ended March 31, 2014 compared to refunds of $3 million in the three months ended March 31, 2013;

•                  An increase of $23 million in payments on reserves for restructuring charges, acquisition-related costs and litigation costs and settlements;

•                  Lower interest payments of $20 million; and

•                  A temporary increase in our receivables due to payment timing issues with certain payers.

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

Capital expenditures were $281 million and $133 million in the three months ended March 31, 2014 and 2013, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016, subject to our repayment or refinancing on or before November 3, 2014 of approximately $238 million of the aggregate outstanding principal amount of our 9 1/4% senior notes due 2015 (approximately $474 million of which was outstanding at March 31, 2014). If such repayment or refinancing does not occur, borrowings under the Credit Agreement will be due November 3, 2014. We are in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2014, we had $170 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.62%, and we had approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $825 million was available for borrowing under the revolving credit facility at March 31, 2014.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred, or expect to transfer, to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. At March 31, 2014, we had approximately $180 million of standby letters of credit outstanding under the LC Facility.

In March 2014, we sold $600 million aggregate principal amount of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement.

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

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our services businesses within Conifer, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and health plans, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended March 31, 2014 and 2013 include $110 million and $245 million, respectively, of net operating revenues and $21 million and $33 million, respectively, of operating income generated from general hospitals operated by us under operating lease arrangements (one hospital as of March 31, 2014 and four hospitals as of March 31, 2013). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The one remaining operating lease is currently scheduled to expire in 2027. If we are unable to extend this lease or purchase the hospital, we would no longer generate revenues or expenses from the hospital.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $298 million of standby letters of credit outstanding and guarantees as of March 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of March 31, 2014. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$134	$544	$31	$52	$1,049	$9,282	$11,092	$11,691
Average effective interest rates	7.4%	8.9%	5.3%	8.7%	6.6%	6.9%	7.0%

Variable rate long-term debt	$—	$—	$170	$—	$—	$—	$170	$170
Average effective interest rates	—	—	2.62%	—	—	—	2.62%

At March 31, 2014, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manner and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 6. EXHIBITS

(4)                     Instruments Defining the Rights of Security Holders, Including Indentures

(a)         Twenty-Third Supplemental Indenture, dated as of March 10, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 5% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(10)              Material Contracts

(a)         Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(b)         Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(c)          Exchange and Registration Rights Agreement, dated as of March 10, 2014, between the Registrant and Barclays Capital Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 5, 2014	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)