Form 10-Q
period 2014-06-30
TENET HEALTHCARE CORP
filed 2014-08-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 97,915,606 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$406	$113
Accounts receivable, less allowance for doubtful accounts ($753 at June 30, 2014 and $589 at December 31, 2013)	2,171	1,965
Inventories of supplies, at cost	264	262
Income tax receivable	34	0
Current portion of deferred income taxes	633	581
Other current assets	700	789
Total current assets	4,208	3,710
Investments and other assets	362	405
Deferred income taxes, net of current portion	125	90
Property and equipment, at cost, less accumulated depreciation and amortization ($4,178 at June 30, 2014 and $3,898 at December 31, 2013)	7,771	7,691
Goodwill	3,200	3,042
Other intangible assets, at cost, less accumulated amortization ($618 at June 30, 2014 and $523 at December 31, 2013)	1,241	1,192
Total assets	$16,907	$16,130

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$622	$149
Accounts payable	1,015	1,075
Accrued compensation and benefits	669	631
Professional and general liability reserves	162	156
Accrued interest payable	207	198
Other current liabilities	709	719
Total current liabilities	3,384	2,928
Long-term debt, net of current portion	10,942	10,690
Professional and general liability reserves	567	543
Defined benefit plan obligations	380	398
Other long-term liabilities	484	446
Total liabilities	15,757	15,005
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	277	247
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 145,010,828 shares issued at June 30, 2014 and 144,057,351 shares issued at December 31, 2013	7	7
Additional paid-in capital	4,594	4,572
Accumulated other comprehensive loss	(20)	(24)
Accumulated deficit	(1,480)	(1,422)
Common stock in treasury, at cost, 47,196,972 shares at June 30, 2014 and 47,197,722 shares at December 31, 2013	(2,378)	(2,378)
Total shareholders’ equity	723	755
Noncontrolling interests	150	123
Total equity	873	878
Total liabilities and equity	$16,907	$16,130

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,362	$2,629	$8,668	$5,223
Less: Provision for doubtful accounts	320	207	700	414
Net operating revenues	4,042	2,422	7,968	4,809
Operating expenses:
Salaries, wages and benefits	1,956	1,166	3,877	2,327
Supplies	649	387	1,277	771
Other operating expenses, net	1,035	567	2,034	1,135
Electronic health record incentives	(58)	(34)	(67)	(34)
Depreciation and amortization	209	121	402	235
Impairment and restructuring charges, and acquisition-related costs	32	11	53	25
Litigation and investigation costs	12	2	15	2
Operating income	207	202	377	348
Interest expense	(190)	(98)	(372)	(201)
Loss from early extinguishment of debt	0	(171)	0	(348)
Investment earnings	0	1	0	1
Income (loss) from continuing operations, before income taxes	17	(66)	5	(200)
Income tax benefit (expense)	(8)	20	(7)	73
Income (loss) from continuing operations, before discontinued operations	9	(46)	(2)	(127)
Discontinued operations:
Income (loss) from operations	(7)	6	(15)	3
Litigation and investigation costs	(18)	0	(18)	0
Income tax benefit (expense)	9	(3)	12	(2)
Income (loss) from discontinued operations	(16)	3	(21)	1
Net loss	(7)	(43)	(23)	(126)
Less: Net income attributable to noncontrolling interests	19	7	35	12
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(26)	$(50)	$(58)	$(138)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Loss from continuing operations, net of tax	$(10)	$(53)	$(37)	$(139)
Income (loss) from discontinued operations, net of tax	(16)	3	(21)	1
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(26)	$(50)	$(58)	$(138)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.11)	$(0.52)	$(0.38)	$(1.34)
Discontinued operations	(0.16)	0.03	(0.22)	0.01
	$(0.27)	$(0.49)	$(0.60)	$(1.33)
Diluted
Continuing operations	$(0.11)	$(0.52)	$(0.38)	$(1.34)
Discontinued operations	(0.16)	0.03	(0.22)	0.01
	$(0.27)	$(0.49)	$(0.60)	$(1.33)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	97,677	103,010	97,419	103,557
Diluted	97,677	103,010	97,419	103,557

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(7)	$(43)	$(23)	$(126)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	2	0	3	0
Unrealized gains on securities held as available-for-sale	3	0	3	0
Other comprehensive income before income taxes	5	0	6	0
Income tax expense related to items of other comprehensive income	(2)	0	(2)	0
Total other comprehensive income, net of tax	3	0	4	0
Comprehensive net loss	(4)	(43)	(19)	(126)
Less: Comprehensive income attributable to noncontrolling interests	19	7	35	12
Comprehensive net loss attributable to Tenet Healthcare Corporation common shareholders	$(23)	$(50)	$(54)	$(138)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net loss	$(23)	$(126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	402	235
Provision for doubtful accounts	700	414
Deferred income tax benefit	(7)	(76)
Stock-based compensation expense	26	19
Impairment and restructuring charges, and acquisition-related costs	53	25
Litigation and investigation costs	15	2
Loss from early extinguishment of debt	0	348
Amortization of debt discount and debt issuance costs	14	9
Pre-tax (income) loss from discontinued operations	33	(3)
Other items, net	(9)	(18)
Changes in cash from operating assets and liabilities:
Accounts receivable	(937)	(445)
Inventories and other current assets	78	(166)
Income taxes	(17)	(4)
Accounts payable, accrued expenses and other current liabilities	(32)	(65)
Other long-term liabilities	47	5
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(84)	(19)
Net cash used in operating activities from discontinued operations, excluding income taxes	(12)	(7)
Net cash provided by operating activities	247	128
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(523)	(256)
Purchases of businesses or joint venture interests, net of cash acquired	(42)	(16)
Proceeds from sales of marketable securities, long-term investments and other assets	3	3
Other long-term assets	(14)	6
Other items, net	0	3
Net cash used in investing activities	(576)	(260)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,300)	(620)
Proceeds from borrowings under credit facility	895	653
Repayments of other borrowings	(68)	(1,967)
Proceeds from other borrowings	1,108	1,907
Repurchases of common stock	0	(192)
Deferred debt issuance costs	(19)	(30)
Distributions paid to noncontrolling interests	(20)	(10)
Contributions from noncontrolling interests	13	98
Proceeds from exercise of stock options	11	21
Other items, net	2	(2)
Net cash provided by (used in) financing activities	622	(142)
Net increase (decrease) in cash and cash equivalents	293	(274)
Cash and cash equivalents at beginning of period	113	364
Cash and cash equivalents at end of period	$406	$90
Supplemental disclosures:
Interest paid, net of capitalized interest	$(360)	$(226)
Income tax payments, net	$(19)	$(8)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. As of June 30, 2014, we operated 79 hospitals, 189 outpatient centers, six health plans and Conifer Health Solutions, LLC (“Conifer”), which provides healthcare business process services in the areas of revenue cycle management, value-based care and patient communications.

Effective October 1, 2013, we acquired the common stock of Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (plus one more under construction, which was recently completed), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard, including the assumption of $2.5 billion of Vanguard’s net debt.

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

Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General Hospitals:
Medicare	$865	$502	$1,722	$1,042
Medicaid	380	236	672	424
Managed care	2,228	1,387	4,418	2,748
Indemnity, self-pay and other	368	261	815	521
Acute care hospitals — other revenue	18	11	37	39
Other:
Other operations	503	232	1,004	449
Net operating revenues before provision for doubtful accounts	$4,362	$2,629	$8,668	$5,223

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $406 million and $113 million at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, our book overdrafts were approximately $144 million and $245 million, respectively, which were classified as accounts payable.

At June 30, 2014 and December 31, 2013, approximately $79 million and $62 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at June 30, 2014 and December 31, 2013, we had $114 million and $193 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $64 million and $138 million, respectively, were included in accounts payable.

During the six months ended June 30, 2014 and 2013, we entered into non-cancellable capital leases of approximately $60 million and $79 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following table provides information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of June 30, 2014:
Capitalized software costs	$1,385	$(546)	$839
Long-term debt issuance costs	247	(44)	203
Trade names	81	0	81
Contracts	64	(6)	58
Other	82	(22)	60
Total	$1,859	$(618)	$1,241

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of December 31, 2013:
Capitalized software costs	$1,260	$(475)	$785
Long-term debt issuance costs	230	(31)	199
Trade names	81	0	81
Contracts	64	(2)	62
Other	80	(15)	65
Total	$1,715	$(523)	$1,192

Estimated future amortization of intangibles with finite useful lives as of June 30, 2014 is as follows:

		Years Ending December 31,					Later
	Total	2014	2015	2016	2017	2018	Years
Amortization of intangible assets	$1,151	$128	$241	$188	$128	$124	$342

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2014	2013
Continuing operations:
Patient accounts receivable	$2,949	$2,537
Allowance for doubtful accounts	(753)	(589)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	90	91
Net cost reports and settlements payable and valuation allowances	(118)	(77)
	2,168	1,962
Discontinued operations	3	3
Accounts receivable, net	$2,171	$1,965

As of June 30, 2014 and December 31, 2013, our allowance for doubtful accounts was 25.5% and 23.2%, respectively, of our patient accounts receivable. The increase in the provision for doubtful accounts primarily related to a decrease in our self-pay collection rate, as well as higher patient co-pays and deductibles, partially offset by decreased uninsured patient revenues, in the six months ended June 30, 2014. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. As of June 30, 2014 and December 31, 2013, our allowance for doubtful accounts for self-pay was 76.5% and 75.9%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of June 30, 2014 and December 31, 2013, our allowance for doubtful accounts for managed care was 5.7% and 5.6%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2014 and 2013 were approximately $167 million and $122 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $353 million and $226 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2014 and 2013 were approximately $55 million and $31 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $95 million and $63 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2014 and 2013 were approximately $157 million and $119 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $311 million and $186 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

Net operating revenues and income (loss) before income taxes reported in discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues	$0	$0	$1	$3
Income (loss) before income taxes	(25)	6	(33)	3

Included in loss before income taxes from discontinued operations in the three months ended June 30, 2014 is approximately $18 million of expense recorded in litigation and investigation costs allocable to one of our previously divested hospitals related to a class action lawsuit discussed in Note 10. In the three months ended June 30, 2013, we recognized a $7 million gain in discontinued operations related to the sale of land.

Should we dispose of additional hospitals or other assets in the future, we may incur asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $53 million, consisting $9 million of employee severance costs, $18 million of restructuring costs, and $26 million in acquisition-related costs, which include $4 million of transaction costs and $22 million of acquisition integration charges.

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

As of June 30, 2014, our continuing operations consisted of two operating segments, our hospital and other operations and our Conifer subsidiary. During the three months ended March 31, 2014, we combined our California region and our Phoenix market to form our Western region. Our hospital and other operations are currently structured as follows:

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

•                  Our Southern region includes all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•                  Our Western region includes all of our hospitals and other operations in Arizona and California;

•                  Our Detroit market includes all of our hospitals and other operations in the Detroit, Michigan area;

•                  Our San Antonio market includes all of our hospitals and other operations in the San Antonio, Texas area;

•                  Our South Texas market includes all of our hospitals and other operations in the Brownsville and Harlingen, Texas areas; and

•                  Our Resolute Health market includes our hospital and other operations in the New Braunfels, Texas area.

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Senior notes:
9 7/8%, due 2014	$60	$60
9 1/4%, due 2015	474	474
5%, due 2019	1,100	0
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	0	405
Capital leases and mortgage notes	428	407
Unamortized note discounts and premium	(19)	(28)
Total long-term debt	11,564	10,839
Less current portion	622	149
Long-term debt, net of current portion	$10,942	$10,690

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2014, we had no cash borrowings outstanding under the revolving credit facility; however, we had approximately $6 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $994 million was available for borrowing under the revolving credit facility at June 30, 2014.

Letter of Credit Facility

On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred to the LC Facility (the “Existing Letters of Credit”)), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2014, we had approximately $133 million of standby letters of credit outstanding under the LC Facility.

Senior Notes

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 9 1/4% senior notes due 2015 in July 2014. The proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement.

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

NOTE 6. GUARANTEES

At June 30, 2014, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $94 million. We had a liability of $69 million recorded for these guarantees included in other current liabilities at June 30, 2014.

We have also guaranteed minimum rent revenue to certain landlords who built medical office buildings on or near our hospital campuses. The maximum potential amount of future payments under these guarantees at June 30, 2014 was $4 million. We had a liability of less than $1 million recorded for these guarantees included in other current liabilities at June 30, 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2014, approximately 6.0 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and restricted stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the six months ended June 30, 2014 and 2013 includes $26 million and $22 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding as of December 31, 2013	3,308,111	$30.79
Granted	0
Exercised	(336,789)	34.08
Forfeited/Expired	(620,719)	47.96
Outstanding as of June 30, 2014	2,350,603	$25.78	$50	3.8 years
Vested and expected to vest at June 30, 2014	2,340,428	$25.73	$50	3.8 years
Exercisable as of June 30, 2014	1,932,972	$24.03	$44	3.5 years

There were 336,789 stock options exercised during the six months ended June 30, 2014 with a $4 million aggregate intrinsic value, and 875,005 stock options exercised during the same period in 2013 with a $16 million aggregate intrinsic value.

As of June 30, 2014, there were $3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

There were no stock options granted in the six months ended June 30, 2014. In the six months ended June 30, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the Plan, and will expire on the fifth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2013 was $14.46 per share. This fair value was calculated based on the grant date, using a binomial lattice model with the following assumptions:

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

The following table summarizes information about our outstanding stock options at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	279,719	4.6 years	$4.56	279,719	$4.56
$4.57 to $25.089	1,010,431	5.4 years	20.89	871,251	20.55
$25.09 to $32.569	453,862	2.1 years	29.38	453,862	29.38
$32.57 to $42.529	595,009	2.1 years	40.87	316,558	42.24
$42.53 to $55.129	11,582	0.7 years	49.17	11,582	49.17
	2,350,603	3.8 years	$25.78	1,932,972	$24.03

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested as of December 31, 2013	2,707,222	$33.34
Granted	1,280,028	44.36
Vested	(884,431)	30.18
Forfeited	(119,020)	33.68
Unvested as of June 30, 2014	2,983,799	$38.04

In the six months ended June 30, 2014, we granted 1,280,028 restricted stock units subject to time-vesting of which 944,590 will vest and be settled ratably over a three-year period from the date of the grant, 52,971 will vest 100% on the fifth anniversary of the grant date and 10,652 will vest 100% on the third anniversary of the grant date. In addition, we granted 271,815 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2014. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. If the performance goal is not achieved, the restricted stock units will be forfeited. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 271,815 units granted, depending on our level of achievement with respect to the performance goal.

In the six months ended June 30, 2013, we granted 804,062 restricted stock units subject to time-vesting, of which 723,929 will vest and be settled ratably over a three-year period from the grant date and 80,133 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. Because the performance goal for the year ended December 31, 2013 was met at the target level, 100% of the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. We also awarded a grant of 212,180 restricted stock units to our chief executive officer, of which 106,090 are subject to time-vesting and 106,090 are performance-based. If target conditions are met, 50% of this grant will vest three years from the grant date and the remaining 50% will vest six years from the grant date. The award also allows for an additional 106,090 shares to be issued if higher performance criteria are met.

As of June 30, 2014, there were $94 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the six months ended June 30, 2014 and 2013 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares Outstanding	Issued Par Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	0	0	0	0	(58)	0	13	(45)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(18)	(18)
Contributions from noncontrolling interests	0	0	0	0	0	0	3	3
Other comprehensive income	0	0	0	4	0	0	0	4
Purchases of businesses or joint venture interests	0	0	0	0	0	0	29	29
Stock-based compensation expense and issuance of common stock	954	0	22	0	0	0	0	22
Balances at June 30, 2014	97,814	$7	$4,594	$(20)	$(1,480)	$(2,378)	$150	$873

Balances at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	0	0	0	0	(138)	0	8	(130)
Distributions paid to noncontrolling interests	0	0	0	0	0	0	(10)	(10)
Sale of joint venture interest	0	0	53	0	0	0	0	53
Purchases of businesses or joint venture interests	0	0	0	0	0	0	13	13
Repurchase of common stock	(4,453)	0	0	0	0	(192)	0	(192)
Stock-based compensation expense and issuance of common stock	1,558	0	28	0	0	1	0	29
Balances at June 30, 2013	101,738	$7	$4,552	$(68)	$(1,426)	$(2,170)	$86	$981

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Balances at beginning of period	$247	$16
Net income	22	4
Distributions paid to noncontrolling interests	(2)	0
Contributions from noncontrolling interests	10	0
Sales of joint venture interests	0	50
Purchases of businesses	0	10
Balances at end of period	$277	$80

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At June 30, 2014 and December 31, 2013, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $729 million and $699 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.13% and 2.45% at June 30, 2014 and December 31, 2013, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $127 million and $52 million for the six months ended June 30, 2014 and 2013, respectively.

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

•                  Kyphoplasty—From March 2009 through July 2010, seven of our hospitals became the subject of a review by the U.S. Department of Justice (“DOJ”) and certain other federal agencies regarding the appropriateness of inpatient treatment for Medicare patients receiving kyphoplasty, which is a surgical procedure used to treat certain spinal conditions. We believe this review is part of a national investigation and is related to a qui tam settlement between the government and the manufacturer and distributor of Kyphon, the product used in performing kyphoplasty procedures. In January 2013, we paid $900,000 to settle claims against one of our hospitals subject to this review, and, in April 2014, we confirmed that another hospital is no longer the subject of investigation. We continue to engage in settlement discussions with the DOJ to resolve this matter with respect to the remaining five hospitals. Although it is impossible to predict the ultimate outcome of those discussions, we believe it is possible that a settlement could be reached in the year ending December 31, 2014. Furthermore, based on current discussions, we believe the amount of the reserve management has established for this matter, as described below, continues to reflect our current estimate of probable liability.

•                  Implantable Cardioverter Defibrillators (“ICDs”)—At this time, 56 of our hospitals are part of a nationwide investigation to determine whether ICD procedures from 2002 to 2010 complied with Medicare coverage requirements. In August 2012, the DOJ released its “Medical Review Guidelines/Resolution Model,” which sets out, for purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the DOJ will enforce the repayment obligations of hospitals. Management has established a reserve, as described below, to reflect the current estimate of probable liability for all of the hospitals under review as part of the government’s examination, which commenced in March 2010. We are engaged in potential settlement discussions with the DOJ to resolve this matter, but it is impossible at this time to predict the outcome of those discussions or the amount of any potential resolution.

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

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. Tenet and four of its hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. Both the Georgia Attorney General’s Office, on behalf of the State of Georgia, and the U.S. Attorney’s Office, on behalf of the United States, have intervened in the qui tam action. We submitted answers to the complaints filed by the relator, the State of Georgia and the United States on July 15, 2014 following the court’s denial of our motions to dismiss in June 2014. On July 25, 2014, the civil court granted the United States’ unopposed motion to stay discovery in the case.

If we or our subsidiaries were determined to have violated the anti-kickback statutes, the government could require us to reimburse related government program payments received during the subject period, assess civil monetary penalties including treble damages, exclude individuals or subsidiaries from participation in federal healthcare programs, or seek criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. In a Bill of Information filed on July 23, 2014 with the U.S. District Court for the Northern District of Georgia, Atlanta Division, the U.S. Attorney for that District asserted charges of one count of criminal conspiracy against a former owner of HMM (a non-employee of Tenet) related to the agreements between HMM and the Tenet hospitals described above. In a separate Bill of Information also filed with the court on July 23, 2014, the U.S. Attorney asserted charges of one count of criminal conspiracy against a former employee of a Tenet hospital, but such charges relate to an unaffiliated entity. Management has established a reserve, as described below, to reflect the current estimate of probable liability for these matters, but it is impossible at this time to predict the amount and terms of any potential resolution. We will continue to vigorously defend against the government’s allegations.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Based on currently available information, we increased our reserves by approximately $10 million in the three months ended June 30, 2014, resulting in recorded reserves of approximately $38 million in the aggregate for our potential reimbursement obligations with respect to all of the hospitals under review for their billing practices for kyphoplasty and cardiac defibrillator implantation procedures, as well as the Clinica de la Mama matters. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

In addition, in June 2014, we agreed on principal terms to settle a previously disclosed class action lawsuit captioned Doe, et al. v. Jo Ellen Smith Medical Foundation, which was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs pursued a claim for tortious invasion of privacy due to the fact that in April 1996 patient identifying records from a psychiatric hospital we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The court certified a class of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. In an effort to avoid protracted litigation, the parties settled this matter in June 2014 for a maximum potential payment of $32.5 million, subject to the number and type of claims asserted by the class members. The settlement, which will be funded in amounts and on a schedule to be agreed to by the parties, is subject to execution of a final agreement and court approval. In the three months ended June 30, 2014, we established a reserve of $17 million, recorded in discontinued operations, to reflect our current estimate of probable liability for this matter based on anticipated levels of class member participation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2014 and 2013:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period
Six Months Ended June 30, 2014
Continuing operations	$40	$15	$(6)	$(3)	$46
Discontinued operations	6	18	(6)	0	18
	$46	$33	$(12)	$(3)	$64

Six Months Ended June 30, 2013
Continuing operations	$5	$2	$(2)	$0	$5
Discontinued operations	5	0	(1)	0	4
	$10	$2	$(3)	$0	$9

For the six months ended June 30, 2014 and 2013, we recorded costs of $33 million and $2 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

During the six months ended June 30, 2014, we recorded income tax expense of $7 million, which includes $3 million to increase our valuation allowance for deferred tax assets. The increase in the valuation allowance relates to an estimated decrease in the future utilization of state net operating loss carryovers.

During the six months ended June 30, 2014, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of June 30, 2014 was $43 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits as of June 30, 2014 were $5 million, all of which related to continuing operations.

As of June 30, 2014, approximately $1 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for net loss from continuing operations for the three and six months ended June 30, 2014 and 2013. Net loss is expressed in millions and weighted average shares are expressed in thousands.

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(10)	97,677	$(0.11)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(10)	97,677	$(0.11)

Three Months Ended June 30, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(53)	103,010	$(0.52)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(53)	103,010	$(0.52)

Six Months Ended June 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(37)	97,419	$(0.38)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(37)	97,419	$(0.38)

Six Months Ended June 30, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(139)	103,557	$(1.34)
Effect of dilutive stock options and restricted stock units	0	0	0.00
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(139)	103,557	$(1.34)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2014 and 2013 because we did not report income from continuing operations available to shareholders in those periods. In circumstances where we do not have income from continuing operations available to shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations available to shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to shareholders in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 2,123 and 2,053 for the three and six months ended June 30, 2014, respectively, and 2,326 and 2,282 for the three and six months ended June 30, 2013, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Investments:	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities — current	$2	$2	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	66	27	38	1
	$70	$29	$40	$1

Investments:	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities — current	$1	$1	$0	$0
Investments in Reserve Yield Plus Fund	2	0	2	0
Marketable debt securities — noncurrent	62	23	38	1
	$65	$24	$40	$1

The fair value of our long-term debt is based on quoted market prices (Level 1). At June 30, 2014 and December 31, 2013, the estimated fair value of our long-term debt was approximately 107.6% and 103.5%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the six months ended June 30, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas. We also acquired three ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $42 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment primarily for several recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the six months ended June 30, 2014, we made adjustments to purchase price allocations for businesses acquired in 2013 that increased goodwill by approximately $87 million due to additional information received during the period.

Preliminary purchase price allocations for the acquisitions made during the six months ended June 30, 2014 are as follows:

Current assets	$14
Property and equipment	19
Goodwill	71
Current liabilities	(16)
Long-term liabilities	(17)
Noncontrolling interests	(29)
Net cash paid	$42

The goodwill generated from these transactions, a significant portion of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement.

Approximately $4 million in transaction costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2014, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

Pro Forma Information - Unaudited

The following table provides certain pro forma financial information for Tenet as if the Vanguard acquisition had occurred at the beginning of the year ended December 31, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net operating revenues	$4,042	$3,940	$7,968	$7,826
Income (loss) from continuing operations, before income taxes	$17	$(66)	$5	$(198)

NOTE 15. SEGMENT INFORMATION

Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related healthcare businesses. At June 30, 2014, our subsidiaries operated 79 hospitals, with a total of 20,553 licensed beds, primarily serving urban and suburban communities, as well as 189 outpatient centers and six health plans.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At June 30, 2014, Conifer provided services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. Conifer’s two largest customers, Tenet and Catholic Health Initiatives, together comprised 82% and 79% of Conifer’s net operating revenues for the six months ended June 30, 2014 and 2013, respectively.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30,	December 31,
	2014	2013
Assets:
Hospital operations and other	$16,577	$15,874
Conifer	330	256
Total	$16,907	$16,130

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital expenditures:
Hospital operations and other	$237	$117	$510	$248
Conifer	5	6	13	8
Total	$242	$123	$523	$256

Net operating revenues:
Hospital operations and other	$3,895	$2,297	$7,676	$4,565
Conifer
Tenet	138	94	278	186
Other customers	147	125	292	244
	4,180	2,516	8,246	4,995
Intercompany eliminations	(138)	(94)	(278)	(186)
Total	$4,042	$2,422	$7,968	$4,809

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA:
Hospital operations and other	$416	$308	$755	$550
Conifer	44	28	92	60
Total	$460	$336	$847	$610

Depreciation and amortization:
Hospital operations and other	$204	$115	$392	$225
Conifer	5	6	10	10
Total	$209	$121	$402	$235

Adjusted EBITDA	$460	$336	$847	$610
Depreciation and amortization	(209)	(121)	(402)	(235)
Impairment and restructuring charges, and acquisition-related costs	(32)	(11)	(53)	(25)
Litigation and investigation costs	(12)	(2)	(15)	(2)
Interest expense	(190)	(98)	(372)	(201)
Loss from early extinguishment of debt	0	(171)	0	(348)
Investment earnings	0	1	0	1
Income (loss) from continuing operations before income taxes	$17	$(66)	$5	$(200)

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2017.

NOTE 17. SUBSEQUENT EVENTS

In July 2014, we used the net proceeds from the sale of our 5% senior notes due 2019 to redeem approximately $474 million aggregate principal amount outstanding of our 9 1/4% senior notes due 2015. In connection with the redemption, we will record a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services and management services businesses under our Conifer Health Solutions, LLC (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•            Management Overview

•            Forward-Looking Statements

•            Sources of Revenue

•            Results of Operations

•            Liquidity and Capital Resources

•            Off-Balance Sheet Arrangements

•            Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted patient admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same-hospital operations, as described below, (ii) Vanguard Health Systems, Inc. (“Vanguard”) and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the three and six months ended June 30, 2014, and (iii) Resolute Health Hospital, a newly constructed facility, and Texas Regional Medical Center at Sunnyvale, in which we recently acquired a majority interest, in each case as described below, but only for the three months ended June 30, 2014. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Same-hospital information includes the results of our operations for all periods presented, including the same 49 hospitals operated during the three and six months ended June 30, 2014 and 2013, but excludes the results of (i) legacy Vanguard operations (ii) Resolute Health Hospital and Texas Regional Medical Center, and (iii) our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Hospital Acquisition Completed. On August 1, 2014, we completed our previously announced acquisition of Emanuel Medical Center, a 209-bed hospital in Turlock, California, located approximately 100 miles southeast of San Francisco. Emanuel Medical Center is a comprehensive community hospital with services that include emergency, critical care, labor and delivery, pediatrics, cardiology and surgery.

Newly Constructed Hospital Opened. On June 24, 2014, we opened the newly constructed Resolute Health Hospital in New Braunfels, Texas, which is located northeast of San Antonio. The 365,000 square-foot hospital has 128 beds in all-private rooms, as well as an emergency department, and offers a broad range of specialty care, including cardiovascular, orthopedics, oncology, imaging, wound care, rehabilitation, obstetrics and level III neonatal intensive care. Resolute Health’s 56-acre wellness campus is designed to draw community members for needs beyond acute healthcare, with services such as a fitness center, health-oriented restaurants, walking trails and an integrative medicine center, which provides complementary therapies such as nutrition counseling, fitness instruction and lifestyle coaching.

Majority Interest in Hospital Acquired. On June 3, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas. Open since 2009, Texas Regional Medical Center is a comprehensive community hospital with services that include a cardiovascular center, spine program, obstetrics program and neonatal intensive care unit, surgical weight loss program and an emergency department. Physician owners continue to retain a minority interest in the hospital.

National Brand of Urgent Care Centers Launched. On May 19, 2014, we launched a new national brand for our existing and future urgent care centers called MedPost Urgent Care. There are currently 23 MedPost Urgent Care centers operating in Arizona, California, Florida, Georgia, Mississippi, Missouri, Tennessee and Texas. These centers are part of a growing national network of walk-in urgent care facilities that are open seven days a week, with extended hours, to care for residents in their communities.

Joint Venture Announced. On May 6, 2014, we announced a joint venture with Texas Tech University Health Sciences Center at El Paso (“TTUHSC”) to develop a new teaching hospital for TTUHSC’s Paul L. Foster School of Medicine, as well as an 110,000 square foot medical office building in west El Paso, Texas. The new hospital is expected to have up to 140 beds and will operate as a part of the Sierra Providence Health Network, our system of hospitals and outpatient centers in El Paso. Construction on the new teaching hospital is scheduled to begin in 2014 and is expected to be completed in the fall of 2016.

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

From time to time, we build new facilities, make strategic acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. Most recently, as described in greater detail above, we purchased Emanuel Medical Center, a 209-bed hospital located in Northern California, we opened a newly constructed 128-bed hospital and wellness campus in New Braunfels, Texas, and we acquired a majority interest in a 70-bed regional medical center in a suburban community east of Dallas. In addition, in May 2014, we announced a joint venture with Texas Tech University Health Sciences Center at El Paso to develop and build a new 140-bed teaching hospital and a medical office building in west El Paso, Texas. In the six months ended June 30, 2014, we also acquired three ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the six months ended June 30, 2014, we derived approximately 37% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. In addition, we expect that our new national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with outpatient facilities, healthcare providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality service across the care continuum.

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

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we achieved compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). In 2013, we recognized approximately $96 million of Medicare electronic health record (“EHR”) and Medicaid ARRA HIT incentives. During the six months ended June 30, 2014, we recognized approximately $67 million of Medicare and Medicaid EHR ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels. In the six months ended June 30, 2014, we believe our volumes were positively impacted by incremental market share as a result of improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy.

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

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have begun to extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we have begun to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we have launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. Effective January 1, 2014, four of the states in which we operate (Arizona, California, Illinois and Massachusetts) expanded their Medicaid programs under the ACA. A fifth state (Michigan) expanded its Medicaid program effective April 1, 2014.

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

RESULTS OF OPERATIONS—OVERVIEW

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, and Resolute Health Hospital, which we opened on June 24, 2014, in each case only for the period of time from such acquisition or opening to June 30, 2014. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase to the scale of our operations as a result of our acquisition activity.

	Total Hospital Continuing Operations
	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Total admissions	194,641	120,722	61.2%
Adjusted patient admissions(1)	337,509	195,440	72.7%
Paying admissions (excludes charity and uninsured)	183,714	111,891	64.2%
Charity and uninsured admissions	10,927	8,831	23.7%
Admissions through emergency department	122,086	75,608	61.5%
Emergency department visits	702,009	399,702	75.6%
Total emergency department admissions and visits	824,095	475,310	73.4%
Surgeries — inpatient	53,271	34,340	55.1%
Surgeries — outpatient	120,393	74,329	62.0%
Total surgeries	173,664	108,669	59.8%
Patient days — total	907,093	567,390	59.9%
Adjusted patient days(1)	1,563,681	909,720	71.9%
Average length of stay (days)	4.66	4.70	(0.9)%
Average licensed beds	20,370	13,180	54.6%
Utilization of licensed beds(2)	48.9%	47.3%	1.6	%(3)
Total visits	2,066,051	1,072,712	92.6%
Paying visits (excludes charity and uninsured)	1,896,285	958,379	97.9%
Charity and uninsured visits	169,766	114,333	48.5%
Net inpatient revenues	$2,393	$1,542	55.2%
Net outpatient revenues	$1,448	$844	71.6%
Net inpatient revenue per admission	$12,294	$12,773	(3.8)%
Net inpatient revenue per patient day	$2,638	$2,718	(2.9)%
Net outpatient revenue per visit	$701	$787	(10.9)%
Net patient revenue per adjusted patient admission(1)	$11,380	$12,208	(6.8)%
Net patient revenue per adjusted patient day(1)	$2,456	$2,623	(6.4)%

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

(3)       The change is the difference between the amounts shown for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Operating Statistics on a Same-Hospital Basis—Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended June 30, 2014 and 2013 on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, and Resolute Health Hospital, which we opened on June 24, 2014.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Admissions, Patient Days and Surgeries	2014	2013	Increase (Decrease)
Total admissions	124,720	120,722	3.3%
Adjusted patient admissions(1)	204,637	195,440	4.7%
Paying admissions (excludes charity and uninsured)	116,801	111,891	4.4%
Charity and uninsured admissions	7,919	8,831	(10.3)%
Admissions through emergency department	80,529	75,608	6.5%
Paying admissions as a percentage of total admissions	93.7%	92.7%	1.0	%(2)
Charity and uninsured admissions as a percentage of total admissions	6.3%	7.3%	(1.0	)%(2)
Emergency department admissions as a percentage of total admissions	64.6%	62.6%	2.0	%(2)
Surgeries — inpatient	34,369	34,340	0.1%
Surgeries — outpatient	89,783	74,329	20.8%
Total surgeries	124,152	108,669	14.2%
Patient days — total	584,251	567,390	3.0%
Adjusted patient days(1)	948,144	909,720	4.2%
Average length of stay (days)	4.68	4.70	(0.4)%
Number of acute care hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,231	13,180	0.4%
Average licensed beds	13,196	13,180	0.1%
Utilization of licensed beds(3)	48.7%	47.3%	1.4	%(2)

(1)       Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)       The change is the difference between the amounts shown for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

(3)       Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions increased by 3,998, or 3.3%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Total surgeries increased by 14.2% in the three months ended June 30, 2014 compared to the same period in 2013, comprised of a 20.8% increase in outpatient surgeries primarily due to our outpatient development strategies and a 0.1% increase in inpatient surgeries. Our emergency department admissions increased 6.5% in the three months ended June 30, 2014 compared to the same period in the prior year. We believe our volumes were positively impacted by incremental market share as a result of improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. Charity and uninsured admissions decreased 10.3% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to Medicaid expansion in California and health insurance exchange coverage under the ACA.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Outpatient Visits	2014	2013	Increase (Decrease)
Total visits	1,140,595	1,072,712	6.3%
Paying visits (excludes charity and uninsured)	1,031,920	958,379	7.7%
Charity and uninsured visits	108,675	114,333	(4.9)%
Emergency department visits	432,858	399,702	8.3%
Surgery visits	89,783	74,329	20.8%
Paying visits as a percentage of total visits	90.5%	89.3%	1.2	%(1)
Charity and uninsured visits as a percentage of total visits	9.5%	10.7%	(1.2	)%(1)

(1)        The change is the difference between the amounts shown for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Total same-hospital outpatient visits increased 67,883, or 6.3%, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, which included 7.7% growth for paying visits. Approximately 69% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 20.8% in the three months ended June 30, 2014 compared to the same period in 2013. Charity and uninsured outpatient visits decreased by 4.9% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Revenues	2014	2013	Increase (Decrease)
Net operating revenues	$2,578	$2,422	6.4%
Revenues from the uninsured	$147	$170	(13.5)%
Net inpatient revenues(1)	$1,540	$1,542	(0.1)%
Net outpatient revenues(1)	$927	$844	9.8%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $52 million and $69 million for the three months ended June 30, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $95 million and $101 million for the three months ended June 30, 2014 and 2013, respectively.

Net operating revenues increased by $156 million, or 6.4%, on a same-hospital basis in the three months ended June 30, 2014 compared to the same period in 2013, primarily due to increases in inpatient and outpatient volumes, improved managed care pricing, and increased revenues from services provided by our Conifer subsidiary to third parties. Revenues from the uninsured decreased 13.5% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to Medicaid expansion in California and health insurance exchange coverage under the ACA. Net operating revenues in the three months ended June 30, 2014 included $51 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $119 million in the same period in 2013 on a same-hospital basis. During the three months ended June 30, 2013, we recognized $66 million of net revenues related to the California provider fee program; we did not recognize any revenues related to this program during the three months ended June 30, 2014 because the current program has not been approved by CMS yet. Net patient revenues increased by 3.4% in the three months ended June 30, 2014 compared to the same period in 2013.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	Increase (Decrease)
Net inpatient revenue per admission	$12,348	$12,773	(3.3)%
Net inpatient revenue per patient day	$2,636	$2,718	(3.0)%
Net outpatient revenue per visit	$813	$787	3.3%
Net patient revenue per adjusted patient admission(1)	$12,055	$12,208	(1.3)%
Net patient revenue per adjusted patient day(1)	$2,602	$2,623	(0.8)%

(1)        Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission decreased 3.3% in the three months ended June 30, 2014 compared to the same period in 2013. The decrease is primarily due to the $66 million of net revenues related to the California provider fee program that were recognized during the three months ended June 30, 2013 compared to no revenues under this program in the 2014 period. The 3.3% increase in net outpatient revenue per visit was primarily due to the improved terms of our managed care contracts.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Provision for Doubtful Accounts	2014	2013	Increase (Decrease)
Provision for doubtful accounts	$209	$207	1.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.5%	7.9%	(0.4	)%(1)
Collection rate on self-pay accounts(2)	27.8%	28.7%	(0.9	)%(1)
Collection rate on commercial managed care accounts	98.3%	98.2%	0.1	%(1)

(1)        The change is the difference between the amounts shown for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

(2)        Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts increased by $2 million, or 1.0%, in the three months ended June 30, 2014 compared to the same period in 2013. The increase in the provision for doubtful accounts primarily related to the 90 basis point decrease in our self-pay collection rate, as well higher patient co-pays and deductibles, partially offset by the decrease in revenues from the uninsured. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.8% at June 30, 2014 and 28.7% at June 30, 2013.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,
Selected Operating Expenses	2014	2013	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,103	$1,026	7.5%
Supplies	413	387	6.7%
Other operating expenses	601	514	16.9%
Total	$2,117	$1,927	9.9%
Conifer
Salaries, wages and benefits	$178	$140	27.1%
Other operating expenses	63	53	18.9%
Total	$241	$193	24.9%
Total
Salaries, wages and benefits	$1,281	$1,166	9.9%
Supplies	413	387	6.7%
Other operating expenses	664	567	17.1%
Total	$2,358	$2,120	11.2%
Rent/lease expense(1)
Hospital Operations and other	$35	$39	(10.3)%
Conifer	5	3	66.7%
Total	$40	$42	(4.8)%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,161	$1,128	2.9%
Supplies per adjusted patient day	436	425	2.6%
Other operating expenses per adjusted patient day	615	565	8.8%
Total per adjusted patient day	$2,212	$2,118	4.4%
Salaries, wages and benefits per adjusted patient admission	$5,380	$5,250	2.5%
Supplies per adjusted patient admission	2,018	1,980	1.9%
Other operating expenses per adjusted patient admission	2,849	2,630	8.3%
Total per adjusted patient admission	$10,247	$9,860	3.9%

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

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 4.4% and 3.9% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Salaries, wages and benefits per adjusted patient admission increased by approximately 2.5% in the three months ended June 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Supplies expense per adjusted patient admission increased by 1.9% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 8.3% in the three months ended June 30, 2014 compared to the same period in 2013. This change is primarily due to higher medical fees related to a greater number of employed and contracted physicians, increased costs of contracted services and increased malpractice expense. Malpractice expense in the 2014 period included an unfavorable adjustment of approximately $1 million due to a 17 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $6 million as a result of a 72 basis point increase in the interest rate in the 2013 period.

Salaries, wages and benefits expense for Conifer increased by $38 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Other operating expenses for Conifer increased by $10 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and six months ended June 30, 2014 and 2013 of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(32)	$(11)	$(53)	$(25)
Litigation and investigation costs	(12)	(2)	(15)	(2)
Loss from early extinguishment of debt	(0)	(171)	(0)	(348)
Pre-tax impact	$(44)	$(184)	$(68)	$(375)
Total after-tax impact	$(27)	$(122)	$(42)	$(242)
Diluted per-share impact of above items	$(0.28)	$(1.18)	$(0.43)	$(2.31)
Diluted earnings per share, including above items	$(0.11)	$(0.52)	$(0.38)	$(1.34)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $406 million at June 30, 2014, an increase of $265 million from $141 million at March 31, 2014.

Significant cash flow items in the three months ended June 30, 2014 included:

•                  Capital expenditures of $242 million;

•                  Purchases of businesses for $33 million;

•                  Interest payments of $255 million;

•                  $170 million net repayments under our revolving credit facility; and

•                  $500 million of net proceeds from the issuance of 5% senior notes due 2019.

Net cash provided by operating activities was $247 million in the six months ended June 30, 2014 compared to $128 million in the six months ended June 30, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•                  Increased income from continuing operations before income taxes of $237 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013;

•                  The favorable impact of a reduction of approximately $44 million in net amounts we are owed under Medicaid supplemental programs in the 2014 period;

•                  $5 million more cash used in operating activities from discontinued operations;

•                  Income tax payments of $19 million in the six months ended June 30, 2014 compared to $8 million in the six months ended June 30, 2013;

•                  An increase of $65 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•                  Higher interest payments of $134 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our continuing general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2014	2013	Increase (Decrease)(1)	2014	2013	Increase (Decrease)(1)
Medicare	22.5%	21.0%	1.5%	22.6%	22.0%	0.6%
Medicaid	9.9%	9.9%	—%	8.8%	9.0%	(0.2)%
Managed care	58.0%	58.1%	(0.1)%	57.9%	58.0%	(0.1)%
Indemnity, self-pay and other	9.6%	11.0%	(1.4)%	10.7%	11.0%	(0.3)%

(1)                The increase (decrease) is the difference between the 2014 and 2013 percentages shown.

Our payer mix on an admissions basis for our continuing general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2014	2013	Increase (Decrease)(1)	2014	2013	Increase (Decrease)(1)
Medicare	27.3%	27.9%	(0.6)%	28.1%	28.7%	(0.6)%
Medicaid	11.6%	12.0%	(0.4)%	11.3%	11.9%	(0.6)%
Managed care	53.5%	49.6%	3.9%	52.8%	49.0%	3.8%
Indemnity, self-pay and other	7.6%	10.5%	(2.9)%	7.8%	10.4%	(2.6)%

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

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Recently, two federal appeals court panels issued conflicting rulings on whether the government could subsidize health insurance premiums under the ACA; pending further review of the issue by the courts, the government has stated that it will continue paying the subsidies to insurance companies on behalf of consumers in the 36 states that use the federal exchange. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In July 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. On February 10, 2014, the requirements of the employer mandate were further delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delays in the employer mandate will have a discernible effect on insurance coverage. Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state will require state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. As of June 30, 2014, 26 states and the District of Columbia have taken action to expand Medicaid and three others are considering action to expand in the near future. We currently operate hospitals in five of the states that are expanding in 2014 and two of the states that are considering expansion. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs. We anticipate that healthcare providers will generally benefit over time from insurance coverage provisions of the ACA; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid DSH payments beginning, with respect to Medicare payments, in federal fiscal year (“FFY”) 2014 and, with respect to Medicaid payments, in FFY 2017, as the number of uninsured individuals declines. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, of Part I of our Annual Report.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2014(1)	2013	2014(1)	2013
Medicare severity-adjusted diagnosis-related group — operating	$404	$264	$841	$555
Medicare severity-adjusted diagnosis-related group — capital	37	23	77	48
Outliers	16	11	36	25
Outpatient	246	134	476	270
Disproportionate share	95	52	191	106
Direct Graduate and Indirect Medical Education(2)	67	27	131	52
Other(3)	21	(4)	25	13
Adjustments for prior-year cost reports and related valuation allowances	18	15	19	16
Total Medicare net patient revenues	$904	$522	$1,796	$1,085

(1)           Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center and Resolute Health Hospital.

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

Disproportionate Share Hospital Payments

As previously disclosed, the statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates (“FFY 2005 Final Rule”). During the three months ended December 31, 2012, the federal district court in the District of Columbia ruled in Allina Health Services v. Sebelius that the Secretary of HHS (“Secretary”) failed to follow the Administrative Procedures Act when promulgating the regulation requiring the inclusion of the Medicare Advantage days in the DSH calculation. The court vacated the regulation and remanded the matter to the Secretary to recalculate the DSH reimbursement without using the interpretation set forth in the FFY 2005 Final Rule. The Secretary appealed the district court’s decision to the U.S. Court of Appeals for the D.C. Circuit (“Circuit Court”). On April 1, 2014, the Circuit Court: (1) affirmed the district court’s order to vacate the regulation; (2) reversed the district court’s order regarding the manner in which the reimbursement should be calculated; and (3) remanded the matter to HHS. During the three months ended June 30, 2014, the Secretary announced that HHS would not seek a rehearing at the Circuit Court or petition the U.S. Supreme Court to review the Circuit Court’s decision. We are not able to predict what action the Secretary might take with respect to the DSH calculation; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 16.9% and 15.7% of net patient revenues before provision for doubtful accounts at our continuing general hospitals for the six months ended June 30, 2014 and 2013, respectively. We also receive DSH payments under various state Medicaid programs. For the six months ended June 30, 2014 and 2013, our revenues attributable to DSH payments and other state-funded subsidy payments for our continuing operations were approximately $311 million and $186 million, respectively.

Several states in which we operate continue to face budgetary challenges due to the slow economic recovery and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2014 and 2013 are set forth in the table below:

	Six Months Ended June 30,
	2014(1)		2013
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Michigan	$166	$125	$—	$—
Texas	135	110	53	61
Florida	92	36	86	31
California	70	107	136	84
Illinois	44	15	—	—
Georgia	41	17	40	16
Pennsylvania	38	94	36	96
Missouri	32	3	32	3
Massachusetts	17	23	—	—
North Carolina	14	3	16	2
South Carolina	8	16	13	12
Alabama	6	—	7	—
Arizona	6	56	—	—
Tennessee	3	13	5	14
	$672	$618	$424	$319

(1)           Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center and Resolute Health Hospital.

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

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 30, 2014, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2015 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•                  A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology would receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.7% market basket increase that result in a net market basket update of 1.3% (before budget neutrality adjustments), including:

•                  Market basket index and multifactor productivity reductions required by the ACA of 0.2% and 0.4%, respectively; and

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

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.9% decrease in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Proposed IPPS Rule as applied to our IPPS payments for the nine months ended June 30, 2014, the estimated annual impact for all changes in the Proposed IPPS Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $21 million, most of which is related to an expected decrease in UC-DSH reimbursement. Because of the uncertainty regarding the proposals and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On July 31, 2014, CMS issued a final rule updating Medicare payment policies and rates for the Medicare inpatient psychiatric facility (“IPF”) prospective payment system for FFY 2015 (“IPF-PPS Final Rule”). The IPF-PPS Final Rule includes the following payment and policy change for IPFs:

•                  A net payment increase for IPFs of 2.1%, which reflects a market basket increase of 2.9% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.3% and 0.5%, respectively; and

•                  A decrease in the outlier fixed-dollar loss threshold from $10,245 to $8,755.

At June 30, 2014, 21 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Final Rule will result in an estimated total increase in aggregate IPF payments of 2.5%, which includes an average 2.7% increase for IPF units in hospitals located in urban areas for FFY 2015. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the nine months ended June 30, 2014, the annual impact of the payment and policy changes in the IPF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2014, CMS issued a final rule updating Medicare payment policies and rates for the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system for FFY 2015 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes for IRFs:

•                  A net payment increase for IRFs of 2.2%, which reflects a market basket increase of 2.9% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.5%, respectively; and

•                  An additional 0.2% aggregate payment increase due to updated outlier threshold results.

At June 30, 2014, we operated one freestanding IRF, and 14 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.4%, which includes an average 2.2% increase for freestanding IRFs, and an average 2.6% increase for IRF units in hospitals located in urban areas for FFY 2015. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the nine months ended June 30, 2014, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, and the impact of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On July 3, 2014, CMS released the Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems proposed changes for calendar year 2015 (“Proposed OPPS Rule”). The Proposed OPPS Rule includes the following proposed payment and policy changes:

•                  An estimated market basket increase of 2.7%, minus market basket index and multifactor productivity reductions required by the ACA of 0.2% and 0.4%, respectively; and

•                  An expansion of the items and services that are packaged into the outpatient prospective payment system (“OPPS”) payments.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS Rule will yield an average 2.2%  increase in OPPS payments for all hospitals and an average 2.3% increase in OPPS payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS Rule on our hospitals is a $14 million increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals, and the other factors that may influence our future OPPS payments by individual hospital, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

On July 3, 2014, CMS released the proposed update to the Medicare Physician Fee Schedule (“MPFS”). The MPFS is the schedule of rates Medicare pays for physician and other professional services and is updated annually. The MPFS update is determined by the “sustainable growth rate” (“SGR”) formula in accordance with the Balanced Budget Act of 1997. The Protecting Access to Medicare Act of 2014 (“PAMA”), described below, includes a zero percent update to the 2015 MPFS through March 31, 2015. However, the SGR takes effect on April 1, 2015 unless the Congress intervenes. In March 2014 (prior to the enactment of the PAMA), CMS estimated that the MPFS SGR-based update for CY 2015 would be a reduction of 20.9%. In most prior years, Congress has taken action to avert a large reduction in MPFS rates before it went into effect. These actions have often resulted in payment reductions to other health care providers (including hospitals) to maintain budget neutrality.  Although the historical pattern suggests that the Congress will override the SGR formula for the nine months commencing April 1, 2015, we cannot provide any assurances in that regard. In addition, we cannot predict the level or type of payment reductions affecting our hospitals that might be used to offset a temporary override or permanent replacement of the SGR formula.

The Protecting Access to Medicare Act of 2014

On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014.  This new law prevented a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on April 1, 2014. The law includes the following provisions:

•                    An extension of the 0.5% update for services reimbursed under the MPFS that applied from January 1, 2014 through March 31, 2014 for the period April 1, 2014 through December 31, 2014;

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

•                    A one-year extension of the ACA Medicaid DSH reduction through FFY 2024;

•                    A six-month partial extension of the moratorium on enforcement of the “two-midnight rule” (as discussed in our Annual Report) through March 31, 2015; and

•                    Modification of the FFY 2024 Medicare sequestration consisting of a 4% increase to the sequestration reduction for the first six months of FFY 2024, and then a decrease of the reduction to zero percent for the second six months of that FFY.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2014 and 2013 was $4.4 billion and $2.7 billion, respectively. Approximately 62% of our managed care net patient revenues for the six months ended June 30, 2014 was derived from our top ten managed care payers. National payers generated approximately 47% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2014 and December 31, 2013, approximately 61% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of June 30, 2014, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. It is not clear what impact, if any, the increased obligations on managed care and other payers imposed by the Affordable Care Act will have on our commercial managed care volumes and payment rates. In the six months ended June 30, 2014, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 74% higher than our aggregate yield on a per admission basis from governmental payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At June 30, 2014 and December 31, 2013, approximately 8% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer, of Part I of our Annual Report and Item 1, Legal Proceedings, in Part II of this report.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended June 30, 2014 and 2013 were approximately $167 million and $122 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $353 million and $226 million, respectively. (All 2014 amounts in this paragraph include the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center and Resolute Health Hospital.) We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended June 30, 2014 and 2013 were approximately $157 million and $119 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $311 million and $186 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended June 30, 2014 and 2013 were $55 million and $31 million, respectively, and for the six months ended June 30, 2014 and 2013 were approximately $95 million and $63 million, respectively. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, because of the many variables involved, we are unable to predict with certainty the net impact on us of the expected increase in revenues and expected decrease in bad debt expense from providing care to previously uninsured and underinsured individuals, and numerous other provisions in the law that may affect us. In addition, even after implementation of the ACA, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the ACA and for undocumented aliens who will not be permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues:
General hospitals	$3,859	$2,358	$7,664	$4,735
Other operations	503	271	1,004	488
Net operating revenues before provision for doubtful accounts	4,362	2,629	8,668	5,223
Less provision for doubtful accounts	320	207	700	414
Net operating revenues	4,042	2,422	7,968	4,809
Operating expenses:
Salaries, wages and benefits	1,956	1,166	3,877	2,327
Supplies	649	387	1,277	771
Other operating expenses, net	1,035	567	2,034	1,135
Electronic health record incentives	(58)	(34)	(67)	(34)
Depreciation and amortization	209	121	402	235
Impairment and restructuring charges, and acquisition-related costs	32	11	53	25
Litigation and investigation costs	12	2	15	2
Operating income	$207	$202	$377	$348

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.4%	48.1%	48.7%	48.4%
Supplies	16.1%	16.0%	16.0%	16.0%
Other operating expenses, net	25.5%	23.4%	25.5%	23.6%
Electronic health record incentives	(1.4)%	(1.4)%	(0.8)%	(0.7)%
Depreciation and amortization	5.2%	5.0%	5.0%	4.9%
Impairment and restructuring charges, and acquisition-related costs	0.8%	0.5%	0.7%	0.5%
Litigation and investigation costs	0.3%	0.1%	0.2%	0.1%
Operating income	5.1%	8.3%	4.7%	7.2%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans recently acquired from Vanguard. Revenues from our general hospitals represented approximately 88% and 90% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2014 and 2013, respectively, and approximately 88% and 91% for the six months ended June 30, 2014 and 2013, respectively.

Net operating revenues from our other operations were $503 million and $271 million in the three months ended June 30, 2014 and 2013, respectively, and $1.004 billion and $488 million in the six months ended June 30, 2014 and 2013, respectively. The increase in net operating revenues from other operations during 2014 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our recently acquired health plans and additional physician practices. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $4 million and $1 million for the three months ended June 30, 2014 and 2013, respectively, and $5 million and $12 million in the six months ended June 30, 2014 and 2013, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, and Resolute Health Hospital, which we opened on June 24, 2014, in each case only for the period of time from such acquisition or opening to June 30, 2014. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase to the scale of our operations as a result of our acquisition activity.

	Total Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Increase (Decrease)		2014	2013	Increase (Decrease)
Total admissions	194,641	120,722	61.2%		388,914	246,651	57.7%
Adjusted patient admissions(1)	337,509	195,440	72.7%		661,319	393,105	68.2%
Paying admissions (excludes charity and uninsured)	183,714	111,891	64.2%		365,457	229,217	59.4%
Charity and uninsured admissions	10,927	8,831	23.7%		23,457	17,434	34.5%
Admissions through emergency department	122,086	75,608	61.5%		244,687	155,816	57.0%
Emergency department visits	702,009	399,702	75.6%		1,367,011	801,780	70.5%
Total emergency department admissions and visits	824,095	475,310	73.4%		1,611,698	957,596	68.3%
Surgeries — inpatient	53,271	34,340	55.1%		104,847	67,544	55.2%
Surgeries — outpatient	120,393	74,329	62.0%		231,099	142,538	62.1%
Total surgeries	173,664	108,669	59.8%		335,946	210,082	59.9%
Patient days — total	907,093	567,390	59.9%		1,836,257	1,170,675	56.9%
Adjusted patient days(1)	1,563,681	909,720	71.9%		3,089,060	1,849,560	67.0%
Average length of stay (days)	4.66	4.70	(0.9)%		4.72	4.75	(0.6)%
Average licensed beds	20,370	13,180	54.6%		20,313	13,180	54.1%
Utilization of licensed beds(2)	48.9%	47.3%	1.6	%(3)	49.9%	49.1%	0.8	%(3)
Total visits	2,066,051	1,072,712	92.6%		4,013,738	2,127,501	88.7%
Paying visits (excludes charity and uninsured)	1,896,285	958,379	97.9%		3,678,724	1,902,928	93.3%
Charity and uninsured visits	169,766	114,333	48.5%		335,014	224,573	49.2%
Net inpatient revenues	$2,393	$1,542	55.2%		$4,833	$3,078	57.0%
Net outpatient revenues	$1,448	$844	71.6%		$2,794	$1,657	68.6%
Net inpatient revenue per admission	$12,294	$12,773	(3.8)%		$12,427	$12,479	(0.4)%
Net inpatient revenue per patient day	$2,638	$2,718	(2.9)%		$2,632	$2,629	0.1%
Net outpatient revenue per visit	$701	$787	(10.9)%		$696	$779	(10.7)%
Net patient revenue per adjusted patient admission(1)	$11,380	$12,208	(6.8)%		$11,533	$12,045	(4.3)%
Net patient revenue per adjusted patient day(1)	$2,456	$2,623	(6.4)%		$2,469	$2,560	(3.6)%

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

(3)           The change is the difference between the 2014 and 2013 amounts shown.

The tables below show certain selected historical operating statistics of our continuing hospitals on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, and Resolute Health Hospital, which we opened on June 24, 2014:

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2014	2013	Increase (Decrease)		2014	2013	Increase (Decrease)
Total admissions	124,720	120,722	3.3%		249,171	246,651	1.0%
Adjusted patient admissions(1)	204,637	195,440	4.7%		401,492	393,105	2.1%
Paying admissions (excludes charity and uninsured)	116,801	111,891	4.4%		232,865	229,217	1.6%
Charity and uninsured admissions	7,919	8,831	(10.3)%		16,306	17,434	(6.5)%
Admissions through emergency department	80,529	75,608	6.5%		161,439	155,816	3.6%
Paying admissions as a percentage of total admissions	93.7%	92.7%	1.0	%(2)	93.5%	92.9%	0.6	%(2)
Charity and uninsured admissions as a percentage of total admissions	6.3%	7.3%	(1.0	)%(2)	6.5%	7.1%	(0.6	)%(2)
Emergency department admissions as a percentage of total admissions	64.6%	62.6%	2.0	%(2)	64.8%	63.2%	1.6	%(2)
Surgeries — inpatient	34,369	34,340	0.1%		67,898	67,544	0.5%
Surgeries — outpatient	89,783	74,329	20.8%		170,988	142,538	20.0%
Total surgeries	124,152	108,669	14.2%		238,886	210,082	13.7%
Patient days — total	584,251	567,390	3.0%		1,189,293	1,170,675	1.6%
Adjusted patient days(1)	948,144	909,720	4.2%		1,897,547	1,849,560	2.6%
Average length of stay (days)	4.68	4.70	(0.4)%		4.77	4.75	0.4%
Number of acute care hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,231	13,180	0.4%		13,231	13,180	0.4%
Average licensed beds	13,196	13,180	0.1%		13,187	13,180	0.1%
Utilization of licensed beds(3)	48.7%	47.3%	1.4	%(2)	49.8%	49.1%	0.7	%(2)

(1)        Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)        The change is the difference between 2014 and 2013 amounts shown.

(3)        Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2014	2013	Increase (Decrease)		2014	2013	Increase (Decrease)
Total visits	1,140,595	1,072,712	6.3%		2,221,269	2,127,501	4.4%
Paying visits (excludes charity and uninsured)	1,031,920	958,379	7.7%		2,000,737	1,902,928	5.1%
Charity and uninsured visits	108,675	114,333	(4.9)%		220,532	224,573	(1.8)%
Emergency department visits	432,858	399,702	8.3%		847,051	801,780	5.6%
Surgery visits	89,783	74,329	20.8%		170,988	142,538	20.0%
Paying visits as a percentage of total visits	90.5%	89.3%	1.2	%(1)	90.1%	89.4%	0.7	%(1)
Charity and uninsured visits as a percentage of total visits	9.5%	10.7%	(1.2	)%(1)	9.9%	10.6%	(0.7	)%(1)

(1)        The change is the difference between 2014 and 2013 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Net operating revenues	$2,578	$2,422	6.4%	$5,091	$4,809	5.9%
Revenues from the uninsured	$147	$170	(13.5)%	$317	$335	(5.4)%
Net inpatient revenues(1)	$1,540	$1,542	(0.1)%	$3,109	$3,078	1.0%
Net outpatient revenues(1)	$927	$844	9.8%	$1,786	$1,657	7.8%

(1)         Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $52 million and $69 million for the three months ended June 30, 2014 and 2013, respectively, and $125 million and $139 million for the six months ended June 30, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $95 million and $101 million for the three months ended June 30, 2014 and 2013, respectively, and $192 million and $196 million for the six months ended June 30, 2014 and 2013, respectively.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Net inpatient revenue per admission	$12,348	$12,773	(3.3)%	$12,477	$12,479	—%
Net inpatient revenue per patient day	$2,636	$2,718	(3.0)%	$2,614	$2,629	(0.6)%
Net outpatient revenue per visit	$813	$787	3.3%	$804	$779	3.2%
Net patient revenue per adjusted patient admission(1)	$12,055	$12,208	(1.3)%	$12,192	$12,045	1.2%
Net patient revenue per adjusted patient day(1)	$2,602	$2,623	(0.8)%	$2,580	$2,560	0.8%

(1)        Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Provision for Doubtful Accounts	2014	2013	Increase (Decrease)		2014	2013	Increase (Decrease)
Provision for doubtful accounts	$209	$207	1.0%		$438	$414	5.8%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.5%	7.9%	(0.4	)%(1)	7.9%	7.9%	—	%(1)
Collection rate on self-pay accounts(2)	27.8%	28.7%	(0.9	)%(1)	27.8%	28.7%	(0.9	)%(1)
Collection rate on commercial managed care accounts	98.3%	98.2%	0.1	%(1)	98.3%	98.2%	0.1	%(1)

(1)        The change is the difference between the 2014 and 2013 amounts shown.

(2)        Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,103	$1,026	7.5%	$2,180	$2,060	5.8%
Supplies	413	387	6.7%	816	771	5.8%
Other operating expenses	601	514	16.9%	1,153	1,032	11.7%
Total	$2,117	$1,927	9.9%	$4,149	$3,863	7.4%
Conifer
Salaries, wages and benefits	$178	$140	27.1%	$349	$267	30.7%
Other operating expenses	63	53	18.9%	129	103	25.2%
Total	$241	$193	24.9%	$478	$370	29.2%
Total
Salaries, wages and benefits	$1,281	$1,166	9.9%	$2,529	$2,327	8.7%
Supplies	413	387	6.7%	816	771	5.8%
Other operating expenses	664	567	17.1%	1,282	1,135	13.0%
Total	$2,358	$2,120	11.2%	$4,627	$4,233	9.3%
Rent/lease expense(1)
Hospital Operations and other	$35	$39	(10.3)%	$68	$77	(11.7)%
Conifer	5	3	66.7%	11	7	57.1%
Total	$40	$42	(4.8)%	$79	$84	(6.0)%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,161	$1,128	2.9%	$1,147	$1,114	3.0%
Supplies per adjusted patient day	436	425	2.6%	430	417	3.1%
Other operating expenses per adjusted patient day	615	565	8.8%	589	558	5.6%
Total per adjusted patient day	$2,212	$2,118	4.4%	$2,166	$2,089	3.7%
Salaries, wages and benefits per adjusted patient admission	$5,380	$5,250	2.5%	$5,420	$5,240	3.4%
Supplies per adjusted patient admission	2,018	1,980	1.9%	2,032	1,961	3.6%
Other operating expenses per adjusted patient admission	2,849	2,630	8.3%	2,787	2,626	6.1%
Total per adjusted patient admission	$10,247	$9,860	3.9%	$10,239	$9,827	4.2%

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

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE MONTHS ENDED JUNE 30, 2013

Revenues

During the three months ended June 30, 2014, same-hospital net operating revenues after provision for doubtful accounts increased 6.4% compared to the three months ended June 30, 2013, primarily due to improved terms of our managed care contracts, higher inpatient and outpatient volumes, and an increase in our other operations revenues.

Our same-hospital net outpatient revenues and total outpatient visits increased 9.8% and 6.3%, respectively, during the three months ended June 30, 2014 compared to the same period in 2013. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient acquisition program. Net outpatient revenue per visit increased 3.3% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $285 million and $219 million for the three months ended June 30, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

Same-hospital patient days increased by 3.0% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. We believe our volumes were positively impacted by incremental market share as a result of improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our growth in inpatient volume levels continues to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.5% for the three months ended June 30, 2014 compared to 7.9% for the three months ended June 30, 2013. The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the decrease in uninsured patient revenues, partially offset by the 90 basis point decrease in our self-pay collection rate, as well as higher patient co-pays and deductibles. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$353	$—	$353	$309	$—	$309
Medicaid	157	—	157	141	—	141
Net cost report settlements payable and valuation allowances	(118)	—	(118)	(77)	—	(77)
Managed care	1,403	80	1,323	1,240	69	1,171
Self-pay uninsured	516	429	87	344	290	54
Self-pay balance after insurance	221	135	86	224	141	83
Estimated future recoveries from accounts assigned to our Conifer subsidiary	90	—	90	91	—	91
Other payers	299	109	190	279	89	190
Total continuing operations	2,921	753	2,168	2,551	589	1,962
Total discontinued operations	3	—	3	3	—	3
	$2,924	$753	$2,171	$2,554	$589	$1,965

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At June 30, 2014, our same-hospital collection rate on self-pay accounts was approximately 27.8%. Our recent same-hospital self-pay collection rates were as follows: 28.8% at March 31, 2013; 28.7% at June 30, 2013; 28.8% at September 30, 2013; 28.7% at December 31, 2013; and 28.1% at March 31, 2014. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at June 30, 2014, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $11 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated same-hospital collection rate from managed care payers was approximately 98.3% at both June 30, 2014 and December 31, 2013.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.286 billion and $2.039 billion at June 30, 2014 and December 31, 2013, respectively, excluding cost report settlements payable and valuation allowances of $118 million and $77 million at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	80%	51%	66%	28%	61%
61-120 days	8%	18%	15%	21%	15%
121-180 days	5%	10%	6%	12%	7%
Over 180 days	7%	21%	13%	39%	17%
Total	100%	100%	100%	100%	100%

	December 31, 2013
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 48.9 days at June 30, 2014 and 46.5 days at December 31, 2013, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of June 30, 2014, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $3.0 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our new acquisitions are beginning to implement this program. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2014 and December 31, 2013 by aging category on a same-hospital basis:

	June 30,	December 31,
	2014	2013
0-60 days	$84	$132
61-120 days	25	28
121-180 days	10	8
Over 180 days	19	18
Total	$138	$186

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.3% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 2.5% in the three months ended June 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the three months ended June 30, 2014 and 2013 included stock-based compensation expense of $14 million and $9 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $38 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

As of June 30, 2014, approximately 20% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 39 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have four expired contracts and are negotiating renewals under extension agreements. We are also negotiating a first contract at one of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2014.

Supplies

Supplies expense as a percentage of net operating revenues increased 0.1% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 1.9% in the three months ended June 30, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 25.5% in the three months ended June 30, 2014 compared to 23.4% in the three months ended June 30, 2013. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 8.3% in the three months ended June 30, 2014 compared to the same period in 2013. The 16.9% increase in same-hospital other operating expenses in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily due to:

•                    increased costs of contracted services ($8 million);

•                    higher medical fees primarily related to a greater number of employed and contracted physicians ($19 million); and

•                    increased malpractice expense ($31 million).

Malpractice expense in the three months ended June 30, 2014 included isolated unfavorable case reserve adjustments related to a small number of claims, as well as an unfavorable adjustment of approximately $1 million due to a 17 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to favorable adjustment of approximately $6 million as a result of a 72 basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $10 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $32 million, consisting of $3 million of employee severance costs, $13 million of restructuring costs, and $16 million in acquisition-related costs, which include both transaction costs and acquisition integration charges.

During the three months ended June 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $11 million, consisting of $2 million of impairment of property, $3 million of employee severance costs and $6 million in acquisition-related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2014 and 2013 were $12 million and $2 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $190 million compared to $98 million for the three months ended June 30, 2013, primarily due to increased borrowings relating to our recent acquisitions.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2013, we recorded a loss from early extinguishment of debt of $171 million, related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the three months ended June 30, 2014, we recorded income tax expense of $8 million compared to a benefit of $20 million, primarily related to the loss from early extinguishment of debt, during the three months ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013

Revenues

During the six months ended June 30, 2014, same-hospital net operating revenues after provision for doubtful accounts increased 5.9% compared to the six months ended June 30, 2013, primarily due to improved terms of our managed care contracts, higher inpatient and outpatient volumes, and an increase in our other operations revenues.

Our same-hospital net outpatient revenues and total outpatient visits increased 7.8% and 4.4%, respectively, during the six months ended June 30, 2014 compared to the same period in 2013. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient acquisition program. Net outpatient revenue per visit increased 3.2% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $570 million and $430 million for the six months ended June 30, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

Same-hospital patient days increased by 1.6% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We believe our volumes were positively impacted by incremental market share as a result of improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our growth in inpatient volume levels continues to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than in an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.9% for both the six months ended June 30, 2014 and 2013. The provision for doubtful accounts was favorably impacted by decreased uninsured patient revenues, offset by the unfavorable impact of the 90 basis point decrease in our self-pay collection rate, as well as higher patient co-pays and deductibles.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.3% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 3.4% in the six months ended June 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the six months ended June 30, 2014 and 2013 included stock-based compensation expense of $26 million and $20 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $82 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Supplies

Supplies expense as a percentage of net operating revenues remained flat for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 3.6% in the six months ended June 30, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 25.5% in the six months ended June 30, 2014 compared to 23.6% in the six months ended June 30, 2013. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 6.1% in the six months ended June 30, 2014 compared to the same period in 2013. The 11.7% increase in same-hospital other operating expenses in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to:

•                    increased costs of contracted services ($15 million);

•                    higher medical fees primarily related to a greater number of employed and contracted physicians ($36 million);

•                    increased malpractice expense ($37 million); and

•                    decreased rent and lease expense ($9 million).

Malpractice expense in the six months ended June 30, 2014 included isolated unfavorable case reserve adjustments related to a small number of claims, as well as an unfavorable adjustment of approximately $2 million due to a 32 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to favorable adjustment of approximately $7 million as a result of a 78 basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $26 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the six months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $53 million, consisting $9 million of employee severance costs, $18 million of restructuring costs, and $26 million in acquisition-related costs, which include $4 million of transaction costs and $22 million of acquisition integration charges.

During the six months ended June 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $25 million, consisting of $2 million of impairment of property, $7 million of restructuring costs, $5 million of employee severance costs, $1 million of lease termination costs, and $10 million in acquisition-related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the six months ended June 30, 2014 and 2013 were $15 million and $2 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $372 million compared to $201 million for the six months ended June 30, 2013, primarily due to increased borrowings relating to our recent acquisitions and $400 million of share repurchases during 2013.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our $10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuances costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the six months ended June 30, 2014, we recorded income tax expense of $7 million compared to a benefit of $73 million, primarily related to the loss from early extinguishment of debt, during the six months ended June 30, 2013.

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

The table below shows the reconciliation of Adjusted EBITDA to net loss attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(26)	$(50)	$(58)	$(138)
Less: Net income attributable to noncontrolling interests	(19)	(7)	(35)	(12)
Income (loss) from discontinued operations, net of tax	(16)	3	(21)	1
Income (loss) from continuing operations	9	(46)	(2)	(127)
Income tax benefit (expense)	(8)	20	(7)	73
Investment earnings	—	1	—	1
Loss from early extinguishment of debt	—	(171)	—	(348)
Interest expense	(190)	(98)	(372)	(201)
Operating income	207	202	377	348
Litigation and investigation costs	(12)	(2)	(15)	(2)
Impairment and restructuring charges, and acquisition-related costs	(32)	(11)	(53)	(25)
Depreciation and amortization	(209)	(121)	(402)	(235)
Adjusted EBITDA	$460	$336	$847	$610

Net operating revenues	$4,042	$2,422	$7,968	$4,809

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.4%	13.9%	10.6%	12.7%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for (i) a $286 million aggregate commitment for a long-term arrangement we entered into during the three months ended June 30, 2014 for future professional services to be provided to us and licensed software fees related to our health information technology initiatives and future ongoing information technology services for the 28 Vanguard hospitals we acquired in October 2013, and (ii) our recently issued 5% senior notes discussed under the caption “Debt Instruments, Guarantees and Related Covenants” below.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2014, using the last 12 months of Adjusted EBITDA, including Vanguard’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.6x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $523 million and $256 million in the six months ended June 30, 2014 and 2013, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2014 will total approximately $900 million to $1 billion, including $193 million that was accrued as a liability at December 31, 2013. Our budgeted 2014 capital expenditures include approximately $18 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $18 million more on such improvements over the next two years.

During the six months ended June 30, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas. We also acquired three ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions was $42 million.

Interest payments, net of capitalized interest, were $360 million and $226 million in the six months ended June 30, 2014 and 2013, respectively.

Income tax payments, net of tax refunds, were approximately $19 million in the six months ended June 30, 2014 compared to $8 million in the six months ended June 30, 2013.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2014 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long term debt and borrowings under our revolving credit facility. We had approximately $406 million of cash and cash equivalents on hand at June 30, 2014 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $994 million based on our borrowing base calculation as of June 30, 2014.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $247 million in the six months ended June 30, 2014 compared to $128 million in the six months ended June 30, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•                  Increased income from continuing operations before income taxes of $237 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the six months ended June 30, 2014 compared to the six months ended June 30, 2013;

•                  The favorable impact of a reduction of approximately $44 million in net amounts we are owed under Medicaid supplemental programs in the 2014 period;

•                  $5 million more cash used in operating activities from discontinued operations;

•                  Income tax payments of $19 million in the six months ended June 30, 2014 compared to $8 million in the six months ended June 30, 2013;

•                  An increase of $65 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•                  Higher interest payments of $134 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of excess land, buildings or other underutilized or inefficient assets.

Capital expenditures were $523 million and $256 million in the six months ended June 30, 2014 and 2013, respectively.

We record our investments that are available-for-sale at fair market value. As shown in Note 13 to the Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We believe we have no investments that will be negatively affected by the slow economic recovery such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At June 30, 2014, we had no cash borrowings outstanding under the revolving credit facility; however, we had approximately $6 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $994 million was available for borrowing under the revolving credit facility at June 30, 2014.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. At June 30, 2014, we had approximately $133 million of standby letters of credit outstanding under the LC Facility.

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 9 1/4% senior notes due 2015 in July 2014. The proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement. For information regarding our long-term debt and capital lease obligations, see Note 5 to our Condensed Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the six months ended June 30, 2014 and 2013 include $218 million and $485 million, respectively, of net operating revenues and $36 million and $70 million, respectively, of operating income generated from general hospitals operated by us under operating lease arrangements (two hospitals as of June 30, 2014 and four hospitals as of June 30, 2013). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The current terms of these leases expire in 2027 and 2029. If we are unable to extend these leases or purchase the hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $236 million of standby letters of credit outstanding and guarantees as of June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of June 30, 2014. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
				(Dollars in Millions)
Fixed rate long-term debt	$113	$551	$37	$52	$1,049	$9,781	$11,583	$12,466
Average effective interest rates	8.5%	9.1%	6.6%	8.7%	6.6%	6.8%	6.9%

At June 30, 2014, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference. In addition to those matters, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our Conifer Health Solutions, LLC subsidiary (“Conifer”) received a Civil Investigative Demand (“CID”) in August 2013 from the U.S. Consumer Financial Protection Bureau (“CFPB”) that required Conifer to provide to the CFPB a broad range of information regarding its debt collection activities, including its internal compliance procedures. In July 2014, the CFPB issued a second CID seeking information regarding Conifer’s compliance with certain notification and other requirements under federal consumer financial laws. Conifer is cooperating with the CFPB in providing the requested information. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against Conifer. The CFPB has the authority to impose fines, require operational changes or take other actions if it determines that a violation of the Fair Debt Collection Act has occurred.

ITEM 6. EXHIBITS

(4)                     Instruments Defining the Rights of Security Holders, Including Indentures

(a)         Exchange and Registration Rights Agreement, dated as of June 25, 2014, between the Registrant and Barclays Capital Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed June 25, 2014)

(10)              Material Contracts

(a)         Fifth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 23, 2014)*

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: August 4, 2014	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)