Form 10-Q
period 2014-09-30
TENET HEALTHCARE CORP
filed 2014-11-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

As of October 31, 2014, there were 98,280,152 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$200	$113
Accounts receivable, less allowance for doubtful accounts ($773 at September 30, 2014 and $589 at December 31, 2013)	2,238	1,890
Inventories of supplies, at cost	270	260
Income tax receivable	22	—
Current portion of deferred income taxes	725	692
Other current assets	746	737
Total current assets	4,201	3,692
Investments and other assets	366	357
Deferred income taxes, net of current portion	100	148
Property and equipment, at cost, less accumulated depreciation and amortization ($4,347 at September 30, 2014 and $3,907 at December 31, 2013)	7,749	7,582
Goodwill	3,705	3,566
Other intangible assets, at cost, less accumulated amortization ($623 at September 30, 2014 and $516 at December 31, 2013)	1,191	1,105
Total assets	$17,312	$16,450

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$98	$153
Accounts payable	1,068	1,085
Accrued compensation and benefits	735	622
Professional and general liability reserves	175	156
Accrued interest payable	265	198
Other current liabilities	804	879
Total current liabilities	3,145	3,093
Long-term debt, net of current portion	11,455	10,696
Professional and general liability reserves	525	555
Defined benefit plan obligations	381	398
Other long-term liabilities	544	490
Total liabilities	16,050	15,232
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	396	340
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 145,421,213 shares issued at September 30, 2014 and 144,057,351 shares issued at December 31, 2013	7	7
Additional paid-in capital	4,597	4,572
Accumulated other comprehensive loss	(20)	(24)
Accumulated deficit	(1,471)	(1,422)
Common stock in treasury, at cost, 47,196,935 shares at September 30, 2014 and 47,197,722 shares at December 31, 2013	(2,378)	(2,378)
Total shareholders’ equity	735	755
Noncontrolling interests	131	123
Total equity	866	878
Total liabilities and equity	$17,312	$16,450

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,428	$2,618	$13,096	$7,841
Less: Provision for doubtful accounts	249	210	949	624
Net operating revenues	4,179	2,408	12,147	7,217
Operating expenses:
Salaries, wages and benefits	2,028	1,172	5,905	3,499
Supplies	665	387	1,942	1,158
Other operating expenses, net	1,032	575	3,066	1,710
Electronic health record incentives	(5)	(14)	(72)	(48)
Depreciation and amortization	207	119	609	354
Impairment and restructuring charges, and acquisition-related costs	37	20	90	45
Litigation and investigation costs	4	1	19	3
Operating income	211	148	588	496
Interest expense	(186)	(91)	(558)	(292)
Loss from early extinguishment of debt	(24)	—	(24)	(348)
Investment earnings	—	—	—	1
Net income (loss) from continuing operations, before income taxes	1	57	6	(143)
Income tax benefit (expense)	18	(16)	11	57
Net income (loss) from continuing operations, before discontinued operations	19	41	17	(86)
Discontinued operations:
Loss from operations	(2)	(8)	(17)	(5)
Litigation and investigation costs	—	(2)	(18)	(2)
Income tax benefit	1	5	13	3
Net loss from discontinued operations	(1)	(5)	(22)	(4)
Net income (loss)	18	36	(5)	(90)
Less: Net income attributable to noncontrolling interests	9	8	44	20
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$9	$28	$(49)	$(110)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$10	$33	$(27)	$(106)
Net loss from discontinued operations, net of tax	(1)	(5)	(22)	(4)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$9	$28	$(49)	$(110)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.10	$0.33	$(0.27)	$(1.03)
Discontinued operations	(0.01)	(0.05)	(0.23)	(0.04)
	$0.09	$0.28	$(0.50)	$(1.07)
Diluted
Continuing operations	$0.10	$0.32	$(0.27)	$(1.03)
Discontinued operations	(0.01)	(0.05)	(0.23)	(0.04)
	$0.09	$0.27	$(0.50)	$(1.07)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	98,036	100,894	97,625	102,669
Diluted	100,926	103,098	97,625	102,669

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$18	$36	$(5)	$(90)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	1	—	4	—
Unrealized gains (losses) on securities held as available-for-sale	(1)	—	2	—
Other comprehensive income before income taxes	—	—	6	—
Income tax expense related to items of other comprehensive income	—	—	(2)	—
Total other comprehensive income, net of tax	—	—	4	—
Comprehensive net income (loss)	18	36	(1)	(90)
Less: Comprehensive income attributable to noncontrolling interests	9	8	44	20
Comprehensive net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$9	$28	$(45)	$(110)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Net loss	$(5)	$(90)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	609	354
Provision for doubtful accounts	949	624
Deferred income tax benefit	(22)	(60)
Stock-based compensation expense	41	26
Impairment and restructuring charges, and acquisition-related costs	90	45
Litigation and investigation costs	19	3
Loss from early extinguishment of debt	24	348
Amortization of debt discount and debt issuance costs	21	12
Pre-tax loss from discontinued operations	35	7
Other items, net	(16)	(19)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,309)	(662)
Inventories and other current assets	12	(159)
Income taxes	(7)	(5)
Accounts payable, accrued expenses and other current liabilities	120	(44)
Other long-term liabilities	38	(5)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(115)	(36)
Net cash used in operating activities from discontinued operations, excluding income taxes	(16)	(5)
Net cash provided by operating activities	468	334
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(734)	(398)
Purchases of businesses or joint venture interests, net of cash acquired	(185)	(142)
Proceeds from sales of facilities and other assets — discontinued operations	4	11
Proceeds from sales of marketable securities, long-term investments and other assets	2	6
Other long-term assets	(4)	11
Other items, net	3	3
Net cash used in investing activities	(914)	(509)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,965)	(1,001)
Proceeds from borrowings under credit facility	1,560	1,211
Repayments of other borrowings	(655)	(1,987)
Proceeds from other borrowings	1,608	1,907
Repurchases of common stock	—	(300)
Deferred debt issuance costs	(26)	(31)
Distributions paid to noncontrolling interests	(30)	(18)
Contributions from noncontrolling interests	15	98
Proceeds from exercise of stock options	23	22
Other items, net	3	(8)
Net cash provided by (used in) financing activities	533	(107)
Net increase (decrease) in cash and cash equivalents	87	(282)
Cash and cash equivalents at beginning of period	113	364
Cash and cash equivalents at end of period	$200	$82
Supplemental disclosures:
Interest paid, net of capitalized interest	$(487)	$(295)
Income tax payments, net	$(5)	$(5)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. As of September 30, 2014, we operated 80 hospitals,  198 outpatient centers, six health plans and Conifer Health Solutions, LLC (“Conifer”), which provides healthcare business process services in the areas of revenue cycle management, value-based care and patient communications.

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

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the audited consolidated financial statements included in our Annual Report, but has been revised to reflect the impact of completing the purchase price allocation for the acquisition of Vanguard, as described in Note 14. Additionally, certain prior-year amounts have been adjusted to conform to the current-year presentation, including $73 million of Medicaid supplemental payments receivable that are now presented as other current assets rather than accounts receivable.

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
General Hospitals:
Medicare	$838	$501	$2,560	$1,543
Medicaid	340	206	1,012	630
Managed care	2,369	1,378	6,787	4,126
Indemnity, self-pay and other	357	262	1,172	783
Acute care hospitals — other revenue	8	14	45	53
Other:
Other operations	516	257	1,520	706
Net operating revenues before provision for doubtful accounts	$4,428	$2,618	$13,096	$7,841

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $200 million and $113 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, our book overdrafts were approximately $194 million and $245 million, respectively, which were classified as accounts payable.

At September 30, 2014 and December 31, 2013, approximately $98 million and $62 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at September 30, 2014 and December 31, 2013, we had $113 million and $193 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $62 million and $138 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2014 and 2013, we entered into non-cancellable capital leases of approximately $112 million and $99 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
As of September 30, 2014:
Capitalized software costs	$1,326	$(552)	$774
Long-term debt issuance costs	245	(42)	203
Trade names	106	—	106
Contracts	57	(5)	52
Other	80	(24)	56
Total	$1,814	$(623)	$1,191

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
As of December 31, 2013:
Capitalized software costs	$1,148	$(468)	$680
Long-term debt issuance costs	230	(31)	199
Trade names	106	—	106
Contracts	57	(2)	55
Other	80	(15)	65
Total	$1,621	$(516)	$1,105

Estimated future amortization of intangibles with finite useful lives as of September 30, 2014 is as follows:

		Years Ending December 31,
	Total	2014	2015	2016	2017	2018	Later Years
Amortization of intangible assets	$1,077	$54	$190	$163	$134	$130	$406

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2014	2013
Continuing operations:
Patient accounts receivable	$2,978	$2,459
Allowance for doubtful accounts	(772)	(589)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	122	92
Net cost reports and settlements payable and valuation allowances	(92)	(75)
	2,236	1,887
Discontinued operations	2	3
Accounts receivable, net	$2,238	$1,890

As of September 30, 2014 and December 31, 2013, our allowance for doubtful accounts was 25.9% and 24.0%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. As of September 30, 2014 and December 31, 2013, our allowance for doubtful accounts for self-pay was 79.5% and 75.9%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. As of September 30, 2014 and December 31, 2013, our allowance for doubtful accounts for managed care was 6.2% and 5.9%, respectively, of our managed care patient accounts receivable.

The estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2014 and 2013 were approximately $135 million and $116 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $488 million and $342 million, respectively. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2014 and 2013 were approximately $42 million and $32 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $137 million and $95 million, respectively. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended September 30, 2014 and 2013 were approximately $178 million and $72 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $493 million and $257 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels.

NOTE 3. DISCONTINUED OPERATIONS

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating revenues	$1	$3	$2	$6
Net loss before income taxes	(2)	(10)	(35)	(7)

Net loss before income taxes from discontinued operations in the nine months ended September 30, 2014 included approximately $18 million of expense recorded in litigation and investigation costs allocable to one of our previously divested hospitals related to a class action lawsuit discussed in Note 10. In the nine months ended September 30, 2013, we recognized a $7 million gain in discontinued operations related to the sale of land.

Should we dispose of additional hospitals or other assets in the future, we may incur asset impairment and restructuring charges in future periods.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $90 million, consisting of $14 million of employee severance costs, $6 million of contract and lease termination fees, $19 million of restructuring costs, and $51 million in acquisition-related costs, which include $7 million of transaction costs and $44 million of acquisition integration charges.

During the nine months ended September 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $45 million, consisting of $2 million relating to the impairment of property, $10 million of restructuring costs, $9 million of employee severance costs, $1 million in lease termination fees, and $23 million in acquisition-related costs.

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

As of September 30, 2014, our continuing operations consisted of two operating segments, our hospital and other operations and our Conifer subsidiary. During the three months ended March 31, 2014, we combined our

California region and our Phoenix market to form our Western region. Our hospital and other operations are currently structured as follows:

•	Our Central region includes all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas, except for those in the Resolute Health, San Antonio and South Texas markets;

•	Our Florida region includes all of our hospitals and other operations in Florida;

•	Our Northeast region includes all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region includes all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•	Our Western region includes all of our hospitals and other operations in Arizona and California;

•	Our Detroit market includes all of our hospitals and other operations in the Detroit, Michigan area;

•	Our Resolute Health market includes our hospital and other operations in the New Braunfels, Texas area;

•	Our San Antonio market includes all of our hospitals and other operations in the San Antonio, Texas area; and

•	Our South Texas market includes all of our hospitals and other operations in the Brownsville and Harlingen, Texas areas.

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Senior notes:
9 7/8%, due 2014	$—	$60
9 1/4%, due 2015	—	474
5%, due 2019	1,100	—
51/%, due 2019	500	—
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	—	405
Capital leases and mortgage notes	453	417
Unamortized note discounts and premium	(21)	(28)
Total long-term debt	11,553	10,849
Less current portion	98	153
Long-term debt, net of current portion	$11,455	$10,696

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2014, we had no cash borrowings outstanding under the revolving credit facility; however, we had approximately $6 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $994 million was available for borrowing under the revolving credit facility at September 30, 2014.

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

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2014, we had approximately $115 million of standby letters of credit outstanding under the LC Facility.

Senior Notes

In September 2014, we sold $500 million aggregate principal amount of 5 1/2% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of indebtedness and drawings under our Credit Agreement, related transaction fees and expenses, and acquisitions.

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 91/4% senior notes due 2015 in July 2014. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs. The net proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement.

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

NOTE 6. GUARANTEES

At September 30, 2014, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $92 million. We had a liability of $69 million recorded for these guarantees included in other current liabilities at September 30, 2014.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2014, approximately  5.2 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant (i) options and restricted stock units with different time-based vesting terms, and (ii) performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the nine months ended September 30, 2014 and 2013 includes $38 million and $29 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits in the accompanying Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2014:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding as of December 31, 2013	3,308,111	$30.79
Granted	—
Exercised	(691,050)	33.72
Forfeited/Expired	(624,052)	47.97
Outstanding as of September 30, 2014	1,993,009	$24.40	$70	3.9	years
Vested and expected to vest at September 30, 2014	1,984,562	$24.31	$70	3.9	years
Exercisable as of September 30, 2014	1,587,878	$21.90	$60	3.7	years

There were 691,050 stock options exercised during the nine months ended September 30, 2014 with a $13 million aggregate intrinsic value, and 913,369 stock options exercised during the same period in 2013 with a $17 million aggregate intrinsic value.

As of September 30, 2014, there were $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

There were no stock options granted in the nine months ended September 30, 2014. In the nine months ended September 30, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the Plan, and will expire on the fifth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2013 was $14.46 per share. This fair value was calculated based on the grant date, using a binomial lattice model with the following assumptions:

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

The following table summarizes information about our outstanding stock options at September 30, 2014:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	242,753	4.4	years	$4.56	242,753	$4.56
$4.57 to $25.089	957,583	5.2	years	20.96	830,903	20.67
$25.09 to $32.569	402,816	1.9	years	29.32	402,816	29.32
$32.57 to $42.089	389,857	2.5	years	40.10	111,406	42.08
	1,993,009	3.9	years	$24.40	1,587,878	$21.90

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2014:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested as of December 31, 2013	2,707,222	$33.34
Granted	1,768,508	48.41
Vested	(900,763)	36.51
Forfeited	(140,468)	35.23
Unvested as of September 30, 2014	3,434,499	$41.85

In the nine months ended September 30, 2014, we granted  1,045,750 restricted stock units subject to time-vesting of which  944,249 will vest and be settled ratably over a three-year period from the date of the grant, 23,435 will vest 100% on the tenth anniversary of the grant date, 63,623 will vest 100% on the fifth anniversary of the grant date and  14,443 will vest 100% on the third anniversary of the grant date. In addition, we granted  271,815 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2014. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. If the performance goal is not achieved, the restricted stock units will be forfeited. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the  271,815 units granted, depending on our level of achievement with respect to the performance goal. We also granted 450,943 special retention restricted stock units to a select group of officers; two-thirds of the award will vest contingent on our achievement of a performance goal of which one-half will vest based on performance over a one-year period ending in December 2015 and the remaining one-half will vest based on performance over a four-year period ending in December 2018.  The remaining one-third of this special retention award will vest in full on the fifth anniversary of the grant date.

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

As of September 30, 2014, there were $107 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of  3.0 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the nine months ended September 30, 2014 and 2013 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock
				Accumulated
			Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	—	—	—	—	(49)	—	20	(29)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Other comprehensive income	—	—	—	4	—	—	—	4
Purchases (sales) of businesses or joint venture interests	—	—	(22)	—	—	—	10	(12)
Stock-based compensation expense and issuance of common stock	1,364	—	47	—	—	—	—	47
Balances at September 30, 2014	98,224	$7	$4,597	$(20)	$(1,471)	$(2,378)	$131	$866

Balances at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	—	—	—	—	(110)	—	13	(97)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(16)	(16)
Sales of joint venture interests	—	—	53	—	—	—	—	53
Purchases of businesses or joint venture interests	—	—	—	—	—	—	23	23
Repurchase of common stock	(7,095)	—	—	—	—	(300)	—	(300)
Stock-based compensation expense and issuance of common stock	1,628	—	38	—	—	1	—	39
Balances at September 30, 2013	99,166	$7	$4,562	$(68)	$(1,398)	$(2,278)	$95	$920

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Balances at beginning of period	$340	$16
Net income	24	7
Distributions paid to noncontrolling interests	(3)	(2)
Contributions from noncontrolling interests	10	—
Sales of joint venture interests	—	52
Purchases of businesses	25	10
Balances at end of period	$396	$83

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At September 30, 2014 and December 31, 2013, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $700 million and $711 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of  2.22% at September 30, 2014 and 2.45% at December 31, 2013.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $170 million and $71 million for the nine months ended September 30, 2014 and 2013, respectively.

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

•

Kyphoplasty—From March 2009 through July 2010, seven of our hospitals became the subject of a review by the U.S. Department of Justice (“DOJ”) and certain other federal agencies regarding the appropriateness of inpatient treatment for Medicare patients receiving kyphoplasty, which is a surgical procedure used to treat certain spinal conditions. In January 2013, we paid $900,000 to settle claims against one of our hospitals subject to this review, and, in April 2014, we confirmed that another hospital is no longer the subject of investigation. In September 2014, subject to negotiation of final settlement terms, we reached a verbal financial agreement with the government to settle this matter with respect to the remaining five hospitals for approximately $2 million, which has been fully reserved as of September 30, 2014.

•

Implantable Cardioverter Defibrillators (“ICDs”)—We are engaged in potential settlement discussions with the DOJ to resolve an investigation to determine whether ICD procedures performed at 56 of our hospitals from 2002 to 2010 complied with Medicare coverage requirements. It is impossible at this time to predict with any certainty the outcome of those discussions or the amount of any potential resolution. However, based on current discussions, we believe the amount of the reserve management has established for this matter, as described below, continues to reflect our current estimate of probable liability for all of the hospitals under review as part of the government’s examination, which commenced in March 2010.

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

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. Tenet and four of its hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. Both the Georgia Attorney General’s Office, on behalf of the State of Georgia, and the U.S. Attorney’s Office, on behalf of the United States, have intervened in the qui tam action. We submitted answers to the complaints filed by the relator, the State of Georgia and the United States on July 15, 2014 following the court’s denial of our motions to dismiss in June 2014. The parties have agreed to stay discovery in the case until March 31, 2015.

If we or our subsidiaries were determined to have violated the anti-kickback statutes, the government could require us to reimburse related government program payments received during the subject period, assess civil monetary penalties including treble damages, exclude individuals or subsidiaries from participation in federal healthcare programs, or seek criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. In a Bill of Information filed on July 23, 2014 with the U.S. District Court for the Northern District of Georgia, Atlanta Division, the U.S. Attorney for that District asserted charges of one count of criminal conspiracy against a former owner of HMM (a non-employee of Tenet) related to the agreements between HMM and the Tenet hospitals described above. In a separate Bill of Information also filed with the court on July 23, 2014, the U.S. Attorney asserted charges of one count of criminal conspiracy against a former employee of a Tenet hospital, but such charges relate to an unaffiliated entity. It is impossible at this time to predict with any certainty the amount and terms of any potential resolution of these matters; however, we believe the amount of the reserve established continues to reflect our current estimate of probable liability. We will continue to vigorously defend against the government’s allegations.

Except with respect to the matter settled in January 2013 involving one hospital, as discussed above, our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Management has established reserves of approximately $38 million in the aggregate for our potential obligations with respect to all of the hospitals under review for their billing practices for kyphoplasty and cardiac defibrillator implantation procedures, as well as the Clinica de la Mama matters. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

In addition, in October 2014, we received court approval of a final agreement to settle a previously disclosed class action lawsuit captioned Doe, et al. v. Jo Ellen Smith Medical Foundation, which was filed in the Civil District

Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs pursued a claim for tortious invasion of privacy due to the fact that in April 1996 patient identifying records from a psychiatric hospital we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The court certified a class of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. In an effort to avoid protracted litigation, the parties settled this matter in June 2014 for a maximum potential payment of $32.5 million, subject to the number and type of claims asserted by the class members between January 15 and March 31, 2015. The settlement will be funded in amounts and on a schedule to be agreed to by the parties. In the three months ended June 30, 2014, we established a reserve of $17 million, recorded in discontinued operations, to reflect our current estimate of probable liability for this matter based on anticipated levels of class member participation.

New claims or inquiries may be initiated against us from time to time. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or otherwise modify the way we conduct business.

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2014 and 2013:

	Balances at	Litigation and		Balances at
	Beginning	Investigation	Cash	End of
	of Period	Costs	Payments	Period
Nine Months Ended September 30, 2014
Continuing operations	$64	$19	$(10)	$73
Discontinued operations	6	18	(6)	18
	$70	$37	$(16)	$91

Nine Months Ended September 30, 2013
Continuing operations	$5	$3	$(3)	$5
Discontinued operations	5	2	(1)	6
	$10	$5	$(4)	$11

For the nine months ended September 30, 2014 and 2013, we recorded costs of $37 million and $5 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

NOTE 11. INCOME TAXES

During the nine months ended September 30, 2014, we recorded a net income tax benefit of $11 million, which includes, among other things: (1) $3 million of income tax expense to increase our valuation allowance for deferred tax assets; (2) $7 million of income tax benefit related to tax basis adjustments for state tax purposes on the Vanguard acquisition; (3) $4 million of income tax benefit related to certain amended state tax returns; and (4) $4 million of income tax benefit related to other tax adjustments. The increase in the valuation allowance relates to an estimated decrease in the future utilization of certain state net operating loss carryovers.

During the nine months ended September 30, 2014, we reduced our estimated liabilities for uncertain tax positions by $3 million, net of related deferred tax assets. The total amount of unrecognized tax benefits as of September 30, 2014 was $40 million, of which $31 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits as of September 30, 2014 were $5 million, all of which related to continuing operations.

As of September 30, 2014, approximately $2 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for net income (loss) from continuing operations for the three and nine months ended September 30, 2014 and 2013. Net income (loss) is expressed in millions and weighted average shares are expressed in thousands.

		Weighted
	Net Income	Average
	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2014
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$10	98,036	$0.10
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,890	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$10	100,926	$0.10

Three Months Ended September 30, 2013
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$33	100,894	$0.33
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,204	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$33	103,098	$0.32

Nine Months Ended September 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(27)	97,625	$(0.27)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(27)	97,625	$(0.27)

Nine Months Ended September 30, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(106)	102,669	$(1.03)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(106)	102,669	$(1.03)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2014 and 2013 because we did not report income from continuing operations available to shareholders in those periods. In circumstances where we do not have income from continuing operations available to shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations available to shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to shareholders in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of  2,332 for the nine months ended September 30, 2014 and 827 for the nine months ended September 30, 2013.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	62	26	35	1
	$66	$28	$37	$1

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	62	23	38	1
	$65	$24	$40	$1

The fair value of our long-term debt is based on quoted market prices (Level 1). At September 30, 2014 and December 31, 2013, the estimated fair value of our long-term debt was approximately 103.8% and 103.5%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the nine months ended September 30, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas, and completed our acquisition of Emanuel Medical Center, a 209-bed hospital in Turlock, California, located approximately 100 miles southeast of San Francisco. We also acquired four ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $185 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, primarily for several recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

Preliminary purchase price allocations for the acquisitions made during the nine months ended September 30, 2014 are as follows:

Current assets	$19
Property and equipment	104
Goodwill	137
Current liabilities	(21)
Long-term liabilities	(19)
Redeemable noncontrolling interests	(21)
Noncontrolling interests	(14)
Net cash paid	$185

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $7 million in transaction costs related to prospective and closed acquisitions were expensed during the nine months ended September 30, 2014, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

Acquisition of Vanguard

Effective October 1, 2013, we acquired the common stock of Vanguard for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (plus one more under construction, which was recently completed), 39 outpatient centers and five health plans with approximately 140,000 members, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard, including the assumption of $2.5 billion of Vanguard’s net debt. We have completed the analysis required to finalize the purchase price allocation for this acquisition and related disclosures. We have revised our Condensed Consolidated Balance Sheet as of December 31, 2013 to reflect the impact of these adjustments.

The purchase price allocation for our Vanguard acquisition is as follows:

Current assets	$976
Property and equipment	2,830
Other long term assets	152
Other intangible assets	155
Goodwill	2,460
Current liabilities	(1,193)
Deferred taxes-long term	(103)
Other long-term liabilities	(3,711)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(258)
Noncontrolling interests	(7)
Net cash paid	$1,301

Pro Forma Information—Unaudited

The following table provides certain pro forma financial information for Tenet as if the Vanguard acquisition had occurred at the beginning of the year ended December 31, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net operating revenues	$4,179	$3,748	$12,147	$11,574
Net income (loss) from continuing operations, before income taxes	$1	$(220)	$6	$(418)

NOTE 15. SEGMENT INFORMATION

Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also own various related healthcare businesses. At September 30, 2014, our subsidiaries operated 80 hospitals, with a total of 20,762 licensed beds, primarily serving urban and suburban communities, as well as 198 outpatient centers and six health plans.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At September 30, 2014, Conifer provided services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. Conifer’s two largest customers, Tenet and Catholic Health Initiatives, together comprised 82% and 78% of Conifer’s net operating revenues for the nine months ended September 30, 2014 and 2013, respectively.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30,	December 31,
	2014	2013
Assets:
Hospital operations and other	$16,988	$16,194
Conifer	324	256
Total	$17,312	$16,450

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Capital expenditures:
Hospital operations and other	$207	$139	$717	$387
Conifer	4	3	17	11
Total	$211	$142	$734	$398

Net operating revenues:
Hospital operations and other	$4,031	$2,275	$11,707	$6,840
Conifer
Tenet	148	92	426	278
Other customers	148	133	440	377
	4,327	2,500	12,573	7,495
Intercompany eliminations	(148)	(92)	(426)	(278)
Total	$4,179	$2,408	$12,147	$7,217

Adjusted EBITDA:
Hospital operations and other	$412	$252	$1,167	$802
Conifer	47	36	139	96
Total	$459	$288	$1,306	$898

Depreciation and amortization:
Hospital operations and other	$202	$114	$594	$339
Conifer	5	5	15	15
Total	$207	$119	$609	$354

Adjusted EBITDA	$459	$288	$1,306	$898
Depreciation and amortization	(207)	(119)	(609)	(354)
Impairment and restructuring charges, and acquisition-related costs	(37)	(20)	(90)	(45)
Litigation and investigation costs	(4)	(1)	(19)	(3)
Interest expense	(186)	(91)	(558)	(292)
Loss from early extinguishment of debt	(24)	—	(24)	(348)
Investment earnings	—	—	—	1
Net income (loss) from continuing operations before income taxes	$1	$57	$6	$(143)

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

NOTE 17. SUBSEQUENT EVENTS

Acquisition of Revenue Cycle Services for Physician Practices—In October 2014, Conifer acquired SPi Healthcare, a provider of revenue cycle management, health information management and software solutions for independent and provider-owned physician practices. The base purchase price was $235 million. We have not yet finalized the analysis required to complete the purchase price allocation for this acquisition and the related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is hospital operations and other, which is focused on owning and operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services, and management services businesses through our Conifer Health Solutions, LLC (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted patient admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same-hospital operations, as described below, (ii) Vanguard Health Systems, Inc. (“Vanguard”) and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the three and nine months ended September 30, 2014, and (iii) Resolute Health Hospital, a newly constructed facility opened in June 2014, Texas Regional Medical Center at Sunnyvale,  in which we acquired a majority interest in June 2014,  and Emanuel Medical Center, which we acquired in August 2014, in each case only for the period of time from such opening or acquisition to September 30, 2014. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Same-hospital information includes the results of our operations for all periods presented, including the same 49 hospitals operated during the three and nine months ended September 30, 2014 and 2013, but excludes the results of (i) legacy Vanguard operations, (ii) Resolute Health Hospital, Texas Regional Medical Center and Emanuel Medical Center, and (iii) our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Acquisition of Revenue Cycle Services for Physician Practices—In October 2014, Conifer acquired SPi Healthcare, a provider of revenue cycle management, health information management and software solutions for independent and provider-owned physician practices. We believe the combined organization will drive incremental growth for Conifer in the physician revenue cycle marketplace.

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

From time to time, we build new facilities, make strategic acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. Most recently, we purchased Emanuel Medical Center, a 209-bed hospital located in Northern California, we opened a newly constructed 128-bed hospital and wellness campus in New Braunfels, Texas, and we acquired a majority interest in a 70-bed regional medical center in a suburban community east of Dallas. In addition, in May 2014, we announced a joint venture with Texas Tech University Health Sciences Center at El Paso to develop and build a new 140-bed teaching hospital and a medical office building in west El Paso, Texas. In the nine months ended September 30, 2014, we also acquired four ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the nine months ended September 30, 2014, we derived approximately 37% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. In addition, we expect that our new national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with outpatient facilities, healthcare providers, physician groups and others in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue expanding Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses by marketing these services to non-Tenet hospitals and other healthcare-related entities. Conifer provides services to more than 700 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, clients for these services include health plans, self-insured employers and other entities. In October 2014, Conifer acquired SPi Healthcare, which is expected to drive Conifer’s incremental growth in the areas of revenue cycle management, health information management and software solutions services for independent and provider-owned physician practices.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). In 2013, we recognized approximately $96 million of Medicare electronic health record (“EHR”) and Medicaid ARRA HIT incentives. During the nine months ended September 30, 2014, we recognized approximately $72 million of Medicare and Medicaid EHR ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels. We believe our volumes were positively impacted in the nine months ended September 30, 2014 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy.

Improving Operating Leverage—We believe targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. We believe our patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends. We continue to pursue integrated contracting models that maximize our system-wide skills and capabilities in conjunction with our strong market positions to accommodate new payment models. In several markets, we have formed clinical integration organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. For example, in January 2014, our Abrazo Health network of hospitals in the Phoenix, Arizona area entered into a joint venture with Dignity Health to fund and expand the Arizona Care Network, a physician-led, physician-governed ACO and clinically integrated network focused on improved quality through shared resources, advanced technology and clinical best practices that align with emerging models of care delivery. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have begun to extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we have launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. Effective January 1, 2014, four of the states in which we operate (Arizona, California, Illinois and Massachusetts) expanded their Medicaid programs under the ACA. A fifth state (Michigan) expanded its Medicaid program effective April 1, 2014.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is critical that we continue to make steady and measurable progress in 2014 in successfully integrating Vanguard’s business and operations into our business processes. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

RESULTS OF OPERATIONS—OVERVIEW

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, in each case only for the period of time from such acquisition or opening to September 30, 2014. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase in the scale of our operations as a result of these investments.

	Total Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
	2014	2013	(Decrease)
Total admissions	199,914	121,569	64.4%
Adjusted patient admissions(1)	345,787	196,761	75.7%
Paying admissions (excludes charity and uninsured)	188,924	112,760	67.5%
Charity and uninsured admissions	10,990	8,809	24.8%
Admissions through emergency department	123,147	75,512	63.1%
Emergency department visits	719,835	400,345	79.8%
Total emergency department admissions and visits	842,982	475,857	77.2%
Surgeries — inpatient	55,339	34,971	58.2%
Surgeries — outpatient	123,100	76,084	61.8%
Total surgeries	178,439	111,055	60.7%
Patient days — total	921,228	569,833	61.7%
Adjusted patient days(1)	1,574,346	912,483	72.5%
Average length of stay (days)	4.61	4.69	(1.7)%
Average licensed beds	20,692	13,180	57.0%
Utilization of licensed beds(2)	48.4%	47.0%	1.4	%(3)
Total visits	2,125,002	1,071,421	98.3%
Paying visits (excludes charity and uninsured)	1,954,980	956,871	104.3%
Charity and uninsured visits	170,022	114,550	48.4%
Net inpatient revenues	$2,463	$1,502	64.0%
Net outpatient revenues	$1,441	$845	70.5%
Net inpatient revenue per admission	$12,320	$12,355	(0.3)%
Net inpatient revenue per patient day	$2,674	$2,636	1.4%
Net outpatient revenue per visit	$678	$789	(14.1)%
Net patient revenue per adjusted patient admission(1)	$11,290	$11,928	(5.3)%
Net patient revenue per adjusted patient day(1)	$2,480	$2,572	(3.6)%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(3)	The change is the difference between the amounts shown for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Operating Statistics on a Same-Hospital Basis—Our results of operations have been and continue to be influenced by industry-wide and company-specific challenges, including constrained volume growth and high levels of bad debt, that have affected our revenue growth and operating expenses. We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended September 30, 2014 and 2013 on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on

October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Admissions, Patient Days and Surgeries	2014	2013	(Decrease)
Total admissions	127,118	121,569	4.6%
Adjusted patient admissions(1)	208,229	196,761	5.8%
Paying admissions (excludes charity and uninsured)	118,580	112,760	5.2%
Charity and uninsured admissions	8,538	8,809	(3.1)%
Admissions through emergency department	80,328	75,512	6.4%
Paying admissions as a percentage of total admissions	93.3%	92.8%	0.5	%(2)
Charity and uninsured admissions as a percentage of total admissions	6.7%	7.2%	(0.5)	%(2)
Emergency department admissions as a percentage of total admissions	63.2%	62.1%	1.1	%(2)
Surgeries — inpatient	35,570	34,971	1.7%
Surgeries — outpatient	91,472	76,084	20.2%
Total surgeries	127,042	111,055	14.4%
Patient days — total	594,664	569,833	4.4%
Adjusted patient days(1)	962,054	912,483	5.4%
Average length of stay (days)	4.68	4.69	(0.2)%
Number of acute care hospitals (at end of period)	49	49	—
Licensed beds (at end of period)	13,231	13,180	0.4%
Average licensed beds	13,231	13,180	0.4%
Utilization of licensed beds(3)	48.9%	47.0%	1.9	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between the amounts shown for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions increased by 5,549, or 4.6%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Total surgeries increased by 14.4% in the three months ended September 30, 2014 compared to the same period in 2013, comprised of a 20.2% increase in outpatient surgeries primarily due to our outpatient development strategies and a 1.7% increase in inpatient surgeries. Our emergency department admissions increased 6.4% in the three months ended September 30, 2014 compared to the same period in the prior year. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the ACA, and a strengthening economy. Charity and uninsured admissions decreased 3.1% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to Medicaid expansion in California and health insurance exchange coverage under the ACA.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Outpatient Visits	2014	2013	(Decrease)
Total visits	1,155,852	1,071,421	7.9%
Paying visits (excludes charity and uninsured)	1,042,636	956,871	9.0%
Charity and uninsured visits	113,216	114,550	(1.2)%
Emergency department visits	433,174	400,345	8.2%
Surgery visits	91,472	76,084	20.2%
Paying visits as a percentage of total visits	90.2%	89.3%	0.9	%(1)
Charity and uninsured visits as a percentage of total visits	9.8%	10.7%	(0.9)	%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Total same-hospital outpatient visits increased 84,431, or 7.9%, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, which included 9.0% growth for paying visits. Approximately 81% of the growth in outpatient visits was organic.

Outpatient surgery visits increased by 20.2% in the three months ended September 30, 2014 compared to the same period in 2013. Charity and uninsured outpatient visits decreased by 1.2% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Revenues	2014	2013	(Decrease)
Net operating revenues	$2,684	$2,408	11.5%
Revenues from the uninsured	$150	$167	(10.2)%
Net inpatient revenues(1)	$1,602	$1,502	6.7%
Net outpatient revenues(1)	$924	$845	9.3%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $56 million and $68 million for the three months ended September 30, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $94 million and $99 million for the three months ended September 30, 2014 and 2013, respectively.

Net operating revenues increased by $276 million, or 11.5%, on a same-hospital basis in the three months ended September 30, 2014 compared to the same period in 2013, primarily due to increases in inpatient and outpatient volumes, improved managed care pricing, and increased revenues from services provided by our Conifer subsidiary to third parties. Revenues from the uninsured decreased 10.2% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to Medicaid expansion in California and health insurance exchange coverage under the ACA. Net operating revenues in the three months ended September 30, 2014 included $74 million of Medicaid disproportionate share hospital (“DSH”) and other state-funded subsidy revenues compared to $72 million in the same period in 2013 on a same-hospital basis. During the three months ended September 30, 2013, we recognized $19 million of net revenues related to the California provider fee program; we did not recognize any revenues related to this program during the three months ended September 30, 2014 because the current program has not been approved by CMS yet. Net patient revenues increased by 7.6% in the three months ended September 30, 2014 compared to the same period in 2013.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	(Decrease)
Net inpatient revenue per admission	$12,602	$12,355	2.0%
Net inpatient revenue per patient day	$2,694	$2,636	2.2%
Net outpatient revenue per visit	$799	$789	1.3%
Net patient revenue per adjusted patient admission(1)	$12,131	$11,928	1.7%
Net patient revenue per adjusted patient day(1)	$2,626	$2,572	2.1%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and net outpatient revenue per visit increased 2.0%  and 1.3%, respectively, in the three months ended September 30, 2014 compared to the same period in 2013. The increases were primarily due to improved terms of our managed care contracts.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Provision for Doubtful Accounts	2014	2013	(Decrease)
Provision for doubtful accounts	$163	$210	(22.4)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	5.7%	8.0%	(2.3)	%(1)
Collection rate on self-pay accounts(2)	27.5%	28.8%	(1.3)	%(1)
Collection rate on commercial managed care accounts	98.3%	98.3%	—	%(1)

(1)	The change is the difference between the amounts shown for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

Provision for doubtful accounts decreased by $47 million, or 22.4%, in the three months ended September 30, 2014 compared to the same period in 2013. The decrease in the provision for doubtful accounts primarily related to the decrease in revenues from the uninsured and the impact of favorable experience related to our estimated future recoveries in the 2014 period, partially offset by the 130 basis point decrease in our self-pay collection rate, as well as higher patient co‑pays and deductibles. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.5% at September 30, 2014 and 28.8% at September 30, 2013.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Expenses	2014	2013	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,150	$1,032	11.4%
Supplies	416	387	7.5%
Other operating expenses	587	526	11.6%
Total	$2,153	$1,945	10.7%
Conifer
Salaries, wages and benefits	$182	$140	30.0%
Other operating expenses	67	49	36.7%
Total	$249	$189	31.7%
Total
Salaries, wages and benefits	$1,332	$1,172	13.7%
Supplies	416	387	7.5%
Other operating expenses	654	575	13.7%
Total	$2,402	$2,134	12.6%
Rent/lease expense(1)
Hospital Operations and other	$37	$41	(9.8)%
Conifer	5	3	66.7%
Total	$42	$44	(4.5)%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,193	$1,130	5.6%
Supplies per adjusted patient day	432	424	1.9%
Other operating expenses per adjusted patient day	593	565	5.0%
Total per adjusted patient day	$2,218	$2,119	4.7%
Salaries, wages and benefits per adjusted patient admission	$5,513	$5,240	5.2%
Supplies per adjusted patient admission	1,998	1,967	1.6%
Other operating expenses per adjusted patient admission	2,737	2,622	4.4%
Total per adjusted patient admission	$10,248	$9,829	4.3%

(1)	Included in other operating expenses.
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

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 4.7% and 4.3% on a per adjusted patient day and per adjusted patient admission basis, respectively, in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Salaries, wages and benefits per adjusted patient admission increased by approximately 5.2% in the three months ended September 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Supplies expense per adjusted patient admission increased by 1.6% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 4.4% in the three months ended September 30, 2014 compared to the same period in 2013. This change is due to increased costs of contracted services, higher medical fees primarily related to a greater number of employed and contracted physicians, increased malpractice expense and increased costs associated with funding indigent care services by certain of our Texas hospitals, which were substantially offset by additional net patient revenues. Malpractice expense in the 2014 period included a favorable adjustment of approximately $1 million due to a nine basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $2 million as a result of a six basis point increase in the interest rate in the 2013 period.

Salaries, wages and benefits expense for Conifer increased by $42 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Other operating expenses for Conifer increased by $18 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and nine months ended September 30, 2014 and 2013 of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(37)	$(20)	$(90)	$(45)
Litigation and investigation costs	(4)	(1)	(19)	(3)
Loss from early extinguishment of debt	(24)	—	(24)	(348)
Pre-tax impact	$(65)	$(21)	$(133)	$(396)
Other tax adjustments	$14	$—	$18	$(6)
Total after-tax impact	$(26)	$(13)	$(66)	$(255)
Diluted per-share impact of above items	$(0.26)	$(0.13)	$(0.68)	$(2.45)
Diluted earnings per share, including above items	$0.10	$0.32	$(0.27)	$(1.03)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $200 million at September 30, 2014, a decrease of $206 million from $406 million at June 30, 2014.

Significant cash flow items in the three months ended September 30, 2014 included:

•	$221 million of cash provided by operations;

•	Capital expenditures of $211 million;

•	Purchases of businesses for $143 million;

•	Interest payments of $127 million;

•	$493 million of net proceeds from the issuance of our 5 1/2% senior notes due 2019;

•	$60 million of payments on our 9 7/8% senior notes due 2014; and

•	$497 of net payments to redeem our 9 1/4% senior notes due 2015.

Net cash provided by operating activities was $468 million in the nine months ended September 30, 2014 compared to $334 million in the nine months ended September 30, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•

Increased income from continuing operations before income taxes of $408 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013;

•	$11 million more cash used in operating activities from discontinued operations;

•	An increase of $79 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $192 million.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our continuing general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Net Patient Revenues from:	2014	2013	(Decrease)(1)	2014	2013	(Decrease)(1)
Medicare	21.5%	21.3%	0.2%	22.2%	21.8%	0.4%
Medicaid	8.7%	8.8%	(0.1)%	8.8%	8.9%	(0.1)%
Managed care	60.7%	58.8%	1.9%	58.8%	58.2%	0.6%
Indemnity, self-pay and other	9.1%	11.1%	(2.0)%	10.2%	11.1%	(0.9)%

(1)	The increase (decrease) is the difference between the 2014 and 2013 percentages shown.

Our payer mix on an admissions basis for our continuing general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Admissions from:	2014	2013	(Decrease)(1)	2014	2013	(Decrease)(1)
Medicare	26.6%	27.1%	(0.5)%	27.6%	28.2%	(0.6)%
Medicaid	9.9%	12.6%	(2.7)%	10.8%	12.1%	(1.3)%
Managed care	56.1%	49.6%	6.5%	53.9%	49.3%	4.6%
Indemnity, self-pay and other	7.4%	10.7%	(3.3)%	7.7%	10.4%	(2.7)%

(1)	The increase (decrease) is the difference between the 2014 and 2013 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Nearly 90 million Americans rely on healthcare benefits through Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”). These three major programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP is also administered by the states and jointly funded and provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Earlier this year, two federal appeals court panels issued conflicting rulings on whether the government could subsidize health insurance premiums under the ACA. Pending further review of the issue by the courts, the government has stated that it will continue paying the subsidies to insurance companies on behalf of consumers in the 36 states that use the federal exchange. Also beginning in 2014, those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In July 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. On February 10, 2014, the requirements of the employer mandate were further delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delays in the employer mandate will have a discernible effect on insurance coverage. Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state will require state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. As of September 30, 2014, 27 states and the District of Columbia have taken action to expand Medicaid and two others are considering action to expand in the near future. We currently operate hospitals in five of the states that have expanded in 2014 and one of the states that is expanding in 2015. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs. We anticipate that healthcare providers will generally benefit over time from insurance coverage provisions of the ACA; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid DSH payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2017, as the number of uninsured individuals declines. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured patients who will obtain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, of Part I of our Annual Report.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Descriptions	2014(1)	2013	2014(1)	2013
Medicare severity-adjusted diagnosis-related group — operating	$407	$252	$1,248	$807
Medicare severity-adjusted diagnosis-related group — capital	37	22	114	70
Outliers	16	12	52	37
Outpatient	234	138	710	408
Disproportionate share	96	51	287	157
Direct Graduate and Indirect Medical Education(2)	55	24	186	76
Other(3)	30	6	55	19
Adjustments for prior-year cost reports and related valuation allowances	(1)	18	18	34
Total Medicare net patient revenues	$874	$523	$2,670	$1,608

(1)	Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center, Resolute Health Hospital and Emanuel Medical Center.
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

Medicare Hospital Appeals Settlement

During the three months ended September 30, 2014, CMS offered hospitals an opportunity to settle certain Medicare inpatient claims in the appeals process or within the timeframe to request an appeal. Generally, the one-time settlement offer applies to payment denials for inpatient services on the basis that the services were reasonable and necessary, but treatment as an inpatient was not. All of our hospitals with claims that are eligible for settlement are accepting the settlement offer. The estimated cash value of the settlement for our hospitals’ claims is approximately $18 million.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 17.4% and 15.7% of net patient revenues before provision for doubtful accounts at our continuing general hospitals for the nine months ended September 30, 2014 and 2013, respectively. We also receive DSH payments under various state Medicaid programs. For the nine months ended September 30, 2014 and 2013, our revenues attributable to DSH payments and other state-funded subsidy payments for our continuing operations were approximately $493 million and $257 million, respectively.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2014 and 2013 are set forth in the table below:

	Nine Months Ended September 30,
	2014(1)		2013
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$253	$197	$—	$—
Texas	208	174	84	93
Florida	134	68	136	47
California	108	180	188	123
Illinois	62	23	—	—
Georgia	57	27	60	25
Pennsylvania	57	145	55	148
Missouri	51	6	49	5
Massachusetts	28	35	—	—
North Carolina	22	6	25	3
South Carolina	12	23	18	19
Alabama	10	—	10	—
Arizona	5	87	—	—
Tennessee	5	22	5	21
	$1,012	$993	$630	$484

(1)	Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center, Resolute Health Hospital and Emanuel Medical Center.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On August 4, 2014, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2015 Rates, and, on October 3, 2014, CMS issued a Correction Notice to the August 4, 2014 rule (together, the “Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.9% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology would receive a reduced market basket increase); CMS is also making certain adjustments to the estimated 2.9% market basket increase that result in a net market basket update of 1.4% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.2% and 0.5%, respectively; and

•	A documentation and coding recoupment reduction of 0.8% as required by the American Taxpayer Relief Act of 2012;

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	Implementation of a 1% payment decrease for hospitals that rank in the top 25% of CMS’ measurement of hospital acquired conditions;

•	Updates to the Core Based Statistical Areas that affect the wage index used to adjust MS-DRG payments for geographic differences;

•	A 1.32% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $21,748 to $24,626.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.6% decrease in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final IPPS Rule as applied to our IPPS payments for the 12 months ended September 30, 2014, the estimated annual impact for all changes in the Final IPPS Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $13 million, most of which is related to an expected decrease in UC-DSH reimbursement. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

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

At September 30, 2014, 21 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Final Rule will result in an estimated total increase in aggregate IPF payments of 2.5%, which includes an average 2.7% increase for IPF units in hospitals located in urban areas for FFY 2015. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the 12 months ended September 30, 2014, the annual impact of the payment and policy changes in the IPF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1  million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At September 30, 2014, we operated one freestanding IRF, and 14 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.4%, which includes an average 2.2% increase for freestanding IRFs, and an average 2.6% increase for IRF units in hospitals located in urban areas for FFY 2015. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the 12 months ended September 30, 2014, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, as well as the related effects of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment System

On October 31, 2014, CMS released the Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems changes for calendar year 2015 (“OPPS Final Rule”). The OPPS Final Rule includes the following payment and policy changes:

•	An estimated market basket increase of 2.9%, minus market basket index and multifactor productivity reductions required by the ACA of 0.2% and 0.5%, respectively; and
•	An expansion of the items and services that are packaged into the outpatient prospective payment system (“OPPS”) payments.

CMS projects that the combined impact of the payment and policy changes in the OPPS Final Rule will yield an average 2.3% increase in OPPS payments for all hospitals and an average 2.5% increase in OPPS payments for hospitals in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the OPPS Final Rule on our hospitals is a $13 million increase in Medicare outpatient revenues. Because of the uncertainty associated with other factors that may influence our future OPPS payments by individual hospital, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On October 31, 2014, CMS released the update to the Medicare Physician Fee Schedule (“MPFS”). The MPFS is the schedule of rates Medicare pays for physician and other professional services and is updated annually. The MPFS update is determined by the “sustainable growth rate” (“SGR”) formula in accordance with the Balanced Budget Act of 1997. The Protecting Access to Medicare Act of 2014 (“PAMA”), described below, includes a zero percent update to the 2015 MPFS through March 31, 2015. However, the SGR takes effect on April 1, 2015 unless Congress intervenes. In March 2014 (prior to the enactment of the PAMA), CMS estimated that the MPFS SGR-based update for calendar year 2015 would be a reduction of 20.9%. In most prior years, Congress has taken action to avert a large reduction in MPFS rates before it went into effect. These actions have often resulted in payment reductions to other health care providers (including hospitals) to maintain budget neutrality. Although the historical pattern suggests that Congress will override the SGR formula for the nine months commencing April 1, 2015, we cannot provide any assurances in that regard. In addition, we cannot predict the level or type of payment reductions affecting our hospitals that might be used to offset a temporary override or permanent replacement of the SGR formula.

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2014 and 2013 was $6.8 billion and $4.1 billion, respectively. Approximately 62% of our managed care net patient revenues for the nine months ended September 30, 2014 was derived from our top ten managed care payers. National payers generated approximately 46% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2014 and December 31, 2013, approximately 61% and 58%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of September 30, 2014, a 3% increase or decrease in the estimated contractual allowances would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have experienced improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. In the nine months ended September 30, 2014, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 74% higher than our aggregate yield on a per admission basis from governmental payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is admitted through our hospitals’ emergency departments and often requires high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe that our level of self-pay patients has been higher in the last several years than previous periods due to a combination of broad economic factors, including high unemployment rates in some of the markets our hospitals serve, reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance, and an increased burden of co-pays and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectability problems. At September 30, 2014 and December 31, 2013, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which has performed systematic analyses to focus our attention on the drivers of bad debt for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on the operations of Conifer’s debt collection agency subsidiary, Syndicated Office Systems, LLC. For additional information, see Item 1, Business – Regulations Affecting Conifer, of Part I of our Annual Report and Item 1, Legal Proceedings, in Part II of this report.

Our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients for the three months ended September 30, 2014 and 2013 were approximately $135 million and $116 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $488 million and $342 million, respectively. (All 2014 amounts in this paragraph include the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as Texas Regional Medical Center, Resolute Health Hospital and Emanuel Medical Center.) We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. Revenues attributable to DSH payments and other state-funded subsidy payments for the three months ended September 30, 2014 and 2013 were approximately $178 million and $72 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $493 million and $257 million, respectively. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Our estimated costs (based on the selected operating expenses described above) of caring for charity care patients for the three months ended September 30, 2014 and 2013 were approximately $42 million and $32 million, respectively, and for the nine months ended September 30, 2014 and 2013 were approximately $137 million and $95 million, respectively. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues.

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, even with the implementation of the ACA, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the ACA and for persons living in the country without legal permission who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating revenues:
General hospitals	$3,912	$2,361	$11,576	$7,135
Other operations	516	257	1,520	706
Net operating revenues before provision for doubtful accounts	4,428	2,618	13,096	7,841
Less provision for doubtful accounts	249	210	949	624
Net operating revenues	4,179	2,408	12,147	7,217
Operating expenses:
Salaries, wages and benefits	2,028	1,172	5,905	3,499
Supplies	665	387	1,942	1,158
Other operating expenses, net	1,032	575	3,066	1,710
Electronic health record incentives	(5)	(14)	(72)	(48)
Depreciation and amortization	207	119	609	354
Impairment and restructuring charges, and acquisition-related costs	37	20	90	45
Litigation and investigation costs	4	1	19	3
Operating income	$211	$148	$588	$496

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.5%	48.7%	48.6%	48.5%
Supplies	15.9%	16.1%	16.0%	16.0%
Other operating expenses, net	24.7%	24.0%	25.3%	23.8%
Electronic health record incentives	(0.1)%	(0.6)%	(0.6)%	(0.7)%
Depreciation and amortization	5.0%	4.9%	5.0%	4.9%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.8%	0.7%	0.6%
Litigation and investigation costs	0.1%	—%	0.2%	—%
Operating income	5.0%	6.1%	4.8%	6.9%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans acquired from Vanguard. Revenues from our general hospitals represented approximately 88% and 90% of our total net operating revenues before provision for doubtful accounts for the three months ended September 30, 2014 and 2013, respectively, and approximately 88% and 91% for the nine months ended September 30, 2014 and 2013, respectively.

Net operating revenues from our other operations were $516 million and $257 million in the three months ended September 30, 2014 and 2013, respectively, and $1.520 billion and $706 million in the nine months ended September 30, 2014 and 2013, respectively. The increase in net operating revenues from other operations during 2014 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our health plans acquired from Vanguard and additional physician practices. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $4 million and $1 million for the three months ended September 30, 2014 and 2013, respectively, and $9 million and $13 million in the nine months ended September 30, 2014 and 2013, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, in each case only for the period of time from such acquisition or opening to September 30, 2014. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase in the scale of our operations as a result of these investments.

	Total Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
	2014	2013	(Decrease)		2014	2013	(Decrease)
Total admissions	199,914	121,569	64.4%		588,828	368,220	59.9%
Adjusted patient admissions(1)	345,787	196,761	75.7%		1,007,106	589,866	70.7%
Paying admissions (excludes charity and uninsured)	188,924	112,760	67.5%		554,381	341,977	62.1%
Charity and uninsured admissions	10,990	8,809	24.8%		34,447	26,243	31.3%
Admissions through emergency department	123,147	75,512	63.1%		367,834	231,328	59.0%
Emergency department visits	719,835	400,345	79.8%		2,086,846	1,202,125	73.6%
Total emergency department admissions and visits	842,982	475,857	77.2%		2,454,680	1,433,453	71.2%
Surgeries — inpatient	55,339	34,971	58.2%		160,186	102,515	56.3%
Surgeries — outpatient	123,100	76,084	61.8%		354,199	218,622	62.0%
Total surgeries	178,439	111,055	60.7%		514,385	321,137	60.2%
Patient days — total	921,228	569,833	61.7%		2,757,485	1,740,508	58.4%
Adjusted patient days(1)	1,574,346	912,483	72.5%		4,663,406	2,762,043	68.8%
Average length of stay (days)	4.61	4.69	(1.7)%		4.68	4.73	(1.1)%
Average licensed beds	20,692	13,180	57.0%		20,439	13,180	55.1%
Utilization of licensed beds(2)	48.4%	47.0%	1.4	%(3)	49.4%	48.4%	1.0	%(3)
Total visits	2,125,002	1,071,421	98.3%		6,138,740	3,198,922	91.9%
Paying visits (excludes charity and uninsured)	1,954,980	956,871	104.3%		5,633,704	2,859,799	97.0%
Charity and uninsured visits	170,022	114,550	48.4%		505,036	339,123	48.9%
Net inpatient revenues	$2,463	$1,502	64.0%		$7,296	$4,580	59.3%
Net outpatient revenues	$1,441	$845	70.5%		$4,235	$2,502	69.3%
Net inpatient revenue per admission	$12,320	$12,355	(0.3)%		$12,391	$12,438	(0.4)%
Net inpatient revenue per patient day	$2,674	$2,636	1.4%		$2,646	$2,631	0.6%
Net outpatient revenue per visit	$678	$789	(14.1)%		$690	$782	(11.8)%
Net patient revenue per adjusted patient admission(1)	$11,290	$11,928	(5.3)%		$11,450	$12,006	(4.6)%
Net patient revenue per adjusted patient day(1)	$2,480	$2,572	(3.6)%		$2,473	$2,564	(3.5)%

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

The tables below show certain selected historical operating statistics of our continuing hospitals on a same-hospital basis, where noted, excluding the results of the 28 hospitals we acquired from Vanguard on October 1, 2013,

Texas Regional Medical Center, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Admissions, Patient Days and Surgeries	2014	2013	(Decrease)		2014	2013	(Decrease)
Total admissions	127,118	121,569	4.6%		376,289	368,220	2.2%
Adjusted patient admissions(1)	208,229	196,761	5.8%		609,721	589,866	3.4%
Paying admissions (excludes charity and uninsured)	118,580	112,760	5.2%		351,445	341,977	2.8%
Charity and uninsured admissions	8,538	8,809	(3.1)%		24,844	26,243	(5.3)%
Admissions through emergency department	80,328	75,512	6.4%		241,767	231,328	4.5%
Paying admissions as a percentage of total admissions	93.3%	92.8%	0.5	%(2)	93.4%	92.9%	0.5	%(2)
Charity and uninsured admissions as a percentage of total admissions	6.7%	7.2%	(0.5)	%(2)	6.6%	7.1%	(0.5)	%(2)
Emergency department admissions as a percentage of total admissions	63.2%	62.1%	1.1	%(2)	64.3%	62.8%	1.5	%(2)
Surgeries — inpatient	35,570	34,971	1.7%		103,468	102,515	0.9%
Surgeries — outpatient	91,472	76,084	20.2%		262,460	218,622	20.1%
Total surgeries	127,042	111,055	14.4%		365,928	321,137	13.9%
Patient days — total	594,664	569,833	4.4%		1,783,957	1,740,508	2.5%
Adjusted patient days(1)	962,054	912,483	5.4%		2,859,601	2,762,043	3.5%
Average length of stay (days)	4.68	4.69	(0.2)%		4.74	4.73	0.2%
Number of acute care hospitals (at end of period)	49	49	—		49	49	—
Licensed beds (at end of period)	13,231	13,180	0.4%		13,231	13,180	0.4%
Average licensed beds	13,231	13,180	0.4%		13,202	13,180	0.2%
Utilization of licensed beds(3)	48.9%	47.0%	1.9	%(2)	49.5%	48.4%	1.1	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between 2014 and 2013 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Outpatient Visits	2014	2013	(Decrease)		2014	2013	(Decrease)
Total visits	1,155,852	1,071,421	7.9%		3,377,121	3,198,922	5.6%
Paying visits (excludes charity and uninsured)	1,042,636	956,871	9.0%		3,043,373	2,859,799	6.4%
Charity and uninsured visits	113,216	114,550	(1.2)%		333,748	339,123	(1.6)%
Emergency department visits	433,174	400,345	8.2%		1,280,225	1,202,125	6.5%
Surgery visits	91,472	76,084	20.2%		262,460	218,622	20.1%
Paying visits as a percentage of total visits	90.2%	89.3%	0.9	%(1)	90.1%	89.4%	0.7	%(1)
Charity and uninsured visits as a percentage of total visits	9.8%	10.7%	(0.9)	%(1)	9.9%	10.6%	(0.7)	%(1)

(1)	The change is the difference between 2014 and 2013 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Revenues	2014	2013	(Decrease)	2014	2013	(Decrease)
Net operating revenues	$2,684	$2,408	11.5%	$7,775	$7,217	7.7%
Revenues from the uninsured	$150	$167	(10.2)%	$467	$502	(7.0)%
Net inpatient revenues(1)	$1,602	$1,502	6.7%	$4,711	$4,580	2.9%
Net outpatient revenues(1)	$924	$845	9.3%	$2,710	$2,502	8.3%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $56 million and $68 million for the three months ended September 30, 2014 and 2013, respectively, and $181 million and $207 million for the nine months ended September 30, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $94 million and $99 million for the three months ended September 30, 2014 and 2013, respectively, and $286 million and $295 million for the nine months ended September 30, 2014 and 2013, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day			Increase			Increase
and Per Visit Basis	2014	2013	(Decrease)	2014	2013	(Decrease)
Net inpatient revenue per admission	$12,602	$12,355	2.0%	$12,520	$12,438	0.7%
Net inpatient revenue per patient day	$2,694	$2,636	2.2%	$2,641	$2,631	0.4%
Net outpatient revenue per visit	$799	$789	1.3%	$802	$782	2.6%
Net patient revenue per adjusted patient admission(1)	$12,131	$11,928	1.7%	$12,171	$12,006	1.4%
Net patient revenue per adjusted patient day(1)	$2,626	$2,572	2.1%	$2,595	$2,564	1.2%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Provision for Doubtful Accounts	2014	2013	(Decrease)		2014	2013	(Decrease)
Provision for doubtful accounts	$163	$210	(22.4)%		$602	$624	(3.5)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	5.7%	8.0%	(2.3)	%(1)	7.2%	8.0%	(0.8)	%(1)
Collection rate on self-pay accounts(2)	27.5%	28.8%	(1.3)	%(1)	27.5%	28.8%	(1.3)	%(1)
Collection rate on commercial managed care accounts	98.3%	98.3%	—	%(1)	98.3%	98.3%	—	%(1)

(1)	The change is the difference between the 2014 and 2013 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Selected Operating Expenses	2014	2013	(Decrease)	2014	2013	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,150	$1,032	11.4%	$3,330	$3,092	7.7%
Supplies	416	387	7.5%	1,232	1,158	6.4%
Other operating expenses	587	526	11.6%	1,740	1,558	11.7%
Total	$2,153	$1,945	10.7%	$6,302	$5,808	8.5%
Conifer
Salaries, wages and benefits	$182	$140	30.0%	$531	$407	30.5%
Other operating expenses	67	49	36.7%	196	152	28.9%
Total	$249	$189	31.7%	$727	$559	30.1%
Total
Salaries, wages and benefits	$1,332	$1,172	13.7%	$3,861	$3,499	10.3%
Supplies	416	387	7.5%	1,232	1,158	6.4%
Other operating expenses	654	575	13.7%	1,936	1,710	13.2%
Total	$2,402	$2,134	12.6%	$7,029	$6,367	10.4%
Rent/lease expense(1)
Hospital Operations and other	$37	$41	(9.8)%	$105	$118	(11.0)%
Conifer	5	3	66.7%	16	10	60.0%
Total	$42	$44	(4.5)%	$121	$128	(5.5)%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,193	$1,130	5.6%	$1,162	$1,119	3.8%
Supplies per adjusted patient day	432	424	1.9%	431	419	2.9%
Other operating expenses per adjusted patient day	593	565	5.0%	591	561	5.3%
Total per adjusted patient day	$2,218	$2,119	4.7%	$2,184	$2,099	4.0%
Salaries, wages and benefits per adjusted patient admission	$5,513	$5,240	5.2%	$5,452	$5,240	4.0%
Supplies per adjusted patient admission	1,998	1,967	1.6%	2,021	1,963	3.0%
Other operating expenses per adjusted patient admission	2,737	2,622	4.4%	2,769	2,625	5.5%
Total per adjusted patient admission	$10,248	$9,829	4.3%	$10,242	$9,828	4.2%

(1)	Included in other operating expenses.
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

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

During the three months ended September 30, 2014, same-hospital net operating revenues increased 11.5% compared to the three months ended September 30, 2013, primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, and increased revenues from services provided by our Conifer subsidiary to third parties.

Our same-hospital net outpatient revenues and total outpatient visits increased 9.3% and 7.9%, respectively, during the three months ended September 30, 2014 compared to the same period in 2013. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient development program. Net outpatient revenue per visit increased 1.3% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $296 million and $225 million for the three months ended September 30, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

Same-hospital patient days increased by 4.4% during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our  inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 5.7% for the three months ended September 30, 2014 compared to 8.0% for the three months ended September 30, 2013. The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the decrease in uninsured patient revenues and the impact of favorable experience related to our estimated future recoveries in the 2014 period, partially offset by the 130 basis point decrease in our self-pay collection rate, as well as higher patient co-pays and deductibles. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$358	$—	$358	$301	$—	$301
Medicaid	153	—	153	133	—	133
Net cost report settlements payable and valuation allowances	(91)	—	(91)	(75)	—	(75)
Managed care	1,458	90	1,368	1,179	69	1,110
Self-pay uninsured	476	416	60	344	290	54
Self-pay balance after insurance	208	128	80	224	141	83
Estimated future recoveries from accounts assigned to our Conifer subsidiary	122	—	122	92	—	92
Other payers	324	138	186	278	89	189
Total continuing operations	3,008	772	2,236	2,476	589	1,887
Total discontinued operations	3	1	2	3	—	3
	$3,011	$773	$2,238	$2,479	$589	$1,890

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

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years, as we have experienced adverse changes in our business mix. At September 30, 2014, our same-hospital collection rate on self-pay accounts was approximately 27.5%. Our recent same-hospital self-pay collection rates were as follows: 28.8% at March 31, 2013; 28.7% at June 30, 2013; 28.8% at September 30, 2013; 28.7% at December 31, 2013; 28.1% at March 31, 2014; and 27.8% at June 30, 2014. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at September 30, 2014, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated same-hospital collection rate from managed care payers was approximately 98.3% at both September 30, 2014 and December 31, 2013.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.327 billion and $1.962 billion at September 30, 2014 and December 31, 2013, respectively, excluding cost report settlements payable and valuation allowances of $91 million and $75 million at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	83%	49%	68%	28%	62%
61-120 days	7%	20%	14%	18%	14%
121-180 days	4%	11%	6%	11%	7%
Over 180 days	6%	20%	12%	43%	17%
Total	100%	100%	100%	100%	100%

	December 31, 2013
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 49.3 days at September 30, 2014 and 44.7 days at December 31, 2013, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of September 30, 2014, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $2.9 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 92% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2014 and December 31, 2013 by aging category on a same-hospital basis:

	September 30,	December 31,
	2014	2013
0-60 days	$85	$132
61-120 days	19	28
121-180 days	7	8
Over 180 days	17	18
Total	$128	$186

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.2% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 5.2% in the three months ended September 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the three months ended September 30, 2014 and 2013 included stock-based compensation expense of $13 million and $7 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $42 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

As of September 30, 2014,  approximately 20% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 39 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have five expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation.

Supplies

Supplies expense as a percentage of net operating revenues decreased 0.2% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 1.6% in the three months ended September 30, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.7% in the three months ended September 30, 2014 compared to 24.0% in the three months ended September 30, 2013. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 4.4% in the three months ended September 30, 2014 compared to the same period in 2013. The 11.6% increase in same-hospital other operating expenses in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is due to:

•	increased costs of contracted services ($13 million);

•	increased costs associated with funding indigent care services by certain of our Texas hospitals ($13 million) which were substantially offset by additional net patient revenues;

•	higher medical fees primarily related to a greater number of employed and contracted physicians ($8 million); and

•	increased malpractice expense ($11 million).

Malpractice expense in the three months ended September 30, 2014 included a favorable adjustment of approximately $1 million due to a nine basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to favorable adjustment of approximately $2 million as a result of a six basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $18 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $37 million, consisting of $5 million of employee severance costs, $6 million of contract and lease termination fees, $1 million of restructuring costs, and $25 million in acquisition-related costs, which include $3 million of transaction costs and $22 million of acquisition integration charges.

During the three months ended September 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $20 million, consisting of $4 million of employee severance costs, $3 million of restructuring costs and $13 million in acquisition-related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2014 and 2013 were $4 million and $1 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $186 million compared to $91 million for the three months ended September 30, 2013, primarily due to increased borrowings relating to our recent acquisitions.

Loss from Early Extinguishment of Debt

During the three months ended September 30, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million  aggregate principal amount of our 9 1/4% senior notes due 2015 that we redeemed in the period, as well as the write-off of associated unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the three months ended September 30, 2014, we recorded income tax benefit of $18 million compared to income tax expense of $16 million during the three months ended September 30, 2013. The benefit recorded in the 2014 period primarily related to the loss from early extinguishment of debt recognized in that period and the impact of income tax benefit related to tax basis adjustments for state tax purposes on our acquisition of Vanguard.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

During the nine months ended September 30, 2014, same-hospital net operating revenues after provision for doubtful accounts increased 7.7% compared to the nine months ended September 30, 2013,  primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts and an increase in our other operations revenues.

Our same-hospital net outpatient revenues and total outpatient visits increased 8.3%  and 5.6%, respectively, during the nine months ended September 30, 2014 compared to the same period in 2013. Outpatient revenues and volume growth was primarily driven by improved terms of our managed care contracts, increased outpatient volume levels and our outpatient development program. Net outpatient revenue per visit increased 2.6% primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $866 million and $655 million for the nine months ended September 30, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

Same-hospital patient days increased by 2.5% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting.

Provision for Doubtful Accounts

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.2%  and 8.0% for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the decrease in uninsured patient revenues and the impact of favorable experience related to our estimated future recoveries in the 2014 period, partially offset by the 130 basis point decrease in our self-pay collection rate, as well as higher patient co-pays and deductibles.

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.1% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Same-hospital salaries, wages and benefits per adjusted patient admission for our hospital operations and other segment increased by approximately 4.0% in the nine months ended September 30, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the nine months ended September 30, 2014 and 2013 included stock-based compensation expense of $38 million and $27 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $124 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Supplies

Supplies expense as a percentage of net operating revenues remained flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Same-hospital supplies expense per adjusted patient admission for our hospital operations and other segment increased by 3.0% in the nine months ended September 30, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 25.3% in the nine months ended September 30, 2014 compared to 23.8% in the nine months ended September 30, 2013. Same-hospital other operating expenses per adjusted patient admission for our hospital operations and other segment increased by 5.5% in the nine months ended September 30, 2014 compared to the same period in 2013. The 11.7% increase in same-hospital other operating expenses in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is due to:

•	increased costs of contracted services ($28 million);

•	higher medical fees primarily related to a greater number of employed and contracted physicians ($44 million);

•	increased costs associated with funding indigent care services by certain of our Texas hospitals ($18 million), which were substantially offset by additional net patient revenues;

•	increased malpractice expense ($48 million); and

•	decreased rent and lease expense ($13 million).

Malpractice expense in the nine months ended September 30, 2014 included isolated unfavorable case reserve adjustments related to a small number of claims, as well as an unfavorable adjustment of approximately $2 million due to a 23 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a  favorable adjustment of approximately $8 million as a result of an 84 basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $44 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to higher costs related to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the nine months ended September 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $90 million, consisting of $14 million of employee severance costs, $6 million of contract and lease termination fees, $19 million of restructuring costs, and $51 million in acquisition-related costs, which include $7 million of transaction costs and $44 million of acquisition integration charges.

During the nine months ended September 30, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $45 million, consisting of $2 million relating to the impairment of property, $10 million of restructuring costs, $9 million of employee severance costs, $1 million in lease termination costs, and $23 million in acquisition-related costs.

Litigation and Investigation Costs

Litigation and investigation costs for the nine months ended September 30, 2014 and 2013 were $19 million and $3 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $558 million compared to $292 million for the nine months ended September 30, 2013, primarily due to increased borrowings relating to our recent acquisitions and $400 million of share repurchases during 2013.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million  aggregate principal amount of our 9 1/4% senior notes due 2015 that we redeemed in the period, as well as the write-off of associated unamortized note discounts and issuance costs.

During the nine months ended September 30, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our $10% senior secured notes due 2018 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuances costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 87/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of associated unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the nine months ended September 30, 2014, we recorded income tax benefit of $11 million compared to  $57 million during the nine months ended September 30,  2013. The benefit recorded in the 2014 period related primarily to the loss from early extinguishment of debt recognized in that period and the impact of income tax benefit related to tax basis adjustments for state tax purposes on our acquisition of Vanguard. The benefit recorded in the 2013 period primarily related to the loss from early extinguishment of debt recognized in that period.

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

The table below shows the reconciliation of Adjusted EBITDA to net loss attributable to our common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$9	$28	$(49)	$(110)
Less: Net (income) attributable to noncontrolling interests	(9)	(8)	(44)	(20)
Loss from discontinued operations, net of tax	(1)	(5)	(22)	(4)
Income (loss) from continuing operations	19	41	17	(86)
Income tax benefit (expense)	18	(16)	11	57
Investment earnings	—	—	—	1
Loss from early extinguishment of debt	(24)	—	(24)	(348)
Interest expense	(186)	(91)	(558)	(292)
Operating income	211	148	588	496
Litigation and investigation costs	(4)	(1)	(19)	(3)
Impairment and restructuring charges, and acquisition-related costs	(37)	(20)	(90)	(45)
Depreciation and amortization	(207)	(119)	(609)	(354)
Adjusted EBITDA	$459	$288	$1,306	$898

Net operating revenues	$4,179	$2,408	$12,147	$7,217

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.0%	12.0%	10.8%	12.4%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for (i) a $286 million aggregate commitment for a long-term arrangement we entered into during the three months ended June 30, 2014 for future professional services to be provided to us and licensed software fees related to our health information technology initiatives and future ongoing information technology services for the 28 Vanguard hospitals we acquired in October 2013, and (ii) our recently issued senior notes discussed under the caption “Debt Instruments, Guarantees and Related Covenants” below.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At September 30, 2014, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.5x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $734 million and $398 million in the nine months ended September 30, 2014 and 2013, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2014 will total approximately $900 million to $1 billion, including $193 million that was accrued as a liability at December 31, 2013. Our budgeted 2014 capital expenditures include approximately $18 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree. We expect to spend approximately $18 million more on such improvements over the next two years.

During the nine months ended September 30, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas, and completed our acquisition of Emanuel Medical Center, a 209-bed hospital in Turlock, California, located approximately 100 miles southeast of San Francisco. We also acquired four ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions was $185 million.

Interest payments, net of capitalized interest, were $487 million and $295 million in the nine months ended September 30, 2014 and 2013, respectively.

Income tax payments, net of tax refunds, were approximately $5 million in each of the nine month periods ended September 30, 2014 and 2013.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2014 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long term debt and borrowings under our revolving credit facility. We had approximately $200 million of cash and cash equivalents on hand at September 30, 2014 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $994 million based on our borrowing base calculation as of September 30, 2014.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $468 million in the nine months ended September 30, 2014 compared to $334 million in the nine months ended September 30, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•

Increased income from continuing operations before income taxes of $408 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013;

•	$11 million more cash used in operating activities from discontinued operations;

•	An increase of $79 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $192 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of underutilized or inefficient assets.

Capital expenditures were $734 million and $398 million in the nine months ended September 30, 2014 and 2013, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2014, we had no cash borrowings outstanding under the revolving credit facility; however, we had approximately $6 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $994 million was available for borrowing under the revolving credit facility at September 30, 2014.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. At September 30, 2014, we had approximately $115 million of standby letters of credit outstanding under the LC Facility.

In September 2014, we sold $500 million aggregate principal amount of 5 1/2% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of indebtedness and drawings under our Credit Agreement, related transaction fees and expenses, and acquisitions.

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 91/4% senior notes due 2015 in July 2014. The net proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement. For information regarding our long-term debt and capital lease obligations, see Note 5 to our Condensed Consolidated Financial Statements.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements, the significant recent changes to which are described above, provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our senior secured revolving credit facility as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our revolving credit facility, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures and acquisitions, payments on the current portion of our long-term debt and other presently known operating needs.

Long-term liquidity for debt service will be dependent on improved cash provided by operating activities and, given favorable market conditions, future borrowings or refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses and repurchases of securities, and also by a deterioration in our results of operations, as well as the various uncertainties discussed in this and other sections of this report, which could require us to pursue any number of financing options, including, but not limited to, additional borrowings, debt refinancings, equity offerings, asset sales or other financing alternatives. The level, if any, of these financing sources cannot be assured.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. We do not have any significant European sovereign debt exposure.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition and development of outpatient businesses, physician recruitment and alignment strategies, expansion of our services businesses within Conifer, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and health plans, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the nine months ended September 30, 2014 and 2013 include $345 million and $715 million, respectively, of net operating revenues and $53 million and $93 million, respectively, of operating income generated from general hospitals operated by us under operating lease arrangements (two hospitals as of September 30, 2014 and four hospitals as of September 30, 2013). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The current terms of these leases expire in 2027 and 2029. If we are unable to extend these leases or purchase the hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $248 million of standby letters of credit outstanding and guarantees as of September 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of September 30, 2014. The fair values were determined based on quoted market prices for the same or similar instruments.

The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$46	$87	$45	$58	$1,051	$10,287	$11,574	$11,997
Average effective interest rates	7.0%	6.3%	6.5%	8.5%	6.6%	6.7%	6.7%

At September 30, 2014, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference. In addition to those matters, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”), our Conifer Health Solutions, LLC subsidiary (“Conifer”) received a Civil Investigative Demand (“CID”) in August 2013 from the U.S. Consumer Financial Protection Bureau (“CFPB”) that required Conifer to provide to the CFPB a broad range of information regarding its debt collection activities, including its internal compliance procedures. In July 2014, the CFPB issued a second CID seeking information regarding Conifer’s compliance with certain notification and other requirements under federal consumer financial laws. Conifer is cooperating with the CFPB in providing the requested information. The CFPB has recently indicated that it currently expects to communicate its conclusions regarding the investigation sometime in the fourth quarter of 2014. If the CFPB determines that a violation of the federal consumer financial laws has occurred, it has the authority to impose fines, require operational changes or take other corrective actions. At this time, because we have not yet met with the CFPB nor has the agency communicated its conclusions regarding the investigation to us, we are unable to predict the outcome of the investigation or provide an estimate of possible range of loss.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report except as set forth below.

Our business and financial results could be harmed by a national or localized outbreak of a highly contagious or epidemic disease.

If an outbreak of an infectious disease such as the Ebola virus were to occur nationally or in one of the regions our hospitals serve, our business and financial results could be adversely effected. The treatment of a highly contagious disease at one of our facilities may result in a temporary shutdown or diversion of patients. In addition, unaffected individuals may decide to defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues. Furthermore, we cannot predict the costs associated with the potential treatment of an infectious disease outbreak by our hospitals or preparation for such treatment.

.

ITEM 6. EXHIBITS

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Twenty-Fourth Supplemental Indenture, dated as of September 29, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 5 1/2% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed September 29, 2014)

(10)	Material Contracts

(a)

Exchange and Registration Rights Agreement, dated as of September 29, 2014, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed September 29, 2014)

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: November 3, 2014	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)