Form 10-K
period 2014-12-31
TENET HEALTHCARE CORP
filed 2015-02-23
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400

Dallas, TX  75202

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.05 par value	New York Stock Exchange
67/8% Senior Notes due 2031	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $3.9 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 30, 2015, there were 98,494,212 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks in large urban and suburban markets. At the core of our networks are acute care and specialty hospitals that, together with our strategically aligned outpatient facilities and related businesses, allow us to provide a comprehensive range of healthcare services in the communities we serve. As of December 31, 2014, we operated 80 hospitals, 210 outpatient centers, six health plans and Conifer Health Solutions, LLC (“Conifer”), which provides healthcare business process services in the areas of revenue cycle management, value-based care and patient communications. On October 1, 2013, we acquired Vanguard Health Systems, Inc. (“Vanguard”), an investor-owned hospital company whose operations complemented our existing business. Through this acquisition, we significantly increased our scale, became more geographically diverse and expanded the services we offer.

With respect to our hospitals and outpatient business, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology to remain competitive, to recruit and retain physicians, to increase the number of outpatient centers we own, and to negotiate favorable contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communications and engagement solutions to optimize the relationship between providers and patients. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. For financial reporting purposes, our business is classified into two separate reportable operating segments — Hospital Operations and other, and Conifer. Financial and statistical information about our business segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

We are committed to providing the communities our hospitals, outpatient centers and other healthcare facilities serve with high quality, cost-effective healthcare while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report. In general, we anticipate the continued acceleration of major industry trends we have seen emerge over the last several years, and our strategies reflect the belief that: (1) consumers will increasingly select services and providers based on quality and cost; (2) physicians will seek strategic partners with whom they can align clinically; (3) more procedures will shift from the inpatient to the outpatient setting; (4) demand will grow as a result of a strengthening economy, shifting demographics and the expansion of coverage under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act” or “ACA”); and (5) payer reimbursements will be constrained and further shift to being more closely tied to performance on quality and service metrics. We believe that our strategies and the acceleration of these trends will allow us to achieve our operational and financial targets; however, our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. Information about risks and uncertainties that could affect our results of operations can be found in “Forward-Looking Statements” below and in Item 1A, Risk Factors, of Part I of this report.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER

Hospitals, Outpatient Centers and Related Businesses—At December 31, 2014, our subsidiaries operated 80 hospitals, including four academic medical centers, two children’s hospitals, three specialty hospitals (one of which is temporarily closed for repairs) and a critical access hospital, with a total of 20,814 licensed beds, serving primarily urban and suburban communities in 14 states. Of those hospitals, 74 were owned by our subsidiaries, and six were owned by third parties and leased by our subsidiaries. In addition, at December 31, 2014, our subsidiaries operated a long-term acute care hospital and owned or leased and operated a number of medical office buildings, all of which were located on, or nearby, our hospital campuses. Furthermore, our subsidiaries operated 210 free-standing and provider-based outpatient centers in 16 states at December 31, 2014, including diagnostic imaging centers, ambulatory surgery centers, urgent care centers and satellite emergency departments. We also owned over 550 physician practices at December 31, 2014.

We seek to operate our hospitals, outpatient centers and related businesses in a manner that positions them to compete effectively in an evolving healthcare environment. From time to time, we build new hospitals and outpatient centers, and make strategic acquisitions of hospitals, outpatient businesses, physician practices, and other healthcare assets and companies — in each case in markets where we believe our operating strategies can improve performance and create shareholder value. Moreover, we continually evaluate collaboration opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum. We believe that growth by strategic acquisitions and partnerships, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. In furtherance of the foregoing, during the year ended December 31, 2014:

•

We opened the newly constructed Resolute Health Hospital in New Braunfels, Texas, which is located northeast of San Antonio. The hospital has 128 beds in all-private rooms, as well as an emergency department, and offers a broad range of specialty care. Resolute Health’s 56-acre wellness campus is designed to draw community members for needs beyond acute healthcare, with services such as a fitness center, health-oriented restaurants, walking trails and an integrative medicine center.

•

We acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in a suburban community east of Dallas, and we purchased Emanuel Medical Center, a 209-bed hospital located in Northern California. These comprehensive community hospitals provide services that include emergency, critical care, labor and delivery, cardiology and surgery.

•

We opened 27 new outpatient facilities (four diagnostic imaging centers, one ambulatory surgery center, 19 urgent care centers and three stand-alone emergency departments), and we acquired nine other outpatient businesses (one diagnostic imaging center, five ambulatory surgery centers and three urgent care centers), as well as various physician practice entities. Also in 2014, we launched a national brand for our urgent care centers called MedPost Urgent Care.

•

We announced a joint venture with Texas Tech University Health Sciences Center at El Paso to develop and build a new 140-bed teaching hospital and a medical office building in west El Paso. Construction on the hospital is expected to be completed in the fall of 2016.

We also sometimes decide to sell, consolidate or close certain facilities to eliminate duplicate services or excess capacity or because of changing market conditions or other factors.

Our hospitals classified in continuing operations for financial reporting purposes generated in excess of 88% of our net operating revenues before provision for doubtful accounts for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: (1) the business environment, economic conditions and demographics of local communities in which we operate; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local healthcare competitors; (8) managed care contract negotiations or terminations; (9) the number of patients with high-deductible health insurance plans; (10) any unfavorable publicity about us, which impacts our relationships with physicians and patients; (11) changes in healthcare regulations and the participation of individual states in federal programs; and (12) the timing of elective procedures.

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

Many of our hospitals and physician practices also offer a wide range of clinical research studies, giving patients access to innovative care. We are dedicated to helping our hospitals and physicians participate in medical research that is consistent with state and federal regulations and complies with clinical practice guidelines. Clinical research programs relate to a wide array of ailments, including cardiovascular disease, pulmonary disease, musculoskeletal disorders, neurological disorders, genitourinary disease and various cancers, as well as experimental drug and medical device studies. By supporting clinical research, our hospitals are actively involved in medical advancements that can lead to improvements in patient safety and clinical care.

Except as set forth in the table below, each of our acute care hospitals is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals owned or leased and operated by our subsidiaries as of December 31, 2014:

		Licensed
Hospital	Location	Beds	Status

Alabama
Brookwood Medical Center	Birmingham	645	Owned

Arizona
Arizona Heart Hospital(1)	Phoenix	59	Owned
Arrowhead Hospital	Glendale	217	Owned
Maryvale Hospital	Phoenix	232	Owned
Paradise Valley Hospital	Phoenix	136	Owned
Phoenix Baptist Hospital	Phoenix	221	Owned
West Valley Hospital	Goodyear	188	Owned

California
Desert Regional Medical Center(2)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center of Modesto	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
John F. Kennedy Memorial Hospital	Indio	156	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(3)	San Ramon	123	Owned
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

		Licensed
Hospital	Location	Beds	Status

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
North Shore Medical Center — FMC Campus	Lauderdale Lakes	459	Owned
Palm Beach Gardens Medical Center(4)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
Saint Mary’s Medical Center	West Palm Beach	464	Owned
West Boca Medical Center	Boca Raton	195	Owned

Georgia
Atlanta Medical Center	Atlanta	762	Owned
Atlanta Medical Center — South Campus(5)	East Point	—	Owned
North Fulton Hospital(6)	Roswell	202	Leased
Spalding Regional Hospital	Griffin	160	Owned
Sylvan Grove Hospital(7)	Jackson	25	Leased

Illinois
Louis A. Weiss Memorial Hospital	Chicago	236	Owned
MacNeal Hospital	Berwyn	373	Owned
West Suburban Medical Center	Oak Park	234	Owned
Westlake Hospital(8)	Melrose Park	242	Owned

Massachusetts
MetroWest Medical Center — Framingham Union Hospital	Framingham	147	Owned
MetroWest Medical Center — Leonard Morse Hospital	Natick	138	Owned
Saint Vincent Hospital at Worcester Medical Center	Worcester	283	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	298	Owned
DMC Surgery Hospital(1)(9)	Madison Heights	67	Owned
Harper University Hospital	Detroit	567	Owned
Huron Valley-Sinai Hospital	Commerce Township	153	Owned
Hutzel Women’s Hospital(10)	Detroit	—	Owned
Rehabilitation Institute of Michigan(1)	Detroit	94	Owned
Sinai-Grace Hospital	Detroit	404	Owned

Missouri
Des Peres Hospital	St. Louis	143	Owned
St. Louis University Hospital	St. Louis	356	Owned

North Carolina
Central Carolina Hospital	Sanford	137	Owned
Frye Regional Medical Center(11)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

		Licensed
Hospital	Location	Beds	Status

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital — Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
Centennial Medical Center	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake	Dallas	218	Owned
Houston Northwest Medical Center(12)	Houston	423	Owned
Lake Pointe Medical Center(13)	Rowlett	112	Owned
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
North Central Baptist Hospital	San Antonio	387	Owned
Northeast Baptist Hospital	San Antonio	379	Owned
Park Plaza Hospital	Houston	444	Owned
Providence Memorial Hospital	El Paso	508	Owned
Resolute Health Hospital	New Braunfels	128	Owned
Sierra Medical Center	El Paso	349	Owned
Sierra Providence East Medical Center	El Paso	170	Owned
St. Luke’s Baptist Hospital	San Antonio	282	Owned
Texas Regional Medical Center at Sunnyvale(14)	Sunnyvale	70	Leased
Valley Baptist Medical Center(15)	Harlingen	586	Owned
Valley Baptist Medical Center — Brownsville(15)	Brownsville	280	Owned

Total Licensed Beds		20,814

(1)	Specialty hospital.
(2)	Lease expires in May 2027.
(3)

Owned by a limited liability company formed as part of a joint venture with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other healthcare services in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the limited liability company at December 31, 2014,  and John Muir Health owned a 49% interest.

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

(8)	Accredited by the American Osteopathic Association.
(9)	Temporarily closed for repairs.
(10)	Licensed beds for Hutzel Women’s Hospital are presented on a combined basis with Harper University Hospital.
(11)	Lease expires in February 2022, but may be renewed through at least February 2042, subject to certain conditions contained in the lease.
(12)	Owned by a limited liability company in which a Tenet subsidiary owned an 87.48% interest at December 31, 2014 and is the managing member.
(13)	Owned by a limited liability company in which a Tenet subsidiary owned a 94.67% interest at December 31, 2014 and is the managing member.
(14)

Leased by a limited liability company in which a Tenet subsidiary owned a 55% interest at December 31, 2014 and is the managing member. The current lease term for this hospital expires in November 2029, but may be renewed through at least November 2049, subject to certain conditions contained in the lease.

(15)

At  December 31, 2014, Valley Baptist Medical Center and Valley Baptist Medical Center — Brownsville were indirectly owned by a limited liability company formed as part of a joint venture with VB Medical Holdings, a Texas non-profit corporation (“VBMH”); a Tenet subsidiary owned a 51% interest in the limited liability company and was the managing member, and VBMH owned a 49% interest. We subsequently acquired VBMH’s 49% interest in the limited liability company pursuant to the terms of the operating agreement governing the joint venture. As a result, we now own 100% of both hospitals as of February 11, 2015.

The following table presents the number of hospitals operated by our subsidiaries, as well as the total number of licensed beds at those facilities, at December 31, 2014,  2013 and 2012:

	December 31,
	2014	2013	2012
Total number of hospitals	80	77	49
Total number of licensed beds(1)	20,814	20,293	13,216

(1)

Information regarding utilization of licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

As of December 31, 2014, we also owned 210 free-standing and provider-based outpatient centers in 16 states — typically at locations complementary to our hospitals — including 89 diagnostic imaging centers, 54 ambulatory surgery centers, 52 urgent care centers and 15 satellite emergency departments. Most of these outpatient centers are in leased facilities, and a number of outpatient facilities are owned and operated by joint ventures in which we hold a majority equity interest. The largest concentrations of our outpatient centers were in those states where we had the largest concentrations of licensed hospital beds, as of December 31, 2014, as shown in the table below:

	% of Outpatient Centers	% of Licensed Beds
Texas	33.8%	26.5%
California	18.6%	12.2%
Florida	12.9%	16.7%

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

Health Plans and Accountable Care Networks—During the year ended December 31, 2014, we operated six health plans with approximately 100,000 members:

•	VHS Phoenix Health Plan, LLC, a Medicaid-managed health plan operating as Phoenix Health Plan (“PHP”) in Arizona;

•	Phoenix Health Plans, Inc. (formerly known as Abrazo Advantage Health Plan, Inc.), a Medicare and Medicaid dual-eligible managed health plan operating in Arizona;

•

Chicago Health System, Inc. (“CHS”), a contracting entity for inpatient and outpatient services provided by MacNeal Hospital, Louis A. Weiss Memorial Hospital and participating physicians in the Chicago area;

•	Harbor Health Plan, Inc. (formerly known as ProCare Health Plan, Inc.), a Medicaid-managed health plan operating in Michigan;

•

Allegian Insurance Company (formerly known as Valley Baptist Insurance Company), doing business as Allegian Health Plan, which offers health maintenance organization (“HMO”), preferred provider organization (“PPO”), and self-funded products to its members in the form of large group, small group and individual product offerings in south Texas, as well as a Medicare Advantage health plan; and

•	Golden State Medicare Health Plan, which is an HMO that specializes in the care of seniors in Southern California who are eligible for benefits under the Medicare Advantage program.

In addition, starting on January 1, 2015, Phoenix Health Plans, Inc., Harbor Health Plan, Inc. and Allegian Insurance Company offer products for individuals on public health insurance exchanges in their respective states.

We believe these health plans complement and enhance our market position and provide us with expertise that we expect will be increasingly important as the healthcare industry evolves. Specifically, PHP provides us with insights into state initiatives to manage the Arizona Medicaid population, which is valuable in light of the expansion of health coverage to previously uninsured individuals in the state pursuant to the Affordable Care Act and various other healthcare reform laws. In addition, through CHS, our Chicago-based preferred provider network, we manage capitated contracts covering inpatient, outpatient and physician services. We believe our ownership of CHS allows us to gain additional experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers.

We also own or control 11 accountable care networks — in Florida, California, Georgia, Illinois, Michigan, Pennsylvania and Texas — and participate in three additional accountable care networks through collaborations with other healthcare providers in our markets in Arizona, California and Massachusetts. These networks operate using a range of payment and delivery models that seek to align provider reimbursement in a way that encourages improved quality metrics and efficiencies in the total cost of care for an assigned population of patients through cooperation of the providers. We believe that our experience operating health plans and accountable care networks gives us a solid framework upon which to build and expand our population health strategies.

CONIFER

Our Conifer subsidiary provides a number of services primarily to healthcare providers to assist them in generating sustainable improvements in their operating margins, while also enhancing patient, physician and employee satisfaction. At December 31, 2014, Conifer provided one or more of the business process services described below from 25 service centers to approximately 800 Tenet and non-Tenet hospital and other clients in over 40 states.

Revenue Cycle Management—Conifer provides comprehensive operational management for patient access, health information management, revenue integrity and patient financial services, including:

•	centralized insurance and benefit verification, financial clearance, pre-certification, registration and check-in services;

•	financial counseling services, including reviews of eligibility for government healthcare programs, for both insured and uninsured patients;

•	productivity and quality improvement programs, revenue cycle assessments and optimization recommendations, and The Joint Commission and other preparedness services;

•	coding and compliance support, billing assistance, auditing, training, and data management services at every step in the revenue cycle process;

•	accounts receivable management, third-party billing and collections; and

•	ongoing measurement and monitoring of key revenue cycle metrics.

These revenue cycle management solutions assist hospitals and other healthcare organizations in improving cash flow, increasing revenue, and advancing physician and patient satisfaction.

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

Management Services—Conifer also supports value-based performance through clinical integration, financial risk management and population health management, all of which assist hospitals, physicians, accountable care organizations (“ACOs”), health plans, self-insured employers and government agencies in improving the cost and quality of healthcare delivery, as well as patient outcomes. Conifer helps clients build clinically integrated networks that provide predictive analytics and quality measures across the care continuum. In addition, Conifer assists clients in improving both the cost and quality of care by aligning and managing financial incentives among healthcare stakeholders through risk modeling and management for various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management support for patients with chronic diseases by identifying high-risk patients and monitoring clinical outcomes.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives (“CHI”) to provide revenue cycle services for 56 of CHI’s hospitals. As part of this initial relationship, CHI received a minority ownership interest in Conifer. In January 2015, Conifer announced a 10-year extension and expansion of its agreement with CHI to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. As further described in Note 22 to our Consolidated Financial Statements, at that time and as a result of CHI’s relationship with Tenet, CHI received an increase in its minority ownership position in Conifer. In October 2014, Conifer acquired SPi Healthcare, a provider of revenue cycle management, health information management and software solutions for independent and provider-owned physician practices. We believe the combined organization will drive incremental growth for Conifer in the physician revenue cycle marketplace.

We began reporting Conifer as a separate operating segment for financial reporting purposes in the three months ended June 30, 2012. The loss of Conifer’s key customers, primarily Tenet and CHI, in the future could have a material adverse impact on the segment; however, CHI is not a key customer to Tenet on a consolidated basis. Financial and other information about our Conifer operating segment is provided in the Consolidated Financial Statements included in this report.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2014 are set forth in the table beginning on page 3. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own nearly all of our medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative and regional offices in markets where we operate hospitals and other businesses, including Conifer. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright, patent and trade secret laws, as well as contractual terms and conditions, to protect our rights in our intellectual property assets. However, third parties may develop intellectual property that is similar or superior to ours. Conversely, although we do not believe the intellectual property we utilize infringes any intellectual property right held by a third party, we could be prevented from utilizing such property and could be subject to significant damage awards if it is found to do so.

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

MEDICAL STAFF AND EMPLOYEES

Medical Staff—Our operations depend in significant part on the number, quality and specialties of the licensed physicians who have been admitted to the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals we do not operate, and they are free to terminate their association with our hospitals or admit their patients to competing hospitals at any time. As of December 31, 2014, we owned over 550 physician practices, and we employed (where permitted by state law) or otherwise affiliated with approximately 2,000 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals. It is essential to our ongoing business that we attract and retain on our medical staffs an appropriate number of quality physicians in the specialties required to support our services. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance.

Employees—As of December 31, 2014, we employed over 108,000 people (of which 23% were part-time employees) in the following categories:

Hospital operations(1)	95,050
Conifer	12,099
Administrative offices	1,840
Total	108,989

(1)

Includes employees at our general hospitals, specialty hospitals, critical access hospital, long-term acute care hospital, outpatient centers, physician practices, health plans, accountable care networks and other healthcare operations.

We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

In addition to physicians, the operations of our facilities are dependent on the efforts, abilities and experience of our facilities management and medical support employees, including nurses, therapists, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the day-to-day operations of our facilities. In some markets, there is a limited availability of experienced medical support personnel, which drives up the local wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas. Moreover, we hire many newly licensed nurses in addition to experienced nurses, requiring us to invest in their training.

Union Activity and Labor Relations—As of December 31, 2014, approximately 20% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation.

Mandatory Nurse-Staffing Ratios—At this time, California is the only state in which we operate that requires minimum nurse-to-patient staffing ratios to be maintained at all times in acute care hospitals. If other states in which we operate adopt mandatory nurse-staffing ratios or if California reduces its minimum nurse-staffing ratios already in place, it could have a significant effect on our labor costs and have an adverse impact on our net operating revenues if we are required to limit patient admissions in order to meet the required ratios.

COMPETITION

HEALTHCARE SERVICES

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, primarily at the local level. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, or (4) may be more centrally located with better parking or closer proximity to public transportation. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies in specific geographic markets.

We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high-margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. HMOs, PPOs, third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures.

State laws that require findings of need for construction and expansion of healthcare facilities or services (as described in “Healthcare Regulation and Licensing — Certificate of Need Requirements” below) may also have the effect of restricting competition. In addition, in those states that do not have certificate of need requirements or that do not require review of healthcare capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

Our strategies are designed to help our hospitals and outpatient facilities remain competitive. We have targeted capital spending on critical growth opportunities, with an emphasis on higher-demand clinical service lines, which is expected to have a positive impact on volumes. We have also sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks. Moreover, we have continued to expand our outpatient business, and we have increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, as well as increased predictability and efficiency for physicians.

We have also made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our CMS Hospital Compare Core Measures scores have consistently exceeded the national average since the end of 2005, and major national private payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. We continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

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

REVENUE CYCLE MANAGEMENT SOLUTIONS

Our Conifer subsidiary faces competition from existing participants and new entrants to the revenue cycle management market. In addition, the internal revenue cycle management staff of hospitals and other healthcare providers, who have historically performed many of the functions addressed by our services, in effect compete with us. Moreover, providers who have previously made investments in internally developed solutions sometimes choose to continue to rely on their own resources. We also currently compete with several categories of external participants in the revenue cycle market, most of which focus on small components of the hospital revenue cycle, including:

•	software vendors and other technology-supported revenue cycle management business process outsourcing companies;

•	traditional consultants, either specialized healthcare consulting firms or healthcare divisions of large accounting firms; and

•	large, non-healthcare focused business process and information technology outsourcing firms.

We believe that competition for the revenue cycle management and other services Conifer provides is based primarily on: (1) knowledge and understanding of the complex public and private healthcare payment and reimbursement systems; (2) a track record of delivering revenue improvements and efficiency gains for hospitals and other healthcare providers; (3) the ability to deliver solutions that are fully integrated along each step of the revenue cycle; (4) cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation; (5) reliability, simplicity and flexibility of the technology platform; (6) understanding of the healthcare industry’s regulatory environment; (7) sufficient infrastructure; and (8) financial stability.

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

HEALTHCARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in healthcare delivery and to generate budgetary savings in the Medicare and Medicaid programs. In addition, the ACA contains provisions intended to strengthen fraud and abuse enforcement.

Health Insurance Market Reforms—One key provision of the Affordable Care Act is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016 and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Health insurance exchanges are government-regulated organizations that provide competitive markets for buying health insurance by offering individuals and small employers a choice of different health plans, certifying plans that participate, and providing information to help consumers better understand their options. Some states operate their own exchanges; in most states, however, individuals must utilize the federal government’s health insurance exchange found online at HealthCare.gov. Under the Affordable Care Act, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. In 2014, two federal appeals court panels issued conflicting rulings on whether U.S. Internal Revenue Service (“IRS”) regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange (rather than a state-based exchange) are permissible. The U.S. Supreme Court will now consider the matter, and a ruling is expected in mid-2015. Pending the Supreme Court’s decision on the issue, the government has stated that it will continue paying the subsidies to insurance companies on behalf of consumers in the 34 states that use the federal exchange. As of December 31, 2014, we operated hospitals in two states that run their own health insurance exchanges and 12 states that rely on the federal exchange.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In July 2013, the U.S. Treasury Department announced a one-year delay (to January 1, 2015) in the imposition of penalties and the reporting requirements of the employer mandate. In February 2014, the requirements of the employer mandate were further delayed until January 1, 2016. Based on the U.S. Congressional Budget Office’s most recent estimates, we do not believe that the delays in enforcement of the employer mandate will have a discernible effect on insurance coverage.

The Affordable Care Act also establishes a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage:

•	may not establish lifetime or annual limits on the dollar value of benefits;

•	may not rescind coverage of an enrollee, except in instances where the individual has performed an act or practice that constitutes fraud or makes an intentional misrepresentation of material fact;

•	must reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place; and

•

must continue to make dependent coverage available to unmarried dependents until age 26 (coverage for the dependents of unmarried adult children is not required) effective for health plan policy years beginning on or after September 23, 2010 (for plans that offer dependent coverage).

Public Program Reforms—Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the Affordable Care Act, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. There is no deadline for a state to undertake expansion and qualify for the enhanced federal funding available under the Affordable Care Act. As of December 31, 2014, we operated hospitals in five of the states (Arizona, California, Illinois, Massachusetts and Michigan) that expanded their Medicaid programs in 2014 and one of the states (Pennsylvania) that is expanding in 2015. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs or whether those states that do expand their Medicaid programs will continue to offer expanded eligibility in the future.

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

Even though the Affordable Care Act expanded Medicaid eligibility, the law also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including:

•

negative adjustments to the annual input price index, or “market basket,” updates for Medicare’s inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and

•

reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2017, as the number of uninsured individuals declines.

The Affordable Care Act also contains a number of provisions intended to improve the quality and efficiency of medical care provided to Medicare and Medicaid beneficiaries. For example, the legislation expands payment penalties based on a hospital’s rates of certain Medicare-designated hospital-acquired conditions (“HACs”). These HACs, which would normally result in a higher payment for an inpatient hospital discharge, will instead be paid as though the HAC is not present. The ACA likewise prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs. Currently, hospitals with excessive readmissions for certain conditions receive reduced Medicare payments for all inpatient admissions. Beginning in FFY 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year also receive a 1% reduction in Medicare payment rates. Separately, under a Medicare value-based purchasing program that was launched in FFY 2013, hospitals that satisfy certain performance standards receive increased payments for discharges during the following fiscal year. These payments are funded by decreases in payments to all hospitals for inpatient services. For discharges occurring during FFY 2014 and after, the performance standards must assess hospital efficiency, including Medicare spending per beneficiary. In addition, the Affordable Care Act directed CMS to launch a national pilot program to study the use of bundled payments to hospitals, physicians and post-acute care providers relating to a single admission to promote collaboration and alignment on quality and efficiency improvement; the pilot program is currently ongoing through the Center for Medicare and Medicaid Innovation within CMS, which has the authority to develop and test new payment methodologies designed to improve quality of care and lower costs.

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

Other Provisions—The Affordable Care Act contains a number of other additional provisions, including provisions relating to the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments, Section 1877 of the Social Security Act (commonly referred to as the “Stark” law), and qui tam or “whistleblower” actions, each of which is described in detail below, as well as provisions regarding:

•

the creation of an Independent Payment Advisory Board that will make recommendations to Congress regarding additional changes to provider payments and other aspects of the nation’s healthcare system; and

•

new taxes on manufacturers and distributors of pharmaceuticals and medical devices used by our hospitals, as well as a requirement that manufacturers file annual reports of payments made to physicians.

The Impact of Health Reform on Us—As further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report, the expansion of health insurance coverage under the Affordable Care Act has resulted in a material increase in the number of patients using our facilities who have either private or public program coverage and a material decrease in uninsured and charity care admissions. Further, the ACA provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which created possible additional sources of revenue for our company. However, it remains difficult to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•

how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•	how many currently uninsured individuals will ultimately obtain coverage (either private health insurance or Medicaid) as a result of the Affordable Care Act;

•	what percentage of our newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•

future changes in the rates paid to hospitals by private payers for newly covered individuals, including those covered through health insurance exchanges and those who might be covered under the Medicaid program under contracts with a state;

•	future changes in the rates paid by state governments under the Medicaid program for newly covered individuals;

•

the percentage of individuals in the exchanges who select the high-deductible plans, considering that health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals; and

•

the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

In addition, the Affordable Care Act continues to be subject to possible delays, revisions and even elimination as a result of court challenges and actions by Congress. Any ruling or other action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. Any reductions to our reimbursement under the Medicare and Medicaid programs pursuant to the ACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the future effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are fully implemented;

•	whether future reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•	the size of the annual productivity adjustment to the market basket;

•	the reductions to Medicaid DSH payments commencing in FFY 2017;

•	what the losses in revenues, if any, will be from the ACA’s quality initiatives;

•	how successful accountable care networks in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

In addition, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Anti-Kickback Statute—Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care

Act amended the Anti-kickback Statute to provide that knowledge of the law or the intent to violate the law is not required.

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

Stark Law—The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services. The exceptions to the referral prohibition cover a broad range of common financial relationships. These statutory and the subsequent regulatory exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, the submission of a claim for services or items generated in violation of the Stark law may constitute a false or fraudulent claim, and thus be subject to additional penalties under the FCA. Many states have adopted self-referral statutes similar to the Stark Law, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the ACA’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements is still subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. The legislation also subjects a physician-owned hospital to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements. As of December 31, 2014, three of our hospitals are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals.

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

In accordance with our ethics and compliance program, which is described in detail under “Compliance and Ethics” below, we have policies and procedures in place concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our ethics and compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes. On the one hand, we may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors and exceptions to the fraud and abuse laws described above; as a result, this unwillingness may put us at a competitive disadvantage. On the other hand, we cannot assure you that the regulatory authorities that enforce these laws will not determine that some of our arrangements violate the Anti-Kickback Statute, the Stark law or other applicable regulations. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that we have violated any of these laws could give Conifer’s customers the right to terminate our services agreements with them. Moreover, any violations by and resulting penalties or exclusions imposed upon Conifer’s customers could adversely affect their financial condition and, in turn, have a material adverse effect on Conifer’s business and results of operations.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

Title II, Subtitle F of the Health Insurance Portability and Accountability Act mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA’s objective is to encourage efficiency and reduce the cost of operations within the healthcare industry. To protect the information transmitted using the mandated standards and the patient information used in the daily operations of a covered entity, HIPAA also sets forth federal rules protecting the privacy and security of protected health information (“PHI”). The privacy and security regulations address the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply with HIPAA.

To receive reimbursement from CMS for electronic claims, healthcare providers and health plans must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain healthcare information electronically. Our electronic data transmissions are compliant with current standards. In January 2009, CMS published a final rule changing the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. At this time, use of the ICD-10 code sets is not mandatory until October 1, 2015. We are continuing to modify our payment systems and processes to prepare for ICD-10 implementation. Although use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. However, we may experience a short-term adverse impact on our cash flows due to claims processing delays related to implementation of the new code sets by payers and us. Furthermore, the Affordable Care Act required the U.S. Department of Health and Human Services (“HHS”) to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

In May 2011, the Office for Civil Rights of HHS proposed new regulations to implement changes to the HIPAA requirements set forth in the HITECH Act that state that covered entities and business associates must account for disclosures of PHI to carry out treatment, payment and healthcare operations if such disclosures are through an electronic health record. The proposed regulations seek to expand the scope of the requirements under the HITECH Act and create a new patient right to an “access report,” which would be required to list every person who has accessed, for any reason, PHI about the individual contained in any electronic designated record set. Because our hospitals currently utilize multiple, independent modules that may meet the definition of “electronic designated record set,” our ability to produce an access report that satisfies the proposed regulatory requirements would likely require new technology solutions to map across those multiple record sets. It is our understanding that many providers have expressed significant concerns to CMS regarding the access report requirement created by the proposed rule. In January 2013, HHS issued final regulations modifying the requirements set forth in the HITECH Act. While we were in material compliance with the new regulations as of the compliance date of September 23, 2013, the new regulations did not address the proposed “access report” requirement. Because we cannot predict the requirements of any future final rule regarding access reports, we are unable to estimate the costs of compliance, if any, at this time.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Our compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures throughout our company. We have also created an internal web-based HIPAA training program, which is mandatory for all employees. Based on existing regulations and our experience with HIPAA to this point, we continue to believe that the ongoing costs of complying with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

HEALTH PLAN REGULATORY MATTERS

Our health plans are subject to numerous federal and state laws and regulations related to their business operations, including, but not limited to:  the form and content of member contracts, including certain mandated benefits;

premium rates and medical loss ratios; the content of agreements with participating providers; claims processing and appeals; underwriting practices; reinsurance arrangements; protecting the privacy and confidentiality of the information received from members; risk-sharing arrangements with providers; the quality of care provided to beneficiaries; reimbursement or payment levels for Medicare services; the provision of products or services to employer-sponsored health benefit plans; the expansion into new service areas; participation on the health insurance exchanges; the award, administration and performance of federal contracts; the administration of strategic alliances with competitors, including information sharing; and advertising, marketing and sales activities.

Each of our health plans must also be licensed by one or more agencies in the states in which they conduct business and must submit periodic filings to and respond to inquiries from such agencies. State insurance regulators may require expanded governance practices, periodic risk and solvency assessment reports, and the establishment of minimum capital or restricted cash reserve requirements. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. Furthermore, our health plan operations, accounts, and other books and records are subject to examination at regular intervals by regulatory agencies, including CMS and state insurance and health and welfare departments, to assess their compliance with applicable laws and regulations. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting our health plans, if a determination is made that we were in violation of such laws, rules or regulations with respect to one or more of our health plans, that aspect of our business could be materially adversely affected.

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the healthcare industry. The operational mission of the Office of Inspector General (“OIG”) of HHS is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting the healthcare industry, if a determination is made that we were in violation of such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Healthcare providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or healthcare provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with health insurance exchanges if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the healthcare industry, we are subject to qui tam actions from time to time. We are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows.

HEALTHCARE FACILITY LICENSING REQUIREMENTS

The operation of healthcare facilities is subject to federal, state and local regulations relating to personnel, operating policies and procedures, fire prevention, rate-setting, the adequacy of medical care, and compliance with building codes and environmental protection laws. Various licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our healthcare facilities hold all required governmental approvals, licenses and permits material to the operation of their business.

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal laws and regulations, specifically the Medicare Conditions of Participation, generally require healthcare providers, including hospitals that furnish or order healthcare services that may be paid for under the Medicare program or state healthcare programs, to ensure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of healthcare, and (3) supported by appropriate evidence of medical necessity and quality. The Social Security Act established the Utilization and Quality Control Peer Review Organization program, now known as the Quality Improvement Organization (“QIO”) program, to promote the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries and to ensure that those services are reasonable and necessary. CMS administers the program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to ensure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

There has been recent increased scrutiny of hospitals’ Medicare observation rates from outside auditors, government enforcement agencies and industry observers. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry anticipates increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare observation rate. In addition, effective October 1, 2013, CMS established a new concept, referred to as the “two-midnight rule,” to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the two-midnight rule, CMS has indicated that a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights, and, if not, then the patient generally should be treated as an outpatient. Our hospitals have undertaken extensive efforts to implement the two-midnight rule in light of existing guidance. CMS is currently conducting a “probe and educate” program regarding the two-midnight rule, the purpose of which is to assess hospitals’ compliance with the rule and also to provide follow-up education. The probe and educate period is currently scheduled to end March 31, 2015 and, unless extended, full implementation and enforcement of the two-midnight rule will begin on April 1, 2015. Although the probe and educate program is still ongoing, we do not believe enforcement of the two-midnight rule will have a material impact on inpatient admission rates at our hospitals.

Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our healthcare facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local hospital governing board also helps maintain standards for quality care, develop short-term and long-range plans, and establish, review and enforce practices and procedures, as well as approves the credentials, disciplining and, if necessary, the termination of privileges of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. As of December 31, 2014, we operated hospitals in 10 states that require a form of state approval under certificate of need programs applicable to those hospitals. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license. We are unable to predict whether we will be required or able to obtain any additional certificates of need in any jurisdiction where they are required, or if any jurisdiction will eliminate or alter its certificate of need requirements in a manner that will increase competition and, thereby, affect our competitive position. In those states that do not have certificate of need requirements or that do not require review of healthcare capital expenditure amounts below a relatively high threshold, competition in the form of new services, facilities and capital spending is more prevalent.

ENVIRONMENTAL MATTERS

Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with laws and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws and regulations, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows.

Consistent with our commitment to meet the highest standards of corporate responsibility, we have formed a sustainability committee consisting of corporate and hospital leaders to regularly evaluate our environmental outcomes and share best practices among our hospitals and other facilities. In 2014, we published our fourth annual sustainability report, using the industry-standard Global Reporting Initiative framework. In addition, we are a sponsor of the Healthier Hospitals Initiative and continue to work with each of our hospitals in adopting components of the initiative’s agenda, which focuses on improvements in (1) sustainability governance, (2) the provision of healthier foods, (3) energy consumption, (4) waste generation, (5) the use of safer chemicals and (6) purchasing decisions. We are committed to report the results of our sustainability efforts on an annual basis.

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

Antitrust enforcement in the healthcare industry is currently a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for inpatient services. In addition to hospital merger enforcement, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price-fixing among providers.

We believe we are in compliance with federal and state antitrust laws, but there can be no assurance that a review of our practices by courts or regulatory authorities would not result in a determination that could adversely affect our operations.

REGULATIONS AFFECTING CONIFER’S OPERATIONS

As described below, Conifer and certain of its subsidiaries are subject to laws, rules and regulations regarding their consumer finance, debt collection and credit reporting activities.

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

Many states also regulate the collection practices of creditors who collect their own debt. These state regulations are often the same or similar to state regulations applicable to third-party collectors. Certain of the accounts receivable Conifer handles are subject to these state regulations.

In certain situations, the activities of SOS are also subject to the Fair Credit Reporting Act (“FCRA”). The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. In addition, the FCRA requires Conifer to promptly update any credit information it has reported to a credit reporting agency about a consumer and to allow a process by which consumers may inquire about such information. The FCRA may impose liability on us to the extent that adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on SOS with respect to reporting adverse credit information that is false or inaccurate.

The federal Fair and Accurate Credit Transaction Act (“FACTA”) requires Conifer to adopt (1) written guidance and procedures for detecting, preventing and responding appropriately to mitigate identity theft, and (2) coworker policies and procedures (including training) that address the importance of protecting non-public personal information and aid Conifer in detecting and responding to suspicious activity, including suspicious activity that may suggest a possible identity theft red flag, as appropriate. Furthermore, Conifer is subject to regulation by the Federal Trade Commission. The FTC’s Bureau of Consumer Protection works to protect consumers against unfair, deceptive or fraudulent practices in the marketplace. In furtherance of consumer protection, the FTC provides guidance and enforces federal laws concerning truthful advertising and marketing practices, fair financial practices and debt collection, and protection of sensitive consumer information.

The U.S. Consumer Financial Protection Bureau (“CFPB”) and the FTC have the authority to investigate consumer complaints relating to the FDCPA, FCRA and FACTA, and to initiate enforcement actions, including actions to seek restitution and monetary penalties. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

The CFPB was formed within the U.S. Federal Reserve pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. In 2013, the CFPB issued examination procedures for, and began conducting examinations of, a number of companies with respect to their debt collection practices. The CFPB’s examination and overall enforcement authority permits agency examiners to inspect the books and records of companies engaged in debt collection activities, such as SOS, and ask questions about their payment processing activities, collections, accounts in default, consumer reporting and third-party relationships, as well as compliance programs. We believe that the potential exists that non-bank providers of consumer credit that are examined by the CFPB could, depending upon the circumstances, be required, as a result of any CFPB examination, to change their practices or procedures. In addition, if the CFPB determines that a violation of the federal consumer financial laws has occurred, it has the authority to impose fines, require operational changes or take other corrective actions. In general, we believe that the CFPB regulatory and enforcement processes will have a significant impact on the operations of Conifer and its subsidiaries.

PAYMENT ACTIVITY RISKS

Conifer accepts payments from patients of the facilities for which it provides services using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and physical bank check. For certain payment methods, including credit and debit cards, Conifer pays interchange and other fees, which may increase over time, thereby raising operating costs. Conifer relies on third parties to provide payment processing services, including the processing of credit cards, debit cards and electronic checks, and it could disrupt Conifer’s business if these companies become unwilling or unable to provide these services. Conifer is also subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Conifer to comply. If Conifer fails to comply with these rules or requirements, or if its data security systems are breached or compromised, Conifer may be liable for card issuing banks’ costs, be subject to fines and higher transaction fees, and lose its ability to accept credit and debit card payments from customers, process electronic funds transfers, or facilitate other types of online payments.

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

Program Charter—Our Quality, Compliance and Ethics Program Charter is the governing document for our ethics and compliance program. Our adherence to the charter is intended to:

•	support and maintain our present and future responsibilities with regard to participation in federal healthcare programs; and

•

further our goals of operating an organization that (1) fosters and maintains the highest ethical standards among all employees, officers and directors, physicians practicing at Tenet facilities and contractors that furnish healthcare items or services, (2) values compliance with all state and federal laws and regulations as a foundation of its corporate philosophy, and (3) aligns its behaviors and decisions with Tenet’s core values of quality, integrity, service, innovation and transparency.

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for the following activities: (1) annually assessing, critiquing and (as appropriate) drafting and distributing company policies and procedures; (2) developing, providing and tracking ethics training for all employees, directors and, as applicable, contractors and agents; (3) developing, providing and tracking job-specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements; (4) developing, providing and tracking annual training on ethics and clinical quality oversight to the members of each hospital governing board; (5) creating and disseminating the company’s Standards of Conduct and obtaining certifications of adherence to the Standards of Conduct as a condition of employment; (6) maintaining and promoting Tenet’s Ethics Action Line, which allows confidential reporting of issues on an anonymous basis and emphasizes Tenet’s no retaliation policy; (7) responding to and resolving all compliance-related issues that arise from the Ethics Action Line and compliance reports received from our facilities, hospital compliance officers or any other source; (8) ensuring that appropriate corrective and disciplinary actions are taken when non-compliant conduct or improper contractual relationships are identified; (9) monitoring and measuring adherence to all applicable Tenet policies and legal and regulatory requirements related to federal healthcare programs; (10) directing an annual screening of individuals for exclusion from federal healthcare program participation as required by federal regulations; (11) maintaining a database of all arrangements involving the payment of anything of value between Tenet and any physician or other actual or potential source of healthcare business or referrals to or from Tenet; and (12) overseeing annual audits of clinical quality, referral source arrangements, outliers, charging, coding, billing and other compliance risk areas as may be identified from time to time.

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

Professional and General Liability Insurance—As is typical in the healthcare industry, we are subject to claims and lawsuits in the ordinary course of business. The healthcare industry has seen significant increases in the cost of professional liability insurance due to increased litigation. In response, we maintain captive insurance companies to self-insure a substantial portion of our professional and general liability risk. We also own two captive insurance companies that write professional liability insurance for a small number of physicians, including employed physicians, who are on the medical staffs of certain of our hospitals.

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

In addition to the reserves recorded by our captive insurance subsidiaries, we maintain reserves, including reserves for incurred but not reported claims, for our self-insured professional liability retentions and claims in excess of the policies’ aggregate limits, based on modeled estimates of losses and related expenses. Also, we provide standby letters of credit to certain of our insurers, which can be drawn upon under certain circumstances, to collateralize the deductible and self-insured retentions under a selected number of our professional and general liability insurance programs.

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

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•	The future impact of the Affordable Care Act on our business and the enactment of, or changes in, laws and regulations affecting the healthcare industry generally;

•	The effect that adverse economic conditions have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things;

•	Adverse litigation or regulatory developments;

•	Our ability to enter into managed care provider arrangements on acceptable terms;

•	Cuts to Medicare and Medicaid payment rates or changes in reimbursement practices;

•	Competition;

•	Our success in implementing our business development plans, including growing our outpatient business;

•	Our ability to hire and retain qualified personnel, especially healthcare professionals;

•	The availability and terms of capital to fund the expansion of our business, including the acquisition of additional facilities;

•	Our success in marketing Conifer’s revenue cycle management, healthcare information management, management services, and patient communications and engagement services;

•	Our ability to fully realize the anticipated benefits and synergies of our acquisitions and to successfully complete the integration of businesses we acquire, including Vanguard in particular;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The impact of our significant indebtedness;

•	Our success in operating our health plans and accountable care networks; and

•	Other factors and risks referenced in this report and our other public filings.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties — many of which are beyond our control — that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in this report were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment.

We cannot predict with certainty the ultimate net effect that the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. The expansion of health insurance coverage under the law has resulted in a material increase in the number of patients using our facilities who have either private or public program coverage and a material decrease in uninsured and charity care admissions. However, it remains difficult to predict the full impact of the ACA on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•

how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•	how many currently uninsured individuals will ultimately obtain coverage (either private health insurance or Medicaid) as a result of the Affordable Care Act;

•	what percentage of our newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•

future changes in the rates paid to hospitals by private payers for newly covered individuals, including those covered through health insurance exchanges and those who might be covered under the Medicaid program under contracts with a state;

•	future changes in the rates paid by state governments under the Medicaid program for newly covered individuals;

•

the percentage of individuals in the exchanges who select the high-deductible plans, considering that health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals; and

•

the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

In addition, the Affordable Care Act continues to be subject to possible delays, revisions and even elimination as a result of court challenges and actions by Congress. Any ruling or other action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. A substantial portion of both our patient volumes and, as result, our revenues is derived from government healthcare programs, principally Medicare and Medicaid. Any reductions to our reimbursement under the Medicare and Medicaid programs pursuant to the ACA could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the future effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are fully implemented;

•	whether future reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•	the size of the annual productivity adjustment to the market basket;

•	the reductions to Medicaid DSH payments commencing in FFY 2017;

•	what the losses in revenues, if any, will be from the ACA’s quality initiatives;

•	how successful accountable care networks in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

In addition, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare program.

In general, there is still significant uncertainty with respect to the positive and negative effects the Affordable Care Act may have on reimbursement, utilization and the future design of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to forecast those effects may differ materially from our expectations. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage.

If we are unable to enter into and maintain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various HMOs and PPOs. The amount of our managed care net patient revenues during the year ended December 31, 2014 was $9.3 billion, which represented approximately 59% of our total net patient revenues before provision for doubtful accounts. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2014 was derived from our top ten managed care payers. In the year ended December 31, 2014, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 71% higher than our aggregate yield on a per admission basis from governmental payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2014, approximately 60% of our net accounts receivable related to continuing operations were due from managed care payers.

Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. The trend toward consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services, coupled with any difficulties in collecting receivables from managed care payers, could have a material adverse effect on our financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from private payers could be exacerbated if we are not able to manage our operating costs effectively.

Further changes in the Medicare and Medicaid programs or other government healthcare programs could have an adverse effect on our business.

For the year ended December 31, 2014, approximately 22% of our net patient revenues before provision for doubtful accounts for our general hospitals were related to the Medicare program, and approximately 9% of our net patient revenues before provision for doubtful accounts for our general hospitals were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

Several states in which we operate continue to face budgetary challenges due to the slow economic recovery and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

In general, we are unable to predict the effect of future government healthcare funding policy changes on our operations. If the rates paid by governmental payers are reduced, if the scope of services covered by governmental payers is limited, or if we or one or more of our subsidiaries’ hospitals are excluded from participation in the Medicare or Medicaid program or any other government healthcare program, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

The industry trend toward value-based purchasing may negatively impact our revenues.

We believe that value-based purchasing initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities and may negatively impact our revenues if we are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

There is a trend among private payers toward value-based purchasing of healthcare services, as well. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues if we are unable to meet quality standards established by both governmental and private payers.

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets can adversely affect patient volumes.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities (1) are more established or newer than ours, (2) may offer a broader array of services to patients and physicians than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers; if any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are higher than our competitors, we may attract fewer patients. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. As is the case with our hospitals, some of our health plan competitors are owned by governmental agencies or non-profit corporations that have greater financial resources than we do. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the healthcare industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to recruit and retain an appropriate number of quality physicians on the medical staffs of our hospitals, our business may suffer.

The success of our business depends in significant part on the number, quality and specialties of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and maintaining good relations with those physicians. Although we operate physician practices and, where permitted by law, employ physicians, physicians are often not employees of the hospitals at which they practice and, in many of the markets we serve, most physicians have admitting privileges at other hospitals in addition to our hospitals. Such physicians may terminate their association with our hospitals or admit their patients to competing hospitals at any time. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment and hospital facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions may decrease and our operating performance may decline.

Our labor costs could be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of our facilities are dependent on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, as well as our employed physicians. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit patient admissions with a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that could adversely affect our labor costs. As of December 31, 2014, approximately 20% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

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

Our hospitals, outpatient centers and related healthcare businesses are subject to extensive federal, state and local regulation relating to, among other things, licensure, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the healthcare industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. If a determination is made that we were in violation of such laws, rules or regulations, we could be subject to penalties or liabilities or required to make significant changes to our operations. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer. Furthermore, healthcare, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. We are unable to predict the future course of federal, state and local healthcare regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework negatively affecting healthcare providers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins, growth rate and market share.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. However, the market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcing firms), as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition may result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

The failure to comply with consumer financial, debt collection and credit reporting laws and regulations could subject Conifer and its subsidiaries to fines and other liabilities, as well as harm Conifer’s business and reputation.

Conifer and its subsidiaries are subject to numerous consumer financial, debt collection and credit reporting laws, rules and regulations. Moreover, regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. Conifer’s failure to comply with such requirements could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, or give customers the right to terminate Conifer’s services agreements with them, among other things, any of which could have an adverse effect on Conifer’s business. Furthermore, if Conifer or its subsidiaries become subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing customers or attract new customers.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of healthcare services, information technology is a critical component of the day-to-day operation of our business. We rely on our information technology to process, transmit and store sensitive or confidential data, including electronic health records, other protected health information, and financial, payment and other personal data of patients, as well as to store our proprietary and confidential business performance data. We utilize a diversified data and voice network, along with technology systems for billing, supply chain, clinical information systems and labor management. Our systems, in turn, interface with and rely upon third-party systems. Although we have redundancies and other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. While we are not aware of having experienced a material breach of cybersecurity, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, or invest in new technology designed to mitigate security risks. Third parties to whom we outsource certain of our functions, or with whom our systems interface, are also subject to the risks outlined above and may not have or use appropriate controls to protect confidential information. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked. Further, successful cyber-attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of customer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event. Furthermore, our networks and technology systems are subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenues), and could result in potential liability, regulatory penalties, negative publicity and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We cannot provide any assurances that acquisitions, joint ventures and strategic alliances will achieve their business goals or the cost and service synergies we expect.

We have completed a number of acquisitions, joint ventures and strategic alliances as part of our business strategy, and we expect to enter into similar transactions in the future. We cannot provide any assurances that these acquisitions, joint ventures or strategic alliances will achieve their business goals or the cost and service synergies we expect. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the IRS, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

Economic factors have affected, and may continue to impact, our business, financial condition and results of operations.

We believe broad economic factors — including higher levels of unemployment and instability in consumer spending — have affected our volumes and our ability to collect outstanding receivables. The United States economy remains unpredictable. If industry trends (including reductions in commercial managed care enrollment and patient decisions to postpone or cancel elective and non-emergency healthcare procedures) or general economic conditions worsen, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

Furthermore, the availability of liquidity and credit to fund the continuation and expansion of many business operations worldwide has been limited in recent years. Our ability to access the capital markets on acceptable terms may be severely restricted at a time when we would like, or need, to access those markets, which could have a negative impact on our growth plans, our flexibility to react to changing economic and business conditions, and our ability to refinance existing debt. An economic downturn or other economic conditions could also adversely affect the counterparties to our agreements, including the lenders under our credit facilities, causing them to fail to meet their obligations to us.

Trends affecting our actual or anticipated results may require us to record charges that would negatively impact our results of operations.

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.

The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

As of December 31, 2014, we had approximately $11.7 billion of total long-term debt, as well as approximately $119 million in standby letters of credit outstanding in the aggregate, under our senior secured revolving credit facility (“Credit Agreement”) and our letter of credit facility agreement (“LC Facility”). Our Credit Agreement is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities depending on our needs and financing alternatives available at that time.

Our substantial indebtedness could have important consequences, including the following:

•

Our Credit Agreement, LC Facility and indentures contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. Our Credit Agreement and LC Facility also require us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. The indentures contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions, or consolidate, merge or sell all or substantially all assets. If we do not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.

•

We may be more vulnerable in the event of a deterioration in our business, in the healthcare industry or in the economy generally, or if federal or state governments substantially limit or reduce reimbursement under the Medicare or Medicaid programs.

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

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreement, LC Facility and the indentures governing our outstanding senior notes and senior secured notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2014, we had federal net operating loss (“NOL”) carryforwards of approximately $1.6 billion pretax available to offset future taxable income. These NOL carryforwards will expire in the years 2024 to 2033. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE:

	High	Low
Year Ended December 31, 2014
First Quarter	$48.70	$38.40
Second Quarter	50.25	37.95
Third Quarter	63.61	44.20
Fourth Quarter	59.65	46.01
Year Ended December 31, 2013
First Quarter	$48.25	$33.00
Second Quarter	49.47	38.17
Third Quarter	47.08	36.87
Fourth Quarter	48.48	38.71

On February 13, 2015, the last reported sales price of our common stock on the NYSE composite tape was $44.30 per share. As of that date, there were 4,405 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

Cash Dividends on Common Stock. We have not paid cash dividends on our common stock since the first quarter of fiscal 1994. We currently intend to retain future earnings, if any, for the operation and development of our business and, accordingly, do not currently intend to pay any cash dividends on our common stock. Our board of directors will evaluate our future earnings, results of operations, financial condition and capital requirements in determining whether to pay any cash dividends in the future. Our senior secured revolving credit agreement and our letter of credit facility agreement contain provisions that limit the payment of cash dividends on our common stock if we do not meet certain financial ratios.

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Health Care Composite Index is a group of 55 companies involved in a variety of healthcare-related businesses. Because the Standard & Poor’s Health Care Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).

Performance data assumes that $100.00 was invested on December 31, 2009 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	12/09	12/10	12/11	12/12	12/13	12/14
Tenet Healthcare Corporation	$100.00	$124.12	$95.18	$150.60	$195.36	$235.02
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
S&P Health Care	$100.00	$102.90	$116.00	$136.75	$193.45	$242.46
Peer Group	$100.00	$122.91	$88.22	$129.87	$189.43	$251.65

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2010 through 2014. Because we acquired Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013, the 2013 columns in the tables below include results of operations for Vanguard and its consolidated subsidiaries for the three months ended December 31, 2013 only. All amounts related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for the reverse stock split described in Note 2 to our Consolidated Financial Statements. The tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$17,920	$12,074	$9,904	$9,371	$8,992
Less: Provision for doubtful accounts	1,305	972	785	717	727
Net operating revenues	16,615	11,102	9,119	8,654	8,265
Operating expenses:
Salaries, wages and benefits	8,023	5,371	4,257	4,015	3,830
Supplies	2,630	1,784	1,552	1,548	1,542
Other operating expenses, net	4,114	2,701	2,147	2,020	1,857
Electronic health record incentives	(104)	(96)	(40)	(55)	—
Depreciation and amortization	849	545	430	398	380
Impairment and restructuring charges, and acquisition-related costs	153	103	19	20	10
Litigation and investigation costs, net of insurance recoveries	25	31	5	55	12
Operating income	925	663	749	653	634
Interest expense	(754)	(474)	(412)	(375)	(424)
Loss from early extinguishment of debt	(24)	(348)	(4)	(117)	(57)
Investment earnings	—	1	1	3	5
Income (loss) from continuing operations, before income taxes	147	(158)	334	164	158
Income tax benefit (expense)	(49)	65	(125)	(61)	977
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$98	$(93)	$209	$103	$1,135
Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$0.35	$(1.21)	$1.77	$0.58	$9.09
Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$0.34	$(1.21)	$1.70	$0.56	$8.03

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

BALANCE SHEET DATA

	December 31,
	2014	2013	2012	2011	2010
	(In Millions)
Working capital (current assets minus current liabilities)	$1,140	$599	$918	$542	$586
Total assets	18,141	16,450	9,044	8,462	8,500
Long-term debt, net of current portion	11,695	10,696	5,158	4,294	3,997
Total equity	785	878	1,218	1,492	1,819

CASH FLOW DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In Millions)
Net cash provided by operating activities	$687	$589	$593	$497	$472
Net cash used in investing activities	(1,322)	(2,164)	(662)	(503)	(420)
Net cash provided by (used in) financing activities	715	1,324	320	(286)	(337)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is Hospital Operations and other, which is focused on operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services, and management services businesses through our Conifer Health Solutions, LLC (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Recently Issued Accounting Standards
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same 49 hospitals operated throughout the years ended December 31, 2014, 2013 and 2012, (ii) Vanguard and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the period from the date of acquisition through December 31, 2014, (iii) Texas Regional Medical Center at Sunnyvale (“TRMC”), in which we acquired a majority interest on June 3, 2014, but only for the period from the date of acquisition through December 31, 2014, (iv) Resolute Health Hospital, which we opened on June 24, 2014,  and (v) Emanuel Medical Center, which we acquired on August 1, 2014, but only for the period from the date of acquisition through December 31, 2014. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Extension and Expansion of Conifer Agreement—In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. As further described in Note 22 to our Consolidated Financial Statements, at that time and as a result of CHI’s relationship with Tenet, CHI received an increase in its minority ownership position in Conifer.

Valley Baptist Joint Venture Put Option—As part of the acquisition of Vanguard, we obtained a 51% controlling interest in a limited liability company that held the assets and liabilities of Valley Baptist Health System (“Valley Baptist”), which consists of our hospitals in Brownsville and Harlingen, Texas. The remaining 49% non-controlling interest in the joint venture was held by the former owner of Valley Baptist (the “seller”). The joint venture operating agreement included a put option that would allow the seller to require us to purchase all or a portion of the seller’s remaining non-controlling interest in the limited liability company at certain specified time periods. In November 2014, the seller provided notice of its intent to exercise the put option for its entire 49% non-controlling interest. In connection with the settlement of the put option, we acquired the remaining 49% non-controlling interest from the seller on February 11, 2015 in exchange for approximately $254 million in cash. The redemption value of the put option was calculated pursuant to the terms of the operating agreement based on the operating results and the debt of the joint venture. As a result, we now own 100% of Valley Baptist as of February 11, 2015.

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

Commitment to Quality—We have made significant investments in the last decade in equipment, technology, education and operational strategies designed to improve clinical quality at our hospitals and outpatient centers. As a result of our efforts, our Hospital Compare Core Measures scores from CMS have consistently exceeded the national average since the end of 2005, and major national private payers have also recognized our achievements relative to quality. These designations are expected to become increasingly important as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others. We continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effect of reducing costs, increasing payments from Medicare and certain managed care payers for our services, and increasing physician and patient satisfaction, which may improve our volumes.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues through organic growth, acquisitions and strategic partnerships, and to expand our Conifer services business.

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. In 2014, we purchased Emanuel Medical Center, a 209-bed hospital located in Northern California, we opened a newly constructed 128-bed hospital and wellness campus in New Braunfels, Texas, and we acquired a majority interest in a 70-bed regional medical center in a suburban community east of Dallas. In addition, in May 2014, we announced a joint venture with Texas Tech University Health Sciences Center at El Paso to develop and build a new 140-bed teaching hospital and a medical office building in west El Paso. In the year ended December 31, 2014, we also opened 27 new outpatient facilities and acquired nine other outpatient businesses.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the year ended December 31, 2014, we derived approximately 37% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. In addition, we expect that our new national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. Conifer provides services to approximately 800 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals, clients for these services include health plans, self-insured employers, government agencies and other entities. In January 2015, Conifer announced a 10-year extension and expansion of its agreement with CHI to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. In October 2014, Conifer acquired SPi Healthcare, which is expected to drive Conifer’s incremental growth in the areas of revenue cycle management, health information management and software solutions services for independent and provider-owned physician practices.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). During the year ended December 31, 2014, we recognized approximately $104 million of Medicare and Medicaid electronic health record (“EHR”) ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels. We believe our volumes were positively impacted in the year ended December 31, 2014 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy.

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

Impact of Affordable Care Act—We anticipate that we will benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have begun to extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. As of December 31, 2014, we operated hospitals in five of the states (Arizona, California, Illinois, Massachusetts and Michigan) that expanded their Medicaid programs in 2014 and one of the states (Pennsylvania) that is expanding in 2015.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is critical that we continue to make steady and measurable progress in successfully integrating Vanguard’s business and operations into our business processes. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RESULTS OF OPERATIONS—OVERVIEW

We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2014 and 2013 on both a continuing operations and a same-hospital operations basis.

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014 (in the case of TRMC and Emanuel Medical Center, only for the period of time from acquisition to December 31, 2014). We believe this information is useful to investors because it reflects our current portfolio of hospitals and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Total Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
	2014	2013	(Decrease)
Total admissions	202,337	190,506	6.2%
Adjusted patient admissions(1)	347,790	325,410	6.9%
Paying admissions (excludes charity and uninsured)	191,081	176,316	8.4%
Charity and uninsured admissions	11,256	14,190	(20.7)%
Admissions through emergency department	127,361	116,592	9.2%
Emergency department visits	737,680	663,114	11.2%
Total emergency department admissions and visits	865,041	779,706	10.9%
Surgeries — inpatient	55,474	53,119	4.4%
Surgeries — outpatient	127,776	115,611	10.5%
Total surgeries	183,250	168,730	8.6%
Patient days — total	937,803	880,737	6.5%
Adjusted patient days(1)	1,592,166	1,481,291	7.5%
Average length of stay (days)	4.63	4.62	0.2%
Average licensed beds	20,805	20,294	2.5%
Utilization of licensed beds(2)	49.0%	47.2%	1.8	%(3)
Total visits	2,145,138	1,916,932	11.9%
Paying visits (excludes charity and uninsured)	1,976,854	1,733,345	14.0%
Charity and uninsured visits	168,284	183,587	(8.3)%
Net inpatient revenues	$2,719	$2,372	14.6%
Net outpatient revenues	$1,539	$1,357	13.4%
Net inpatient revenue per admission	$13,438	$12,451	7.9%
Net inpatient revenue per patient day	$2,899	$2,693	7.6%
Net outpatient revenue per visit	$717	$708	1.3%
Net patient revenue per adjusted patient admission(1)	$12,243	$11,459	6.8%
Net patient revenue per adjusted patient day(1)	$2,674	$2,517	6.2%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(3)	The change is the difference between the amounts shown for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Operating Statistics on a Same-Hospital Basis—The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of hospitals we had been operating for at least one year as of the beginning of the fourth quarter on October 1, 2014. The 28 hospitals we acquired from Vanguard on October 1, 2013 are included in same-hospital continuing operations for the three months ended December 31, 2014 and 2013, while the results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, are excluded.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2014	2013	(Decrease)
Total admissions	198,219	190,506	4.0%
Adjusted patient admissions(1)	340,125	325,410	4.5%
Paying admissions (excludes charity and uninsured)	187,115	176,316	6.1%
Charity and uninsured admissions	11,104	14,190	(21.7)%
Admissions through emergency department	124,600	116,592	6.9%
Paying admissions as a percentage of total admissions	94.4%	92.6%	1.8	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.6%	7.4%	(1.8)	%(2)
Emergency department admissions as a percentage of total admissions	62.9%	61.2%	1.7	%(2)
Surgeries — inpatient	54,518	53,119	2.6%
Surgeries — outpatient	126,818	115,611	9.7%
Total surgeries	181,336	168,730	7.5%
Patient days — total	921,926	880,737	4.7%
Adjusted patient days(1)	1,562,581	1,481,291	5.5%
Average length of stay (days)	4.65	4.62	0.6%
Number of hospitals (at end of period)	77	77	—
Licensed beds (at end of period)	20,407	20,293	0.6%
Average licensed beds	20,398	20,294	0.5%
Utilization of licensed beds(3)	49.1%	47.2%	1.9	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between the amounts shown for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions increased by 7,713, or 4.0%, in the three months ended December 31, 2014 months compared to the three months ended December 31, 2013. Total same-hospital surgeries increased by 7.5% in the three months ended December 31, 2014 compared to the same period in 2013, comprised of a 9.7% increase in outpatient surgeries primarily due to our outpatient development strategies and a 2.6% increase in inpatient surgeries. Our same-hospital emergency department admissions increased 6.9% in the three months ended December 31, 2014 compared to the same period in the prior year. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the ACA, and a strengthening economy. Charity and uninsured admissions decreased 21.7% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 on a same-hospital basis, primarily due to Medicaid expansion in five of the states in which we operate and health insurance exchange coverage under the ACA.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Outpatient Visits	2014	2013	(Decrease)
Total visits	2,100,683	1,916,931	9.6%
Paying visits (excludes charity and uninsured)	1,935,937	1,733,344	11.7%
Charity and uninsured visits	164,746	183,587	(10.3)%
Emergency department visits	711,351	663,114	7.3%
Surgery visits	126,818	115,611	9.7%
Paying visits as a percentage of total visits	92.2%	90.4%	1.8	%(1)
Charity and uninsured visits as a percentage of total visits	7.8%	9.6%	(1.8)	%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Total same-hospital outpatient visits increased 183,752, or 9.6%, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013, which included 11.7% growth for paying visits. Approximately 86% of the growth in outpatient visits was organic.

Same-hospital outpatient surgery visits increased by 9.6% in the three months ended December 31, 2014 compared to the same period in 2013. Charity and uninsured outpatient visits decreased by 10.3% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 on a same-hospital basis, primarily due to Medicaid expansion in five of the states in which we operate and health insurance exchange coverage under the ACA.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Revenues	2014	2013	(Decrease)
Net operating revenues	$4,386	$3,885	12.9%
Revenues from charity and the uninsured	$261	$288	(9.4)%
Net inpatient revenues(1)	$2,669	$2,372	12.5%
Net outpatient revenues(1)	$1,495	$1,357	10.2%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $100 million and $121 million for the three months ended December 31, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $161 million and $167 million for the three months ended December 31, 2014 and 2013, respectively.

Net operating revenues increased by $501 million, or 12.9%, on a same-hospital basis in the three months ended December 31, 2014 compared to the same period in 2013, primarily due to increases in inpatient and outpatient volumes, improved managed care pricing, increased net revenues related to the California provider fee program, and increased revenues from services provided by our Conifer subsidiary to third parties. Net operating revenues in the three months ended December 31, 2014 included $150 million of net revenues from the California provider fee program compared to $19 million during the three months ended December 31, 2013 due to the timing of the approval of the 2014 program. Also, net patient revenues increased by 11.7% in the three months ended December 31, 2014 compared to the same period in 2013. Revenues from charity and the uninsured decreased 9.4% in the three months ended

December 31, 2014 compared to the three months ended December 31, 2013 primarily due to Medicaid expansion in five of the states in which we operate and health insurance exchange coverage under the ACA.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	(Decrease)
Net inpatient revenue per admission	$13,465	$12,451	8.1%
Net inpatient revenue per patient day	$2,895	$2,693	7.5%
Net outpatient revenue per visit	$712	$708	0.6%
Net patient revenue per adjusted patient admission(1)	$12,243	$11,459	6.8%
Net patient revenue per adjusted patient day(1)	$2,665	$2,517	5.9%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and net outpatient revenue per visit increased 8.1% and 0.6%, respectively, on a same-hospital basis in the three months ended December 31, 2014 compared to the same period in 2013. Net inpatient revenue per admission reflects the favorable impact of $150 million of net revenues from the California provider fee program in the three months ended December 31, 2014 compared to $19 million for the same period in 2013 due to the timing of the approval of the 2014 program. Improved terms of our managed care contracts also favorably impacted both net inpatient revenue per admission and net outpatient revenue per visit.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Provision for Doubtful Accounts	2014	2013	(Decrease)
Provision for doubtful accounts	$344	$348	(1.1)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.3%	8.2%	(0.9)	%(1)

(1)	The change is the difference between the amounts shown for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Provision for doubtful accounts decreased by $4 million, or 1.1%, in the three months ended December 31, 2014 compared to the same period in 2013 on a same-hospital basis. The decrease in the provision for doubtful accounts related to a decline in uninsured revenues primarily due to the expansion of insurance coverage under the ACA, substantially offset by the impact of a $501 million increase in net operating revenues and the 120 basis point decrease in our self-pay collection rate for our 49 hospitals operated throughout the years ended December 31, 2014 and 2013, as well as a greater amount of patient co‑pays and deductibles. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.5% at

December 31, 2014 and 28.7% at December 31, 2013 for our 49 hospitals operated throughout the years ended December 31, 2014 and 2013.

	Same-Hospital
	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Expenses	2014	2013	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,888	$1,703	10.9%
Supplies	675	626	7.8%
Other operating expenses	960	932	3.0%
Total	$3,523	$3,261	8.0%
Conifer
Salaries, wages and benefits	$196	$169	16.0%
Other operating expenses	67	59	13.6%
Total	$263	$228	15.4%
Total
Salaries, wages and benefits	$2,084	$1,872	11.3%
Supplies	675	626	7.8%
Other operating expenses	1,027	991	3.6%
Total	$3,786	$3,489	8.5%
Rent/lease expense(1)
Hospital Operations and other	$57	$54	5.6%
Conifer	3	4	(25.0)%
Total	$60	$58	3.4%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,206	$1,144	5.4%
Supplies per adjusted patient day	432	423	2.1%
Other operating expenses per adjusted patient day	533	545	(2.2)%
Total per adjusted patient day	$2,171	$2,112	2.8%
Salaries, wages and benefits per adjusted patient admission	$5,539	$5,206	6.4%
Supplies per adjusted patient admission	1,985	1,924	3.2%
Other operating expenses per adjusted patient admission	2,449	2,482	(1.3)%
Total per adjusted patient admission	$9,973	$9,612	3.8%

(1)	Included in other operating expenses.
(2)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to our health plans and our provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals.

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 2.8% and 3.8% on a per adjusted patient day and per adjusted patient admission same-hospital basis, respectively, in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Salaries, wages and benefits per adjusted patient admission increased by approximately 6.4% in the three months ended December 31, 2014 compared to the same period in 2013 on a same-hospital basis. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased overtime and contract labor costs, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

Supplies expense per adjusted patient admission on a same-hospital basis increased by 3.2% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals, as well as volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission decreased by 1.3% in the three months ended December 31, 2014 compared to the same period in 2013 on a same-hospital basis. This change is due to our higher patient volumes in the 2014 period, which has a favorable impact on this cost metric due to the fixed nature of certain costs in other operating expenses, decreased costs associated with funding indigent care services by certain of our hospitals, which costs were substantially offset by reduced net patient revenues, and gains of $24 million from the sales of certain assets, partially offset by higher medical fees primarily related to a greater number of employed and contracted physicians and increased malpractice expense. Malpractice expense in the 2014 period included an unfavorable adjustment of approximately $4 million due to a 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $8 million as a result of a 43 basis point increase in the interest rate in the 2013 period.

Salaries, wages and benefits expense for Conifer increased by $27 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 months due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

Other operating expenses for Conifer increased by $8 million in the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due to higher costs related to growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2014 and 2013 of the following items:

	Three Months Ended		Year Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(63)	$(58)	$(153)	$(103)
Litigation and investigation costs	(6)	(28)	(25)	(31)
Loss from early extinguishment of debt	—	—	(24)	(348)
Pre-tax impact	$(69)	$(86)	$(202)	$(482)
Total after-tax impact	$(43)	$(60)	$(111)	$(315)
Diluted per-share impact of above items	$(0.42)	$(0.60)	$(1.11)	$(3.06)
Diluted earnings per share, including above items	$0.61	$(0.17)	$0.34	$(1.21)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $193 million at December 31, 2014 compared to $200 million at September 30, 2014.

Significant cash flow items in the three months ended December 31, 2014 included:

•	Capital expenditures of $199 million;

•	Purchases of businesses for $243 million, primarily from the acquisition by Conifer of SPi Healthcare, a physician practice revenue cycle company;

•	Interest payments of $239 million;

•	Payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements of $53 million; and

•	$220 million of net proceeds from borrowings under our revolving credit facility.

Net cash provided by operating activities was $687 million in the year ended December 31, 2014 compared to $589 million in the year ended December 31, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•

Increased income from continuing operations before income taxes of $610 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization in the year ended December 31, 2014 compared to the year ended December 31, 2013;

•	$8 million more cash used in operating activities from discontinued operations;

•	An increase of $54 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Lower net cash receipts of approximately $114 million in 2014 from the California provider fee program due to the timing of approval of the program; and

•	Additional interest payments of $300 million.

Cash flows during the three months ended December 31, 2014 were negatively impacted by a temporary buildup in accounts receivable of certain hospitals acquired from Vanguard due to the implementation of a new billing system that is expected to enhance efficiency.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our continuing general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Year Ended December 31,
Net Patient Revenues from:	2014	2013	2012
Medicare	21.9%	21.8%	23.4%
Medicaid	9.4%	9.0%	8.4%
Managed care	58.6%	58.1%	57.4%
Indemnity, self-pay and other	10.1%	11.1%	10.8%

Our payer mix on an admissions basis for our continuing general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

Year Ended December 31,

Admissions from:	2014	2013	2012
Medicare	27.5%	28.0%	28.9%
Medicaid	10.3%	11.7%	12.2%
Managed care	54.5%	50.0%	48.8%
Indemnity, self-pay and other	7.7%	10.3%	10.1%

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Nearly one third of all Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three major programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP is also administered by the states and jointly funded and provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016, and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. In 2014, two federal appeals court panels issued conflicting rulings on whether U.S. Internal Revenue Service regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange (rather than a state-based exchange) are permissible. The U.S. Supreme Court will now consider the matter, and a ruling is expected in mid-2015. Any ruling or other action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows. Pending the Supreme Court’s decision on this issue, the government has stated that it will continue paying the subsidies to insurance companies on behalf of consumers in the 34 states that use the federal exchange. As of December 31, 2014, we operated hospitals in two states that run their own health insurance exchanges and 12 states that rely on the federal exchange.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. On February 10, 2014, the requirements of the employer mandate were delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delay in enforcement of the employer mandate will have a discernible effect on insurance coverage.

Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. As of December 31, 2014, 27 states and the District of Columbia have taken action to expand Medicaid. We currently operate hospitals in five of the states (Arizona, California, Illinois, Massachusetts and Michigan) that expanded their Medicaid programs in 2014 and one of the states (Pennsylvania) that is expanding in 2015. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs. Even though the ACA expanded Medicaid eligibility, the law also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid DSH payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2017, as the number of uninsured individuals declines.

We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, of Part I of this report.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2014, 2013 and 2012 are set forth in the following table:

	Year Ended December 31,
Revenue Descriptions	2014(1)	2013	2012
Medicare severity-adjusted diagnosis-related group — operating	$1,677	$1,201	$1,109
Medicare severity-adjusted diagnosis-related group — capital	154	107	98
Outliers	69	53	51
Outpatient	953	632	522
Disproportionate share	370	250	217
Direct Graduate and Indirect Medical Education(2)	250	138	96
Other(3)	98	42	66
Adjustments for prior-year cost reports and related valuation allowances	30	32	109
Total Medicare net patient revenues	$3,601	$2,455	$2,268

(1)	Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as TRMC, Resolute Health Hospital and Emanuel Medical Center.
(2)

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

Under the Act, CMS must project aggregate annual outlier payments to all PPS hospitals to be not less than 5% or more than 6% of total MS-DRG payments (“Outlier Percentage”). The Outlier Percentage is determined by dividing total outlier payments by the sum of MS-DRG and outlier payments. CMS annually adjusts the fixed threshold to bring projected outlier payments within the mandated limit. A change to the fixed threshold affects total outlier payments by changing: (1) the number of cases that qualify for outlier payments; and (2) the dollar amount hospitals receive for those cases that qualify for outlier payments.

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Prior to October 1, 2013, DSH payments were determined annually based on certain statistical information defined by CMS and calculated as a percentage add-on to the MS-DRG payments. The ACA revised the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2014. Under the revised methodology, hospitals will receive 25% of the amount they previously would have received under the pre-ACA formula. This amount is referred to as the “Empirically Justified Amount.”

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

During 2014, 64 of our acute care hospitals in continuing operations qualified for Medicare DSH payments. One of the variables used in the pre-ACA DSH formula is the number Medicare inpatient days attributable to patients receiving Supplemental Security Income (“SSI”) who are also eligible for Medicare Part A benefits divided by total Medicare inpatient days (the “SSI Ratio”). In an earlier rulemaking, CMS established a policy of including not only days attributable to Original Medicare Plan patients, but also Medicare Advantage patients in the SSI ratio. The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates (“FFY 2005 Final Rule”). During the three months ended December 31, 2012, the federal district court in the District of Columbia ruled in Allina Health Services v. Sebelius that the Secretary of HHS (“Secretary”) failed to follow the Administrative Procedures Act when promulgating the regulation requiring the inclusion of the Medicare Advantage days in the DSH calculation in the FFY 2005 Final Rule. The court vacated the regulation and remanded the matter to the Secretary to recalculate the DSH reimbursement without using the interpretation set forth in the FFY 2005 Final Rule. The Secretary appealed the district court’s decision to the U.S. Court of Appeals for the D.C. Circuit (“Circuit Court”). On April 1, 2014, the Circuit Court: (1) affirmed the district court’s order to vacate the regulation; (2) reversed the district court’s order regarding the manner in which the reimbursement should be calculated; and (3) remanded the matter to HHS. During the three months ended June 30, 2014, the Secretary announced that HHS would not seek a rehearing at the Circuit Court or petition the U.S. Supreme Court to review the Circuit Court’s decision. We are not able to predict what action the Secretary might take with respect to the DSH calculation in this regard; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2014, 28 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

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

To be paid under the IRF-PPS, each hospital or unit must demonstrate on an annual basis that at least 60% of its total population had either a principal or secondary diagnosis that fell within one of 13 diagnosis categories or have qualifying conditions designated in the Medicare regulations governing IRFs. As of December 31, 2014, all of our rehabilitation units were in compliance with the required 60% threshold.

Physician Services Payment System

Medicare pays for physician and other professional services based on a list of services and their payment rates called the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service on the fee schedule, CMS considers the amount of work required to provide a service, expenses related to maintaining a practice, and liability insurance costs. The values given to these three types of resources are adjusted by variations in the input prices in different markets, and then a total is multiplied by a standard dollar amount, called the fee schedule’s conversion factor, to arrive at the payment amount. Medicare’s payment rates may be adjusted based on provider characteristics, additional geographic designations and other factors. The conversion factor updates payments for physician services every year according to a formula called the sustainable growth rate (“SGR”) system in accordance with the Balanced Budget Act of 1997. This formula is intended to keep spending growth (a function of service volume growth) consistent with growth in the national economy. However, in the last several years, Congress has specified an update outside of the SGR formula. Because of budget neutrality requirements, these payment updates have largely been funded by payment reductions to other providers, including hospitals.

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

Medicare Hospital Appeals Settlement

During the year ended December 31, 2014, CMS offered hospitals an opportunity to settle certain Medicare inpatient claims in the appeals process or within the timeframe to request an appeal. Generally, the one-time settlement offer applies to payment denials for inpatient services on the basis that the services were reasonable and necessary, but treatment as an inpatient was not. All of our hospitals with claims that are eligible for settlement have accepted the settlement offer. The estimated cash value of the settlement for our hospitals’ claims is approximately $19 million.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, excluding state-funded managed care Medicaid programs, constituted approximately 9.4%, 9.0% and 8.4% of net patient revenues before provision for doubtful accounts of our continuing general hospitals for the years ended December 31, 2014, 2013 and 2012, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2014, 2013 and 2012, our revenues attributable to DSH payments and other state-funded subsidy payments were approximately $817 million, $428 million and $283 million, respectively. The 2013 amount includes only three months of revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013.

Several states in which we operate continue to face budgetary challenges due to the slow economic recovery and other factors that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted broad-based provider taxes to fund the non-federal share of Medicaid programs. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

The Governor of California signed the Hospital Quality Assurance Fee (“HQAF”) renewal bill into law in October 2013, extending California’s provider fee program for three years beginning January 2014 (with a framework to renew the program for at least three additional years beyond 2016). During the three months ended December 31, 2014, CMS approved the 36-month HQAF program, and we recorded net revenues of approximately $165 million. Based on the most recent estimates from the California Hospital Association, the extension of the HQAF program authorized by the legislation will result in additional revenues for our hospitals, net of provider fees and other expenses, of approximately $530 million over the three-year period ending December 31, 2016.

During the three months ended December 31, 2012, certain of our Texas hospitals began to participate in the Texas 1115 demonstration waiver approved by CMS in December 2011 to replace the state’s Upper Payment Limit program. The waiver term covers state fiscal years September 1, 2012 through August 31, 2016, is funded by intergovernmental transfer payments from local government entities, and includes two funding pools — Uncompensated Care and Delivery System Reform Payment. In 2014, we recognized $187 million of revenues from the Texas 1115 waiver programs. Separately, during the same period, we incurred $87 million of expenses related to funding indigent care services by certain of our Texas hospitals. We cannot provide any assurances as to the ultimate amount of revenues that our hospitals may receive from this program in 2015 and 2016.

Because we cannot predict what actions the federal government or the states may take under existing legislation and future legislation to address budget gaps, deficits, Medicaid expansion, provider fee programs or Medicaid section 1115 waivers, we are unable to assess the effect that any such legislation might have on our business, but the impact on our future financial position, results of operations or cash flows could be material.

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2014, 2013 and 2012 are set forth in the table below:

	Year Ended December 31,
	2014(1)		2013		2012
		Managed		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$337	$269	$64	$96	$—	$—
California	311	261	242	164	198	148
Texas	281	229	151	151	67	123
Florida	160	111	178	65	178	61
Illinois	80	31	33	6	—	—
Georgia	73	37	77	35	85	38
Pennsylvania	73	194	74	200	72	209
Missouri	67	9	64	6	70	5
Massachusetts	39	46	9	8	—	—
North Carolina	29	8	34	5	40	—
South Carolina	15	31	22	25	34	25
Alabama	12	—	13	—	31	—
Tennessee	7	29	5	27	8	29
Arizona	1	115	9	21	—	—
	$1,485	$1,370	$975	$809	$783	$638

(1)	Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as TRMC, Resolute Health Hospital and Emanuel Medical Center.

Regulatory and Legislative Changes

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems. The updates generally become effective October 1, the beginning of the federal fiscal year. On August 4, 2014, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2015 Rates, and, on October 3, 2014, CMS issued a Correction Notice to the August 4, 2014 rule (together, the “Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.9% for MS-DRG operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology would receive a reduced market basket increase); CMS is also making certain adjustments to the estimated 2.9% market basket increase that result in a net market basket update of 1.4% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.2% and 0.5%, respectively; and

•	A documentation and coding recoupment reduction of 0.8% as required by the American Taxpayer Relief Act of 2012;

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share payments;

•	Implementation of a 1% payment decrease for hospitals that rank in the top 25% of CMS’ measurement of hospital acquired conditions;

•	Updates to the Core Based Statistical Areas that affect the wage index used to adjust MS-DRG payments for geographic differences;

•	A 1.32% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $21,748 to $24,626.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.6% decrease in payments for hospitals in large urban areas (populations over one million). Using the impact percentages in the Final IPPS Rule as applied to our IPPS payments for the 12 months ended September 30, 2014, the estimated annual impact for all changes in the Final IPPS Rule on our hospitals is a decrease in our Medicare inpatient revenues of approximately $13 million. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On July 31, 2014, CMS issued a final rule updating Medicare payment policies and rates for the Medicare inpatient psychiatric facility (“IPF”) prospective payment system for FFY 2015 (“IPF-PPS Final Rule”). The IPF-PPS Final Rule includes the following payment and policy change for IPFs:

•

A net payment increase of 2.1%, which reflects a market basket increase of 2.9% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.3% and 0.5%, respectively; and

•	A decrease in the outlier fixed-dollar loss threshold from $10,245 to $8,755.

At December 31, 2014, 22 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Final Rule will result in an estimated total increase in aggregate IPF payments of 2.5%, which includes an average 2.7% increase for IPF units in hospitals located in urban areas for FFY 2015. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the 12 months ended September 30, 2014, the annual impact of the payment and policy changes in the IPF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1  million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2014, CMS issued a final rule updating Medicare payment policies and rates for the Medicare inpatient rehabilitation facility prospective payment system for FFY 2015 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes for IRFs:

•

A net payment increase of 2.2%, which reflects a market basket increase of 2.9% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.5%, respectively; and

•	An additional 0.2% aggregate payment increase due to updated outlier threshold results.

At December 31, 2014, we operated one freestanding IRF, and 14 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 2.4%, which includes an average 2.2% increase for freestanding IRFs, and an average 2.6% increase for IRF units in hospitals located in urban areas for FFY 2015. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the 12 months ended September 30, 2014, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, as well as the related effects of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

Payment and Policy Changes to the Medicare Physician Fee Schedule

On October 31, 2014, CMS released the update to the Medicare Physician Fee Schedule. The Protecting Access to Medicare Act of 2014 (“PAMA”), described below, includes a zero percent update to the 2015 MPFS through March 31, 2015. However, the SGR takes effect on April 1, 2015 unless Congress intervenes. In March 2014 (prior to the enactment of the PAMA), CMS estimated that the MPFS SGR-based update for calendar year 2015 would be a reduction of 20.9%. In most prior years, Congress has taken action to avert a large reduction in MPFS rates before it went into effect. These actions have often resulted in payment reductions to other healthcare providers (including hospitals) to maintain budget neutrality. Although the historical pattern suggests that Congress will override the SGR formula for the nine months commencing April 1, 2015, we cannot provide any assurances in that regard. In addition, we cannot predict the level or type of payment reductions affecting our hospitals that might be used to offset a temporary override or permanent replacement of the SGR formula.

The Protecting Access to Medicare Act of 2014

On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014. This new law prevented a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from taking effect on April 1, 2014. The law includes the following provisions:

•	An extension of the 0.5% update for services reimbursed under the MPFS that applied from January 1, 2014 through March 31, 2014 for the period April 1, 2014 through December 31, 2014;

•	A zero percent update to the 2015 MPFS through March 31, 2015;

•	A delay in the implementation of ICD-10 from October 1, 2014 until at least October 1, 2015;

•	An additional one-year delay of the ACA Medicaid DSH reduction to October 1, 2016 (funding of this delay will be achieved by a net increase in the FFY 2017 through 2023 ACA Medicaid DSH reductions);

•	A one-year extension of the ACA Medicaid DSH reduction through FFY 2024;

•	A six-month partial extension of the moratorium on enforcement of the “two-midnight rule” through March 31, 2015; and

•

Modification of the FFY 2024 Medicare sequestration consisting of a 4% increase to the sequestration reduction for the first six months of FFY 2024, and then a decrease of the reduction to zero percent for the second six months of that FFY.

Medicare Claims Reviews

HHS estimates that approximately 10.1% of all Medicare Fee-For-Service (“FFS”) claim payments in FFY 2013 were improper, and HHS projects that the FFS improper payment rate will remain above 9.5% through FFY 2016. The Improper Payments Information Act of 2002, amended by the Improper Payments Elimination and Recovery Act of 2010, requires the heads of federal agencies, including HHS, to annually review programs it administers to:

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

The American Recovery and Reinvestment Act of 2009

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

We anticipate recognizing approximately $68 million of Medicare and Medicaid EHR incentive payments in 2015. In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Eligible hospitals must continue to demonstrate meaningful use of EHR technology every year to avoid payment reductions in subsequent years. These reductions, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to become meaningful users (or fail to continue to demonstrate meaningful use) of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of up to $30 million in 2016 and up to $50 million in 2017 and subsequent years.

During the year ended December 31, 2014, we recognized approximately $104 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs as a result of 54 of our hospitals and certain of our employed physicians demonstrating meaningful use of certified EHR technology. The final Medicare EHR incentive payments are determined when the cost report that begins in the federal fiscal year during which the hospital achieved meaningful use is settled. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

The complexity of the changes required to our hospitals’ systems and the time required to complete the changes will likely result in some or all of our hospitals not being fully compliant in time to be eligible for the maximum HIT funding permitted under ARRA. Because of the uncertainties regarding the implementation of HIT, including CMS’ future EHR implementation regulations, the ability of our hospitals to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates of incentives in 2015.

The American Taxpayer Relief Act of 2012

The American Taxpayer Relief Act of 2012 delayed by two months the effective date of the automatic reductions (referred to as “sequestration”) in federal spending, including a 2% reduction in Medicare payments, mandated by the Budget Control Act of 2011 that was originally scheduled to take effect on February 1, 2013. On March 1, 2013, the President signed an order to begin the sequestration. Subsequent legislation extended the sequestration adjustment through 2024. Effective April 1, 2013, all Medicare payments to providers began to be reduced by 2% and will continue to be paid at the reduced rate as long as the sequestration is in effect. As of December 31, 2014, Congress had not taken any action to reduce or eliminate the sequestration adjustment. Any such action would likely require other payments reductions in order to maintain budget neutrality. We cannot predict how long the sequestration will be in effect, nor can we predict what Medicare payment, eligibility and coverage changes, if any, will be enacted in lieu of the sequestration.

MedPAC FFY 2015 Recommendations

Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems. Generally, the MedPAC opposes sequestration as a way to reduce payments, particularly below the base rate, because the MedPAC favors a more targeted approach to achieve savings. In January 2015, the MedPAC voted in favor of three recommendations for hospital inpatient and outpatient services, two of which affect acute care hospitals. Specifically, the MedPAC voted that Congress should direct HHS to:

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

The amount of our managed care net patient revenues during the years ended December 31, 2014, 2013 and 2012 was $9.3 billion, $6.3 billion and $5.4 billion, respectively. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2014 was derived from our top ten managed care payers. National payers generated approximately 48% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2014 and 2013 approximately 60% and 59%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2014, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. In the year ended December 31, 2014, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 71% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant portion of our self-pay patients is admitted through our hospitals’ emergency departments and often requires high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. In the years prior to the implementation of the Affordable Care Act in 2014, we believe that our level of self-pay patients had been higher than previous periods due to a combination of broad economic factors, including increased unemployment rates, reductions in state Medicaid budgets, increasing numbers of individuals and employers who chose not to purchase insurance, and an increased burden of co-pays and deductibles to be made by patients instead of insurers.

Self-pay accounts pose significant collectability problems. At both December 31, 2014 and 2013, approximately 7% of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically had been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through provision for doubtful accounts based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) for caring for charity care patients and self-pay patients, as well as DSH payments we received, for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Estimated costs for:
Charity care patients	$180	$158	$136
Self-pay patients	$620	$545	$430
DSH payments received	$817	$428	$283

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, even with implementation of the ACA, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage under the ACA and for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
			Increase
	2014	2013	(Decrease)
Net operating revenues:
General hospitals	$15,843	$10,888	$4,955
Other operations	2,077	1,186	891
Net operating revenues before provision for doubtful accounts	17,920	12,074	5,846
Less provision for doubtful accounts	1,305	972	333
Net operating revenues	16,615	11,102	5,513
Operating expenses:
Salaries, wages and benefits	8,023	5,371	2,652
Supplies	2,630	1,784	846
Other operating expenses, net	4,114	2,701	1,413
Electronic health record incentives	(104)	(96)	(8)
Depreciation and amortization	849	545	304
Impairment and restructuring charges, and acquisition-related costs	153	103	50
Litigation and investigation costs	25	31	(6)
Operating income	$925	$663	$262

	Years Ended December 31,
			Increase
	2014	2013	(Decrease)
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.3%	48.4%	(0.1)%
Supplies	15.8%	16.1%	(0.3)%
Other operating expenses, net	24.8%	24.3%	0.5%
Electronic health record incentives	(0.7)%	(0.9)%	0.2%
Depreciation and amortization	5.1%	4.9%	0.2%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.9%	—%
Litigation and investigation costs	0.2%	0.3%	(0.1)%
Operating income	5.6%	6.0%	(0.4)%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans. Revenues from our general hospitals represented approximately 88% and 90% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2014 and 2013, respectively.

Net operating revenues from our other operations were $2.077 billion and $1.186 billion in the years ended December 31, 2014 and 2013, respectively. The increase in net operating revenues from other operations during 2014 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our health plans acquired from Vanguard and additional physician practices. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $12 million and $15 million for the years ended December 31, 2014 and 2013, respectively. Included in 2013 equity earnings of unconsolidated affiliates is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

Selected Operating Statistics for All Continuing Operations Hospitals—The tables below show certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014 (in the case of Vanguard, TRMC and Emanuel Medical Center, only for the period of time from acquisition to December 31, 2014). We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase in the scale of our operations as a result of these investments.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2014	2013	(Decrease)
Total admissions	791,165	558,726	41.6%
Adjusted patient admissions(1)	1,354,896	915,276	48.0%
Paying admissions (excludes charity and uninsured)	745,462	518,239	43.8%
Charity and uninsured admissions	45,703	40,487	12.9%
Admissions through emergency department	495,195	347,920	42.3%
Paying admissions as a percentage of total admissions	94.2%	92.8%	1.4	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.8%	7.2%	(1.4)	%(2)
Emergency department admissions as a percentage of total admissions	62.6%	62.3%	0.3	%(2)
Surgeries — inpatient	215,660	155,634	38.6%
Surgeries — outpatient	481,975	334,233	44.2%
Total surgeries	697,635	489,867	42.4%
Patient days — total	3,695,288	2,621,245	41.0%
Adjusted patient days(1)	6,255,572	4,243,334	47.4%
Average length of stay (days)	4.67	4.69	(0.4)%
Number of hospitals (at end of period)	80	77	3
Licensed beds (at end of period)	20,814	20,293	2.6%
Average licensed beds	20,531	14,963	37.2%
Utilization of licensed beds(3)	49.3%	48.0%	1.3	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between the 2014 and 2013 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Outpatient Visits	2014	2013	(Decrease)
Total visits	8,283,878	5,115,853	61.9%
Paying visits (excludes charity and uninsured)	7,610,558	4,593,072	65.7%
Charity and uninsured visits	673,320	522,781	28.8%
Emergency department visits	2,824,526	1,865,239	51.4%
Surgery visits	481,975	334,233	44.2%
Paying visits as a percentage of total visits	91.9%	89.8%	2.1	%(1)
Charity and uninsured visits as a percentage of total visits	8.1%	10.2%	(2.1)	%(1)

(1)The change is the difference between the 2014 and 2013 amounts shown.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues	2014	2013	(Decrease)
Net operating revenues	$16,615	$11,102	49.7%
Revenues from charity and the uninsured	$1,065	$778	36.9%
Net inpatient revenues(1)	$10,015	$6,952	44.1%
Net outpatient revenues(1)	$5,774	$3,859	49.6%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $393 million and $324 million for the years ended December 31, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $672 million and $454 million for the years ended December 31, 2014 and 2013, respectively.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	(Decrease)
Net inpatient revenue per admission	$12,659	$12,443	1.7%
Net inpatient revenue per patient day	$2,710	$2,652	2.2%
Net outpatient revenue per visit	$697	$754	(7.6)%
Net patient revenue per adjusted patient admission(1)	$11,653	$11,812	(1.3)%
Net patient revenue per adjusted patient day(1)	$2,524	$2,548	(0.9)%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Provision for Doubtful Accounts	2014	2013	(Decrease)
Provision for doubtful accounts	$1,305	$972	34.3%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.3%	8.1%	(0.8)	%(1)

(1)	The change is the difference between the 2014 and 2013 amounts shown.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Selected Operating Expenses	2014	2013	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$7,296	$4,795	52.2%
Supplies	2,630	1,784	47.4%
Other operating expenses	3,851	2,490	54.7%
Total	$13,777	$9,069	51.9%
Conifer
Salaries, wages and benefits	$727	$576	26.2%
Other operating expenses	263	211	24.6%
Total	$990	$787	25.8%
Total
Salaries, wages and benefits	$8,023	$5,371	49.4%
Supplies	2,630	1,784	47.4%
Other operating expenses	4,114	2,701	52.3%
Total	$14,767	$9,856	49.8%
Rent/lease expense(1)
Hospital Operations and other	$221	$172	28.5%
Conifer	21	14	50.0%
Total	$242	$186	30.1%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,162	$1,128	3.0%
Supplies per adjusted patient day	420	420	—%
Other operating expenses per adjusted patient day	536	555	(3.4)%
Total per adjusted patient day	$2,118	$2,103	0.7%
Salaries, wages and benefits per adjusted patient admission	$5,365	$5,228	2.6%
Supplies per adjusted patient admission	1,941	1,949	(0.4)%
Other operating expenses per adjusted patient admission	2,473	2,574	(3.9)%
Total per adjusted patient admission	$9,779	$9,751	0.3%

(1)	Included in other operating expenses.
(2)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to our health plans and our provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals.

REVENUES

During the year ended December 31, 2014, our net operating revenues increased $5.513 billion, or 49.7%, compared to the year ended December 31, 2013. Hospital acquisitions contributed approximately $4.501 billion to the increase in our net operating revenues, while hospitals we operated throughout both periods contributed $1.012 billion, or additional revenues of 10.4%. The increase in total hospital net operating revenues is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, $50 million of incremental net revenues from the California provider fee program ($165 million in 2014 compared to $115 million in 2013) and an increase in our other operations revenues. For the years ended December 31, 2014 and 2013, our net operating revenues attributable to DSH payments and other state-funded subsidy payments were approximately $817 million and $428 million, respectively.

During the year ended December 31, 2014, our net inpatient revenues increased $3.063 billion, or 44.1%, compared to the same period in 2013. Net inpatient revenues from hospital acquisitions contributed approximately

$2.651 billion to the increase in our net inpatient revenues, while hospitals we operated throughout both periods contributed approximately $412 million, or 6.8% more revenues. Our total admissions increased 41.6% during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to our hospital acquisitions in 2014 and 2013 and organic growth. Admissions at hospitals we operated at the beginning of 2013 increased 3.0% in 2014 compared to 2013.  We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting. Net inpatient revenue per admission increased 1.7% for all continuing operations and 3.7% for hospitals we operated throughout 2014 and 2013, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of our California hospitals operated at the beginning of 2013, which revenues were $150 million in 2014 compared to $115 million in 2013.

During the year ended December 31, 2014, our net outpatient revenues increased $1.915 billion, or 49.6%, and our total outpatient visits increased 61.9% compared to the same period in 2013. The growth in our outpatient revenues and volumes was related to both acquisitions and organic growth. Net outpatient revenues from acquisitions contributed approximately $1.599 billion to the increase in our net outpatient revenues, while facilities we operated throughout both periods contributed approximately $316 million, or 9.4% more revenues. The increase in total outpatient visits was primarily due to our acquisitions in 2014 and 2013. Outpatient visits associated with facilities we operated at the beginning of 2013 increased 6.6%  in 2014 compared to 2013. Growth in outpatient revenues and volumes for facilities we operated throughout both periods was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Net outpatient revenue per visit decreased 7.6% for all continuing operations primarily due to the lower level of patient acuity at our recently opened or acquired facilities; however, net outpatient revenue per visit for facilities we operated throughout 2014 and 2013 increased 2.7%, primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $1.193 billion and $919 million during the years ended December 31, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 20 to the Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.3% for the year ended December 31, 2014 compared to 8.1% for the year ended December 31, 2013. The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the decrease in uninsured patient revenues as a percentage of net operating revenues from 8.3% for the year ended December 31, 2013 to 6.5% for the year ended December 31, 2014 due to expansion of insurance coverage under the ACA, as well as the impact of favorable experience related to our estimated future recoveries in the 2014 period, partially offset by the impact of a greater amount of patient co-pays and deductibles and a 120 basis point decrease in our self-pay collection rate for the hospitals we operated throughout both periods. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$323	$—	$323	$301	$—	$301
Medicaid	153	—	153	133	—	133
Net cost report settlements payable and valuation allowances	(51)	—	(51)	(75)	—	(75)
Managed care	1,528	99	1,429	1,179	69	1,110
Self-pay uninsured	578	482	96	344	290	54
Self-pay balance after insurance	210	133	77	224	141	83
Estimated future recoveries from accounts assigned to our Conifer subsidiary	125	—	125	92	—	92
Other payers	386	137	249	278	89	189
Total continuing operations	3,252	851	2,401	2,476	589	1,887
Total discontinued operations	4	1	3	3	—	3
	$3,256	$852	$2,404	$2,479	$589	$1,890

The increase in our total accounts receivable net of allowance for doubtful accounts from December 31, 2013 to December 31, 2014 is primarily related to the growth in hospital patient volumes, our outpatient development initiatives, a temporary buildup in accounts receivable of certain hospitals we acquired from Vanguard due to the implementation of a new billing system that is expected to enhance efficiency, growth in physician practices, the acquisition of TRMC and Emanuel Medical Center, and the opening of Resolute Health Hospital.

The increase in the allowance for doubtful accounts as a percentage of patient accounts receivable related to the accounts receivable acquired from Vanguard as of October 1, 2013. Under the purchase price allocation rules, allowance for doubtful accounts as of the acquisition date are offset against the gross receivables. As of the acquisition date, the acquirer begins to disclose the net receivable amount with no disclosure of the former allowance for doubtful accounts amount. Accounts receivable generated after the acquisition are disclosed before the allowance for doubtful accounts and the associated allowance for doubtful accounts is also disclosed to arrive at net accounts receivable. The increase also related to the 120 basis point decrease in our self-pay collection rate for the 49 hospitals we operated throughout the years ended December 31, 2014 and 2013, well as higher patient co-pays and deductibles, partially offset by a decline in uninsured revenues due to the expansion of insurance coverage under the Affordable Care Act.

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2014, our collection rate on self-pay accounts for hospitals we operated throughout 2014 and 2013 was approximately 27.5%. Our recent self-pay collection rates for hospitals we operated throughout all periods were as follows: 28.8% at March 31, 2013; 28.7% at June 30, 2013; 28.8% at September 30, 2013; 28.7% at December 31, 2013; 28.1% at March 31, 2014; 27.8% at June 30, 2014; and 27.5% at

September 30, 2014. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2014, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $12 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers for hospitals we operated throughout 2014 and 2013 was approximately 98.3% at both December 31, 2014 and December 31, 2013.

Conifer continues to focus on revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre-registration, registration, verification of eligibility and benefits, liability identification and collection at point-of-service, and financial counseling. These initiatives are focused on reducing denials, improving service levels to patients and increasing the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.452 billion and $1.962 billion at December 31, 2014 and 2013, respectively, excluding cost report settlements payable and valuation allowances of $51 million and $75 million at December 31, 2014 and 2013, respectively:

	December 31, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	81%	44%	66%	29%	61%
61-120 days	9%	22%	16%	19%	16%
121-180 days	4%	12%	7%	11%	7%
Over 180 days	6%	22%	11%	41%	16%
Total	100%	100%	100%	100%	100%

	December 31, 2013
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 49.5 days at December 31, 2014 and 44.7 days at December 31, 2013, within our target of less than 55 days. AR days at December 31, 2014 were negatively impacted by a temporary buildup in accounts receivable of certain hospitals acquired from Vanguard due to the implementation of a new billing system that is expected to enhance efficiency. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2014, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $2.9 billion related to our continuing operations, but excluding our recently acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 91% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid, compared to 93% during the three months ended December 31, 2013. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2014 and December 31, 2013 by aging category:

	December 31,	December 31,
	2014	2013
0-60 days	$85	$132
61-120 days	20	28
121-180 days	10	8
Over 180 days	16	18
Total	$131	$186

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Salaries, wages and benefits per adjusted patient admission for our Hospital Operations and other segment increased by approximately 2.6% in the year ended December 31, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased overtime and contract labor costs, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the year ended December 31, 2014 and 2013 included stock-based compensation expense of $51 million and $37 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $151 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

As of December 31, 2014, approximately 20% of our employees were represented by labor unions. These employees — primarily registered nurses and service and maintenance workers — are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation.

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased by 0.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Supplies expense per adjusted patient admission for our Hospital Operations and other segment decreased by 0.4% in the year ended December 31, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was favorably impacted by the supplies expense control measures we have in place, including rebate arrangements, partially offset by higher costs for pharmaceuticals and implants, as well as volume growth in our supply-intensive surgical services. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

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

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 24.8% in the year ended December 31, 2014 compared to 24.3% in the year ended December 31, 2013. Other operating expenses per adjusted patient admission for our Hospital Operations and other segment decreased by 3.9% in the year ended December 31, 2014 compared to the same period in 2013, primarily due to the favorable impact of our higher patient volumes on this cost metric due to the fixed nature of certain costs in operating expenses. The approximately $1.361 billion, or 54.7%,  increase in other operating expenses for our Hospital Operations and other segment in the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to:

•	increases due to hospital acquisitions of $1.116 billion;

•	increased costs of contracted services for hospitals we operated throughout both periods of $51 million;

•	higher medical fees primarily related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $50 million;

•

increased costs associated with funding indigent care services by the Texas hospitals we operated throughout both periods of $25 million, which costs were substantially offset by additional net patient revenues; and

•	increased malpractice expense for hospitals we operated throughout both periods of $57 million.

Malpractice expense in the year ended December 31, 2014 included isolated unfavorable case reserve adjustments related to a small number of claims, as well as an unfavorable adjustment of approximately $7 million due to a 48 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $17 million as a result of an 127 basis point increase in the interest rate in the 2013 period.

Other operating expenses for Conifer increased by $52 million in the year ended December 31, 2014 compared to the year ended December 31, 2013 due to higher costs related to the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the year ended December 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $153 million. This amount included a $20 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declines. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $23 million as of December 31, 2014 after recording the impairment charge. We also recorded $16 million of employee severance costs, $19 million of contract and lease termination fees, $3 million of restructuring costs, and $95 million in acquisition-related costs, which include $16 million of transaction costs and $79 million of acquisition integration charges.

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that, unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2014 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declined. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination fees, and $59 million in acquisition-related costs, which included both transaction costs and acquisition integration charges.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the year ended December 31, 2014 and 2013 were $25 million and $31 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2014 was $754 million compared to $474 million for the year ended December 31, 2013, primarily due to increased borrowings relating to our acquisitions in 2014 and 2013, and $400 million of share repurchases during 2013.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million aggregate principal amount of our 9 1/4% senior notes due 2015 that we redeemed in the period, as well as the write-off of associated unamortized note discounts and issuance costs.

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

INCOME TAX EXPENSE

During the year ended December 31, 2014, we recorded income tax expense of $49 million compared to $65 million of income tax benefit during the year ended December 31, 2013, primarily related to the loss on early extinguishment of debt in 2013.

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

The following table shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$12	$(134)
Less: Net (income) attributable to noncontrolling interests	(64)	(30)
Loss from discontinued operations, net of tax	(22)	(11)
Income (loss) from continuing operations	98	(93)
Income tax benefit (expense)	(49)	65
Investment earnings	—	1
Loss from early extinguishment of debt	(24)	(348)
Interest expense	(754)	(474)
Operating income	925	663
Litigation and investigation costs	(25)	(31)
Impairment and restructuring charges, and acquisition-related costs	(153)	(103)
Depreciation and amortization	(849)	(545)
Adjusted EBITDA	$1,952	$1,342

Net operating revenues	$16,615	$11,102

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.7%	12.1%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
			Increase
	2013	2012	(Decrease)
Net operating revenues:
General hospitals	$10,888	$9,436	$1,452
Other operations	1,186	468	718
Net operating revenues before provision for doubtful accounts	12,074	9,904	2,170
Less provision for doubtful accounts	972	785	187
Net operating revenues	11,102	9,119	1,983
Operating expenses:
Salaries, wages and benefits	5,371	4,257	1,114
Supplies	1,784	1,552	232
Other operating expenses, net	2,701	2,147	554
Electronic health record incentives	(96)	(40)	(56)
Depreciation and amortization	545	430	115
Impairment and restructuring charges, and acquisition-related costs	103	19	84
Litigation and investigation costs	31	5	26
Operating income	$663	$749	$(86)

	Years Ended December 31,
			Increase
	2013	2012	(Decrease)
Net operating revenues	100.0%	100.0%	—%
Operating expenses:
Salaries, wages and benefits	48.4%	46.7%	1.7%
Supplies	16.1%	17.0%	(0.9)%
Other operating expenses, net	24.3%	23.5%	0.8%
Electronic health record incentives	(0.9)%	(0.4)%	(0.5)%
Depreciation and amortization	4.9%	4.7%	0.2%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.2%	0.7%
Litigation and investigation costs	0.3%	0.1%	0.2%
Operating income	6.0%	8.2%	(2.2)%

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

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the statistics from the 28 hospitals we acquired from Vanguard on October 1, 2013, but only from the date of acquisition to December 31, 2013.

	Total Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
	2013	2012	(Decrease)
Total admissions	558,726	506,485	10.3%
Adjusted patient admissions(1)	915,276	796,520	14.9%
Paying admissions (excluding charity and uninsured)	518,239	470,756	10.1%
Charity and uninsured admissions	40,487	35,729	13.3%
Admissions through emergency department	347,920	312,902	11.2%
Emergency department visits	1,865,239	1,555,102	19.9%
Total emergency department admissions and visits	2,213,159	1,868,004	18.5%
Surgeries — inpatient	155,634	141,288	10.2%
Surgeries — outpatient	334,233	239,667	39.5%
Total surgeries	489,867	380,955	28.6%
Patient days — total	2,621,245	2,368,916	10.7%
Adjusted patient days(1)	4,243,334	3,693,218	14.9%
Average length of stay (days)	4.69	4.68	0.2%
Average licensed beds	14,963	13,187	13.5%
Utilization of licensed beds(2)	48.0%	49.1%	(1.1)	%(3)
Total visits	5,115,854	4,167,114	22.8%
Paying visits (excluding charity and uninsured)	4,593,073	3,728,402	23.2%
Charity and uninsured visits	522,781	438,712	19.2%
Net inpatient revenues	$6,952	$6,200	12.1%
Net outpatient revenues	$3,859	$3,167	21.9%
Net inpatient revenue per admission	$12,443	$12,241	1.7%
Net inpatient revenue per patient day	$2,652	$2,617	1.3%
Net outpatient revenue per visit	$754	$760	(0.8)%
Net patient revenue per adjusted admission	$11,812	$11,760	0.4%
Net patient revenue per adjusted patient day(1)	$2,548	$2,536	0.5%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(3)	The change is the difference between the 2013 and 2012 amounts shown.

Selected Operating Statistics on a Same-Hospital Basis—The following tables show operating statistics of our continuing hospitals on a same-hospital basis at the end of 2013 and 2012. As a result, the tables exclude statistics related to hospitals we acquired from Vanguard on October 1, 2013 because we did not own those hospitals during both of those years.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2013	2012	(Decrease)
Total admissions	490,624	506,485	(3.1)%
Adjusted patient admissions(1)	787,995	796,520	(1.1)%
Paying admissions (excludes charity and uninsured)	455,550	470,756	(3.2)%
Charity and uninsured admissions	35,074	35,729	(1.8)%
Admissions through emergency department	308,200	312,902	(1.5)%
Paying admissions as a percentage of total admissions	92.9%	92.9%	—	%(2)
Charity and uninsured admissions as a percentage of total admissions	7.1%	7.1%	—	%(2)
Emergency department admissions as a percentage of total admissions	62.8%	61.8%	1.0	%(2)
Surgeries — inpatient	136,713	141,288	(3.2)%
Surgeries — outpatient	303,500	239,667	26.6%
Total surgeries	440,213	380,955	15.6%
Patient days — total	2,315,304	2,368,916	(2.3)%
Adjusted patient days(1)	3,683,018	3,693,218	(0.3)%
Average length of stay (days)	4.72	4.68	0.9%
Number of hospitals (at end of period)	49	49	—	(2)
Licensed beds (at end of period)	13,178	13,216	(0.3)%
Average licensed beds	13,180	13,187	(0.1)%
Utilization of licensed beds(3)	48.1%	49.1%	(1.0)	%(2)

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

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Outpatient Visits	2013	2012	(Decrease)
Total visits	4,287,116	4,167,114	2.9%
Paying visits (excludes charity and uninsured)	3,834,195	3,728,402	2.8%
Charity and uninsured visits	452,921	438,712	3.2%
Emergency department visits	1,607,075	1,555,102	3.3%
Surgery visits	303,500	239,667	26.6%
Paying visits as a percentage of total visits	89.4%	89.5%	(0.1)	%(1)
Charity and uninsured visits as a percentage of total visits	10.6%	10.5%	0.1	%(1)

(1)	The change is the difference between the 2013 and 2012 amounts shown.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues	2013	2012	(Decrease)
Net operating revenues	$9,688	$9,119	6.2%
Revenues from the uninsured	$671	$636	5.5%
Net inpatient revenues(1)	$6,101	$6,200	(1.6)%
Net outpatient revenues(1)	$3,366	$3,167	6.3%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $279 million and $269 million for the years ended December 31, 2013 and 2012, respectively. Net outpatient revenues include self-pay revenues of $392 million and $367 million for the years ended December 31, 2013 and 2012, respectively.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2013	2012	(Decrease)
Net inpatient revenue per admission	$12,435	$12,241	1.6%
Net inpatient revenue per patient day	$2,635	$2,617	0.7%
Net outpatient revenue per visit	$785	$760	3.3%
Net patient revenue per adjusted patient admission(1)	$12,014	$11,760	2.2%
Net patient revenue per adjusted patient day(1)	$2,570	$2,536	1.3%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Provision for Doubtful Accounts	2013	2012	(Decrease)
Provision for doubtful accounts	$829	$785	5.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	7.9%	—	%(1)
Collection rate on self-pay accounts(2)	28.7%	28.9%	(0.2)	%(1)
Collection rate on commercial managed care accounts	98.3%	98.0%	0.3	%(1)

(1)	The change is the difference between the 2013 and 2012 amounts shown.
(2)	Self-pay accounts receivable are comprised of both uninsured and balance after insurance receivables.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Selected Operating Expenses	2013	2012	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$4,142	$3,983	4.0%
Supplies	1,555	1,552	0.2%
Other operating expenses	2,093	2,040	2.6%
Total	$7,790	$7,575	2.8%
Conifer
Salaries, wages and benefits	$576	$274	110.2%
Other operating expenses	211	107	97.2%
Total	$787	$381	106.6%
Total
Salaries, wages and benefits	$4,718	$4,257	10.8%
Supplies	1,555	1,552	0.2%
Other operating expenses	2,304	2,147	7.3%
Total	$8,577	$7,956	7.8%
Rent/lease expense(1)
Hospital Operations and other	$153	$144	6.3%
Conifer	14	12	16.7%
Total	$167	$156	7.1%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,124	$1,078	4.3%
Supplies per adjusted patient day	422	420	0.5%
Other operating expenses per adjusted patient day	561	553	1.4%
Total per adjusted patient day	$2,107	$2,051	2.7%
Salaries, wages and benefits per adjusted patient admission	$5,253	$5,001	5.0%
Supplies per adjusted patient admission	1,973	1,948	1.3%
Other operating expenses per adjusted patient admission	2,622	2,561	2.4%
Total per adjusted patient admission	$9,848	$9,510	3.6%

(1)	Included in other operating expenses.
(2)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues. These metrics exclude the expenses related to the provider network based in Southern California that includes contracted independent physicians, ancillary providers and hospitals.

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

	December 31, 2013			December 31, 2012
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$301	$—	$301	$172	$—	$172
Medicaid	133	—	133	116	—	116
Net cost report settlements payable and valuation allowances	(75)	—	(75)	(24)	—	(24)
Managed care	1,179	69	1,110	769	72	697
Self-pay uninsured	344	290	54	204	178	26
Self-pay balance after insurance	224	141	83	143	78	65
Estimated future recoveries from accounts assigned to our Conifer subsidiary	92	—	92	88	—	88
Other payers	278	89	189	264	68	196
Total continuing operations	2,476	589	1,887	1,732	396	1,336
Total discontinued operations	3	—	3	14	5	9
	$2,479	$589	$1,890	$1,746	$401	$1,345

Our same‑hospital self-pay collection rates during 2012 and 2013 were as follows: 27.9% at March 31, 2012; 28.5% at June 30, 2012; 28.8% at September 30, 2012; 28.9% at December 31, 2012; 28.8% at March 31, 2013; 28.7% at June 30, 2013; 28.8% at September 30, 2013 and 28.7% at December 31, 2013. These self‑pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2013, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million. Our estimated same-hospital collection rate from managed care payers was approximately 98.3% at December 31, 2013 and 98.0% at December 31, 2012.

The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $1.962 billion and $1.360 billion at December 31, 2013 and 2012, respectively, excluding cost report settlements payable and valuation allowances of $75 million and $24 million at December 31, 2013 and 2012, respectively:

	December 31, 2013
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	76%	58%	73%	32%	65%
61-120 days	9%	21%	13%	17%	14%
121-180 days	4%	9%	5%	7%	6%
Over 180 days	11%	12%	9%	44%	15%
Total	100%	100%	100%	100%	100%

	December 31, 2012
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	92%	62%	78%	29%	67%
61-120 days	2%	19%	11%	17%	12%
121-180 days	1%	8%	4%	9%	5%
Over 180 days	5%	11%	7%	45%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 44.7 days at December 31, 2013 and 52.7 days at December 31, 2012, respectively, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

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

The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2013 and 2012 by aging category:

	December 31,	December 31,
	2013	2012
0-60 days	$132	$99
61-120 days	28	22
121-180 days	8	5
Over 180 days	18	16
Total	$186	$142

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

Malpractice expense in the year ended December 31, 2013 on a same-hospital basis included favorable adjustments totaling approximately $11 million due to a 127 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of $2 million due to a 17 basis point decrease in the interest rate in the 2012 period.

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISTION RELATED-COSTS

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that, unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2014 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declined. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination fees, and $59 million in acquisition-related costs, which included both transaction costs and acquisition integration charges.

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

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2013, we recorded a loss from early extinguishment of debt of $348 million consisting of $177 million related to the difference between the purchase prices and the par values of the $714 million aggregate principal amount of our 10% senior secured notes due 2018 that we purchased and called during the period, as well as the write‑off of unamortized note discounts and issuance costs, and $171 million related to the difference between the purchase prices and the par values of the $925 million aggregate principal amount of our 8 7/8% senior secured notes due 2019 that we purchased and called during the period, as well as the write-off of unamortized note discounts and issuance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2014:

		Years Ended December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
	(In Millions)
Long-term debt(1)	$16,002	$699	$921	$701	$1,742	$2,194	$9,745
Capital lease obligations(1)	487	111	39	53	62	11	211
Long-term non-cancelable operating leases	907	156	140	120	96	79	316
Standby letters of credit	119	119	—	—	—	—	—
Guarantees(2)	101	65	26	9	1	—	—
Asset retirement obligations	145	—	—	—	—	—	145
Academic affiliation agreements(3)	189	49	30	30	18	18	44
Tax liabilities	27	—	—	—	—	—	27
Defined benefit plan obligations	668	28	20	20	20	21	559
Construction and capital improvements	211	111	50	50	—	—	—
Information technology contract services	1,636	306	240	224	228	231	407
Purchase orders	359	359	—	—	—	—	—
Total(4)	$20,851	$2,003	$1,466	$1,207	$2,167	$2,554	$11,454

(1)	Includes interest through maturity date/lease termination.
(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(3)	These agreements contain various rights and termination provisions.
(4)

Professional liability and workers’ compensation reserves have been excluded from the table. At December 31, 2014, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $189 million and $492 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $60 million and $193 million, respectively.

Standby letters of credit are required principally by our insurers and various states to collateralize our workers’ compensation programs pursuant to statutory requirements and as security to collateralize the deductible and self-insured retentions under certain of our professional and general liability insurance programs. The amount of collateral required is primarily dependent upon the level of claims activity and our creditworthiness. The insurers require the collateral in case we are unable to meet our obligations to claimants within the deductible or self-insured retention layers. On March 7, 2014, we entered into a new letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our senior secured revolving credit facility, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2014:

•

In September 2014, we sold $500 million aggregate principal amount of 5 1/2% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2015. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of indebtedness and drawings under our revolving credit facility, related transaction fees and expenses, and acquisitions.

•

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 91/4% senior notes due 2015 in July 2014. The net proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our revolving credit facility.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2014, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.95x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible assets divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections of Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $933 million, $691 million and $508 million in the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2015 will total approximately $900 million to $1 billion,  including $150 million that was accrued as a liability at December 31, 2014. Our budgeted 2015 capital expenditures include approximately $17 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the year ended December 31, 2014, we acquired a majority interest in TRMC, a 70-bed hospital in a suburban community east of Dallas, and completed our acquisition of Emanuel Medical Center, a 209-bed hospital located in Northern California. We also acquired five ambulatory surgery centers, three urgent care centers, one diagnostic imaging center and various physician practice entities in the same period. Additionally, in October 2014, Conifer acquired SPi Healthcare, a provider of revenue cycle management, health information management and software solutions for independent and provider-owned physician practices. The fair value of the consideration conveyed in the acquisitions was $428 million.

Interest payments, net of capitalized interest, were $726 million, $426 million and $376 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Income tax payments, net of tax refunds, were approximately $8 million in the year ended December 31, 2014 compared to approximately $6 million in the year ended December 31, 2013. At December 31, 2014, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.6 billion pretax expiring in 2024 to 2033, (2) approximately $28 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $19 million expiring in 2023 to 2034, and (4) state NOL carryforwards of $3.3 billion expiring in 2015 to 2033 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $18 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership by more than 50 percentage points (by value) over a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, our offering of stock, the purchase or sale of our stock by five-percent shareholders, or the issuance or exercise of rights to acquire our stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before June 30, 2004. All disputed issues with respect to these audits have been resolved, and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and Vanguard’s tax returns for fiscal years ended after June 30, 2004 remain subject to examination by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2014 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long-term debt and borrowings under our revolving credit facility. We had approximately $193 million of cash and cash equivalents on hand at December 31, 2014 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $776 million based on our borrowing base calculation as of December 31, 2014.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $687 million in the year ended December 31, 2014 compared to $589 million in the year ended December 31, 2013. Key positive and negative factors contributing to the change between the 2014 and 2013 periods include the following:

•

Increased income from continuing operations before income taxes of $610 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization in the year ended December 31, 2014 compared to the year ended December 31, 2013;

•	$8 million more cash used in operating activities from discontinued operations;

•	An increase of $54 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Lower net cash receipts of approximately $114 million in 2014 from the California provider fee program due to the timing of approval of the program; and

•	Additional interest payments of $300 million.

Cash flows during the three months ended December 31, 2014 were negatively impacted by a temporary buildup in accounts receivable of certain hospitals acquired from Vanguard due to the implementation of a new billing system that is expected to enhance efficiency.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of underutilized or inefficient assets.

Capital expenditures were $933 million and $691 million in the years ended December 31, 2014 and 2013, respectively.

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

We record our investments that are available-for-sale at fair market value. As shown in Note 18 to the Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2014, we had $220 million of cash borrowings outstanding under the revolving credit facility, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $776 million was available for borrowing under the revolving credit facility at December 31, 2014.

On March 7, 2014, we entered into a new letter of credit facility agreement that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. At December 31, 2014, we had approximately $115 million of standby letters of credit outstanding under the LC Facility.

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

In October 2013, we sold $2.8 billion aggregate principal amount of 81/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on

October 1, 2020. We will pay interest on the 81/8% senior notes and 6% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on April 1, 2014. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard.

In May 2013, we sold $1.050 billion aggregate principal amount of 43/8% senior secured notes, which will mature on October 1, 2021. We will pay interest on the 43/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, which payments commenced on January 1, 2014. We used a portion of the proceeds from the sale of the notes to purchase approximately $767 million aggregate principal amount outstanding of our 87/8% senior secured notes due 2019 in a tender offer and to call approximately $158 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $171 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

In February 2013, we sold $850 million aggregate principal amount of 41/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the 41/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2014, 2013 and 2012 include $49 million, $392 million and $953 million, respectively, of net operating revenues and ($1) million, $72 million and $132 million, respectively, of operating income (loss) generated from hospitals operated by us under operating lease arrangements (two hospitals as of December 31, 2014, one hospital as of December 31, 2013 and four hospitals as of December 31, 2012). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. The two remaining operating leases are currently scheduled to expire in 2016 and 2029, respectively. If we are unable to extend the leases or purchase the two hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $220 million of standby letters of credit outstanding and guarantees as of December 31, 2014.

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

Our critical accounting estimates cover the following areas:

•	Recognition of net operating revenues, including contractual allowances and provision for doubtful accounts;

•	Electronic health record incentives;

•	Accruals for general and professional liability risks;

•	Accruals for defined benefit plans;

•	Impairment of long-lived assets;

•	Impairment of goodwill; and

•	Accounting for income taxes.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2014, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over a look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2014, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $12 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-pays and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to Conifer between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to Conifer by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to Conifer. At the present time, our new acquisitions have not yet been fully integrated into our Conifer collections processes.

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

The meaningful use information submitted to CMS and the states is subject to review, verification and audit. Estimated Medicare EHR revenue is based on historical financial and statistical data, and is recognized at the completion of the cost reporting period that begins in the federal fiscal year during which the hospital demonstrates meaningful use of EHR. Final Medicare EHR incentive payments are determined upon settlement of that cost report. Estimated Medicaid EHR incentive revenue is based on historical financial and statistical data, and is recognized when the hospital completes the demonstration of meaningful use of EHR for the payment year. We have acquired, developed and implemented systems to accumulate the information necessary to demonstrate meaningful use of EHR technology. We also have a system and estimation process for recording the financial and statistical data utilized as part of the cost reporting process. Cost reports must generally be filed within five months after the end of the annual cost report reporting period. Cost report settlements are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts. Final settlement of cost reports, which could impact the financial and statistical data on which EHR incentives are based, or a determination that meaningful use was not attained could result in adjustment to previously recognized EHR incentive payments or retrospective recoupment of incentive payments.

ACCRUALS FOR GENERAL AND PROFESSIONAL LIABILITY RISKS

We accrue for estimated professional and general liability claims, to the extent not covered by insurance, when they are probable and can be reasonably estimated. We maintain reserves, which are based on modeled estimates for the portion of our professional liability risks, including incurred but not reported claims, to the extent we do not have insurance coverage. Our liability consists of estimates established based upon discounted calculations using several factors, including the number of expected claims, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, the timing of historical payments, and risk free discount rates used to determine the present value of projected payments. We consider the number of expected claims, average cost per claim and discount rate to be the most significant assumptions in estimating accruals for general and professional liabilities. Our liabilities are adjusted for new claims information in the period such information becomes known. Malpractice expense is recorded within other operating expenses in the accompanying Consolidated Statements of Operations.

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2014, a 5% increase in the number of expected claims would increase the estimated reserves by $31 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $27 million. A 5% increase in the average cost per claim would increase the estimated reserves by $47 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $32 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 1.97%, 2.45% and 1.18% at December 31, 2014, 2013 and 2012, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $18 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2014,  2013 and 2012:

	December 31,
	2014	2013	2012
Case reserves	$253	$188	$97
Incurred but not reported and loss development reserves	472	575	272
Total undiscounted reserves	$725	$763	$369

Several actuarial methods, including the incurred, paid loss development and Bornhuetter-Ferguson methods, are applied to our historical loss data to produce estimates of ultimate expected losses and the resulting incurred but not reported and loss development reserves. These methods use our specific historical claims data related to paid losses and loss adjustment expenses, historical and current case reserves, reported and closed claim counts, and a variety of hospital census information. These analyses are considered in our determination of our estimate of the professional liability claims, including the incurred but not reported and loss development reserve estimates. The determination of our estimates involves subjective judgment and could result in material changes to our estimates in future periods if our actual experience is materially different than our assumptions.

Malpractice claims generally take four to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves as of December 31, 2014 and 2013 representing unsettled claims is approximately 98%.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2014	2013	2012
Accrual for professional and general liability claims, beginning of the year	$711	$356	$412
Assumed from acquisition	—	373	—
Expense (income) related to:(1)
Current year	144	102	86
Prior years	57	13	(2)
Expense (income) from discounting	7	(13)	4
Total incurred loss and loss expense	208	102	88
Paid claims and expenses related to:
Current year	(3)	(3)	(2)
Prior years	(235)	(117)	(142)
Total paid claims and expenses	(238)	(120)	(144)
Accrual for professional and general liability claims, end of year	$681	$711	$356

(1)

Total malpractice expense for continuing operations, including premiums for insured coverage, was $232 million, $112 million and $92 million in the years ended December 31, 2014, 2013 and 2012, respectively.

ACCRUALS FOR DEFINED BENEFIT PLANS

Our defined benefit plan obligations and related costs are calculated using actuarial concepts. The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. During the year ended December 31, 2014, the Society of Actuaries issued new mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which we have incorporated into the estimates of our defined benefit plan obligations as of December 31, 2014.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting these rates is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and impacts pension expense. Our discount rates for 2014 ranged from 4.16% to 4.25%, and our discount rate for 2013 ranged from 5.00% to 5.18%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would decrease total net periodic pension expense for 2014 by less than $1 million and would increase the projected benefit obligation at December 31, 2014 by approximately $209 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2014 by approximately $1 million and decrease the projected benefit obligation at December 31, 2014 by approximately $171 million.

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

•

changes in payments from governmental healthcare programs and in government regulations such as reductions to Medicare and Medicaid payment rates resulting from government legislation or rule-making or from budgetary challenges of states in which we operate;

•	how the hospitals are operated in the future; and

•	the nature of the ultimate disposition of the assets.

During the year ended December 31, 2014, we recorded $20 million of impairment charges for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declines. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $23 million as of December 31, 2014 after recording the impairment charge. Additionally, in our most recent impairment analysis as of December 31, 2014, we had two hospitals with an aggregate carrying value of long-lived assets of approximately $57 million whose estimated future undiscounted cash flows exceeded the carrying value of long-lived assets by an aggregate amount of approximately $28 million. These two hospitals had the smallest excess of future undiscounted cash flows on an annual basis necessary to recover the carrying value of their assets. We also had three hospitals whose estimated future undiscounted cash flows did not exceed the carrying value of long-lived assets. However, in each case, the fair value of those assets, based on independent appraisals, exceeded the carrying value, so no impairment was recorded. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets and, if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

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

As of December 31, 2014, our continuing operations consisted of two reportable segments, our Hospital Operations and other and Conifer. During the three months ended March 31, 2014, we combined our California region and our Phoenix market to form our Western region. Our Hospital Operations and other segment is currently structured as follows:

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

Our allocated goodwill balance is primarily related to our San Antonio market, which balance totals approximately $1.088 million, our Conifer segment, which balance totals approximately $606 million, and our Western region, which balance totals approximately $527 million. In our latest impairment analysis as of December 31, 2014, the estimated fair value of these reporting units exceeded the carrying value of long-lived assets, including goodwill, by approximately 6%, 123% and 158%, respectively.

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

During the year ended December 31, 2012, we reduced the valuation allowance by $5 million based on 2012 profits and projected profits for 2013. During the year ended December 31, 2013, we increased the valuation allowance by $51 million — $34 million due to the acquisition of Vanguard and $17 million primarily due to the recording of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance. During the year ended December 31, 2014, we decreased the valuation allowance by $20 million primarily due to the expiration of unutilized state net operating loss carryovers.  The remaining balance in the valuation allowance as of December 31, 2014 is $87 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2014. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$112	$39	$53	$1,103	$1,611	$8,690	$11,608	$12,188
Average effective interest rates	6.2%	6.6%	6.3%	6.7%	5.4%	7.0%	6.7%

Variable rate long-term debt	$—	$220	$—	$—	$—	$—	$220	$220
Average effective interest rates	—	2.38%	—	—	—	—	2.38%

At December 31, 2014, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $2 million.

At December 31, 2014, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2014. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2014.

Tenet’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2014, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ DANIEL J. CANCELMI
Trevor Fetter	Daniel J. Cancelmi
President and Chief Executive Officer	Chief Financial Officer
February 23, 2015	February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tenet Healthcare Corporation and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control —  Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 23, 2015

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$193	$113
Accounts receivable, less allowance for doubtful accounts ($852 at December 31, 2014 and $589 at December 31, 2013)	2,404	1,890
Inventories of supplies, at cost	276	260
Income tax receivable	2	—
Current portion of deferred income taxes	747	692
Other current assets	1,095	737
Total current assets	4,717	3,692
Investments and other assets	384	357
Deferred income taxes, net of current portion	116	148
Property and equipment, at cost, less accumulated depreciation and amortization ($4,478 at December 31, 2014 and $3,907 at December 31, 2013)	7,733	7,582
Goodwill	3,913	3,566
Other intangible assets, at cost, less accumulated amortization ($671 at December 31, 2014 and $516 at December 31, 2013)	1,278	1,105
Total assets	$18,141	$16,450

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$112	$153
Accounts payable	1,179	1,085
Accrued compensation and benefits	852	622
Professional and general liability reserves	189	156
Accrued interest payable	194	198
Other current liabilities	1,051	879
Total current liabilities	3,577	3,093
Long-term debt, net of current portion	11,695	10,696
Professional and general liability reserves	492	555
Defined benefit plan obligations	633	398
Other long-term liabilities	558	490
Total liabilities	16,955	15,232
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	401	340
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 145,578,735 shares issued at December 31, 2014 and 144,057,351 shares issued at December 31, 2013	7	7
Additional paid-in capital	4,614	4,572
Accumulated other comprehensive loss	(182)	(24)
Accumulated deficit	(1,410)	(1,422)
Common stock in treasury, at cost, 47,196,902 shares at December 31, 2014 and 47,197,722 shares at December 31, 2013	(2,378)	(2,378)
Total shareholders’ equity	651	755
Noncontrolling interests	134	123
Total equity	785	878
Total liabilities and equity	$18,141	$16,450

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2014	2013	2012
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$17,920	$12,074	$9,904
Less: Provision for doubtful accounts	1,305	972	785
Net operating revenues	16,615	11,102	9,119
Operating expenses:
Salaries, wages and benefits	8,023	5,371	4,257
Supplies	2,630	1,784	1,552
Other operating expenses, net	4,114	2,701	2,147
Electronic health record incentives	(104)	(96)	(40)
Depreciation and amortization	849	545	430
Impairment and restructuring charges, and acquisition-related costs	153	103	19
Litigation and investigation costs	25	31	5
Operating income	925	663	749
Interest expense	(754)	(474)	(412)
Loss from early extinguishment of debt	(24)	(348)	(4)
Investment earnings	—	1	1
Net income (loss) from continuing operations, before income taxes	147	(158)	334
Income tax benefit (expense)	(49)	65	(125)
Net income (loss) from continuing operations, before discontinued operations	98	(93)	209
Discontinued operations:
Loss from operations	(17)	(5)	(2)
Impairment of long-lived assets and goodwill	—	—	(100)
Litigation and investigation costs	(18)	(2)	—
Net gains on sale of facilities	—	—	1
Income tax benefit (expense)	13	(4)	25
Net loss from discontinued operations	(22)	(11)	(76)
Net income (loss)	76	(104)	133
Less: Preferred stock dividends	—	—	11
Less: Net income (loss) attributable to noncontrolling interests
Continuing operations	64	30	13
Discontinued operations	—	—	(32)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$12	$(134)	$141
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$34	$(123)	$185
Net loss from discontinued operations, net of tax	(22)	(11)	(44)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$12	$(134)	$141
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.35	$(1.21)	$1.77
Discontinued operations	(0.23)	(0.11)	(0.42)
	$0.12	$(1.32)	$1.35
Diluted
Continuing operations	$0.34	$(1.21)	$1.70
Discontinued operations	(0.22)	(0.11)	(0.40)
	$0.12	$(1.32)	$1.30
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	97,801	101,648	104,200
Diluted	100,287	101,648	108,926

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$76	$(104)	$133
Other comprehensive income (loss):
Adjustments for defined benefit plans	(258)	68	(25)
Amortization of prior-year service costs included in net periodic benefit costs	4	1	—
Unrealized gains on securities held as available-for-sale	3	—	—
Other comprehensive income (loss) before income taxes	(251)	69	(25)
Income tax benefit (expense) related to items of other comprehensive income (loss)	93	(25)	9
Total other comprehensive income (loss), net of tax	(158)	44	(16)
Comprehensive net income (loss)	(82)	(60)	117
Less: Preferred stock dividends	—	—	11
Less: Comprehensive income (loss) attributable to noncontrolling interests	64	30	(19)
Comprehensive net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(146)	$(90)	$125

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Preferred Stock		Common Stock
						Accumulated
					Additional	Other
	Shares	Issued	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2011	345	$334	103,756	$7	$4,427	$(52)	$(1,440)	$(1,853)	$69	$1,492
Net income (loss)	—	—	—	—	—	—	152	—	(22)	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(12)	(12)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	3	3
Other comprehensive loss	—	—	—	—	—	(16)	—	—	—	(16)
Purchases of businesses or joint venture interests	—	—	—	—	—	—	—	—	37	37
Preferred stock dividends	—	—	—	—	(11)	—	—	—	—	(11)
Repurchases of common stock	—	—	(4,733)	—	—	—	—	(126)	—	(126)
Repurchases of preferred stock	(299)	(289)		—	—	—	—	—	—	(289)
Conversion of preferred stock to common stock	(46)	(45)	1,979	—	45	—	—	—	—	—
Stock-based compensation expense and issuance of common stock	—	—	3,631	—	10	—	—	—	—	10
Balances at December 31, 2012	—	$—	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	—	—	—	—	—	—	(134)	—	21	(113)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(22)	(22)
Other comprehensive income	—	—	—	—	—	44	—	—	—	44
Contributions from noncontrolling interests	—	—	—	—	56	—	—	—	49	105
Repurchases of common stock	—	—	(9,485)	—	—	—	—	(400)	—	(400)
Stock-based compensation expense and issuance of common stock	—	—	1,712	—	45	—	—	1	—	46
Balances at December 31, 2013	—	$—	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income	—	—	—	—	—	—	12	—	31	43
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	(37)	(37)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	7	7
Other comprehensive income	—	—	—	—	—	(158)	—	—	—	(158)
Purchases (sales) of businesses or joint venture interests	—	—	—	—	(22)	—	—	—	10	(12)
Stock-based compensation expense and issuance of common stock	—	—	1,522	—	64	—	—	—	—	64
Balances at December 31, 2014	—	$—	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$76	$(104)	$133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	849	545	430
Provision for doubtful accounts	1,305	972	785
Deferred income tax expense (benefit)	30	(67)	92
Stock-based compensation expense	51	36	32
Impairment and restructuring charges, and acquisition-related costs	153	103	19
Litigation and investigation costs	25	31	5
Loss from early extinguishment of debt	24	348	4
Amortization of debt discount and debt issuance costs	28	19	22
Pre-tax loss from discontinued operations	35	7	101
Other items, net	(40)	(33)	(12)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,896)	(987)	(868)
Inventories and other current assets	(314)	(203)	(59)
Income taxes	3	—	(5)
Accounts payable, accrued expenses and other current liabilities	505	38	9
Other long-term liabilities	44	13	3
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(168)	(114)	(63)
Net cash used in operating activities from discontinued operations, excluding income taxes	(23)	(15)	(35)
Net cash provided by operating activities	687	589	593
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(933)	(691)	(506)
Purchases of property and equipment — discontinued operations	—	—	(2)
Purchases of businesses or joint venture interests, net of cash acquired	(428)	(1,515)	(211)
Proceeds from sales of facilities and other assets — discontinued operations	6	16	45
Proceeds from sales of marketable securities, long-term investments and other assets	31	15	17
Other long-term assets	1	8	(9)
Other items, net	1	3	4
Net cash used in investing activities	(1,322)	(2,164)	(662)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(2,430)	(1,286)	(1,773)
Proceeds from borrowings under credit facility	2,245	1,691	1,693
Repayments of other borrowings	(683)	(5,133)	(248)
Proceeds from other borrowings	1,608	6,507	1,092
Repurchases of preferred stock	—	—	(292)
Repurchases of common stock	—	(400)	(126)
Cash dividends on preferred stock	—	—	(14)
Deferred debt issuance costs	(27)	(154)	(17)
Distributions paid to noncontrolling interests	(45)	(27)	(15)
Contributions from noncontrolling interests	18	99	3
Proceeds from exercise of stock options	26	22	11
Other items, net	3	5	6
Net cash provided by financing activities	715	1,324	320
Net increase (decrease) in cash and cash equivalents	80	(251)	251
Cash and cash equivalents at beginning of period	113	364	113
Cash and cash equivalents at end of period	$193	$113	$364
Supplemental disclosures:
Interest paid, net of capitalized interest	$(726)	$(426)	$(376)
Income tax payments, net	$(8)	$(6)	$(13)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. As of December 31, 2014 we operated 80 hospitals, 210 outpatient centers, six health plans, and Conifer Health Solutions, LLC (“Conifer”), which provides healthcare business process services in the areas of revenue cycle management, value-based care and patient communications.

Effective October 1, 2013, we acquired the common stock of Vanguard Health Systems, Inc. (“Vanguard”) for $21 per share in an all cash transaction. Vanguard owned and operated 28 hospitals (plus one more under construction, which was completed in June 2014), 39 outpatient centers and five health plans, serving communities in Arizona, California, Illinois, Massachusetts, Michigan and Texas. We paid approximately $4.3 billion to acquire Vanguard, including the assumption of $2.5 billion of Vanguard’s net debt.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Tenet and its wholly owned and majority-owned subsidiaries. We eliminate intercompany accounts and transactions in consolidation, and we include the results of operations of businesses that are newly acquired in purchase transactions from their dates of acquisition. We account for significant investments in other affiliated companies using the equity method. Unless otherwise indicated, all financial and statistical data included in these notes to our Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). The accompanying Consolidated Balance Sheet as of December 31, 2013 has been revised to reflect the impact of completing the purchase price allocation for the acquisition of Vanguard, as described in Note 19.  Furthermore, all amounts related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for the reverse stock split described in Note 2.

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

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2014, 2013 and 2012 by $20 million, $38 million, and $114 million (in 2012, $81 million related to the industry-wide Medicare Budget Neutrality settlement), respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2014	2013	2012
General Hospitals:
Medicare	$3,452	$2,357	$2,195
Medicaid	1,485	975	783
Managed care	9,250	6,277	5,382
Indemnity, self-pay and other	1,602	1,201	1,007
Acute care hospitals — other revenue	54	78	69
Other:
Other operations	2,077	1,186	468
Net operating revenues before provision for doubtful accounts	$17,920	$12,074	$9,904

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

Electronic Health Record Incentives

Under certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”), federal incentive payments are available to hospitals, physicians and certain other professionals when they adopt, implement or upgrade (“AIU”) certified electronic health record (“EHR”) technology or become “meaningful users,” as defined under ARRA, of EHR technology in ways that demonstrate improved quality, safety and effectiveness of care. Providers can become eligible for annual Medicare incentive payments by demonstrating meaningful use of EHR technology in each period over four periods. Medicaid providers can receive their initial incentive payment by satisfying AIU criteria, but must demonstrate meaningful use of EHR technology in subsequent years in order to qualify for additional payments. Hospitals may be eligible for both Medicare and Medicaid EHR incentive payments; however, physicians and other professionals may be eligible for either Medicare or Medicaid incentive payments, but not both. Hospitals that are meaningful users under the Medicare EHR incentive payment program are deemed meaningful users under the Medicaid EHR incentive payment program and do not need to meet additional criteria imposed by a state. Medicaid EHR incentive payments to providers are 100% federally funded and administered by the states. The Centers for Medicare and Medicaid Services (“CMS”) established calendar year 2011 as the first year states could offer EHR incentive payments. Before a state may offer EHR incentive payments, the state must submit and CMS must approve the state’s incentive plan.

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2014, 2013 and 2012, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $104 million, $96 million and $40 million of Medicare and Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $193 million and $113 million at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our book overdrafts were approximately $264 million and $245 million, respectively, which were classified as accounts payable.

At December 31, 2014 and 2013, approximately $104 million and $62 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at December 31, 2014 and 2013, we had $150 million and $193 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $112 million and $138 million, respectively, were included in accounts payable.

During the years ended December 31, 2014 and 2013, we entered into non-cancellable capital leases of approximately $173 million and $341 million, respectively, primarily for buildings and equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2014 and 2013, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are generally amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2014, 2013 and 2012, capitalized interest was $25 million, $14 million and $6 million, respectively.

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

Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years. Also included in intangible assets are costs associated with the issuance of our long-term debt, which are primarily being amortized under the effective interest method based on the terms of the specific notes, and miscellaneous intangible assets.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate (1.97% at December 31, 2014 and 2.45% at December 31, 2013). To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our general hospitals generated 88%,  90% and 95% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2014, 2013 and 2012, respectively. Each of our operating regions and markets reports directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

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

NOTE 2. EQUITY

Reverse Stock Split

On October 11, 2012, our common stock began trading on the New York Stock Exchange on a split-adjusted basis following a one-for-four reverse stock split we announced on October 1, 2012. Every four shares of our issued and outstanding common stock were exchanged for one issued and outstanding share of common stock, without any change in the par value per share, and our authorized shares of common stock were proportionately decreased from 1,050,000,000 shares to 262,500,000 shares. No fractional shares were issued in connection with the stock split. All amounts in the accompanying Consolidated Financial Statements and these notes related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for this reverse stock split.

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

			Total Number of	Maximum Dollar Value
	Total Number of	Average Price	Shares Purchased as	of Shares That May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Three Months Ended March 31, 2013	2,455	40.74	2,455	300
May 1, 2013 through May 31, 2013	933	46.78	933	256
June 1, 2013 through June 30, 2013	1,065	45.71	1,065	208
Three Months Ended June 30, 2013	1,998	46.21	1,998	208
July 1, 2013 through July 31, 2013	166	46.08	166	200
August 1, 2013 through August 31, 2013	1,045	40.43	1,045	158
September 1, 2013 through September 30, 2013	1,431	40.35	1,431	100
Three Months Ended September 30, 2013	2,642	40.75	2,642	100
November 1, 2013 through November 30, 2013	796	42.28	796	66
December 1, 2013 through December 31, 2013	1,594	41.62	1,594	—
Three Months Ended December 31, 2013	2,390	41.84	2,390	—
Total	12,891	$38.79	12,891	$—

Repurchased shares are recorded based on settlement date and are held as treasury stock.

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Balances at beginning of period	$340	$16
Net income	33	9
Distributions paid to noncontrolling interests	(8)	(5)
Contributions from noncontrolling interests	11	—
Sales of joint venture interests	—	52
Purchases of businesses	25	268
Balances at end of period	$401	$340

As part of the acquisition of Vanguard, we obtained a 51% controlling interest in a limited liability company that held the assets and liabilities of Valley Baptist Health System (“Valley Baptist”), which consists of our hospitals in Brownsville and Harlingen, Texas. The remaining 49% non-controlling interest in the joint venture was held by the former owner of Valley Baptist (the “seller”). The joint venture operating agreement included a put option that would allow the seller to require us to purchase all or a portion of the seller’s remaining non-controlling interest in the limited liability company at certain specified time periods. In November 2014, the seller provided notice of its intent to exercise the put option for its entire 49% non-controlling interest, which is described in Note 22.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,	December 31,
	2014	2013
Continuing operations:
Patient accounts receivable	$3,178	$2,459
Allowance for doubtful accounts	(851)	(589)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	125	92
Net cost reports and settlements payable and valuation allowances	(51)	(75)
	2,401	1,887
Discontinued Operations	3	3
Accounts receivable, net	$2,404	$1,890

At December 31, 2014 and 2013, our allowance for doubtful accounts was 26.8% and 24.0%, respectively, of our patient accounts receivable. The increase in the allowance for doubtful accounts as a percentage of patient accounts receivable related to the accounts receivable acquired from Vanguard as of October 1, 2013. Under the purchase price allocation rules, allowance for doubtful accounts as of the acquisition date are offset against the gross receivables. As of the acquisition date, the acquirer begins to disclose the net receivable amount with no disclosure of the former allowance for doubtful accounts amount. Accounts receivable generated after the acquisition are disclosed before the allowance for doubtful accounts and the associated allowance for doubtful accounts is also disclosed to arrive at net accounts receivable. The increase also related to the 120 basis point decrease in our self-pay collection rate for the 49 hospitals we operated throughout the years ended December 31, 2014 and 2013,  as well as higher patient co–pays and deductibles, partially offset by a decline in uninsured revenues due to the expansion of insurance coverage under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010.

The increase in our total accounts receivable net of allowance for doubtful accounts from December 31, 2013 to December 31, 2014 is primarily related to the growth in hospital patient volumes, our outpatient development initiatives, a temporary buildup in accounts receivable of certain hospitals we acquired from Vanguard due to the implementation of a new billing system, growth in physician practices, the acquisition of Texas Regional Medical Center at Sunnyvale, Emanuel Medical Center and the opening of Resolute Health Hospital.

Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At December 31, 2014 and 2013, our allowance for doubtful accounts for self-pay was 78.0% and 75.9%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At December 31, 2014 and 2013, our allowance for doubtful accounts for managed care was 6.5% and 5.9%, respectively, of our managed care patient accounts receivable.

Accounts assigned to our Conifer subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our Conifer subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets. At the present time, our new acquisitions have not yet been fully integrated into our Conifer collections processes.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The table below shows our estimated costs for charity care patients and self-pay patients, as well as DSH payments we received, for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Estimated costs for:
Charity care patients	$180	$158	$136
Self-pay patients	$620	$545	$430
DSH payments received	$817	$428	$283

As of December 31, 2014 and 2013, we had approximately $399 million and $64 million, respectively, of receivables recorded in other current assets and approximately $212 million and $32 million, respectively, of payables recorded in other current liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program.

NOTE 4. DISCONTINUED OPERATIONS

Net operating revenues and loss before income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2014	2013	2012
Net operating revenues	$4	$7	$154
Net loss before income taxes	(35)	(7)	(101)

Net loss before income taxes from discontinued operations in the year ended December 31, 2014 included approximately $18 million of expense recorded in litigation and investigation costs allocable to one of our previously divested hospitals related to a class action lawsuit discussed in Note 15. In the year ended December 31, 2013, we recognized a  $12 million gain in discontinued operations related to the sale of land.

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

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2014,  2013 and 2012 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

As of December 31, 2014, our continuing operations consisted of two reportable segments, our Hospital Operations and other and Conifer. During the three months ended March 31, 2014, we combined our California region and our Phoenix market to form our Western region. Our Hospital Operations and other segment is currently structured as follows:

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

Year Ended December 31, 2014

During the year ended December 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $153 million. This amount included a $20 million impairment charge for the write-down of buildings and equipment of one of our previously impaired hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospital, consistent with our previous estimates in prior years when impairment charges were recorded at this hospital, indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of this hospital improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, this hospital is at risk of future impairments, particularly if we spend significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declines. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $23 million as of December 31, 2014 after recording the impairment charge. We also recorded $16 million of employee severance costs, $19 million of contract and lease termination fees, $3 million of restructuring costs, and $95 million in acquisition-related costs, which include $16 million of transaction costs and $79 million of acquisition integration charges.

Year Ended December 31, 2013

During the year ended December 31, 2013, we recorded impairment and restructuring charges and acquisition-related costs of $103 million. This amount included a $12 million impairment charge for the write-down of buildings and equipment and other long-lived assets, primarily capitalized software costs classified in other intangible assets, of one of our hospitals to their estimated fair values, primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment. Material adverse trends in our estimates of future undiscounted cash flows of the hospital at that time indicated the carrying value of the hospital’s long-lived assets was not recoverable from the estimated future cash flows. We believed the most significant factors contributing to the adverse financial trends at that time included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospital’s long-lived assets and compared the fair value estimate to the carrying value of the hospital’s long-lived assets. Because the fair value estimate was lower than the carrying value of the hospital’s long-lived assets, an impairment charge was recorded for the difference in the amounts. We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that, unless the anticipated future financial trends of this hospital improved to the extent that the estimated future undiscounted cash flows exceeded the carrying value of the long-lived assets, this hospital was at risk of future impairments, which impairments occurred in 2014 as described above, particularly if we spent significant amounts of capital at the hospital without generating a corresponding increase in the hospital’s fair value or if the fair value of the hospital’s real estate or equipment declined. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $44 million as of December 31, 2013 after recording the impairment charge. We also recorded $16 million of restructuring costs, $14 million of employee severance costs, $2 million of lease termination fees, and $59 million in acquisition-related costs, which included both transaction costs and acquisition integration charges.

Year Ended December 31, 2012

During the year ended December 31, 2012, we recorded net impairment and restructuring charges of $19 million, consisting of $3 million relating to the impairment of obsolete assets, $2 million relating to other impairment charges, $8 million of employee severance costs and $6 million of other related costs.

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Senior notes:
9 7/8%, due 2014	$—	$60
9 1/4%, due 2015	—	474
5%, due 2019	1,100	—
5 1/2%, due 2019	500	—
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	220	405
Capital leases and mortgage notes	487	417
Unamortized note discounts and premium	(21)	(28)
Total long-term debt	11,807	10,849
Less current portion	112	153
Long-term debt, net of current portion	$11,695	$10,696

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2014, we had $220 million of cash borrowings outstanding under the revolving credit facility subject to an interest rate of 2.38%, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $776 million was available for borrowing under the revolving credit facility at December 31, 2014.

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

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2014, we had approximately $115 million of standby letters of credit outstanding under the LC Facility.

Senior Notes and Senior Secured Notes

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

In October 2013, we sold $2.8 billion aggregate principal amount of 81/8% senior notes, which will mature on April 1, 2022, and $1.8 billion aggregate principal amount of 6% senior secured notes, which will mature on October 1, 2020. We will pay interest on the 81/8% senior notes and 6% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2014. The proceeds from the sale of the notes were used to finance the acquisition of Vanguard.

In May 2013, we sold $1.050 billion aggregate principal amount of 43/8% senior secured notes, which will mature on October 1, 2021. We will pay interest on the 43/8% senior secured notes semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2014. We used a portion of the proceeds from the sale of the notes to purchase approximately $767 million aggregate principal amount outstanding of our 87/8% senior secured notes due 2019 in a tender offer and to call approximately $158 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $171 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs.

In February 2013, we sold $850 million aggregate principal amount of 41/2% senior secured notes, which will mature on April 1, 2021. We will pay interest on the  41/2% senior secured notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase approximately $645 million aggregate principal amount outstanding of our 10% senior secured notes due 2018 in a tender offer and to call approximately $69 million of the remaining aggregate principal amount outstanding of those notes. In connection with the purchase, we recorded a loss from early extinguishment of debt of $177 million, primarily related to the difference between the purchase prices and the par values of the purchased notes, as well as the write-off of unamortized note discounts and issuance costs. The remaining net proceeds were used for general corporate purposes, including the repayment of borrowings under our senior secured revolving credit facility.

In October 2012, we sold $500 million aggregate principal amount of 43/4% senior secured notes due 2020 and $300 million aggregate principal amount of 63/4% senior notes due 2020. The 43/4% senior secured notes will mature on June 1, 2020, and the 63/4% senior notes will mature on February 1, 2020. We will pay interest on the 43/4% senior secured notes semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 2013. We will pay interest on the 63/4% senior notes semi-annually in arrears on February 1 and August 1 of each year; payments commenced on February 1, 2013. We used a portion of the proceeds from the sale of the notes to purchase $161 million aggregate principal amount outstanding of our 73/8% senior notes due 2013 in a tender offer. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $4 million primarily related to the difference between the purchase prices and the par values of the purchased notes.

In April 2012, we issued an additional $141 million aggregate principal amount of our 61/4% senior secured notes due 2018 at a premium for $142 million of cash proceeds and an additional $150 million aggregate principal amount of our 8% senior notes due 2020 in a private financing related to our repurchase and subsequent retirement of 298,700 shares of our 7% mandatory convertible preferred stock.

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

All of our senior secured notes are guaranteed by certain of our hospital company subsidiaries and secured by a first-priority pledge of the capital stock and other ownership interests of those subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions governing our ability to redeem the notes and the terms by which we may do so. At our option, we may redeem our senior secured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the related indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.

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

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2014 are as follows:

		Years Ending December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
Long-term debt, including capital lease obligations	$11,828	$112	$259	$53	$1,103	$1,611	$8,690
Long-term non-cancelable operating leases	$907	$156	$140	$120	$96	$79	$316

Rental expense under operating leases, including short-term leases, was $242 million, $186 million and $156 million in the years ended December 31, 2014, 2013 and 2012, respectively. Included in rental expense for each of these periods was sublease income of $9 million, $8 million and $8 million, respectively, which were recorded as a reduction to rental expense.

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

At December 31, 2014, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $97 million. We had a liability of $76 million recorded for these guarantees included in other current liabilities at December 31, 2014.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2014,  approximately 5.3 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the years ended December 31, 2014, 2013 and 2012 includes $51 million, $39 million and $33 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements  ($32 million, $24 million and $21 million, respectively, after-tax). The table below shows certain stock option and restricted stock unit grants and other awards that comprise the $51 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2014. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

					Stock-Based
			Fair Value		Compensation Expense
		Exercise Price	Per Share at		for Year Ended
Grant Date	Awards	Per Share	Grant Date		December 31, 2014
	(In Thousands)				(In Millions)
Stock Options:
February 28, 2013	278	$39.31	$14.46		$1
February 29, 2012	356	$22.60	11.96		2
Restricted Stock Units:
August 25, 2014	394		59.90		2
May 9, 2014	32		44.36	(1)	1
February 26, 2014	1,291		44.12		17
June 13, 2013	318		47.13		3
February 28, 2013	883		39.31		12
February 29, 2012	946		22.60		7
Other grants					6
					$51

(1)	End of month fair market value was used for this grant to calculate compensation expense.

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2014, 2013 and 2012:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding as of December 31, 2011	8,498,393	25.04
Granted	477,500	22.79
Exercised	(3,657,127)	5.77
Forfeited/Expired	(1,029,574)	69.72
Outstanding as of December 31, 2012	4,289,192	30.49
Granted	295,639	39.41
Exercised	(946,086)	23.34
Forfeited/Expired	(330,634)	55.79
Outstanding as of December 31, 2013	3,308,111	$30.79
Granted	—
Exercised	(699,910)	33.53
Forfeited/Expired	(624,052)	47.97
Outstanding as of December 31, 2014	1,984,149	$24.42	$52	3.7	years
Vested and expected to vest at December 31, 2014	1,907,464	$24.35	$50	3.6	years
Exercisable as of December 31, 2014	1,579,018	$21.92	$45	3.5	years

There were 699,910 stock options exercised during the year ended December 31, 2014 with a $13 million aggregate intrinsic value, and 946,086 stock options exercised in 2013 with a $18 million aggregate intrinsic value.

As of December 31, 2014, there were $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of one year.

In the year ended December 31, 2014,  there were no stock options granted. In the year ended December 31, 2013, we granted an aggregate of 295,639 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date, subject to the terms of the Plan, and will expire on the fifth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the year ended December 31, 2013  was $14.46 per share. These fair values were calculated based on each grant date, using a binomial lattice model with the following assumptions:

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

The following table summarizes information about our outstanding stock options at December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	237,303	4.2	years	$4.56	237,303	$4.56
$4.57 to $25.089	957,583	5.0	years	20.96	830,903	20.67
$25.09 to $32.569	402,816	1.6	years	29.32	402,816	29.32
$32.57 to $42.089	386,447	2.3	years	40.08	107,996	42.08
	1,984,149	3.7	years	$24.42	1,579,018	$21.92

As of December 31, 2014,  all of our outstanding options were in-the-money, that is, they had exercise price less than the $50.67 market price of our common stock on December 31, 2014.

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested as of December 31, 2011	1,927,307	$24.52
Granted	1,654,337	22.18
Vested	(1,033,632)	23.51
Forfeited	(252,070)	23.39
Unvested as of December 31, 2012	2,295,942	23.40
Granted	1,564,224	41.20
Vested	(966,838)	24.20
Forfeited	(186,106)	29.69
Unvested as of December 31, 2013	2,707,222	33.34
Granted	1,772,276	48.42
Vested	(1,009,927)	27.49
Forfeited	(169,851)	36.64
Unvested as of December 31, 2014	3,299,720	$40.99

In the year ended December 31, 2014,  we granted 1,046,910 restricted stock units subject to time-vesting of which 945,409 will vest and be settled ratably over a three-year period from the date of the grant, 23,435 will vest 100% on the tenth anniversary of the grant date, 63,623 will vest 100% on the fifth anniversary of the grant date and 14,443 will vest 100% on the third anniversary of the grant date. In addition, our newly appointed Board of Director member received an initial grant of 1,240 restricted stock units that immediately vested but will not settle until her separation from the board and an annual grant of 1,368 restricted stock units that immediately vested but will not settle until the earlier of three years or her separation from the board. Also, we granted 271,815 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ended December 31, 2014, which performance goal was achieved. The performance-based restricted stock units will vest ratably over a three-year period from the grant date. If the performance goal had not been achieved, the restricted stock units would have been forfeited. The actual number of performance-based restricted stock units that could have vested ranged from 0% to 200% of the 271,815 units granted, depending on our level of achievement with respect to the performance goal. We also granted 450,943 special retention restricted stock units to a select group of officers; two-thirds of the award will vest contingent on our achievement of a performance goal of which one-half will vest based on performance over a one-year period ending in December 2015 and the remaining one-half will vest based on performance over a four-year period ending in December 2018.  The remaining one-third of this special retention award will vest in full on the fifth anniversary of the grant date.

In the year ended December 31, 2013,  we granted 1,122,811 restricted stock units subject to time-vesting, of which 1,023,112 will vest and be settled ratably over a three-year period from the grant date and 80,133 will vest 100% on the fifth anniversary of the grant date and 19,566 will vest 100% on the third anniversary of the grant date. In addition, we granted 206,058 performance-based restricted stock units to certain of our senior officers. Because the performance goal for the year ended December 31, 2013 was met at the target level, 100% of the performance-based restricted stock units will vest and be settled ratably over a three-year period from the grant date. We also awarded a grant of 23,175 performance-based restricted stock units to one of our senior executives. If target conditions are met, 100% of this grant will vest and be settled three years from the grant date. We also awarded a grant of 212,180 restricted stock units to our chief executive officer, of which 106,090 are subject to time-vesting and 106,090 are performance-based. If target conditions are met, 50% of this grant will vest three years from the grant date and the remaining 50% will vest six years from the grant date. The award also allows for an additional 106,090 shares to be issued if higher performance criteria are met.

As of December 31, 2014, there were $99 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2014, there were approximately 258,875 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Number of shares	162,128	100,217	144,021
Weighted average price	$46.91	$42.88	$22.81

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plan, were approximately $92 million, $35 million and $32 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. One of these SERPs was frozen during the year ended December 31, 2014. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2014, the Society of Actuaries issued new mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which we have incorporated into the estimates of our defined benefit plan obligations as of December 31, 2014. These changes to our mortality assumptions increased our projected benefit obligations by approximately $87 million. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,303)	$(312)
Assumed from acquisition	—	(1,037)
Service cost	(3)	(2)
Interest cost	(66)	(25)
Actuarial gain(loss)	(268)	44
Plan changes	—	(2)
Benefits paid/employer contributions	81	31
Ending obligations	(1,559)	(1,303)
Fair value of plans assets
Beginning obligations	886	—
Assumed from acquisition	—	863
Gain on plan assets	70	34
Employer contribution	3	—
Benefits paid	(61)	(11)
Ending plan assets	898	886
Funded status of plans	$(661)	$(417)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(28)	$(19)
Other long-term liability	(633)	(398)
Accumulated other comprehensive loss	276	22
	$(385)	$(395)
SERP Assumptions:
Discount rate	4.25%	5.00%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2014	December 31, 2013
DMC Pension Plan Assumptions:
Discount rate	4.16%	5.18
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2014	December 31, 2013

(1)	The accumulated benefit obligation at December 31, 2014 and 2013 was approximately $1.544 billion and $1.297 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2014	2013	2012
Service costs	$3	$2	$2
Interest costs	66	25	14
Expected return on plan assets	(60)	(15)	—
Amortization of prior-year service costs	—	—	—
Amortization of net actuarial loss	4	7	5
Net periodic benefit cost	$13	$19	$21
SERP Assumptions:
Discount rate	5.00%	4.00%	5.00%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2014	January 1, 2013	January 1, 2012
Census date	January 1, 2014	January 1, 2013	January 1, 2012
DMC Pension Plan Assumptions:
Discount rate	5.18%	5.01%	n/a
Long-term rate of return on assets	7.00%	7.00%	n/a
Compensation increase rate	Frozen	Frozen	n/a
Measurement date	January 1, 2014	October 1, 2013	n/a
Census date	January 1, 2014	January 1, 2013	n/a

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.

We recorded gain/(loss) adjustments of ($254) million, $69 million and ($25) million in other comprehensive income (loss) in the years ended December 31, 2014, 2013 and 2012, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains/(losses) of ($258) million, $63 million and ($30) million during the years ended December 31, 2014, 2013 and 2012, respectively, and the amortization of net actuarial loss of $4 million, $7 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $276 million, $22 million and $90 million as of December 31, 2014,  2013 and 2012, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2014, 2013 and 2012, have not yet been recognized as components of net periodic benefit costs.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2014, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	6%	6%
United States government obligations	1%	1%
Equity securities	50%	50%
Debt Securities	43%	43%

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

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements are determined. Fair value methodologies for Level 1, Level 2 and Level 3 are consistent with the inputs described in Note 18.

	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$55	$55	$—	$—
United States government obligations	5	5	—	—
Corporate bonds	391	391	—	—
Equity securities	447	447	—	—
	$898	$898	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31, 2014					Five Years
	Total	2015	2016	2017	2018	2019	Thereafter
Estimated benefit payments	$896	$84	$80	$83	$86	$89	$474

The SERP and DMC Pension Plan obligations of $661 million at December 31, 2014 are classified in the accompanying Consolidated Balance Sheet as an other current liability  ($28 million) and defined benefit plan obligations  ($633 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $28 million for the year ending December 31, 2015.

NOTE 9. CAPITAL COMMITMENTS

In connection with Vanguard’s acquisition of Detroit Medical Center, certain capital commitments were agreed to be satisfied at particular dates. If these commitments are not met by these required dates, we are required to escrow cash for the purpose of funding certain capital projects. There was no required escrow balance as of December 31, 2014.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2014	2013
Land	$650	$660
Buildings and improvements	7,013	6,166
Construction in progress	161	593
Equipment	4,387	4,070
	12,211	11,489
Accumulated depreciation and amortization	(4,478)	(3,907)
Net property and equipment	$7,733	$7,582

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013:

	2014	2013
Hospital Operations and other
As of January 1:
Goodwill	$5,584	$3,268
Accumulated impairment losses	(2,430)	(2,430)
Total	3,154	838
Goodwill acquired during the year and purchase price allocation adjustments	153	2,316
Goodwill allocated to hospital sold	—	—
Impairment of goodwill	—	—
Total	$3,307	$3,154
As of December 31:
Goodwill	$5,737	$5,584
Accumulated impairment losses	(2,430)	(2,430)
Total	$3,307	$3,154

	2014	2013
Conifer
As of January 1:
Goodwill	$412	$78
Accumulated impairment losses	—	—
Total	412	78
Goodwill acquired during the year and purchase price allocation adjustments	194	334
Total	$606	$412

As of December 31:
Goodwill	$606	$412
Accumulated impairment losses	—	—
Total	$606	$412

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
As of December 31, 2014:
Capitalized software costs	$1,412	$(586)	$826
Long-term debt issuance costs	245	(49)	196
Trade names	106	—	106
Contracts	57	(6)	51
Other	129	(30)	99
Total	$1,949	$(671)	$1,278
As of December 31, 2013:
Capitalized software costs	$1,148	$(468)	$680
Long-term debt issuance costs	230	(31)	199
Trade Names	106	—	106
Contracts	57	(2)	55
Other	80	(15)	65
Total	$1,621	$(516)	$1,105

Estimated future amortization of intangibles with finite useful lives as of December 31, 2014 is as follows:

		Years Ending December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
Amortization of intangible assets	$1,166	$218	$208	$151	$141	$102	$346

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2014	2013
Marketable debt securities	$77	$16
Equity investments in unconsolidated healthcare entities(1)	56	56
Total investments	133	72
Cash surrender value of life insurance policies	27	25
Long-term deposits	36	35
Land held for expansion, long-term receivables and other assets	188	225
Investments and other assets	$384	$357

(1)

Equity earnings of unconsolidated affiliates are included in net operating revenues in the accompanying Consolidated Statements of Operations and were $12 million and $15 million for the years ended December 31, 2014 and 2013, respectively.

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2014 and 2013, there were less than $1 million of accumulated unrealized gains on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2014	2013
Adjustments for defined benefit plans	$(182)	$(24)
Accumulated other comprehensive loss	$(182)	$(24)

There was a tax effect allocated to the adjustments for our defined benefit plans for the years ended December 31, 2014 and 2013 of $93 million and $(25) million, respectively.

NOTE 14. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Insurance

At December 31, 2014 and 2013, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $681 million and $711 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.97%,  2.45% and 1.18% at December 31, 2014,  2013 and 2012, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $232 million, $112 million and $92 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Governmental Reviews

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities and Conifer have received inquiries from government agencies, and our hospitals and other healthcare-related businesses may receive such inquiries in future periods. The following material governmental reviews, which have been previously reported, are currently pending.

•Review of Conifer’s Debt Collection Activities—As previously reported, Syndicated Office Systems, LLC, a wholly owned subsidiary of Conifer doing business under the name Central Financial Control (“CFC”), received a Civil Investigative Demand (“CID”) in August 2013 from the U.S. Consumer Financial Protection Bureau (“CFPB”) and, in July 2014, CFC received a second CID from the CFPB requesting additional information. In November 2014, the CFPB informed CFC’s external counsel that, based on its investigation, the CFPB believes CFC has not complied in limited instances with certain notification and other requirements under federal consumer financial laws with respect to credit reporting and debt collection. In January 2015, CFC commenced informal discussions with the CFPB to resolve the agency’s investigation. Based on CFC’s initial settlement proposal, management established a reserve of $1.7 million in the three months ended December 31, 2014 to reflect its current estimate of CFC’s potential liability in connection with this matter. However, because the discussions are still in their early stages, it is not possible at this time to predict a possible range of loss with respect to the investigation. Although there can be no assurance that CFC and the CFPB will reach an agreement, the Company believes, based on current information, that the ultimate resolution of this matter will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company and its subsidiaries.

•Implantable Cardioverter Defibrillators (“ICDs”)—We are engaged in potential settlement discussions with the U.S. Department of Justice (“DOJ”) to resolve an investigation to determine whether ICD procedures performed at 56 of our hospitals from 2002 to 2010 complied with Medicare coverage requirements. It is impossible at this time to predict with any certainty the outcome of those discussions or the amount of any potential resolution. However, based on current discussions, we believe the amount of the reserve management has established for this matter, as described below, continues to reflect our current estimate of probable liability for all of the hospitals under review as part of the government’s examination, which commenced in March 2010.

•Clinica de la Mama Investigations and Qui Tam Action—As previously reported, we received a subpoena in May 2012 from the Office of Inspector General (“OIG”) of U.S. Department of Health and Human Services in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that certain of our Georgia and South Carolina hospitals had with Hispanic Medical Management, Inc. (“HMM”). HMM was an unaffiliated entity that owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil investigation is being conducted by the Civil Division of the DOJ, the U.S. Attorney’s Office for the Middle District of Georgia and the Georgia Attorney General’s Office, while a parallel criminal investigation is being conducted by the Criminal Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia.

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. We and four of our hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. Both the Georgia Attorney General’s Office, on behalf of the State of Georgia, and the U.S. Attorney’s Office, on behalf of the United States, have intervened in the qui tam action. We submitted answers to the complaints filed by the relator, the State of Georgia and the United States on July 15, 2014 following the court’s denial of our motions to dismiss in June 2014. The parties have agreed to stay discovery in the case until March 31, 2015.

If we or our subsidiaries were determined to have violated the anti-kickback statutes, the government could require us to reimburse related government program payments received during the subject period, assess civil monetary penalties including treble damages, exclude individuals or subsidiaries from participation in federal healthcare programs, or seek criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. In a Bill of Information filed on July 23, 2014 with the U.S. District Court for the Northern District of Georgia, Atlanta Division, the U.S. Attorney for that District asserted charges of one count of criminal conspiracy against a former owner of HMM (a non-employee of Tenet) related to the agreements between HMM and the Tenet hospitals described above. In a separate Bill of Information also filed with the court on July 23, 2014, the U.S. Attorney asserted charges of one count of criminal conspiracy against a former employee of a Tenet hospital, but such charges relate to an unaffiliated entity. It is impossible at this time to predict with any certainty the amount and terms of any potential resolution of these matters; however, we believe the amount of the reserve established, as described below, continues to reflect our current estimate of probable liability. We will continue to vigorously defend against the government’s allegations.

Our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Management has established reserves of approximately $38 million in the aggregate for our potential obligations with respect to the CFPB investigation, all of the hospitals under review for their billing practices for cardiac defibrillator implantation procedures, and the Clinica de la Mama matters. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

The following previously reported governmental review was recently resolved:

•Kyphoplasty—From March 2009 through July 2010, seven of our hospitals became the subject of a review by the DOJ and certain other federal agencies regarding the appropriateness of inpatient treatment for Medicare patients receiving kyphoplasty, which is a surgical procedure used to treat certain spinal conditions. In January 2013, we paid $900,000 to settle claims against one of our hospitals subject to this review, and, in April 2014, we confirmed that another hospital is no longer the subject of investigation. In January 2015, we reached final agreement with the government to settle this matter with respect to the remaining five hospitals for approximately $2 million, which was fully reserved as of December 31, 2014.

Ordinary Course Matters

We are also subject to other claims and lawsuits arising in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor laws, tax audits and other matters. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material effect on our business or financial condition.

In addition, in October 2014, we received court approval of a final agreement to settle a previously disclosed class action lawsuit captioned Doe, et al. v. Jo Ellen Smith Medical Foundation, which was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs pursued a claim for tortious invasion of privacy due to the fact that in April 1996 patient identifying records from a psychiatric hospital we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The court certified a class of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) have been identified to date in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. In an effort to avoid protracted litigation, the parties settled this matter in June 2014 for a maximum potential payment of $32.5 million, subject to the number and type of claims asserted by the class members between January 15 and March 31, 2015. We made an initial deposit of $5.5 million into an escrow account in late November 2014. The settlement will be funded in amounts and on a schedule to be agreed to by the parties. Management has established a reserve of $11.5 million, recorded in discontinued operations, to reflect our current estimate of probable liability for this matter based on anticipated levels of class member participation.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2014, 2013 and 2012:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Year Ended December 31, 2014
Continuing operations	$64	$25	$(16)	$—	$73
Discontinued operations	6	18	(14)	—	10
	$70	$43	$(30)	$—	$83

Year Ended December 31, 2013
Continuing operations	$5	$31	$(10)	$38	$64
Discontinued operations	5	2	(1)	—	6
	$10	$33	$(11)	$38	$70

Year Ended December 31, 2012
Continuing operations	$49	$5	$(49)	$—	$5
Discontinued operations	17	—	(12)	—	5
	$66	$5	$(61)	$—	$10

For the years ended December 31, 2014, 2013 and 2012, we recorded net costs of $43 million, $33 million and $5 million, respectively, in connection with significant legal proceedings and governmental reviews. The amount for 2013 in the column entitled “Other” above relates to reserves assumed as part of our acquisition of Vanguard in October 2013.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current tax expense (benefit):
Federal	$(12)	$2	$(3)
State	18	4	11
	6	6	8
Deferred tax expense (benefit):
Federal	46	(56)	117
State	(3)	(15)	—
	43	(71)	117
	$49	$(65)	$125

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax for the year ended December 31, 2014 includes $34 million of expense related to the write off of expired unutilized state net operating loss carryforwards for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $34 million is included for the year ended December 31, 2014 to reflect the reduction in the valuation allowance.

	Year Ended December 31,
	2014	2013	2012
Tax expense at statutory federal rate of 35%	$52	$(55)	$117
State income taxes, net of federal income tax benefit	5	1	13
Expired state net operating losses, net of federal income tax benefit	34	—	—
Tax attributable to noncontrolling interests	(23)	(10)	(4)
Nondeductible acquisition costs	2	6	—
Nondeductible health insurance provider fee	3	—	—
Changes in valuation allowance	(20)	(2)	(5)
Change in tax contingency reserves, including interest	(2)	(7)	(1)
Prior-year provision to return adjustment and other changes in deferred taxes	(5)	3	3
Other items	3	(1)	2
	$49	$(65)	$125

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$847	$—	$681
Reserves related to discontinued operations and restructuring charges	28	—	20	—
Receivables (doubtful accounts and adjustments)	173	—	252	—
Deferred gain on debt exchanges	—	42	—	53
Accruals for retained insurance risks	329	—	335	—
Intangible assets	—	157	—	147
Other long-term liabilities	166	—	81	—
Benefit plans	451	—	294	—
Other accrued liabilities	83	—	97	—
Investments and other assets	—	4	—	27
Net operating loss carryforwards	659	—	708	—
Stock-based compensation	31	—	31	—
Other items	80	—	37	—
	2,000	1,050	1,855	908
Valuation allowance	(87)	—	(107)	—
	$1,913	$1,050	$1,748	$908

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2014	2013
Current portion of deferred income tax asset	$747	$692
Deferred income tax asset, net of current portion	116	148
Net deferred tax asset	$863	$840

During the year ended December 31, 2014, the valuation allowance decreased by $20 million primarily due to the expiration of unutilized state net operating loss carryforwards.  The remaining balance in the valuation allowance as of December 31, 2014 is $87 million. During the year ended December 31, 2013, the valuation allowance increased by $51 million, $34 million due to the acquisition of Vanguard and $17 million primarily due to the adjustment of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance. During the year ended December 31, 2012, we reduced the valuation allowance by an additional $5 million based on 2012 profits and projected profits for 2013.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the year ended December 31, 2014. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2014,  2013 and 2012.

	Continuing	Discontinued
	Operations	Operations	Total
Balance at December 31, 2011	$34	1	$35
Additions for prior-year tax positions	—	—	—
Reductions for tax positions of prior years	(2)	—	(2)
Additions for current-year tax positions	2	—	2
Reductions for current-year tax positions	—	—	—
Reductions due to settlements with taxing authorities	(3)	—	(3)
Reductions due to a lapse of statute of limitations	—	—	—
Balance at December 31, 2012	31	1	32
Additions for prior-year tax positions	15	—	15
Reductions for tax positions of prior years	—	—	—
Additions for current-year tax positions	3	—	3
Reductions for current-year tax positions	—	—	—
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to a lapse of statute of limitations	(6)	(1)	(7)
Balance at December 31, 2013	43	$—	43
Additions for prior-year tax positions	—	—	—
Reductions for tax positions of prior years	(1)	—	(1)
Additions for current-year tax positions	1	—	1
Reductions for current-year tax positions	—	—	—
Reductions due to settlements with taxing authorities	—	—	—
Reductions due to a lapse of statute of limitations	(5)	—	(5)
Balance at December 31, 2014	$38	$—	$38

The total amount of unrecognized tax benefits as of December 31, 2014 was $38 million, of which $31 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2014 includes a benefit of $6 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2013 was $43 million, of which $34 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2013 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2012 was $32 million which, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations. Income tax expense in the year ended December 31, 2012 includes expense of $3 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2014 were $4 million, all of which related to continuing operations.

The Internal Revenue Service (“IRS”) has completed audits of our tax returns for all tax years ending on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before June 30, 2004. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007, and Vanguard’s tax returns for fiscal years ended after June 30, 2004 remain subject to examination by the IRS.

As of December 31, 2014, approximately $2 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2014, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.6 billion pretax expiring in 2024 to 2033, (2) approximately $28 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $19 million expiring in 2023 through 2034, and (4) state NOL carryforwards of $3.3 billion expiring in 2014 through 2033 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $18 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 17. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the years ended December 31, 2014, 2013 and 2012. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

		Weighted
	Net Income	Average
	(Loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2014
Net income attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$34	97,801	$0.35
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,486	(0.01)
Net income attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$34	100,287	$0.34

Year Ended December 31, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$(123)	101,648	$(1.21)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(123)	101,648	$(1.21)

Year Ended December 31, 2012
Net income attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$185	104,200	$1.77
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	4,726	(0.07)
Net income attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$185	108,926	$1.70

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the year ended December 31, 2013 because we did not report income from continuing operations in the period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in that period, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 2,310. Stock options (in thousands) whose exercise price exceeded the average market price of our common stock and, therefore, were not included in the computation of diluted shares for the years ended December 31, 2013 and 2012 were 755 and 2,876 shares, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	60	54	5	1
	$64	$56	$7	$1

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	62	23	38	1
	$65	$24	$40	$1

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

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$23	$—	$23	$—

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$44	$—	$44	$—

As described in Note 5, we recorded impairment charge in continuing operations of $20 million and $12 million in the years ended December 31, 2014 and 2013, respectively, for the write-down of buildings, equipment and other long-lived assets of one of our hospitals to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

The fair value of our long-term debt is based on quoted market prices (Level 1). At December 31, 2014 and 2013, the estimated fair value of our long-term debt was approximately  105.0% and  103.5%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas, and completed our acquisition of Emanuel Medical Center, a 209-bed hospital in Turlock, California, located approximately 100 miles southeast of San Francisco. We also acquired five ambulatory surgery centers, three urgent care centers, one diagnostic imaging center, SPi Healthcare, a provider of revenue cycles management, health information management and software solutions, and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $428 million.

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

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, primarily for several recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the year ended December 31, 2014,  we completed the analysis required to finalize the purchase price allocation for our acquisition of Vanguard. We have revised our Consolidated Balance Sheet as of December 31, 2013 and the related footnote disclosures to reflect the impact of these adjustments. During the years ended December 31, 2014 and 2013, we made adjustments to purchase price allocations for businesses acquired in 2013 and 2012 (other than Vanguard) that increased goodwill by approximately $7 million and $5 million, respectively.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current assets	$34	$980
Property and equipment	113	2,890
Other intangible assets	46	213
Goodwill	340	2,645
Other long-term assets	2	160
Current liabilities	(30)	(1,205)
Deferred tax liabilities	(18)	(116)
Long-term liabilities	(23)	(3,725)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(21)	(268)
Noncontrolling interests	(15)	(49)
Net cash paid	$428	$1,515
Gain on business combination	$—	$10

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $16 million in transaction costs related to prospective and closed acquisitions were expensed during the year ended December 31, 2014, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statement of Operations.

Included in equity earnings of unconsolidated affiliates for the year ended December 31, 2013 is $10 million of earnings associated with stepping up our basis in a previously held investment in an ambulatory surgery center in which we acquired a controlling interest and are now consolidating.

Pro Forma Information - Unaudited

The following table provides certain pro forma financial information for Tenet as if the Vanguard Health Systems acquisition had occurred at the beginning of the year ended December 31, 2012.

	Year Ended December 31,
	2013	2012

Net operating revenues	$15,459	$15,140
Net income (loss) from continuing operations, before income taxes	$(433)	$294

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

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals and outpatient facilities. We also own various related healthcare businesses. At December 31, 2014, our subsidiaries operated 80 hospitals with a total of 20,814 licensed beds, primarily serving urban and suburban communities in 14 states, as well as 210 outpatient centers and six health plans.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At December 31, 2014, Conifer provided services to approximately 800 Tenet and non-Tenet hospitals and other clients nationwide.

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

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2014	2013	2012
Assets:
Hospital Operations and other	$17,212	$15,865	$8,825
Conifer	929	585	219
Total	$18,141	$16,450	$9,044

	Year Ended December 31,
	2014	2013	2012
Capital expenditures:
Hospital Operations and other	$908	$670	$495
Conifer	25	21	13
Total	$933	$691	$508

Net operating revenues:
Hospital Operations and other	$16,013	$10,587	$9,002
Conifer
Tenet	591	404	371
Other customers	602	515	117
	17,206	11,506	9,490
Intercompany eliminations	(591)	(404)	(371)
Total	$16,615	$11,102	$9,119

Adjusted EBITDA:
Hospital Operations and other	$1,749	$1,210	$1,098
Conifer	203	132	105
Total	$1,952	$1,342	$1,203

Depreciation and amortization:
Hospital Operations and other	$824	$526	$420
Conifer	25	19	10
Total	$849	$545	$430

Adjusted EBITDA	$1,952	$1,342	$1,203
Depreciation and amortization	(849)	(545)	(430)
Impairment and restructuring charges, and acquisition-related costs	(153)	(103)	(19)
Litigation and investigation costs	(25)	(31)	(5)
Interest expense	(754)	(474)	(412)
Loss from early extinguishment of debt	(24)	(348)	(4)
Investment earnings	—	1	1
Net income (loss) from continuing operations before income taxes	$147	$(158)	$334

NOTE 21. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations in FASB Accounting Standards Codification Subtopic 205-20, such that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position, as well as additional disclosures about discontinued operations. Additionally, ASU 2014-08 requires disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements and expands the disclosures about an entity’s significant continuing involvement with a discontinued operation. This guidance will be effective for us beginning in 2015.

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

NOTE 22.  SUBSEQUENT EVENTS

In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. At that time and as a result of CHI’s relationship with Tenet, CHI received an increase in its minority ownership position in Conifer to approximately 23.8%.  CHI’s ownership percentage in Conifer may experience a future one-time additional positive or negative adjustment after December 31, 2019 (to no more than 25% and no less than 20%)  as a result of significant changes in Tenet’s and CHI’s relative relationship with Conifer at such time. CHI’s ownership percentage was scheduled to increase to 9.03% on January 1, 2015 under the terms of our original agreement with CHI.

In connection with the settlement of the Valley Baptist put option, we acquired the remaining 49% non-controlling interest from the seller on February 11, 2015 in exchange for approximately $254 million in cash, which was applied to redeemable non-controlling interest with the difference between the payment and the carrying value of approximately $270 million recorded as additional paid-in capital. The redemption value of the put option was calculated pursuant to the terms of the operating agreement based on the operating results and the debt of the joint venture. As a result, we now own 100% of Valley Baptist as of February 11, 2015.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2014
	First	Second	Third	Fourth
Net operating revenues	$3,926	$4,042	$4,179	$4,468
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(32)	$(26)	$9	$61
Net income (loss)	$(16)	$(7)	$18	$81
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$(0.33)	$(0.27)	$0.09	$0.62
Diluted	$(0.33)	$(0.27)	$0.09	$0.61

	Year Ended December 31, 2013
	First	Second	Third	Fourth
Net operating revenues	$2,387	$2,422	$2,408	$3,885
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(88)	$(50)	$28	$(24)
Net income (loss)	$(83)	$(43)	$36	$(14)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$(0.85)	$(0.49)	$0.28	$(0.24)
Diluted	$(0.85)	$(0.49)	$0.27	$(0.24)

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is set forth on page 100 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 101 herein.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our Standards of Conduct, by which all of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item I, Business — Compliance and Ethics, of Part I of this report.

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

ITEM 13. .  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 103 through 145.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 156).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(2)Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Agreement and Plan of Merger, dated as of June 24, 2013, by and among the Registrant, Orange Merger Sub, Inc. and Vanguard Health Systems, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed June 24, 2013)

(3)Articles of Incorporation and Bylaws

(a)

Amended and Restated Articles of Incorporation of the Registrant, as amended and restated May 8, 2008 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 5, 2008)

(b)

Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock, par value $0.15 per share, dated January 7, 2011 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

(c)

Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State effective October 10, 2012 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, dated October 10, 2012 and filed October 11, 2012)

(d)

Amended and Restated Bylaws of the Registrant, as amended and restated effective January 7, 2011 (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K, dated and filed January 7, 2011)

(4)Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(b)

Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee, relating to 6⅞% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated November 6, 2001 and filed November 9, 2001)

(c)

Twelfth Supplemental Indenture, dated as of August 17, 2010, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 8% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed August 17, 2010)

(d)

Fourteenth Supplemental Indenture, dated as of November 21, 2011, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6¼% Senior Secured Notes due 2018 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated November 21, 2011 and filed November 22, 2011)

(e)

Fifteenth Supplemental Indenture, dated as of October 16, 2012, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4¾% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 16, 2012)

(f)

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

Twentieth Supplemental Indenture, dated as of May 30, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating 4⅜% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated May 30, 2013 and filed May 31, 2013)

(i)

Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(j)

Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(k)

Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8⅛% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(l)

Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8⅛% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed October 1, 2013)

(m)

Twenty-Third Supplemental Indenture, dated as of March 10, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 5% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(n)

Twenty-Fourth Supplemental Indenture, dated as of September 29, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 5½% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed September 29, 2014)

(10)Material Contracts

(a)

Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b)

Amendment No. 1, dated as of November 29, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 29, 2011 and filed December 1, 2011)

(c)

Amendment No. 2, dated as of January 23, 2014, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)

(d)

Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(e)

Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(f)

Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(g)

Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(h)

Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(i)

Exchange and Registration Rights Agreement, dated as of March 10, 2014, between the Registrant and Barclays Capital Inc., as representative of the initial purchasers (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(j)

Exchange and Registration Rights Agreement, dated as of September 29, 2014, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed September 29, 2014)

(k)

Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(l)

Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(m)

Letter from the Registrant to Keith B. Pitts dated June 21, 2013 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)*

(n)

Letter from the Registrant to Britt T. Reynolds, dated December 15, 2011 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012)*

(o)

Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(p)

Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(q)

Tenet Second Amended and Restated Executive Severance Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(r)

Tenet Healthcare Corporation Seventh Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(f) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(s)

Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(t)	Third Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2015 *†

(u)

Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(v)

Form of Stock Award used to evidence grants of stock options and/or restricted units under the  Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(w)

Fifth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective February 26, 2014 (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, filed May 23, 2014)*

(x)

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

Award Agreement, dated June 13, 2013, used to evidence grant of performance-based restricted stock units to Trevor Fetter under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 6, 2013)*

(z)

Form of Award used to evidence grants of performance cash awards under the Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit (ee) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(aa)	Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(bb)

Second Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(k) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(cc)	Fifth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective November 6, 2013*†

(dd)

Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)Subsidiaries of the Registrant†

(23)Consent of Deloitte & Touche LLP†

(31)Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, President and Chief Executive Officer†

(b)	Certification of Daniel J. Cancelmi, Chief Financial Officer†

(32)Section 1350 Certifications of Trevor Fetter, President and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer†

(101 INS)XBRL Instance Document

(101 SCH)XBRL Taxonomy Extension Schema Document

(101 CAL)XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)XBRL Taxonomy Extension Presentation Linkbase Document

________________________________________

*Management contract or compensatory plan or arrangement.

†Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: February 23, 2015	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2015	By:	/s/ TREVOR FETTER
Trevor Fetter President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 23, 2015	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Chief Financial Officer (Principal Financial Officer)

Date: February 23, 2015	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Date: February 23, 2015	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director

Date: February 23, 2015	By:	/s/ KAREN M. GARRISON
Karen M. Garrison Director

Date: February 23, 2015	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Director

Date: February 23, 2015	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director

Date: February 23, 2015	By:	/s/ FREDA C. LEWIS-HALL, M.D.
Freda C. Lewis-Hall, M.D. Director

Date: February 23, 2015	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Date: February 23, 2015	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Director

Date: February 23, 2015	By:	/s/ JAMES A. UNRUH
James A. Unruh Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at					Balance at
	Beginning	Costs and	Other		Other	End of
	of Period	Expenses(1)(2)	Accounts	Deductions(3)	Items(4)	Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$589	$1,305	$—	$(1,042)	$—	$852
Year ended December 31, 2013	$401	$975	$—	$(787)	$—	$589
Year ended December 31, 2012	$397	$789	$—	$(785)	$—	$401

Valuation allowance for deferred tax assets
Year ended December 31, 2014	$107	$(20)	$—	$—	$—	$87
Year ended December 31, 2013	$56	$23	$(1)	$—	$29	$107
Year ended December 31, 2012	$61	$(5)	$—	$—	$—	$56

(1)	Includes amounts recorded in discontinued operations.
(2)	Before considering recoveries on accounts or notes previously written off.
(3)	Accounts written off.
(4)	Vanguard acquisition.