Form 10-Q
period 2015-03-31
TENET HEALTHCARE CORP
filed 2015-05-04
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At April 30, 2015, there were 99,223,484 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$185	$193
Accounts receivable, less allowance for doubtful accounts ($902 at March 31, 2015 and $852 at December 31, 2014)	2,468	2,404
Inventories of supplies, at cost	268	276
Income tax receivable	2	2
Current portion of deferred income taxes	718	747
Assets held for sale	337	2
Other current assets	1,146	1,093
Total current assets	5,124	4,717
Investments and other assets	355	384
Deferred income taxes, net of current portion	66	116
Property and equipment, at cost, less accumulated depreciation and amortization ($4,479 at March 31, 2015 and $4,478 at December 31, 2014)	7,528	7,733
Goodwill	3,874	3,913
Other intangible assets, at cost, less accumulated amortization ($692 at March 31, 2015 and $671 at December 31, 2014)	1,478	1,278
Total assets	$18,425	$18,141

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$400	$—
Current portion of long-term debt	110	112
Accounts payable	1,098	1,179
Accrued compensation and benefits	671	852
Professional and general liability reserves	188	189
Accrued interest payable	268	194
Liabilities held for sale	45	—
Other current liabilities	954	1,051
Total current liabilities	3,734	3,577
Long-term debt, net of current portion	11,824	11,695
Professional and general liability reserves	524	492
Defined benefit plan obligations	629	633
Other long-term liabilities	534	558
Total liabilities	17,245	16,955
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	208	401
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 146,346,935 shares issued at March 31, 2015 and 145,578,735 shares issued at December 31, 2014	7	7
Additional paid-in capital	4,751	4,614
Accumulated other comprehensive loss	(179)	(182)
Accumulated deficit	(1,363)	(1,410)
Common stock in treasury, at cost, 47,183,241 shares at March 31, 2015 and 47,196,902 shares at December 31, 2014	(2,377)	(2,378)
Total shareholders’ equity	839	651
Noncontrolling interests	133	134
Total equity	972	785
Total liabilities and equity	$18,425	$18,141

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,791	$4,306
Less: Provision for doubtful accounts	363	380
Net operating revenues	4,428	3,926
Operating expenses:
Salaries, wages and benefits	2,125	1,921
Supplies	687	628
Other operating expenses, net	1,093	999
Electronic health record incentives	(6)	(9)
Depreciation and amortization	207	193
Impairment and restructuring charges, and acquisition-related costs	29	21
Litigation and investigation costs	3	3
Operating income	290	170
Interest expense	(199)	(182)
Net income (loss) from continuing operations, before income taxes	91	(12)
Income tax benefit (expense)	(16)	1
Net income (loss) from continuing operations, before discontinued operations	75	(11)
Discontinued operations:
Loss from operations	(1)	(8)
Litigation and investigation costs	3	—
Income tax benefit (expense)	(1)	3
Net income (loss) from discontinued operations	1	(5)
Net income (loss)	76	(16)
Less: Net income attributable to noncontrolling interests	29	16
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$47	$(32)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$46	$(27)
Net income (loss) from discontinued operations, net of tax	1	(5)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$47	$(32)
Earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.47	$(0.28)
Discontinued operations	0.01	(0.05)
	$0.48	$(0.33)
Diluted
Continuing operations	$0.46	$(0.28)
Discontinued operations	0.01	(0.05)
	$0.47	$(0.33)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	98,699	97,161
Diluted	100,872	97,161

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$76	$(16)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	3	1
Unrealized gains on securities held as available-for-sale	1	—
Other comprehensive income before income taxes	4	1
Income tax expense related to items of other comprehensive income	(1)	—
Total other comprehensive income, net of tax	3	1
Comprehensive net income (loss)	79	(15)
Less: Comprehensive income attributable to noncontrolling interests	29	16
Comprehensive net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$50	$(31)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$76	$(16)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	207	193
Provision for doubtful accounts	363	380
Deferred income tax expense (benefit)	12	(3)
Stock-based compensation expense	15	12
Impairment and restructuring charges, and acquisition-related costs	29	21
Litigation and investigation costs	3	3
Amortization of debt discount and debt issuance costs	7	7
Pre-tax (income) loss from discontinued operations	(2)	8
Other items, net	(8)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(484)	(557)
Inventories and other current assets	(74)	(60)
Income taxes	8	(2)
Accounts payable, accrued expenses and other current liabilities	(200)	29
Other long-term liabilities	28	13
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(33)	(30)
Net cash used in operating activities from discontinued operations, excluding income taxes	(4)	(14)
Net cash used in operating activities	(57)	(19)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(184)	(281)
Purchases of businesses or joint venture interests, net of cash acquired	(11)	(9)
Proceeds from sales of marketable securities, long-term investments and other assets	6	3
Other long-term assets	2	(4)
Net cash used in investing activities	(187)	(291)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(690)	(665)
Proceeds from borrowings under credit facility	820	430
Repayments of other borrowings	(32)	(24)
Proceeds from other borrowings	401	600
Deferred debt issuance costs	(4)	(11)
Distributions paid to noncontrolling interests	(11)	(11)
Contributions from noncontrolling interests	2	13
Purchase of noncontrolling interest	(254)	—
Proceeds from exercise of stock options	7	6
Other items, net	(3)	—
Net cash provided by financing activities	236	338
Net increase (decrease) in cash and cash equivalents	(8)	28
Cash and cash equivalents at beginning of period	193	113
Cash and cash equivalents at end of period	$185	$141
Supplemental disclosures:
Interest paid, net of capitalized interest	$(117)	$(105)
Income tax refunds (payments), net	$1	$(1)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. At March 31, 2015, we operated 80 hospitals  (one of which is temporarily closed for repairs),  215 outpatient centers, six health plans and Conifer Holdings, Inc. (“Conifer”), which provides healthcare business process services in the areas of revenue cycle management, value-based care and patient communications.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been adjusted to conform to the current-year presentation.

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended
	March 31,
	2015	2014
General Hospitals:
Medicare	$915	$857
Medicaid	386	292
Managed care	2,469	2,190
Indemnity, self-pay and other	424	447
Acute care hospitals — other revenue	15	19
Other:
Other operations	582	501
Net operating revenues before provision for doubtful accounts	$4,791	$4,306

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $185 million and $193 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, our book overdrafts were approximately $226 million and $264 million, respectively, which were classified as accounts payable.

At March 31, 2015 and December 31, 2014, approximately $117 million and $104 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at March 31, 2015 and December 31, 2014, we had $89 million and $150 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $52 million and $112 million, respectively, were included in accounts payable.

During the three months ended March 31, 2015 and 2014, we entered into non-cancellable capital leases of approximately $33 million and $52 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At March 31, 2015:
Capitalized software costs	$1,400	$(589)	$811
Long-term debt issuance costs	249	(57)	192
Trade names	106	—	106
Contracts	290	(13)	277
Other	125	(33)	92
Total	$2,170	$(692)	$1,478

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2014:
Capitalized software costs	$1,412	$(586)	$826
Long-term debt issuance costs	245	(49)	196
Trade names	106	—	106
Contracts	57	(6)	51
Other	129	(30)	99
Total	$1,949	$(671)	$1,278

Estimated future amortization of intangibles with finite useful lives at March 31, 2015 was as follows:

		Years Ending December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
Amortization of intangible assets	$1,366	$196	$204	$153	$131	$111	$571

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2015	2014
Continuing operations:
Patient accounts receivable	$3,295	$3,178
Allowance for doubtful accounts	(902)	(851)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	121	125
Net cost reports and settlements payable and valuation allowances	(49)	(51)
	2,465	2,401
Discontinued Operations	3	3
Accounts receivable, net	$2,468	$2,404

At March 31, 2015 and December 31, 2014, our allowance for doubtful accounts was 27.4% and 26.8%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At March 31, 2015 and December 31, 2014, our allowance for doubtful accounts for self-pay was 80.3% and 78.0%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At March 31, 2015 and

December 31, 2014, our allowance for doubtful accounts for managed care was 6.4% and 6.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized in the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Estimated costs for:
Self-pay patients	$164	$189
Charity care patients	$36	$40
DSH and other supplemental revenues	$247	$154

At March 31, 2015 and December 31, 2014, we had approximately $412 million and $399 million, respectively, of receivables recorded in other current assets and approximately $166 million and $212 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended March 31, 2015, we entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health. Baylor Scott & White Health will hold a majority ownership interest in the joint venture. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $337 million of assets of our North Texas hospitals as “assets held for sale” in current assets and $45 million of liabilities of our North Texas hospitals as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. The fair values were based on estimated net proceeds under the definitive joint venture agreement. There were no impairment charges recorded as a result of this anticipated transaction. The transaction is subject to customary closing conditions, including regulatory approvals.

Assets and liabilities classified as held for sale at March 31, 2015 were comprised of the following:

Accounts receivable	$55
Other current assets	41
Property and equipment	182
Goodwill	49
Other long-term assets	10
Current liabilities	(38)
Long-term liabilities	(7)
Net assets held for sale	$292

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $29 million, consisting of $6 million of employee severance costs, $3 million of restructuring costs, and $20 million in acquisition-related costs, which include $7 million of transaction costs and $13 million of acquisition integration charges.

During the three months ended March 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $21 million, consisting of $6 million of employee severance costs,  $5 million of restructuring costs, and $10 million in acquisition-related costs, which include $6 million of transaction costs and $4 million of acquisition integration charges.

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

At March 31, 2015, our continuing operations consisted of two reportable segments, our Hospital Operations and other and Conifer. Our Hospital Operations and other segment was structured as follows at March 31, 2015:

•	Our Central region included all of our hospitals and other operations in Missouri, New Mexico, Tennessee and Texas, except for those in the Resolute Health, San Antonio and South Texas markets;

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, Georgia, North Carolina and South Carolina;

•	Our Western region included all of our hospitals and other operations in Arizona and California;

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area;

•	Our Resolute Health market included our hospital and other operations in the New Braunfels, Texas area;

•	Our San Antonio market included all of our hospitals and other operations in the San Antonio, Texas area; and

•	Our South Texas market included all of our hospitals and other operations in the Brownsville and Harlingen, Texas areas.

Subsequent to March 31, 2015, we combined our Central Region with our Resolute Health, San Antonio and South Texas markets to create our new Texas Region. Our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

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

NOTE 5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT AND LEASE OBLIGATIONS

Interim Loan Agreement

During the three months ended March 31, 2015, we entered into a new interim loan agreement (the “Interim Loan Agreement”) providing for a 364-day secured term loan facility in the aggregate principal amount of $400 million. At March 31, 2015, we had $400 million aggregate principal amount of term loans outstanding under the Interim Loan Agreement. We used the proceeds of the term loans (i) to repay outstanding obligations under our Credit Agreement (defined below), and (ii) to pay certain costs, fees and expenses incurred in connection with entering into the Interim Loan Agreement.

Amounts that are borrowed under the Interim Loan Agreement that are repaid or prepaid may not be reborrowed. The maturity date of all outstanding loans made under the Interim Loan Agreement is March 23, 2016. Outstanding term loans accrue interest based on a minimum London Interbank Offered Rate of 1.00% plus a margin ranging from 3.50% to 4.25% per annum based on specific time periods set forth in the Interim Loan Agreement. Our outstanding term loans will accrue interest at 4.50% through July 22, 2015, at which time the interest rate, if the loans have not yet been repaid, will increase by 25 basis points. The loans and other obligations under the Interim Loan Agreement are guaranteed by, and secured by a junior pledge of the capital stock and other ownership interests of, certain of our domestic hospital subsidiaries on a junior lien basis with the liens securing our existing senior secured notes.

Long-Term Debt and Lease Obligations

The table below shows our long-term debt at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	350	220
Capital leases and mortgage notes	484	487
Unamortized note discounts and premium	(21)	(21)
Total long-term debt	11,934	11,807
Less current portion	110	112
Long-term debt, net of current portion	$11,824	$11,695

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2015, we had $350 million of cash borrowings outstanding under the Credit Agreement subject to an interest rate of 2.39%, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $646 million was available for borrowing under the Credit Agreement at March 31, 2015.

Letter of Credit Facility

On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our existing Credit Agreement, which we transferred to the LC Facility (the “Existing Letters of Credit”)), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2015, we had approximately $114 million of standby letters of credit outstanding under the LC Facility.

Senior Notes

In March 2014, we sold $600 million aggregate principal amount of 5% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on September 1, 2014. The net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement.

All of our senior notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described in our Annual Report, the obligations of our subsidiaries, and any obligations under our Credit Agreement, LC Facility and Interim Loan Agreement to the extent of the collateral. Our Annual Report also describes the covenants and conditions, as well as other provisions, including our redemption rights, set forth in the indentures governing our senior notes.

NOTE 6. GUARANTEES

At March 31, 2015, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $102 million. We had a total liability of $77 million recorded for these guarantees, $73 million in other current liabilities and $4 million in liabilities held for sale, at March 31, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2015, approximately 3.0 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the three months ended March 31, 2015 and 2014 includes $18 million and $12 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits in the accompanying Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2015:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2014	1,984,149	$24.42
Granted	—	—
Exercised	(77,658)	40.01
Forfeited/Expired	(36,438)	42.08
Outstanding at March 31, 2015	1,870,053	$23.43	$49	3.6	years
Vested and expected to vest at March 31, 2015	1,864,948	$23.38	$49	3.6	years
Exercisable at March 31, 2015	1,579,102	$20.61	$46	3.7	years

There were 77,658 stock options exercised during the three months ended March 31, 2015 with an aggregate intrinsic value of less than $1 million, and 159,501 stock options exercised during the same period in 2014 with a $2 million aggregate intrinsic value.

At March 31, 2015, there were $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 10 months.

There were no stock options granted in the three months ended March 31, 2015 and 2014.

The following table summarizes information about our outstanding stock options at March 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	233,703	3.9	years	$4.56	233,703	$4.56
$4.57 to $25.089	957,583	4.7	years	20.96	945,083	20.90
$25.09 to $32.569	400,316	1.4	years	29.30	400,316	29.30
$32.57 to $42.089	278,451	2.9	years	39.31	—	—
	1,870,053	3.6	years	$23.43	1,579,102	$20.61

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2015:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2014	3,299,720	$40.99
Granted	1,656,633	45.42
Vested	(996,363)	37.37
Forfeited	(13,921)	41.20
Unvested at March 31, 2015	3,946,069	$44.48

In the three months ended March 31, 2015, we granted 1,083,418 restricted stock units subject to time-vesting of which 1,055,218 will vest and be settled ratably over a three-year period from the date of the grant and 28,200 will vest 100% on the fifth anniversary of the grant date. In addition, the newest member of our Board of Directors (who was appointed in March 2015) received an initial grant of 1,311 restricted stock units that vested immediately, but will not settle until her separation from the board, as well as a prorated annual grant of 526 restricted stock units that vested immediately, but will not settle until the earlier of three years from the date of grant or her separation from the board. Also, we granted 304,356 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2015. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 304,356 units granted, depending on our level of achievement with respect to the performance goal.

In the three months ended March 31, 2014, we granted 966,283 restricted stock units subject to time-vesting, of which 918,924 will vest and be settled ratably over a three-year period from the grant date and 47,359 will vest 100% on the fifth anniversary of the grant date. In addition, we granted 270,692 performance-based restricted stock units to certain of our senior officers. Based on our level of achievement with respect to the target performance goal for the year ended December 31, 2014, a total of 537,714 performance-based restricted stock units (or 200% of the initial grant) will vest ratably over a three-year period from the grant date.

At March 31, 2015, there were $155 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.8 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2015 and 2014 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income	—	—	—	—	47	—	8	55
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests	—	—	129	—	—	—	—	129
Stock-based compensation expense and issuance of common stock	782	—	8	—	—	1	—	9
Balances at March 31, 2015	99,164	$7	$4,751	$(179)	$(1,363)	$(2,377)	$133	$972

Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	—	—	—	—	(32)	—	5	(27)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	1	—	—	—	1
Purchases (sales) of businesses and noncontrolling interests	—	—	—	—	—	—	5	5
Stock-based compensation expense and issuance of common stock	725	—	4	—	—	—	—	4
Balances at March 31, 2014	97,585	$7	$4,576	$(23)	$(1,454)	$(2,378)	$126	$854

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

When we acquired Vanguard Health Systems, Inc. (“Vanguard”) in October 2013, we obtained a 51% controlling interest in a limited liability company that held the assets and liabilities of Valley Baptist Health System (“Valley Baptist”), which consists of two hospitals in Brownsville and Harlingen, Texas. The remaining 49% noncontrolling interest in the joint venture was held by the former owner of Valley Baptist (the “seller”). The joint venture operating agreement included a put option that would allow the seller to require us to purchase all or a portion of the seller’s remaining noncontrolling interest in the limited liability company at certain specified time periods. In connection with the seller’s exercise and the settlement of the put option, we acquired the remaining 49% noncontrolling interest from the seller on February 11, 2015 in exchange for approximately $254 million in cash, which was applied to redeemable noncontrolling interest, with the difference between the payment and the carrying value of approximately $270 million recorded as additional paid-in capital. The redemption value of the put option was calculated pursuant to the terms of the operating agreement based on the operating results and the debt of the joint venture. As a result, we now own 100% of Valley Baptist.

In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. At that time and as a result of CHI’s relationship with Tenet, CHI received an increase in its minority ownership position in Conifer Health Solutions, LLC to approximately 23.8%, resulting in an increase in our redeemable noncontrolling interest of approximately $47 million.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Balances at beginning of period	$401	$340
Net income	21	11
Distributions paid to noncontrolling interests	(1)	(1)
Contributions from noncontrolling interests	1	10
Purchases and sales of businesses and noncontrolling interests, net	(214)	—
Balances at end of period	$208	$360

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At March 31, 2015 and December 31, 2014, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $712 million and $681 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.71% at March 31, 2015 and 1.97% at December 31, 2014.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $89 million and $49 million for the three months ended March 31, 2015 and 2014, respectively.

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

Governmental Reviews and Lawsuits

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. Certain of our individual facilities and Conifer have received inquiries from government agencies, and our facilities may receive such inquiries in future periods. The following material governmental reviews and lawsuits, which have been previously reported, are currently pending.

•

Clinica de la Mama Investigations and Qui Tam Action—As previously reported, we received a subpoena in May 2012 from the Office of Inspector General (“OIG”) of U.S. Department of Health and Human Services in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that certain of our Georgia and South Carolina hospitals had with Hispanic Medical Management, Inc. (“HMM”). HMM was an unaffiliated entity that owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil investigation is being conducted by the Civil Division of the U.S. Department of Justice (“DOJ”), the U.S. Attorney’s Office for the Middle District of Georgia and the Georgia Attorney General’s Office, while a parallel criminal investigation is being conducted by the Criminal Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia.

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. We and four of our hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. Both the Georgia Attorney General’s Office, on behalf of the State of Georgia, and the U.S. Attorney’s Office, on behalf of the United States, have intervened in the qui tam action. We submitted answers to the complaints filed by the relator, the State of Georgia and the United States in July 2014 following the court’s denial of our motions to dismiss in June 2014. This civil matter has since been stayed pending further proceedings in the criminal case described below.

In a Bill of Information filed on July 23, 2014 with the U.S. District Court for the Northern District of Georgia, Atlanta Division, the U.S. Attorney for that District asserted charges of one count of criminal conspiracy against a former owner of HMM (a non-employee of Tenet) related to the agreements between HMM and the Tenet hospitals described above. In a separate Bill of Information also filed with the court on July 23, 2014, the U.S. Attorney asserted charges of  one count of criminal conspiracy against a former employee of a Tenet hospital, but such charges relate to an unaffiliated entity. On April 10, 2015, the DOJ informed us that our four hospital subsidiaries that are defendants in the qui tam action have also been designated as targets of the government’s criminal investigation.

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

•

Implantable Cardioverter Defibrillators (“ICDs”)—We are engaged in potential settlement discussions with the DOJ to resolve an investigation to determine whether ICD procedures performed at 56 of our hospitals from 2002 to 2010 complied with Medicare coverage requirements. It is impossible at this time to predict with any certainty the outcome of those discussions or the amount of any potential resolution. However, based on current discussions, in the three months ended March 31, 2015, management adjusted the reserve previously established for this matter to reflect our current estimate of probable liability for all of the hospitals under review as part of the government’s examination, which commenced in March 2010.

•

Review of Conifer’s Debt Collection Activities—As previously reported, Syndicated Office Systems, LLC, a wholly owned indirect subsidiary of Conifer Health Solutions, LLC doing business under the name Central Financial Control (“CFC”), received a Civil Investigative Demand (“CID”) in August 2013 from the U.S. Consumer Financial Protection Bureau (“CFPB”) and, in July 2014, CFC received a second CID from the CFPB requesting additional information. In November 2014, the CFPB informed CFC’s external counsel that, based on its investigation, the CFPB believes CFC has not complied in limited instances with certain requirements of the federal consumer financial laws with respect to credit reporting and debt collection. In January 2015, CFC commenced informal discussions with the CFPB to resolve the agency’s investigation. In April 2015, as part of the ongoing discussions to resolve the investigation, the CFPB presented to CFC’s external counsel a draft consent order outlining the potential terms under which the CFPB might settle the investigation.

CFC is reviewing the proposed terms of the draft consent order and intends to engage in further discussions with the CFPB. Based on CFC’s initial settlement proposal, management established in the three months ended December 31, 2014 a reserve of $1.7 million to reflect its then-current estimate of CFC’s potential liability in connection with this matter. Given the preliminary and ongoing state of discussions, it is not possible at this time to predict the ultimate terms and conditions of any potential consent order negotiated between CFC and the CFPB. Although there can be no assurance that CFC and the CFPB will reach an agreement, the Company believes, based on current information, that the ultimate resolution of this matter, including any civil litigation resulting from the consent order, will not have a material adverse effect on the consolidated results of operations, financial condition or cash flows of the Company and its subsidiaries.

Our analysis of each of these pending reviews is still ongoing, and we are unable to predict with any certainty the progress or final outcome of any discussions with government agencies at this time. Management has established reserves of approximately $34 million in the aggregate for our potential obligations with respect to the Clinica de la Mama matters, all of the hospitals under review for their billing practices for cardiac defibrillator implantation procedures, and the CFPB investigation. Changes in the reserves may be required in the future as additional information becomes available. We cannot predict the ultimate resolution of any governmental review, and the final amounts paid in settlement or otherwise, if any, could differ materially from our currently recorded reserves.

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

In addition, in October 2014, we received court approval of a final agreement to settle a previously disclosed class action lawsuit captioned Doe, et al. v. Jo Ellen Smith Medical Foundation, which was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs pursued a claim for tortious invasion of privacy due to the fact that in April 1996 patient identifying records from a psychiatric hospital we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The court certified a class of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) were identified in the class certification process. The plaintiffs have asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. In an effort to avoid protracted litigation, the parties settled this matter in June 2014 for a maximum potential payment of $32.5 million, subject to the number and type of claims asserted by the class members. We made an initial deposit of $5.5 million into an escrow account in late November 2014. The payment for all attorneys’ fees and costs and undisputed common damages claims is expected to be made in the near term. The payment for all undisputed individual damages claims is expected to be made in August 2015. Based on low class participation as of March 31, 2015 (the end of the claims period), management reduced the reserve previously established for this matter from $11.5 million at December 31, 2014 to $8.0 million, recorded in discontinued operations, to reflect our current estimate of probable liability.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2015 and 2014:

	Balances at	Litigation and		Balances at
	Beginning	Investigation	Cash	End of
	of Period	Costs	Payments	Period
Three Months Ended March 31, 2015
Continuing operations	$73	$3	$(15)	$61
Discontinued operations	10	(3)	—	7
	$83	$—	$(15)	$68

Three Months Ended March 31, 2014
Continuing operations	$64	$3	$(3)	$64
Discontinued operations	6	—	(6)	—
	$70	$3	$(9)	$64

For both the three months ended March 31, 2015 and 2014, we recorded costs of $3 million in continuing operations, primarily related to costs associated with various legal proceedings and governmental reviews. During the three months ended March 31, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

NOTE 11. INCOME TAXES

During the three months ended March 31, 2015, we recorded net income tax expense of $16 million in continuing operations, which included, among other things, $1 million of income tax expense to increase our valuation allowance for deferred tax assets and a $15 million income tax benefit related to amending Vanguard’s prior federal return. The increase in the valuation allowance related to an estimated decrease in the future utilization of certain state net operating loss carryovers.

During the three months ended March 31, 2015, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at March 31, 2015 was $38 million, of which

$31 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2015 were $4 million, all of which related to continuing operations.

At March 31, 2015, approximately $2 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the three months ended March 31, 2015 and 2014. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available
	(Loss) Attributable
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2015
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$46	98,699	$0.47
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,173	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$46	100,872	$0.46

Three Months Ended March 31, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for loss per share	$(27)	97,161	$(0.28)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(27)	97,161	$(0.28)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2014 because we did not report income from continuing operations in that period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in the three months ended March 31, 2014, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 1,984 shares.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves.

Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$1	$1	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	58	53	4	1
	$61	$54	$6	$1

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	60	54	5	1
	$64	$56	$7	$1

The fair value of our long-term debt is based on quoted market prices (Level 1). At March 31, 2015 and December 31, 2014, the estimated fair value of our long-term debt was approximately 104.3% and 105.0%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the three months ended March 31, 2015, we acquired two ambulatory surgery centers and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $11 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment and other intangible assets, for our recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

Preliminary purchase price allocations for the acquisitions made during the three months ended March 31, 2015 are as follows:

Current assets	$1
Property and equipment	3
Goodwill	20
Current liabilities	(2)
Long-term liabilities	(2)
Redeemable noncontrolling interests	(9)
Net cash paid	$11

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $7 million in transaction costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2015, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

NOTE 15. SEGMENT INFORMATION

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals and outpatient facilities. We also own various related healthcare businesses. At March 31, 2015, our subsidiaries operated 80 hospitals (one of which is temporarily closed for repairs), with a total of 20,826 licensed beds, primarily serving urban and suburban communities in 14 states, as well as 215 outpatient centers and six health plans.

We operate revenue cycle management and patient communications and engagement services businesses under our Conifer subsidiary. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. At March 31, 2015, Conifer provided services to approximately 800 Tenet and non-Tenet hospitals and other clients nationwide.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31,	December 31,
	2015	2014
Assets:
Hospital Operations and other	$17,276	$17,212
Conifer	1,149	929
Total	$18,425	$18,141

	Three Months Ended
	March 31,
	2015	2014
Capital expenditures:
Hospital Operations and other	$180	$273
Conifer	4	8
Total	$184	$281

Net operating revenues:
Hospital Operations and other	$4,246	$3,781
Conifer
Tenet	160	140
Other customers	182	145
Total Conifer revenues	342	285
	4,588	4,066
Intercompany eliminations	(160)	(140)
Total	$4,428	$3,926

Adjusted EBITDA:
Hospital Operations and other	$447	$339
Conifer	82	48
Total	$529	$387

Depreciation and amortization:
Hospital Operations and other	$196	$188
Conifer	11	5
Total	$207	$193

Adjusted EBITDA	$529	$387
Depreciation and amortization	(207)	(193)
Impairment and restructuring charges, and acquisition-related costs	(29)	(21)
Litigation and investigation costs	(3)	(3)
Interest expense	(199)	(182)
Net income (loss) from continuing operations before income taxes	$91	$(12)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is hospital operations and other, which is focused on operating acute care hospitals and outpatient facilities. We also operate revenue cycle management, patient communications and engagement services, and management services businesses through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day and per visit amounts). Continuing operations information includes the results of (i) our same 77 hospitals operated throughout the three months ended March 31, 2015 and 2014, (ii) Texas Regional Medical Center at Sunnyvale (“TRMC”), in which we acquired a majority interest on June 3, 2014, but only for the three months ended March 31, 2015, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  and (iv) Emanuel Medical Center, which we acquired on August 1, 2014, but only for the three months ended March 31, 2015. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Joint Venture with United Surgical Partners International and Acquisition of Aspen Healthcare—In March 2015, we entered into a definitive agreement with an entity controlled by Welsh, Carson, Anderson & Stowe (“Welsh Carson”) to combine our freestanding ambulatory surgery and imaging center assets with those of United Surgical Partners International, Inc. (“USPI”) into a new joint venture. Under the terms of the agreement, Tenet will initially own 50.1% of the joint venture and will consolidate its financial results, with a path to full ownership of the joint venture and USPI by 2020 through a put/call structure. The joint venture will have ownership interests in 244 ambulatory surgery centers, 16 short-stay surgical hospitals and 20 imaging centers in 29 states. The transaction is subject to regulatory review and customary closing conditions. We also entered into a definitive agreement to acquire from an entity controlled by Welsh Carson the operations of Aspen Healthcare Ltd., which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, subject to customary closing conditions.

Joint Venture with Baylor Scott & White Health—Also, in March 2015, we entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and TRMC – which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health. Baylor Scott & White Health will hold a majority ownership interest in the joint venture, and all five hospitals will operate under the Baylor Scott & White Health brand. The transaction is subject to regulatory review and customary closing conditions.

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

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues, and to expand our Conifer services business, through organic growth, acquisitions and strategic partnerships.

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. In March 2015, we announced that we will combine our freestanding ambulatory surgery and imaging center assets with those of USPI into a new joint venture owned by us and Welsh Carson, a private equity firm that specializes in healthcare investments. The joint venture will have ownership interests in 244 ambulatory surgery centers, 16 short-stay surgical hospitals and 20 imaging centers in 29 states. We have also entered into a definitive agreement to acquire from an entity controlled by Welsh Carson the operations of Aspen Healthcare Ltd., which operates nine private short-stay surgical hospitals and clinics in the United Kingdom. In addition, also in March 2015, we entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of five North Texas hospitals: Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and TRMC–  which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health. The joint venture will focus on delivering integrated, value-based care to select communities in Rockwall, Collin and Dallas counties. Baylor Scott & White Health will hold a majority ownership interest in the joint venture. During the three months ended March 31, 2015, we also opened two urgent care centers and purchased two ambulatory surgery centers.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended March 31, 2015, we derived approximately 36% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. In addition, we expect that our new national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. Conifer provides services to approximately 800 Tenet and non-Tenet hospital and other clients nationwide. We believe this business has the potential over time to generate high margins and improve our results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals and independent physician associations, clients for these services include health plans, self-insured employers, government agencies and other entities. We also remain focused on developing, acquiring or entering into joint venture arrangements to establish new capabilities at Conifer. In October 2014, Conifer acquired SPi Healthcare, which provides revenue cycle solutions for independent and provider-owned physician practices, thereby increasing our ability to offer enterprise solutions to Conifer’s customers.  In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). In 2014, we recognized approximately $104 million of Medicare and Medicaid electronic health record (“EHR”) ARRA HIT incentives. During the three months ended March 31, 2015, we recognized approximately $6 million of Medicare and Medicaid EHR ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions are continuing to have a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to current levels. We believe our volumes were positively impacted in the three months ended March 31, 2015 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

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

Impact of Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have begun to extend insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At March 31, 2015, we operated hospitals in five of the states (Arizona, California, Illinois, Massachusetts and Michigan) that expanded their Medicaid programs in 2014 and one of the states (Pennsylvania) that expanded in 2015.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is important that we continue to make progress in successfully integrating the business and operations of the hospitals we acquired from Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013 into our business processes. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

RESULTS OF OPERATIONS—OVERVIEW

Selected Operating Statistics for All Continuing Operations Hospitals—The following table shows certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of our same 77 hospitals operated during the three months ended March 31, 2015 and 2014, as well as TRMC, Resolute Health Hospital, and Emanuel Medical Center hospitals, which we acquired or opened during 2014, but only in the 2015 period. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Total Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
	2015	2014	(Decrease)
Total admissions	208,333	194,273	7.2%
Adjusted patient admissions(1)	351,893	324,475	8.4%
Paying admissions (excludes charity and uninsured)	197,383	181,743	8.6%
Charity and uninsured admissions	10,950	12,530	(12.6)%
Admissions through emergency department	133,544	122,601	8.9%
Emergency department visits	741,533	665,002	11.5%
Total emergency department admissions and visits	875,077	787,603	11.1%
Surgeries — inpatient	53,710	51,576	4.1%
Surgeries — outpatient	121,934	110,706	10.1%
Total surgeries	175,644	162,282	8.2%
Patient days — total	975,912	929,164	5.0%
Adjusted patient days(1)	1,631,597	1,535,545	6.3%
Average length of stay (days)	4.68	4.78	(2.1)%
Average licensed beds	20,823	20,255	2.8%
Utilization of licensed beds(2)	52.1%	51.0%	1.1	%(3)
Total visits	2,145,344	1,947,687	10.1%
Paying visits (excludes charity and uninsured)	1,985,073	1,782,439	11.4%
Charity and uninsured visits	160,271	165,248	(3.0)%
Net inpatient revenues	$2,690	$2,440	10.2%
Net outpatient revenues	$1,505	$1,346	11.8%
Net inpatient revenue per admission	$12,912	$12,560	2.8%
Net inpatient revenue per patient day	$2,756	$2,626	5.0%
Net outpatient revenue per visit	$702	$691	1.6%
Net patient revenue per adjusted patient admission(1)	$11,921	$11,668	2.2%
Net patient revenue per adjusted patient day(1)	$2,571	$2,466	4.3%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(3)	The change is the difference between the amounts shown for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Operating Statistics on a Same-Hospital Basis—The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 77 hospitals operated during the three months ended March 31, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, are excluded.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Admissions, Patient Days and Surgeries	2015	2014	(Decrease)
Total admissions	203,815	194,273	4.9%
Adjusted patient admissions(1)	343,658	324,475	5.9%
Paying admissions (excludes charity and uninsured)	193,028	181,743	6.2%
Charity and uninsured admissions	10,787	12,530	(13.9)%
Admissions through emergency department	130,241	122,601	6.2%
Paying admissions as a percentage of total admissions	94.7%	93.6%	1.1	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.3%	6.4%	(1.1)	%(2)
Emergency department admissions as a percentage of total admissions	63.9%	63.1%	0.8	%(2)
Surgeries — inpatient	52,830	51,576	2.4%
Surgeries — outpatient	121,041	110,706	9.3%
Total surgeries	173,871	162,282	7.1%
Patient days — total	958,365	929,164	3.1%
Adjusted patient days(1)	1,599,685	1,535,545	4.2%
Average length of stay (days)	4.70	4.78	(1.7)%
Number of hospitals (at end of period)	77	77	—
Licensed beds (at end of period)	20,419	20,255	0.8%
Average licensed beds	20,416	20,255	0.8%
Utilization of licensed beds(3)	52.2%	51.0%	1.2	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between the amounts shown for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total same-hospital admissions increased by 9,542, or 4.9%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Total same-hospital surgeries increased by 7.1% in the three months ended March 31, 2015 compared to the same period in 2014, comprised of a 9.3% increase in outpatient surgeries primarily due to our outpatient development strategies and a 2.4% increase in inpatient surgeries. Our same-hospital emergency department admissions increased 6.2% in the three months ended March 31, 2015 compared to the same period in the prior year. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Charity and uninsured admissions decreased 13.9% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 on a same-hospital basis primarily due to Medicaid expansion in certain of the states in which we operate and increased health insurance exchange coverage.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Outpatient Visits	2015	2014	(Decrease)
Total visits	2,095,745	1,947,687	7.6%
Paying visits (excludes charity and uninsured)	1,939,257	1,782,439	8.8%
Charity and uninsured visits	156,488	165,248	(5.3)%
Emergency department visits	714,034	665,002	7.4%
Surgery visits	121,041	110,706	9.3%
Paying visits as a percentage of total visits	92.5%	91.5%	1.0	%(1)
Charity and uninsured visits as a percentage of total visits	7.5%	8.5%	(1.0)	%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Total same-hospital outpatient visits increased 148,058, or 7.6%, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014, which included 8.8% growth for paying visits. Approximately 91% of the growth in outpatient visits was organic.

Same-hospital outpatient surgery visits increased by 9.3% in the three months ended March 31, 2015 compared to the same period in 2014. Charity and uninsured outpatient visits decreased by 5.3% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 on a same-hospital basis primarily due to Medicaid expansion in certain of the states in which we operate and increased health insurance exchange coverage.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues	2015	2014	(Decrease)
Net operating revenues	$4,357	$3,926	11.0%
Revenues from charity and the uninsured	$261	$317	(17.7)%
Net inpatient revenues(1)	$2,648	$2,440	8.5%
Net outpatient revenues(1)	$1,469	$1,346	9.1%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $105 million and $141 million for the three months ended March 31, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $156 million and $176 million for the three months ended March 31, 2015 and 2014, respectively.

Net operating revenues increased by $431 million, or 11.0%, on a same-hospital basis in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to increases in inpatient and outpatient volumes, improved managed care pricing, increased net revenues related to the California provider fee program, and increased revenues from services provided by our Conifer subsidiary to third parties. Net operating revenues in the three months ended March 31, 2015 included $46 million of net revenues from the California provider fee program; we did not recognize any revenues related to this program during the three months ended March 31, 2014 because the current program had not yet been approved by CMS. Also, the 2015 period includes $23 million of incremental Texas Medicaid DSH revenues that relate to prior periods based on recently finalized funding levels. Net patient revenues increased by 8.7% in the three months ended March 31, 2015 compared to the same period in 2014. Revenues from charity and the uninsured decreased 17.7% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to Medicaid expansion in certain of the states in which we operate and increased health insurance exchange coverage.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2015	2014	(Decrease)
Net inpatient revenue per admission	$12,992	$12,560	3.4%
Net inpatient revenue per patient day	$2,763	$2,626	5.2%
Net outpatient revenue per visit	$701	$691	1.4%
Net patient revenue per adjusted patient admission(1)	$11,980	$11,668	2.7%
Net patient revenue per adjusted patient day(1)	$2,574	$2,466	4.4%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Net inpatient revenue per admission and net outpatient revenue per visit increased 3.4% and 1.4%, respectively, on a same-hospital basis in three months ended March 31, 2015 compared to the same period in 2014. Net inpatient revenue per admission reflects improved terms of our managed care contracts and the favorable impact of $46 million of net revenues from the California provider fee program; we did not recognize any revenues related to this program during the three months ended March 31, 2014 because the current program had not yet been approved by CMS. Also, the 2015 period includes $23 million of incremental Texas Medicaid DSH revenues that relate to prior periods based on recently finalized funding levels. Improved terms of our managed care contracts also favorably impacted net outpatient revenue per visit.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)
Provision for doubtful accounts	$356	$380	(6.3)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.6%	8.8%	(1.2)	%(1)

(1)	The change is the difference between the amounts shown for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Provision for doubtful accounts decreased by $24 million, or 6.3%, in the three months ended March 31, 2015 compared to the same period in 2014 on a same-hospital basis. The decrease in the provision for doubtful accounts primarily related to the decline in uninsured revenues due to the expansion of insurance coverage, partially offset by the impact of the $431 million increase in net operating revenues and a 30 basis point decrease in our self-pay collection rate for our 49 legacy Tenet hospitals operated during the three months ended March 31, 2015 and 2014, as well as greater amount of patient co-pays and deductibles. Our self-pay collection rate, which is the blended collection rate for uninsured and balance after insurance accounts receivable, was approximately 27.8% at March 31, 2015 and 28.1% at March 31, 2014.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,895	$1,750	8.3%
Supplies	674	628	7.3%
Other operating expenses	1,005	933	7.7%
Total	$3,574	$3,311	7.9%
Conifer
Salaries, wages and benefits	$193	$171	12.9%
Other operating expenses	67	66	1.5%
Total	$260	$237	9.7%
Total
Salaries, wages and benefits	$2,088	$1,921	8.7%
Supplies	674	628	7.3%
Other operating expenses	1,072	999	7.3%
Total	$3,834	$3,548	8.1%
Rent/lease expense(1)
Hospital Operations and other	$59	$52	13.5%
Conifer	3	6	(50.0)%
Total	$62	$58	6.9%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,181	$1,146	3.1%
Supplies per adjusted patient day	420	408	2.9%
Other operating expenses per adjusted patient day	546	527	3.6%
Total per adjusted patient day	$2,147	$2,081	3.2%
Salaries, wages and benefits per adjusted patient admission	$5,497	$5,421	1.4%
Supplies per adjusted patient admission	1,955	1,932	1.2%
Other operating expenses per adjusted patient admission	2,540	2,494	1.8%
Total per adjusted patient admission	$9,992	$9,847	1.5%

(1)	Included in other operating expenses.
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

Total selected operating expenses, which is defined as salaries, wages and benefits, supplies and other operating expenses, increased by 3.2% and 1.5% on a per adjusted patient day and per adjusted patient admission same-hospital basis, respectively, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our total selected operating expenses on a total company basis, including TRMC, Resolute Health Hospital, Emanuel Medical Center, Conifer, our health plans and our provider network based in Southern California, increased by 3.5% and 1.5% on a per adjusted patient day and per adjusted admission basis, respectively, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Salaries, wages and benefits per adjusted patient admission on a same-hospital basis increased by approximately 1.4% in the three months ended March 31, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased contract labor costs and increased health benefits costs in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Supplies expense per adjusted patient admission on a same-hospital basis increased by 1.2% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission on a same-hospital basis increased by 1.8% in the three months ended March 31, 2015 compared to the same period in 2014. This change is primarily due to increased system maintenance contract costs, higher medical fees related to a greater number of employed and contracted physicians, and increased malpractice expenses. Same-hospital malpractice expense was $39 million higher in the 2015 period compared to the 2014 period due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation, as well as an unfavorable adjustment of approximately $5 million due to a 26 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $3 million as a result of a 15 basis point decrease in the interest rate in the 2014 period.

Salaries, wages and benefits expense for Conifer increased by $22 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in employee headcount as a result of the growth in Conifer’s business, primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

The table below shows the pre-tax and after-tax impact on continuing operations for three months ended March 31, 2015 and 2014 of the following items:

	Three Months Ended
	March 31,
	2015	2014
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(29)	$(21)
Litigation and investigation costs	(3)	(3)
Pre-tax impact	$(32)	$(24)
Total after-tax impact	$(21)	$(15)
Diluted per-share impact of above items	$(0.21)	$(0.16)
Diluted earnings per share, including above items	$0.46	$(0.28)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $185 million at March 31, 2015, a decrease of $8 million from $193 million at December 31, 2014.

Significant cash flow items in the three months ended March 31, 2015 included:

•	Capital expenditures of $184 million;

•	Interest payments of $117 million;

•	$130 million of net borrowings under our revolving credit facility;

•	$99 million in aggregate annual 401(k) matching contributions and $141 million in annual incentive compensation payments, which were accrued as compensation expense in 2014;

•	$400 million of cash borrowings under our interim loan facility; and

•	A $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System.

Net cash used in operating activities was $57 million in the three months ended March 31, 2015 compared to $19 million in the three months ended March 31, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $142 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014;

•	$10 million less cash used in operating activities from discontinued operations;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014;

•	$12 million of net cash payments relating to the California provider fee program in the 2015 period compared to $10 million of net receipts in the 2014 period;

•	An increase of $3 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $12 million.

Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments.

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

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report. Should one or more of the risks and uncertainties described in our Annual Report or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

SOURCES OF REVENUE

We earn revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and self-pay patients (that is, patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The table below shows the sources of net patient revenues before provision for doubtful accounts for our continuing general hospitals, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended March 31,
			Increase
Net Patient Revenues from:	2015	2014	(Decrease)(1)
Medicare	21.8%	22.6%	(0.8)%
Medicaid	9.2%	7.7%	1.5%
Managed care	58.8%	57.8%	1.0%
Indemnity, self-pay and other	10.2%	11.9%	(1.7)%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

Our payer mix on an admissions basis for our continuing general hospitals, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
			Increase
Admissions from:	2015	2014	(Decrease)(1)
Medicare	28.0%	28.8%	(0.8)%
Medicaid	8.2%	11.0%	(2.8)%
Managed care	56.3%	52.1%	4.2%
Indemnity, self-pay and other	7.5%	8.1%	(0.6)%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Nearly 90 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three major programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP is also administered by the states and jointly funded and provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016, and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. In 2014, two federal appeals court panels issued conflicting rulings on whether U.S. Internal Revenue Service regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange (rather than a state-based exchange) are permissible. The U.S. Supreme Court is now considering the matter, and a ruling is expected in mid-2015. Any ruling or other action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows. Pending the Supreme Court’s decision on this issue, the government has stated that it will continue paying the subsidies to insurance companies on behalf of consumers in the 36 states that use the federal exchange. As of March 31, 2015, we operated hospitals in two states that run their own health insurance exchanges and 12 states that rely on the federal exchange.

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

Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. At March 31, 2015, 28 states and the District of Columbia have taken action to expand Medicaid, and six others are considering action to expand in the near future. We currently operate hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs and three of the states where Medicaid expansion is under discussion. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs.

We anticipate that healthcare providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2018, as the number of uninsured individuals declines. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of legal challenges to certain provisions (including the provisions regarding subsidies) of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, in Part I of our Annual Report.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues, including our general hospitals and other operations, for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2015 and 2014 are set forth in the following table:

	Three Months Ended
	March 31,
Revenue Descriptions	2015(1)	2014
Medicare severity-adjusted diagnosis-related group — operating	$457	$437
Medicare severity-adjusted diagnosis-related group — capital	42	40
Outliers	18	20
Outpatient	252	230
Disproportionate share	95	96
Direct Graduate and Indirect Medical Education(2)	56	64
Other(3)	14	4
Adjustments for prior-year cost reports and related valuation allowances	22	1
Total Medicare net patient revenues	$956	$892

(1)	Includes revenues of TRMC, Resolute Health Hospital and Emanuel Medical Center.
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

Medicare Hospital Appeals Settlement

During the year ended December 31, 2014, CMS offered hospitals an opportunity to settle certain Medicare inpatient claims in the appeals process or within the timeframe to request an appeal. Generally, the one-time settlement offer applies to payment denials for inpatient services on the basis that the services were reasonable and necessary, but treatment as an inpatient was not. All of our hospitals with claims that are eligible for settlement are accepting the settlement offer. The estimated cash value of the settlement for our hospitals’ claims is approximately $17 million. As of March 31, 2015 we had received approximately $15 million in settlement payments.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 18.8% and 16.6% of net patient revenues before provision for doubtful accounts at our continuing general hospitals for the three months ended March 31, 2015 and 2014, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2015  and 2014, our Medicaid revenues attributable to DSH and other supplemental revenues for our continuing operations were approximately $247 million and $154 million, respectively.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2015 and 2014 are set forth in the table below:

	Three Months Ended March 31,
	2015(1)		2014
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$85	$77	$41	$99
California	82	95	38	49
Texas	91	59	65	56
Illinois	28	10	24	6
Florida	24	43	44	19
Missouri	18	4	14	2
Georgia	17	9	22	8
Pennsylvania	17	48	18	47
Massachusetts	9	12	7	10
North Carolina	6	3	7	1
South Carolina	4	8	4	8
Alabama	3	—	4	—
Tennessee	2	8	2	6
Arizona	—	27	2	27
	$386	$403	$292	$338

(1)	Includes revenues of TRMC, Resolute Health Hospital and Emanuel Medical Center.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 17, 2015, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2016 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•

A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology would receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.7% market basket increase that result in a net market basket update of 1.9% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.6% and 0.2%, respectively; and

•	A documentation and coding recoupment reduction of 0.8% as required by the American Taxpayer Relief Act of 2012;

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	A 0.79% net increase in the capital federal MS-DRG rate; and

•	A decrease in the cost outlier threshold from $24,626 to $24,485.

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.3% increase in payments for hospitals in large urban areas (populations over one million). The proposed payment and policy changes result in an estimated 1.2% decrease in our annual IPPS payments, which yields an estimated reduction of approximately $30 million in our annual Medicare IPPS payments. Most of this decrease is due to an expected decline in Medicare UC-DSH reimbursement. Because of the uncertainty regarding the proposal and other factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Proposed Payment Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On April 24, 2015, CMS issued a proposed rule updating Medicare payment policies and rates for the Medicare inpatient psychiatric facility (“IPF”) prospective payment system for FFY 2016 (“IPF-PPS Proposed Rule”). The IPF‑PPS Proposed Rule includes the following proposed payment and policy change for IPFs:

•

A net payment increase for IPFs of 1.9%, which reflects a market basket increase of 2.7% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.6%, respectively; and

•	An increase in the outlier fixed-dollar loss threshold from $8,755 to $9,825.

At March 31, 2015, 21 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Proposed Rule will result in an estimated total increase in aggregate IPF payments of 1.6%, which includes an average 1.7% increase for IPF units in hospitals located in urban areas for FFY 2016. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the six months ended March 31, 2015, the annual impact of the payment and policy changes in the IPF-PPS Proposed Rule may result in an estimated increase in our Medicare revenues of approximately $1  million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On April 23, 2015, CMS issued a proposed rule updating Medicare payment policies and rates for the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system for FFY 2016 (“IRF-PPS Proposed Rule”). The IRF-PPS Proposed Rule includes the following payment and policy changes for IRFs:

•

A net payment increase for IRFs of 1.9%, which reflects a market basket increase of 2.7% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.6%, respectively; and

•	A two-year transition for the adoption of the newest Office of Management and Budget delineations for assigning the wage index to IRFs.

At March 31, 2015, we operated one freestanding IRF, and 14 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Proposed Rule will result in an estimated total increase in aggregate IRF payments of 1.7%, which includes an average 1.8% increase for freestanding urban IRFs and an average 1.6% increase for IRF units in hospitals located in urban areas for FFY 2016. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the six months ended March 31, 2015, the annual impact of the payment and policy changes in the IRF-PPS Proposed Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix, the related effects of compliance with admission criteria, and potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of these changes.

The Medicare Access and CHIP Reauthorization Act of 2015

On April 16, 2015, the President signed the Medicare Access and CHIP Reauthorization Act of 2015, which makes numerous changes to Medicare, Medicaid, and other healthcare and related programs, as well as averts a 21% reduction to Medicare payments under the Medicare Physician Fee Schedule (“MPFS”) that was scheduled to take effect on April 1, 2015. Significant provisions of the legislation include:

•	Freezing MPFS payment rates at current levels for the period from April 1 through June 30, 2015, and then increasing the rates by 0.5% for services furnished during the last six months of 2015;

•	Replacing the Sustainable Growth Rate formula with new systems for establishing the annual updates to payment rates for physicians’ services in Medicare; specifically,

•	Payments made under the MPFS will increase by 0.5% per year for services furnished during calendar years 2016 through 2019;

•

Payment rates for services on the physician fee schedule will remain at the 2019 level through 2025, but the amounts paid to individual providers will be subject to adjustment through one of two mechanisms, depending on whether the physician chose to participate in the Merit-Based Incentive Payment System or an Alternative Payment Model (“APM”) program; and

•

For 2026 and subsequent years, there will be two payment rates for services on the physician fee schedule; for providers paid through an APM program, payment rates will be increased each year by 0.75%, while payment rates for other providers will be increased each year by 0.25%;

•	Temporarily extending through 2017 the CHIP and a number of other expiring provisions, some of which increase payments to hospitals, physicians and ambulance providers;

•	Delaying by one year the effective date and revising the reductions to Medicaid DSH allotments to states as required by the Affordable Care Act from FFY 2017 to 2018;

•

Extending through the remainder of FFY 2015 the two-midnight rule regarding certain medical patient status review activities conducted by Medicare Administrative Contractors and Recovery Audit Contractors;

•

Making permanent a subsidy of Part B premiums for certain low-income Medicare beneficiaries and the availability of up to one year of additional Medicaid benefits for certain low-income families who would otherwise lose such coverage; and

•

Partially offsetting the budgetary cost of these provisions—largely by reducing updates to Medicare’s payment rates for services furnished by hospitals and providers of post-acute care, and by increasing premiums paid by Medicare enrollees who have relatively high income.

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

The amount of our managed care net patient revenues during the three months ended March 31, 2015 and 2014 was $2.5 billion and $2.2 billion, respectively. Approximately 61% of our managed care net patient revenues for the three months ended March 31, 2015 was derived from our top ten managed care payers. National payers generated approximately 49% of our total net managed care revenues. The remainder comes from regional or local payers. At both March 31, 2015 and December 31, 2014, approximately 60% of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2015, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $14 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. In the three months ended March 31, 2015, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 72% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At March 31, 2015 and December 31, 2014, approximately 6% and 7%, respectively, of our net accounts receivable related to continuing operations were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized, in the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Estimated costs for:
Self-pay patients	$164	$189
Charity care patients	$36	$40
DSH and other supplemental revenues	$247	$154

The expansion of health insurance coverage has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues:
General hospitals	$4,209	$3,805
Other operations	582	501
Net operating revenues before provision for doubtful accounts	4,791	4,306
Less provision for doubtful accounts	363	380
Net operating revenues	4,428	3,926
Operating expenses:
Salaries, wages and benefits	2,125	1,921
Supplies	687	628
Other operating expenses, net	1,093	999
Electronic health record incentives	(6)	(9)
Depreciation and amortization	207	193
Impairment and restructuring charges, and acquisition-related costs	29	21
Litigation and investigation costs	3	3
Operating income	$290	$170

	Three Months Ended
	March 31,
	2015	2014
Net operating revenues	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	48.0%	48.9%
Supplies	15.5%	16.0%
Other operating expenses, net	24.7%	25.4%
Electronic health record incentives	(0.2)%	(0.2)%
Depreciation and amortization	4.7%	4.9%
Impairment and restructuring charges, and acquisition-related costs	0.7%	0.5%
Litigation and investigation costs	0.1%	0.1%
Operating income	6.5%	4.3%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans. Revenues from our general hospitals represented approximately 88% of our total net operating revenues before provision for doubtful accounts for both the three months ended March 31, 2015 and 2014.

Net operating revenues from our other operations were $582 million and $501 million in the three months ended March 31, 2015 and 2014, respectively. The increase in net operating revenues from other operations during 2015 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our health plans and additional physician practices. Equity earnings of unconsolidated affiliates included in our net operating revenues from other operations were $4 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.

Revenues

During the three months ended March 31, 2015, our net operating revenues after provision for doubtful accounts increased $502 million, or 12.8%, compared to three months ended March 31, 2014. Same-hospital net operating revenues increased $431 million, or 11.0%,  during the three months ended March 31, 2015 compared to 2014. The increase in same-hospital net operating revenues in 2015 is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee and Texas Medicaid DSH programs of $46 million and $23 million, respectively, and an increase in our other operations revenues. For the three months ended March 31, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $247 million and $154 million, respectively.

During the three months ended March 31, 2015, our net inpatient revenues increased $250 million, or 10.2%, compared to the same period in 2014. Our total admissions increased 7.2% during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to higher inpatient volumes and our hospital acquisitions during 2014. Same-hospital net inpatient revenues increased $208 million, or 8.5%, and same-hospital admissions increased 4.9% in the three months ended March 31, 2015 compared to the 2014 period. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting. Same-hospital net inpatient revenue per admission increased 3.4%, primarily due to the improved terms of our managed care contracts and incremental California provider fee and Texas Medicaid DSH programs net revenues of $46 million and $23 million, respectively, in the three months ended March 31, 2015.

During the three months ended March 31, 2015, our net outpatient revenues increased $159 million, or 11.8%, and our total outpatient visits increased 10.1% compared to the same period in 2014. Same-hospital net outpatient revenues increased $123 million, or 9.1%, and same-hospital outpatient visits increased 7.6% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 1.4%  primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $342 million and $285 million during the three months ended March 31, 2015 and 2014, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients, service growth, and our acquisition of SPi Healthcare in the fourth quarter of 2014.

Provision for Doubtful Accounts

Total and same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.6% for the three months ended March 31, 2015 compared to 8.8% for the three months ended March 31, 2014. The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the decrease in charity and uninsured patient revenues as a percentage of net operating revenues from 8.4% for the three months ended March 31, 2014 to 6.4% for the three months ended March 31, 2015 due to expansion of insurance coverage, partially offset by the impact of a greater amount of patient co-pays and deductibles and a 30 basis point decrease in our self-pay collection rate for our 49 legacy Tenet hospitals operated throughout both periods. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$347	$—	$347	$323	$—	$323
Medicaid	146	—	146	153	—	153
Net cost report settlements payable and valuation allowances	(49)	—	(49)	(51)	—	(51)
Managed care	1,583	102	1,481	1,528	99	1,429
Self-pay uninsured	588	509	79	578	482	96
Self-pay balance after insurance	220	140	80	210	133	77
Estimated future recoveries from accounts assigned to our Conifer subsidiary	121	—	121	125	—	125
Other payers	411	151	260	386	137	249
Total continuing operations	3,367	902	2,465	3,252	851	2,401
Total discontinued operations	3	—	3	4	1	3
	$3,370	$902	$2,468	$3,256	$852	$2,404

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2015, our collection rate on self-pay accounts for our 49 legacy Tenet hospitals operated throughout 2015 and 2014 was approximately 27.8%. Our recent self-pay collection rates for our 49 legacy Tenet hospitals were as follows: 28.1% at March 31, 2014; 27.8% at June 30, 2014; 27.5% at September 30, 2014; and 27.5% at December 31, 2014. These self-pay collection rates include payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at March 31, 2015, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $11 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers for our 49 legacy Tenet hospitals was approximately 98.3% at both March 31, 2015 and December 31, 2014.

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

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from continuing operations of $2.514 billion and $2.452 billion at March 31, 2015 and December 31, 2014, respectively, excluding cost report settlements payable and valuation allowances of $49 million and $51 million at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	83%	43%	65%	30%	60%
61-120 days	8%	23%	16%	20%	16%
121-180 days	4%	11%	8%	10%	8%
Over 180 days	5%	23%	11%	40%	16%
Total	100%	100%	100%	100%	100%

	December 31, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	81%	44%	66%	29%	61%
61-120 days	9%	22%	16%	19%	16%
121-180 days	4%	12%	7%	11%	7%
Over 180 days	6%	22%	11%	41%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 50.1 days at March 31, 2015 and 49.5 days at December 31, 2014, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

At March 31, 2015, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $2.9 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2015 and December 31, 2014 by aging category for the hospitals currently in the program.

	March 31,	December 31,
	2015	2014
0-60 days	$81	$85
61-120 days	17	20
121-180 days	7	10
Over 180 days	21	16
Total	$126	$131

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.9% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Same-hospital salaries, wages and benefits per adjusted patient admission for our Hospital Operations and other segment increased by approximately 1.4% in the three months ended March 31, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased contract labor costs and increased health benefits costs. Salaries, wages and benefits expense for the three months ended March 31, 2015 and 2014 included stock-based compensation expense of $18 million and $12 million, respectively.

Salaries, wages and benefits expense for Conifer increased by $22 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to the integration of the Vanguard facilities’ revenue cycle operations now managed by Conifer, Conifer’s acquisition of SPi Healthcare and growth in Conifer’s services to CHI.

At March 31, 2015,  approximately 20% of our employees were represented by labor unions. These employees, primarily registered nurses and service and maintenance workers, are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have four expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation.

Supplies

Supplies expense as a percentage of net operating revenues decreased by 0.5% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Same-hospital supplies expense per adjusted patient admission for our Hospital Operations and other segment increased by 1.2% in the three months ended March 31, 2015 compared to the same period in 2014. The increase in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and volume growth in our supply-intensive surgical services.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.7% in the three months ended March 31, 2015 compared to 25.4% in the three months ended March 31, 2014. Same-hospital other operating expenses per adjusted patient admission for our Hospital Operations and other segment increased by 1.8% in the three months ended March 31, 2015 compared to the same period in 2014.  The approximately $72 million, or 7.7%, increase in other operating expenses for our Hospital Operations and other segment in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to:

•	increased system maintenance contract costs of $12 million;

•	higher medical fees related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $11 million; and

•	increased same-hospital malpractice expense of $39 million.

Same-hospital malpractice expense was higher in the three months ended March 31, 2015 compared to the 2014 period due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation, as well as an unfavorable adjustment of approximately $5 million due to a 26 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $3 million as a result of an 15 basis point decrease in the interest rate in the 2014 period.

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $29 million, consisting of $6 million of employee severance costs, $3 million of restructuring costs, and $20 million in acquisition-related costs, which include $7 million of transaction costs and $13 million of acquisition integration charges.

During the three months ended March 31, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $21 million, consisting of $6 million of employee severance costs, $5 million of restructuring costs, and $10 million in acquisition-related costs, which include $6 million of transaction costs and $4 million of acquisition integration charges.

Litigation and Investigation Costs

Litigation and investigation costs for both the three months ended March 31, 2015 and 2014 were $3 million, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $199 million compared to $182 million for the three months ended March 31, 2014, primarily due to increased borrowings relating to our recent acquisitions and our $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System.

Income Tax (Benefit) Expense

During the three months ended March 31, 2015, we recorded income tax expense of $16 million, which included, among other things, $1 million of income tax expense to increase our valuation allowance for deferred tax assets and a $15 million income tax benefit related to amending Vanguard’s prior federal return, compared to income tax benefit of $1 million during the three months ended March 31, 2014.

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

The table below shows the reconciliation of Adjusted EBITDA to net income (loss) attributable to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$47	$(32)
Less: Net (income) attributable to noncontrolling interests	(29)	(16)
Income (loss) from discontinued operations, net of tax	1	(5)
Income (loss) from continuing operations	75	(11)
Income tax benefit (expense)	(16)	1
Interest expense	(199)	(182)
Operating income	290	170
Litigation and investigation costs	(3)	(3)
Impairment and restructuring charges, and acquisition-related costs	(29)	(21)
Depreciation and amortization	(207)	(193)
Adjusted EBITDA	$529	$387

Net operating revenues	$4,428	$3,926

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.9%	9.9%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for our new interim loan agreement providing for a 364-day secured term loan facility in the aggregate principal amount of $400 million discussed under the caption “Debt Instruments, Guarantees and Related Covenants” below.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At March 31, 2015, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.80x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $184 million and $281 million in the three months ended March 31, 2015 and 2014, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2015 will total approximately $900 million to $1 billion, including $150 million that was accrued as a liability at December 31, 2014. Our budgeted 2015 capital expenditures include approximately $20 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the three months ended March 31, 2015,  we acquired two ambulatory surgery centers and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $11 million.

Interest payments, net of capitalized interest, were $117 million and $105 million in the three months ended March 31, 2015 and 2014, respectively.

Income tax refunds, net of tax payments, were approximately $1 million in the three months ended March 31, 2015, and income tax payments, net of tax refunds, were approximately $1 million in the 2014 period.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2015 was primarily derived from cash on hand and borrowings under our interim loan agreement and our Credit Agreement (defined below). We had approximately $185 million of cash and cash equivalents on hand at March 31, 2015 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $646 million based on our borrowing base calculation at March 31, 2015.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash used in operating activities was $57 million in the three months ended March 31, 2015 compared to $19 million in the three months ended March 31, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $142 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014;

•	$10 million more cash used in operating activities from discontinued operations;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014;

•	$12 million of net cash payments relating to the California provider fee program in the 2015 period compared to $10 million of net receipts in the 2014 period;

•	An increase of $3 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $12 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of underutilized or inefficient assets.

Capital expenditures were $184 million and $281 million in the three months ended March 31, 2015 and 2014, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

During the three months ended March 31, 2015, we entered into a new interim loan agreement (the “Interim Loan Agreement”) providing for a 364-day secured term loan facility in the aggregate principal amount of $400 million. At March 31, 2015, we had $400 million aggregate principal amount of term loans outstanding under the Interim Loan Agreement. We used the proceeds of the term loans (i) to repay outstanding obligations under our Credit Agreement, and (ii) to pay certain costs, fees and expenses incurred in connection with entering into the Interim Loan Agreement.

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2015, we had  $350 million of cash borrowings outstanding under the Credit Agreement and approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $646 million was available for borrowing under the Credit Agreement at March 31, 2015.

On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017. We are in compliance with all covenants and conditions in our LC Facility. At March 31, 2015, we had approximately $114 million of standby letters of credit outstanding under the LC Facility.

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

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

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

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. Also, we do not have any significant European sovereign debt exposure.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our services businesses within Conifer, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and portfolio optimization, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management company peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended March 31, 2015 include $20 million of net operating revenues and $1 million of operating income generated from two hospitals operated by us under operating lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. These operating leases are currently scheduled to expire in 2016 and 2029, respectively. If we are unable to extend the leases or purchase the two hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $220 million of standby letters of credit outstanding and guarantees at March 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at March 31, 2015. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate short-term borrowings	$—	$400	$—	$—	$—	$—	$400	$400
Fixed rate long-term debt	$91	$73	$85	$1,061	$1,616	$8,679	$11,605	$12,105
Average effective interest rates	5.2%	4.7%	7.1%	6.6%	5.4%	7.0%	6.6%

Variable rate long-term debt	$—	$350	$—	$—	$—	$—	$350	$350
Average effective interest rates	—	2.39%	—	—	—	—	2.39%

At March 31, 2015, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, at the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manner and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”) except as set forth below.

We cannot provide any assurances that acquisitions, divestitures, joint ventures or strategic alliances will achieve their business goals or the cost and service synergies we expect.

We have completed, or have announced plans to complete, a number of acquisitions, divestitures, joint ventures and strategic alliances as part of our business strategy, and we expect to enter into similar transactions in the future. We cannot provide any assurances that these transactions will achieve their business goals or the cost and service synergies we expect. In particular, our anticipated joint venture with certain affiliates of United Surgical Partners International, Inc. (as described in detail below) represents an increased strategic focus on our existing ambulatory and short-stay surgery centers, as well as our related imaging services businesses, and we cannot provide any assurances that this strategy will be successful. Furthermore, with respect to acquisitions, we may not be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve expected returns, synergies or other benefits in a timely manner or at all. With respect to proposed divestitures of assets or businesses, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives. In addition, our divestiture activities may require us to recognize impairment charges, which may be material.

Companies or operations acquired or joint ventures created may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses and the integration or separation of personnel and financial and other systems. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of additional debt, contingent liabilities and amortization expenses related to certain intangible assets, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

In order to complete the Contribution and Purchase Transactions (as defined below), we and the USPI LLCs (as defined below) must obtain governmental approvals and, if such approvals are not granted or are granted with burdensome conditions, the completion of such transactions may be jeopardized.

On March 23, 2015, we announced our entry into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with USPI Group Holdings, Inc. (“USPI Holdings”), Ulysses JV Holding I LLC (“Ulysses Holding I”), Ulysses JV Holding II LLC (“Ulysses Holding II” and, together with Ulysses Holding I, the “USPI LLCs”), and BB Blue Holdings, Inc. (“NewCo”). USPI Holdings is the parent company of United Surgical Partners International, Inc. (“USPI”). USPI Holdings, through USPI and its other subsidiaries, is engaged in the business of owning and managing ambulatory surgery centers, surgical hospitals and related businesses. Pursuant to the terms of the Contribution and Purchase Agreement, at the closing, the USPI LLCs will collectively sell and contribute 100% of the equity interests of USPI Holdings to NewCo in exchange for certain shares of common stock of NewCo (the “USPI Contribution”), and we will sell and contribute certain of our equity interests and other assets that comprise a portion of our ambulatory surgery center and imaging center business to NewCo (the “Tenet Contribution” and, together with the USPI Contribution, the “Contributions”). We will also purchase certain shares of NewCo (the “Purchase” and, together with the Contributions, the “Contribution and Purchase Transactions”) from the USPI LLCs such that, after giving effect to the Contribution and Purchase Transactions, we will own 50.1% and the USPI LLCs will, in the aggregate, own 49.9% of the fully diluted equity interests of NewCo.

Completion of the Contribution and Purchase Transactions is conditioned upon the receipt of Hart-Scott-Rodino (“HSR”) clearance and approval and certain other governmental clearances or approvals. Although we and the USPI LLC’s have agreed to use reasonable best efforts to obtain the requisite governmental approvals, we cannot assure you that HSR approval and any other required approvals will be obtained or, if obtained, when. Under the terms of the Contribution and Purchase Agreement, we are not required to undertake any action, including entering into any consent decree, hold-separate order or other arrangements that would (i) require the divestiture of any of our assets, the assets of USPI Holdings or the assets of any of our or their respective affiliates, or (ii) limit our or NewCo’s freedom of action with respect to, or ability to consolidate and control, USPI Holdings and its subsidiaries or any of our other assets or businesses. If either we or the USPI LLCs become subject to any term, condition, obligation or restriction (whether by consent or because the terms of the Contribution and Purchase Agreement require it), we may not complete the Contribution and Purchase Transactions.

The put/call arrangements set forth in the Stockholders Agreement (as defined below) may require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.

In connection with the Contribution and Purchase Agreement, we, the USPI LLCs and NewCo intend to enter into a stockholders agreement (the “Stockholders Agreement”) pursuant to which we and the USPI LLCs will agree to certain rights and obligations with respect to the governance of NewCo. The Stockholders Agreement for the Contribution and Purchase Transactions will contain put and call options with respect to the equity interests in NewCo held by the USPI LLCs. Each year starting in 2016, the USPI LLCs must put to us at least 12.5%, and may put up to 25%, of the NewCo shares held by them immediately after the closing of the Contribution and Purchase Agreement. In each year that the USPI LLCs are to deliver a put and do not put the full 25% of NewCo shares allowable, we may call the difference between the number of NewCo shares the USPI LLCs put and the maximum number of NewCo shares the USPI LLCs could have put that year. In addition, the Stockholders Agreement contains certain other call options pursuant to which we will have the ability to acquire up to 100% of the voting common stock of NewCo by 2020. In the event of a put by the USPI LLCs, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, the USPI LLCs will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

The put and call arrangements described above, to the extent settled in cash, may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of such arrangements, which may reduce the amount of funds available for our operations, capital expenditures and acquisitions. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of such arrangements, which could have important consequences to our business and operations, as described more fully in “Risk Factors” under Item 1A of Part 1 of our Annual Report under “—The amount and terms of our current and any future debt could, among other things, adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.”

NewCo will depend on its existing relationships with key health system partners. If we are not able to maintain USPI’s historical relationships with these health system partners, or enter into new relationships, we may be unable to implement our business strategies successfully.

NewCo’s business will depend in part upon the efforts and success of its health system partners and the strength of its relationships with those health systems. Newco’s business could be adversely affected by any damage to those health systems’ reputations or to its relationships with them. In addition, certain health system partners have certain contractual rights as a result of the Contribution and Purchase Transactions, which could result in the health system partner exercising a right to force the dissolution of existing joint ventures and related business relationships between the health system partner and USPI. Although we have received contractual commitments from USPI’s two largest health system partners to waive their contractual rights implicated by the Contribution and Purchase Transactions, there can be no assurance that we will obtain waivers or commitments from USPI’s other key health system partners.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Contribution and Purchase Agreement, dated March 23, 2015, by and among, the Registrant, USPI Group Holdings, Inc., Ulysses JV Holding I LLC, Ulysses JV Holding II LLC and BB Blue Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed March 23, 2015)

(10)	Material Contracts

(a)

Interim Loan Agreement, dated March 23, 2015, among the Registrant, certain financial institutions party thereto from time to time as lenders, Barclays Bank PLC, as administrative agent, and sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed March 23, 2015)

(b)

Guaranty, dated as of March 23, 2015, among Barclays Bank PLC, as administrative agent, and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed March 23, 2015)

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 4, 2015	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)