Form 10-Q
period 2015-06-30
TENET HEALTHCARE CORP
filed 2015-08-03
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At July 30, 2015, there were 99,564,121 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$299	$193
Accounts receivable, less allowance for doubtful accounts ($898 at June 30, 2015 and $852 at December 31, 2014)	2,505	2,404
Inventories of supplies, at cost	261	276
Income tax receivable	27	2
Current portion of deferred income taxes	637	747
Assets held for sale	1,170	2
Other current assets	1,110	1,093
Total current assets	6,009	4,717
Investments and other assets	1,017	384
Deferred income taxes, net of current portion	89	116
Property and equipment, at cost, less accumulated depreciation and amortization ($3,877 at June 30, 2015 and $4,478 at December 31, 2014)	7,135	7,733
Goodwill	6,602	3,913
Other intangible assets, at cost, less accumulated amortization ($680 at June 30, 2015 and $671 at December 31, 2014)	1,894	1,278
Total assets	$22,746	$18,141

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$117	$112
Accounts payable	1,149	1,179
Accrued compensation and benefits	770	852
Professional and general liability reserves	204	189
Accrued interest payable	204	194
Liabilities held for sale	244	—
Other current liabilities	1,086	1,051
Total current liabilities	3,774	3,577
Long-term debt, net of current portion	14,637	11,695
Professional and general liability reserves	546	492
Defined benefit plan obligations	627	633
Other long-term liabilities	553	558
Total liabilities	20,137	16,955
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,591	401
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 146,497,889 shares issued at June 30, 2015 and 145,578,735 shares issued at December 31, 2014	7	7
Additional paid-in capital	4,774	4,614
Accumulated other comprehensive loss	(177)	(182)
Accumulated deficit	(1,424)	(1,410)
Common stock in treasury, at cost, 47,182,990 shares at June 30, 2015 and 47,196,902 shares at December 31, 2014	(2,377)	(2,378)
Total shareholders’ equity	803	651
Noncontrolling interests	215	134
Total equity	1,018	785
Total liabilities and equity	$22,746	$18,141

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,844	$4,358	$9,631	$8,663
Less: Provision for doubtful accounts	352	320	715	700
Net operating revenues	4,492	4,038	8,916	7,963
Equity in earnings of unconsolidated affiliates	16	4	20	5
Operating expenses:
Salaries, wages and benefits	2,185	1,956	4,310	3,877
Supplies	707	649	1,394	1,277
Other operating expenses, net	1,081	1,035	2,174	2,034
Electronic health record incentives	(33)	(58)	(39)	(67)
Depreciation and amortization	197	209	404	402
Impairment and restructuring charges, and acquisition-related costs	193	32	222	53
Litigation and investigation costs	14	12	17	15
Operating income	164	207	454	377
Interest expense	(217)	(190)	(416)	(372)
Investment earnings (losses)	(1)	—	(1)	—
Net income (loss) from continuing operations, before income taxes	(54)	17	37	5
Income tax benefit (expense)	27	(8)	11	(7)
Net income (loss) from continuing operations, before discontinued operations	(27)	9	48	(2)
Discontinued operations:
Loss from operations	(2)	(7)	(3)	(15)
Litigation and investigation costs	—	(18)	3	(18)
Income tax benefit	1	9	—	12
Net loss from discontinued operations	(1)	(16)	—	(21)
Net income (loss)	(28)	(7)	48	(23)
Less: Net income attributable to noncontrolling interests	33	19	62	35
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(61)	$(26)	$(14)	$(58)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(60)	$(10)	$(14)	$(37)
Net loss from discontinued operations, net of tax	(1)	(16)	—	(21)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(61)	$(26)	$(14)	$(58)
Net loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.60)	$(0.11)	$(0.14)	$(0.38)
Discontinued operations	(0.01)	(0.16)	—	(0.22)
	$(0.61)	$(0.27)	$(0.14)	$(0.60)
Diluted
Continuing operations	$(0.60)	$(0.11)	$(0.14)	$(0.38)
Discontinued operations	(0.01)	(0.16)	—	(0.22)
	$(0.61)	$(0.27)	$(0.14)	$(0.60)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,244	97,677	98,972	97,419
Diluted	99,244	97,677	98,972	97,419

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(28)	$(7)	$48	$(23)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	2	2	5	3
Unrealized gains on securities held as available-for-sale	—	3	1	3
Other comprehensive income before income taxes	2	5	6	6
Income tax expense related to items of other comprehensive income	—	(2)	(1)	(2)
Total other comprehensive income, net of tax	2	3	5	4
Comprehensive net income (loss)	(26)	(4)	53	(19)
Less: Comprehensive income attributable to noncontrolling interests	33	19	62	35
Comprehensive net loss attributable to Tenet Healthcare Corporation common shareholders	$(59)	$(23)	$(9)	$(54)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Net income (loss)	$48	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	404	402
Provision for doubtful accounts	715	700
Deferred income tax benefit	(27)	(7)
Stock-based compensation expense	33	26
Impairment and restructuring charges, and acquisition-related costs	222	53
Litigation and investigation costs	17	15
Amortization of debt discount and debt issuance costs	21	14
Pre-tax loss from discontinued operations	—	33
Other items, net	(25)	(9)
Changes in cash from operating assets and liabilities:
Accounts receivable	(779)	(937)
Inventories and other current assets	36	78
Income taxes	9	(17)
Accounts payable, accrued expenses and other current liabilities	(267)	(32)
Other long-term liabilities	40	47
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(86)	(84)
Net cash used in operating activities from discontinued operations, excluding income taxes	(8)	(12)
Net cash provided by operating activities	353	247
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(359)	(523)
Purchases of businesses or joint venture interests, net of cash acquired	(636)	(42)
Proceeds from sales of marketable securities, long-term investments and other assets	9	3
Other long-term assets	—	(14)
Other items, net	1	—
Net cash used in investing activities	(985)	(576)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,315)	(1,300)
Proceeds from borrowings under credit facility	1,195	895
Repayments of other borrowings	(1,992)	(68)
Proceeds from other borrowings	3,187	1,108
Debt issuance costs	(72)	(19)
Distributions paid to noncontrolling interests	(23)	(20)
Contributions from noncontrolling interests	3	13
Purchase of noncontrolling interests	(254)	—
Proceeds from exercise of stock options	9	11
Other items, net	—	2
Net cash provided by financing activities	738	622
Net increase in cash and cash equivalents	106	293
Cash and cash equivalents at beginning of period	193	113
Cash and cash equivalents at end of period	$299	$406
Supplemental disclosures:
Interest paid, net of capitalized interest	$(385)	$(360)
Income tax refunds (payments), net	$(8)	$(19)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At June 30, 2015, we operated 80 hospitals (one of which is temporarily closed for repairs), 18 short-stay surgical hospitals, over 400 outpatient centers and nine facilities in the United Kingdom through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). The results of 164 of these facilities, in which we hold noncontrolling interests, are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans.

Effective June 16, 2015, we completed the transaction that combined our interests in 49 freestanding ambulatory surgery centers and 20 freestanding imaging centers with all of the short-stay surgery center assets held by United Surgical Partners International, Inc. (“USPI”) into our new USPI  joint venture. We also refinanced approximately $1.5 billion of existing USPI debt and paid approximately $424 million to align the respective valuations of the assets contributed to the joint venture. We currently own 50.1% of the USPI joint venture. In addition, we completed the acquisition of European Surgical Partners Ltd. (“Aspen”) for approximately $226 million on June 16, 2015. Aspen has nine private hospitals and clinics in the United Kingdom.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts). Certain prior-year amounts have been adjusted to conform to the current-year presentation, primarily due to the USPI joint venture, acquisition of Aspen and the formation of our new Ambulatory Care separate reportable business segment.

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

Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Translation of Foreign Currencies

The accounts of Aspen were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
General Hospitals:
Medicare	$850	$850	$1,748	$1,693
Medicaid	349	379	734	670
Managed care	2,501	2,175	4,906	4,326
Indemnity, self-pay and other	407	356	821	788
Acute care hospitals — other revenue	13	18	28	37
Other:
Other operations	724	580	1,394	1,149
Net operating revenues before provision for doubtful accounts	$4,844	$4,358	$9,631	$8,663

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $299 million and $193 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, our book overdrafts were approximately $223 million and $264 million, respectively, which were classified as accounts payable.

At June 30, 2015 and December 31, 2014, approximately $128 million and $104 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries.

Also at June 30, 2015 and December 31, 2014, we had $97 million and $150 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $58 million and $112 million, respectively, were included in accounts payable.

During the six months ended June 30, 2015 and 2014, we entered into non-cancellable capital leases excluding those of acquired businesses of approximately $92 million and $60 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At June 30, 2015:
Capitalized software costs	$1,384	$(561)	$823
Long-term debt issuance costs	315	(65)	250
Trade names	106	—	106
Contracts	645	(15)	630
Other	124	(39)	85
Total	$2,574	$(680)	$1,894

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2014:
Capitalized software costs	$1,412	$(586)	$826
Long-term debt issuance costs	245	(49)	196
Trade names	106	—	106
Contracts	57	(6)	51
Other	129	(30)	99
Total	$1,949	$(671)	$1,278

Estimated future amortization of intangibles with finite useful lives at June 30, 2015 was as follows:

		Years Ending December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
Amortization of intangible assets	$1,432	$163	$188	$179	$154	$128	$620

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2015	2014
Continuing operations:
Patient accounts receivable	$3,305	$3,178
Allowance for doubtful accounts	(898)	(851)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	133	125
Net cost reports and settlements payable and valuation allowances	(38)	(51)
	2,502	2,401
Discontinued operations	3	3
Accounts receivable, net	$2,505	$2,404

At June 30, 2015 and December 31, 2014, our allowance for doubtful accounts was 27.2% and 26.8%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At June 30, 2015 and December 31, 2014, our allowance for doubtful accounts for self-pay was 82.3% and 78.0%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At June 30, 2015 and December 31, 2014, our allowance for doubtful accounts for managed care was 6.9% and 6.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized in the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Estimated costs for:
Self-pay patients	$168	$167	$332	$353
Charity care patients	$37	$55	$73	$95
DSH and other supplemental revenues	$220	$157	$467	$311

At June 30, 2015 and December 31, 2014, we had approximately $335 million and $399 million, respectively, of receivables recorded in other current assets and approximately $110 million and $212 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended June 30, 2015, we entered into a definitive agreement for the sale of the assets of our Saint Louis University Hospital (“SLUH”) to Saint Louis University. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we

classified $43 million of SLUH’s assets as “assets held for sale” in current assets and $10 million of SLUH’s liabilities as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. As a result of this anticipated transaction, we recorded an impairment charge of $147 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, in the three months ended June 30, 2015. This transaction is subject to customary closing conditions, including regulatory approvals.

Our hospitals and related facilities in Georgia and North Carolina also met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with the guidance in ASC 360, we classified $529 million and $263 million of assets of our Georgia and North Carolina facilities, respectively, as “assets held for sale” in current assets and $106 million and $84 million of liabilities of our Georgia and North Carolina facilities, respectively, as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There were no impairment charges recorded as a result of these anticipated transactions. These transactions are subject to the execution of definitive asset sales agreements and customary closing conditions, including regulatory approvals.

During the three months ended March 31, 2015, we entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health, which will hold a majority ownership interest in the joint venture. In accordance with the guidance in ASC 360, we  classified $335 million of assets of our North Texas hospitals as “assets held for sale” in current assets and $45 million of liabilities of our North Texas hospitals as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There were no impairment charges recorded as a result of this anticipated transaction, which is subject to customary closing conditions, including regulatory approvals.

Assets and liabilities classified as held for sale at June 30, 2015, all of which were in the Hospital Operations and other segment,  were comprised of the following:

Accounts receivable	$58
Other current assets	71
Property and equipment	784
Goodwill	206
Other long-term assets	51
Current liabilities	(64)
Long-term liabilities	(180)
Net assets held for sale	$926

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $222 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 3, $8 million of employee severance costs, $4 million of restructuring costs, $4 million of contract and lease termination fees, and $59 million in acquisition-related costs, which include $36 million of transaction costs and $23 million of acquisition integration charges.

During the six months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $53 million, consisting of $9 million of employee severance costs, $18 million of restructuring costs, and $26 million in acquisition-related costs, which include $4 million of transaction costs and $22 million of acquisition integration charges.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve the facility’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

At June 30, 2015, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended June 30, 2015, we combined our Central region with our Resolute Health, San Antonio and South Texas markets to create our new Texas region, and we moved our hospitals and other operations in Tennessee from our Texas region to our Southern region. Our Hospital Operations and other segment was structured as follows at June 30, 2015:

•	Our Texas region included all of our hospitals and other operations in Missouri, New Mexico and Texas;

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, Georgia, North Carolina, South Carolina and Tennessee;

•	Our Western region included all of our hospitals and other operations in Arizona and California; and

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area.

Our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level. Our Ambulatory Care segment consists of the operations of our USPI joint venture and our Aspen facilities.

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

NOTE 5. SHORT-TERM BORROWINGS AND LONG-TERM DEBT AND LEASE OBLIGATIONS

Interim Loan Agreement

During the three months ended March 31, 2015, we entered into a new interim loan agreement (the “Interim Loan Agreement”) providing for a 364-day secured term loan facility in the aggregate principal amount of $400 million. On June 16, 2015, we repaid the $400 million aggregate principal amount of the term loan (plus accrued interest of $1 million) outstanding under the Interim Loan Agreement as of that day. We had used the proceeds of the term loan (i) to repay outstanding obligations under our Credit Agreement (defined below), and (ii) to pay certain costs, fees and expenses incurred in connection with entering into the Interim Loan Agreement. Amounts borrowed under the Interim Loan Agreement and repaid or prepaid may not be reborrowed. As a result, the Interim Loan Agreement was terminated as of June 16, 2015.

Long-Term Debt and Lease Obligations

The table below shows our long-term debt at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 3/4%, due 2023	1,900	—
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
Floating % due 2020	900	—
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	100	220
Capital leases and mortgage notes	767	487
Unamortized note discounts and premium	(34)	(21)
Total long-term debt	14,754	11,807
Less current portion	117	112
Long-term debt, net of current portion	$14,637	$11,695

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2015, we had $100 million of cash borrowings outstanding under the Credit Agreement subject to an interest rate of 2.40%, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $896 million was available for borrowing under the Credit Agreement at June 30, 2015.

Letter of Credit Facility

On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility (the “Existing Letters of Credit”)), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our domestic hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2015, we had approximately $114 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Notes and Senior Unsecured Notes

In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020 (the “Secured Notes”), and assumed $1.9 billion aggregate principal amount of 6 3/4% senior notes, which will mature on June 15, 2023 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued by THC Escrow Corporation II. We will pay interest on the Secured Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The Secured Notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 3 1/2%. We will pay interest on the Unsecured Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2015. The proceeds from the sale of the Notes were used to repay borrowings outstanding under our Interim Loan Agreement and Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

Secured Notes. The indenture governing the Secured Notes contains covenants and terms (including terms regarding mandatory redemption) that are similar to those in the indentures governing our existing senior secured notes as described in our Annual Report, except we are permitted under the indenture governing the Secured Notes to incur secured debt so long as, at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of Secured Notes outstanding at such time) does not exceed the greater of (i) $8.5 billion or (ii) the amount that would cause the secured debt ratio (as defined in the indenture) to exceed 4.0 to 1.0 and, provided further, that the aggregate amount of all such debt secured by a lien on par to the lien securing the Secured Notes does not exceed the greater of (a) $6.4 billion or (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0. In addition, pursuant to the Secured Notes indenture, we may, at our option, redeem the Secured Notes, in whole or in part, at any time prior to June 15, 2016 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus the make-whole premium set forth in the Secured Notes indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. From and after June 15, 2016, we may, at our option, redeem the Secured Notes in whole or in part at the redemption prices specified in the Secured Notes indenture.

All of our senior secured notes are guaranteed by certain of our domestic hospital company subsidiaries and secured by a first-priority pledge of the capital stock and other ownership interests of those subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement and the LC Facility to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our nonguarantor subsidiaries.

Unsecured Notes. The indenture governing the Unsecured Notes contains covenants and terms (including terms regarding mandatory and optional redemption) that are similar to those in the indentures governing our existing unsecured senior notes as described in our Annual Report. All of our senior unsecured notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described above, the obligations of our subsidiaries, and any obligations under our Credit Agreement and the LC Facility to the extent of the collateral.

NOTE 6. GUARANTEES

At June 30, 2015, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $90 million. We had a total liability of $69 million recorded for these guarantees, $17 million in other current liabilities and $52 million in liabilities held for sale, at June 30, 2015.

At June 30, 2015, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $40 million. Of the total, $10 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2015, approximately 3.2 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the six months ended June 30, 2015 and 2014 includes $36 million and $26 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits in the accompanying Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2015:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2014	1,984,149	$24.42
Granted	—	—
Exercised	(122,212)	32.57
Forfeited/Expired	(36,438)	42.08
Outstanding at June 30, 2015	1,825,499	$23.52	$63	3.4	years
Vested and expected to vest at June 30, 2015	1,809,310	$23.38	$62	3.4	years
Exercisable at June 30, 2015	1,534,548	$20.64	$57	3.5	years

There were 122,212 stock options exercised during the six months ended June 30, 2015 with an aggregate intrinsic value of $2 million, and 336,789 stock options exercised during the same period in 2014 with a $4 million aggregate intrinsic value.

At June 30, 2015, there were $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of six months.

There were no stock options granted in the six months ended June 30, 2015 or 2014.

The following table summarizes information about our outstanding stock options at June 30, 2015:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	226,835	3.7	years	$4.56	226,835	$4.56
$4.57 to $25.089	925,897	4.5	years	20.97	913,397	20.92
$25.09 to $32.569	394,316	1.1	years	29.26	394,316	29.26
$32.57 to $42.089	278,451	2.7	years	39.31	—	—
	1,825,499	3.4	years	$23.52	1,534,548	$20.64

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2015:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2014	3,299,720	$40.99
Granted	1,718,057	45.51
Vested	(1,067,408)	37.83
Forfeited	(104,095)	40.51
Unvested at June 30, 2015	3,846,274	$44.63

In the six months ended June 30, 2015, we granted 1,142,230 restricted stock units subject to time-vesting, of which 1,067,383 will vest and be settled ratably over a three-year period from the date of the grant and 31,000 will vest 100% on the fifth anniversary of the grant date. In addition, in May 2015, we made an annual grant of 43,847 restricted stock units to our non-employee directors for the 2015-2016 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In March 2015, following the appointment of a new member of our Board of Directors, we made an initial grant of 1,311 restricted stock units to that director, which units vested immediately, but will not settle until her separation from the Board, as well as a prorated annual grant of 526 restricted stock units for the 2014-2015 board service year, which units vested immediately, but will not settle until the earlier of three years from the date of grant or her separation from the board. Also, we granted 306,968 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2015. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 306,968 units granted, depending on our level of achievement with respect to the performance goal.

In the six months ended June 30, 2014, we granted 1,280,028 restricted stock units subject to time-vesting, of which 944,590 will vest and be settled ratably over a three-year period from the grant date, 52,971 will vest 100% on the fifth anniversary of the grant date and 10,652 will vest 100% on the third anniversary of the grant date. In addition, we granted 271,815 performance-based restricted stock units to certain of our senior officers. Based on our level of achievement with respect to the target performance goal for the year ended December 31, 2014, a total of 538,837 performance-based restricted stock units (or 200% of the initial grant) will vest ratably over a three-year period from the grant date.

At June 30, 2015, there were $138 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the six months ended June 30, 2015 and 2014 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income	—	—	—	—	(14)	—	20	6
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	5	—	—	—	5
Purchases (sales) of businesses and noncontrolling interests	—	—	130	—	—	—	80	210
Stock-based compensation expense and issuance of common stock	933	—	30	—	—	1	—	31
Balances at June 30, 2015	99,315	$7	$4,774	$(177)	$(1,424)	$(2,377)	$215	$1,018

Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	—	—	—	—	(58)	—	13	(45)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(18)	(18)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	4	—	—	—	4
Purchases (sales) of businesses and noncontrolling interests	—	—	—	—	—	—	29	29
Stock-based compensation expense and issuance of common stock	954	—	22	—	—	—	—	22
Balances at June 30, 2014	97,814	$7	$4,594	$(20)	$(1,480)	$(2,378)	$150	$873

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

In June 2015, we formed a new joint venture by combining our interests in 49 freestanding ambulatory surgery centers and 20 freestanding imaging centers with the short-stay surgery center assets of USPI. We currently own 50.1% of the USPI joint venture. In connection with the formation of the USPI joint venture, we entered into a stockholders agreement pursuant to which we and our joint venture partners agreed to certain rights and obligations with respect to the governance of the joint venture. In addition, we entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In each year that our joint venture partners are to deliver a put and do not put the full 25% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares our joint venture partners put and the maximum number of shares they could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire up to 100% of the voting common stock of the USPI joint venture by 2020. In the event of a put by our joint venture partners, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, our joint venture partners will have the ability to choose whether to settle the purchase price in cash or shares of our common stock. Based on the nature of this put/call structure, the minority shareholder’s interest in the USPI joint venture is classified as redeemable noncontrolling interests in our Condensed Consolidated Balance Sheet at June 30, 2015. As a result of this transaction, we recorded approximately $1.33 billion of redeemable noncontrolling interests.

When we acquired Vanguard Health Systems, Inc. (“Vanguard”) in October 2013, we obtained a 51% controlling interest in a limited liability company that held the assets and liabilities of Valley Baptist Health System (“Valley Baptist”), which consists of two hospitals in Brownsville and Harlingen, Texas. The remaining 49% noncontrolling interest in the joint venture was held by the former owner of Valley Baptist (the “seller”). The joint venture operating agreement included a put option that would allow the seller to require us to purchase all or a portion of the seller’s remaining noncontrolling interest in the limited liability company at certain specified time periods. In connection with the seller’s exercise and the settlement of the put option, we acquired the remaining 49% noncontrolling interest from the seller on February 11, 2015 in exchange for approximately $254 million in cash, which was applied to and reduced our redeemable noncontrolling interests, with the difference between the payment and the carrying value of approximately $270 million recorded as additional paid-in capital. The redemption value of the put option was calculated pursuant to the terms of the operating agreement based on the operating results and the debt of the joint venture. As a result, we now own 100% of Valley Baptist.

In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. At that time and as a result of CHI’s relationship with Tenet, CHI received an increase in its minority ownership position in Conifer Health Solutions, LLC to approximately 23.8%, resulting in an increase in our redeemable noncontrolling interests of approximately $47 million.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Balances at beginning of period	$401	$340
Net income	42	22
Distributions paid to noncontrolling interests	(3)	(2)
Contributions from noncontrolling interests	1	10
Purchases and sales of businesses and noncontrolling interests, net	1,150	—
Balances at end of period	$1,591	$370

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At June 30, 2015 and December 31, 2014, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $750 million and $681 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.07% at June 30, 2015 and 1.97% at December 31, 2014.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $147 million and $127 million for the six months ended June 30, 2015 and 2014, respectively.

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

Governmental Reviews and Lawsuits

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. The following matters, which have been previously reported, are pending.

•

Clinica de la Mama Investigations and Qui Tam Action—We received a subpoena in May 2012 from the Office of Inspector General (“OIG”) of U.S. Department of Health and Human Services in Atlanta seeking documents from January 2004 through May 2012 related to the relationship that certain of our Georgia and South Carolina hospitals had with Hispanic Medical Management, Inc. (“HMM”). HMM was an unaffiliated entity that owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. The hospitals contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil investigation is being conducted by the Civil Division of the U.S. Department of Justice (“DOJ”), the U.S. Attorney’s Office for the Middle District of Georgia and the Georgia Attorney General’s Office, while a parallel criminal investigation is being conducted by the Criminal Division of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia.

The investigations arose out of a qui tam action captioned United States of America, ex. rel. Ralph D. Williams v. Health Management Associates, Inc., et al. filed in the U.S. District Court for the Middle District of Georgia. We and four of our hospital subsidiaries are defendants in the qui tam action, which alleges that the arrangements the hospitals had with HMM violated the federal and state anti-kickback statutes and false claims acts. Both the Georgia Attorney General’s Office, on behalf of the State of Georgia, and the U.S. Attorney’s Office, on behalf of the United States, have intervened in the qui tam action. We submitted answers to the complaints filed by the relator, the State of Georgia and the United States in July 2014 following the court’s denial of our motions to dismiss in June 2014. This civil matter had been stayed since July 2014 pending further proceedings in the criminal case described below; however, on June 22, 2015, the court entered an order partially lifting the stay and allowing limited discovery to proceed.

In a Bill of Information filed on July 23, 2014 with the U.S. District Court for the Northern District of Georgia, Atlanta Division, the U.S. Attorney for that District asserted charges of one count of criminal conspiracy against a former owner of HMM (a non-employee of Tenet) related to the agreements between HMM and the Tenet hospitals described above. In a separate Bill of Information also filed with the court on July 23, 2014, the U.S. Attorney asserted charges of one count of criminal conspiracy against a former employee of a Tenet hospital, but such charges relate to an unaffiliated entity. On April 10, 2015, the DOJ informed us that our four hospital subsidiaries that are defendants in the qui tam action have also been designated as targets of the government’s criminal investigation. On May 6, 2015, we received a grand jury subpoena pursuant to which the DOJ informed us that it is seeking additional documents pertaining to the four hospitals, as well as other hospitals in our Southern region. These are hospitals that might have had interactions during the period from January 2000 through May 2015 with certain individuals who are targets of the pending criminal investigation. We are in the process of producing responsive documents to this subpoena.

As previously disclosed, if we or our subsidiaries are determined to have violated the anti-kickback statutes in connection with the civil matter discussed above, the government could require us to reimburse related government program payments received during the subject period and assess civil monetary penalties including treble damages. If we or our subsidiaries are determined in the criminal proceeding to have violated the anti-kickback statutes, the sanctions could also include exclusion from participation in federal healthcare programs or criminal sanctions against current or former employees of our hospital subsidiary companies or the hospital companies themselves. Because these criminal investigations and proceedings are at an early stage, it is impossible at this time to predict with any certainty the terms, or potential impact on our business or financial condition, of any potential resolution of these matters. We will continue to vigorously defend against the government’s allegations.

Management has established a reserve of approximately $20 million to reflect the low end of the range of probable liability in connection with the civil matter discussed above. However, changes in the reserve may be required in the future as additional information becomes available, and the ultimate amount required to resolve such matter could materially exceed the reserve.

The following matters, which have been previously reported, have recently been resolved.

•

Implantable Cardioverter Defibrillators (“ICDs”)—Fifty-six of our hospitals have been subject to a DOJ review commenced in March 2010 to determine whether ICD procedures performed at the hospitals from 2002 to 2010 complied with Medicare coverage requirements. In July 2015, we reached final agreement with the DOJ to resolve the investigation for $12.1 million, which was fully reserved as of June 30, 2015 and paid on August 3, 2015.

•

Review of Conifer’s Debt Collection Activities—Syndicated Office Systems, LLC, a wholly owned indirect subsidiary of Conifer Health Solutions, LLC doing business under the name Central Financial Control (“CFC”), in August 2013 and July 2014 received Civil Investigative Demands from the U.S. Consumer Financial Protection Bureau (“CFPB”). In January 2015, CFC began discussions with the CFPB to address the agency’s concerns that in limited instances CFC had not fully complied with certain notification requirements under federal consumer protection laws. On June 18, 2015, CFC stipulated to a Consent Order issued by the CFPB to resolve the matter. Under the Consent Order, CFC must implement plans for consumer redress and compliance with federal consumer protection laws and must provide periodic reports to the CFPB over five years. CFC also agreed to forgive approximately $0.3 million in consumer debt and to pay $5.6 million under the Consent Order. Based on the status of discussions with the CFPB, in May 2015 management increased the reserve previously established for this matter from $1.7 million at December 31, 2014 to $5.2 million as of June 30, 2015.

Antitrust Class Action Lawsuits Filed by Registered Nurses in Detroit and San Antonio

In Cason-Merenda, et al. v. VHS of Michigan, Inc. d/b/a Detroit Medical Center, et al., filed in December 2006 in the U.S. District Court for the Eastern District of Michigan, a certified class composed of the registered nurses (exclusive of supervisory, managerial and advanced practical nurses) employed by eight unaffiliated Detroit-area hospital systems allege those hospital systems, including Detroit Medical Center (“DMC”), violated Section §1 of the federal Sherman Act by exchanging compensation-related information among themselves in a manner that has reduced competition and suppressed the wages paid to such nurses. A subsidiary of Vanguard acquired DMC in January 2011, and we acquired Vanguard in October 2013. All of the defendant hospital systems, other than DMC, have settled. The matter is now set for trial to commence in September 2015. Absent settlement of this matter, we will continue to vigorously defend ourselves against the plaintiffs’ allegations. We cannot predict with any certainty the terms of any potential resolution of this matter.

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The lawsuit was filed by the same group of class action attorneys who filed several similar cases around the country in the same time frame, including one against DMC in Detroit, as discussed in the Cason-Merenda proceeding described above. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. The parties have engaged in discovery related to the issue of class certification, and the plaintiffs filed a motion to certify the class in April 2008. The case has been stayed since that time. On July 22, 2015, the court granted plaintiffs’ July 2013 motion to lift the stay and re-open discovery in this matter. Because these proceedings are at an early stage, it is impossible at this time to predict their outcome with any certainty; however, we believe that the ultimate resolution of this matter will not have a material effect on our business, financial condition or results of operations. We will continue to seek to defeat class certification and vigorously defend ourselves against the plaintiffs’ allegations.

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

In addition, in October 2014, we received court approval of a final agreement to settle a previously disclosed class action lawsuit captioned Doe, et al. v. Jo Ellen Smith Medical Foundation, which was filed in the Civil District Court for the Parish of Orleans in Louisiana in March 1997. The plaintiffs pursued a claim for tortious invasion of privacy due to the fact that in April 1996 patient identifying records from a psychiatric hospital we closed in 1995 were temporarily placed in an unsecure location while the hospital was undergoing renovations. The court certified a class of over 5,000 persons; however, only eight individuals (in addition to the two plaintiffs) were identified in the class certification process. The plaintiffs asserted each member of the class is entitled to common damages under a theory of presumed “common damage” regardless of whether or not any members of the class were actually harmed or even aware of the incident. To avoid protracted litigation, the parties settled this matter in June 2014 for a maximum potential payment of $32.5 million, subject to the number and type of claims asserted by the class members. The payment for all undisputed common damages claims was made in April 2015, and a payment representing a portion of the attorneys’ fees was paid in June 2015. The payment for the remaining attorneys’ fees and administrative costs, as well as the undisputed individual damages claims, was made on August 3, 2015. We had made an initial deposit of $5.5 million into an escrow account in late November 2014 and, based on low class participation as of March 31, 2015 (the end of the claims period), management reduced the reserve for this matter from $11.5 million at December 31, 2014 to $8.0 million, recorded in discontinued operations, to reflect its then-current estimate of probable remaining liability. In total, we paid $13.6 million to settle this matter.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2015 and 2014:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Six Months Ended June 30, 2015
Continuing operations	$73	$17	$(27)	$3	$66
Discontinued operations	10	(3)	(1)	—	6
	$83	$14	$(28)	$3	$72

Six Months Ended June 30, 2014
Continuing operations	$64	$15	$(6)	$(3)	$70
Discontinued operations	6	18	(6)	—	18
	$70	$33	$(12)	$(3)	$88

For the six months ended June 30, 2015 and 2014, we recorded costs of $17 million and $15 million, respectively, in continuing operations, primarily related to costs associated with various legal proceedings and governmental reviews. During the six months ended June 30, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

NOTE 11. INCOME TAXES

During the six months ended June 30, 2015, we recorded an income tax benefit of $11 million in continuing operations on pre-tax earnings of $37 million. The recorded benefit differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $7 million, tax benefits of $22 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, discrete tax benefits of $17 million related to the amendment of certain prior year tax returns and tax expense of approximately $8 million related to other permanent tax differences.

During the six months ended June 30, 2015, we increased our estimated liabilities for uncertain tax positions by $1 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at June 30, 2015 was $38 million, of which $31 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2015 were $5 million, all of which related to continuing operations.

At June 30, 2015, approximately $3 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 12. LOSS PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for the three and six months ended June 30, 2015 and 2014. Net loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(60)	99,244	$(0.60)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(60)	99,244	$(0.60)

Three Months Ended June 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(10)	97,677	$(0.11)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(10)	97,677	$(0.11)

Six Months Ended June 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(14)	98,972	$(0.14)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(14)	98,972	$(0.14)

Six Months Ended June 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(37)	97,419	$(0.38)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(37)	97,419	$(0.38)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2015 and 2014 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 2,673 and 2,423 for the three and six months ended June 30, 2015, respectively, and 2,123 and 2,053 for the three and six months ended June 30, 2014, respectively.

NOTE 13. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$—	$—	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	62	25	36	1
	$64	$25	$38	$1

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	60	54	5	1
	$64	$56	$7	$1

Our non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis typically relate to long-lived assets held and used, long-lived assets held for sale and goodwill. We are required to provide additional disclosures about fair value measurements as part of our financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis. The following table presents this information as of June 30, 2015 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held for sale	$32	$—	$32	$—

As described in Note 3, we recorded a $147 million impairment charge for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, in the three months ended June 30, 2015.

The fair value of our long-term debt is based on quoted market prices (Level 1). At June 30, 2015 and December 31, 2014, the estimated fair value of our long-term debt was approximately 103.8% and 105.0%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the six months ended June 30, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. Additionally, we acquired majority interests in seven ambulatory surgery centers (our interests in all of which were contributed to the USPI joint venture) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $636 million.

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets, investments in affiliates and noncontrolling interests for our recent acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

Preliminary purchase price allocations for all acquisitions made during the six months ended June 30, 2015 are as follows:

Current assets	$241
Property and equipment	353
Other intangible assets	359
Goodwill	2,905
Other long-term assets	658
Current liabilities	(306)
Deferred taxes — long term	(128)
Other long-term liabilities	(1,994)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,372)
Noncontrolling interests	(80)
Cash paid, net of cash acquired	$636

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $36 million in transaction costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2015, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

USPI Joint Venture and Acquisition of Aspen

Effective June 16, 2015, we entered into the USPI joint venture, of which we own 50.1%. The joint venture has interests in 249 ambulatory surgery centers, 18 short-stay surgical hospitals and 20 imaging centers in 29 states. We refinanced approximately $1.5 billion of existing USPI debt, which was allocated to the joint venture through an intercompany loan, and paid approximately $424 million to align the respective valuations of the assets contributed to the joint venture. We also completed the Aspen acquisition for approximately $226 million.

The preliminary purchase price allocations for our USPI joint venture and Aspen acquisition are as follows:

Current assets	$238
Property and equipment	347
Other intangible assets	359
Goodwill	2,781
Other long-term assets	657
Current liabilities	(303)
Deferred taxes — long term	(128)
Other long-term liabilities	(1,989)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,332)
Noncontrolling interests	(64)
Cash paid, net of cash acquired	$566

Pro Forma Information – Unaudited

The following table provides certain pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2014. The net income of USPI for the three and six months ended June 30, 2015 was adjusted by $30 million to remove a nonrecurring loss on extinguishment of debt.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating revenues	$4,671	$4,246	$9,300	$8,360
Equity in earnings of unconsolidated affiliates	$38	$32	$63	$51
Net loss attributable to common shareholders	$(73)	$(31)	$(45)	$(73)
Net loss per share attributable to common shareholders	$(0.74)	$(0.32)	$(0.46)	$(0.75)

NOTE 15. SEGMENT INFORMATION

In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Previously, our business consisted of our Hospital Operations and other segment and our Conifer segment. Effective June 16, 2015, we completed the joint venture transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets. We contributed our interests in 49 ambulatory surgery centers and 20 imaging centers, which had previously been included in our Hospital Operations and other segment, to the joint venture. The USPI joint venture has interests in 249 ambulatory surgery centers, 18 short-stay surgical hospitals and 20 imaging centers in 29 states. We also completed the acquisition of Aspen effective June 16, 2015, which includes nine private hospitals and clinics in the United Kingdom. Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and Aspen facilities. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, urgent care facilities and health plans. We also own various related healthcare businesses. At June 30, 2015, our subsidiaries operated 80 hospitals (one of which is temporarily closed for repairs), with a total of 20,826 licensed beds, primarily serving urban and suburban communities in 14 states, and six health plans, as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

We provide healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans under our Conifer subsidiary. At June 30, 2015, Conifer provided services to approximately 800 Tenet and non-Tenet hospitals and other clients nationwide.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30,	December 31,
	2015	2014
Assets:
Hospital Operations and other	$16,678	$17,008
Conifer	1,151	929
Ambulatory Care	4,917	204
Total	$22,746	$18,141

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Capital expenditures:
Hospital Operations and other	$166	$235	$341	$506
Conifer	6	5	11	13
Ambulatory Care	3	2	7	4
Total	$175	$242	$359	$523

Net Operating revenues:
Hospital Operations and other	$4,175	$3,811	$8,326	$7,523
Conifer
Tenet	165	138	325	278
Other customers	175	147	357	292
Total Conifer revenues	340	285	682	570
Ambulatory Care	142	80	233	148
Intercompany eliminations	(165)	(138)	(325)	(278)
Total	$4,492	$4,038	$8,916	$7,963

Adjusted EBITDA:
Hospital Operations and other	$459	$390	$877	$711
Conifer	60	44	142	92
Ambulatory Care	49	26	78	44
Total	$568	$460	$1,097	$847

Depreciation and amortization:
Hospital Operations and other	$178	$200	$369	$385
Conifer	12	5	24	10
Ambulatory Care	7	4	11	7
Total	$197	$209	$404	$402

Adjusted EBITDA	$568	$460	$1,097	$847
Depreciation and amortization	(197)	(209)	(404)	(402)
Impairment and restructuring charges, and acquisition-related costs	(193)	(32)	(222)	(53)
Litigation and investigation costs	(14)	(12)	(17)	(15)
Interest expense	(217)	(190)	(416)	(372)
Investment earnings (losses)	(1)	—	(1)	—
Net income (loss) from continuing operations before income taxes	$(54)	$17	$37	$5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, urgent care facilities and health plans.  In June 2015, we completed the transaction that combined our interests in our freestanding ambulatory surgery and diagnostic imaging centers with the short-stay surgery center assets held by United Surgical Partners International, Inc. (“USPI”) into a new joint venture (“USPI joint venture”), and we acquired European Surgical Partners Ltd. (“Aspen”), which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. We also provide healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which is also a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 77 hospitals and six health plans operated throughout the three and six months ended June 30, 2015 and 2014, (ii) Texas Regional Medical Center at Sunnyvale (“TRMC”), in which we acquired a majority interest on June 3, 2014, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  (iv) Emanuel Medical Center, which we acquired on August 1, 2014, (v) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, and (vi) Aspen, which we also acquired on June 16, 2015, in each case only for the period from acquisition or commencement of operations, as the case may be, to June 30, 2015 and 2014, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Certain previously reported information, primarily related to our freestanding ambulatory surgery and diagnostic imaging centers that were contributed to the USPI joint venture, has been reclassified to conform to the current-year presentation. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Lease of Hi-Desert Medical Center—In  July 2015, we began operating Hi-Desert Medical Center and its related healthcare facilities under an arrangement structured as a long-term lease agreement with Hi-Desert Memorial Health Care District. We now manage the operations of the 59-bed acute care hospital and the 120-bed skilled nursing facility on the hospital campus in Joshua Tree, California, as well as associated programs that were previously operated by the hospital.

Partnership with Dignity Health and Ascension Health—Also in  July 2015, we announced that we have signed a definitive agreement with Dignity Health and Ascension Health to create a partnership that will own and operate Carondelet Health Network. We will be the majority partner and will manage the operations of three hospitals with over 900 licensed beds, related physician practices, outpatient and ambulatory services, and other affiliated businesses in Tucson and Nogales, Arizona.

Joint Venture with Baptist Health System—In June 2015, we signed a definitive agreement with Baptist Health System, Inc. to create a joint venture that will operate a healthcare network serving Birmingham and central Alabama. We will be the majority partner and will manage the network’s operations. The joint venture will unite Baptist Health System’s four hospitals—Citizens Baptist Medical Center, Princeton Baptist Medical Center, Shelby Baptist Medical Center and Walker Baptist Medical Center—with our Brookwood Medical Center, along with each organization’s related businesses. The new system will have more than 1,700 licensed beds, 77 outpatient and physician office facilities, including clinics delivering primary and specialty care, approximately 7,300 employees, and approximately 1,500 affiliated physicians.

Definitive Agreement To Sell Saint Louis University Hospital (“SLUH”)—Also in  June 2015, we announced a definitive agreement to sell SLUH to Saint Louis University. As a result of this anticipated transaction, we recorded an impairment charge of $147 million in the three months ended June 30, 2015. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed in the third quarter of 2015.

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

Core Business Strategy—We are focused on providing high quality care to patients through our hospitals and outpatient centers, and offering an array of business process solutions primarily to healthcare providers through Conifer. With respect to our hospitals, ambulatory care centers and other outpatient businesses, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology, to recruit and retain physicians, and to negotiate competitive contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communication and engagement solutions to optimize the relationship between providers and patients. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management.

Commitment to Quality—We are continuing to make significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in readmissions for hospitalized patients.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues, and to expand our Conifer services business, through organic growth, acquisitions and strategic partnerships.

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. In June 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture owned by us and Welsh Carson, Anderson & Stowe, a private equity firm that specializes in healthcare investments. The joint venture has interests in 249 ambulatory surgery centers, 18 short-stay surgical hospitals and

20 imaging centers in 29 states. Moreover, we significantly increased the number of our not-for-profit partners through USPI and now have relationships with more than 50 leading healthcare systems across the country.

Also in June 2015, we expanded our operations beyond the borders of the United States with our acquisition of Aspen Healthcare in the United Kingdom. Aspen’s four acute care hospitals and five outpatient centers are committed to providing superior care and service in a growing market. We believe we are well-positioned to leverage our capabilities globally via Aspen and other strategic opportunities in the future.

In addition, we signed a definitive agreement with Baptist Health System in June 2015 to create a joint venture that will operate a healthcare network serving Birmingham and central Alabama. We will be the majority partner and will manage the network’s five hospitals and related businesses.  In July 2015, we began operating Hi-Desert Medical Center and related healthcare facilities in Joshua Tree, California under a long-term lease agreement and announced our definitive agreement with Dignity Health and Ascension Health to create a partnership that will own and operate Carondelet Health Network based in Tucson, Arizona. We have also entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of five North Texas hospitals: Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and TRMC–  which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health. The joint venture will focus on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. Baylor Scott & White Health will hold a majority ownership interest in the joint venture.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the six months ended June 30, 2015, we derived approximately 37% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. The newly acquired facilities in the USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we expect that our new national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

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

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). During the six months ended June 30, 2015 and 2014, we recognized approximately $39 million and $67 million, respectively, of Medicare and Medicaid electronic health record (“EHR”) ARRA HIT incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions have had a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to recent levels. We believe our volumes were positively impacted in the six months ended June 30, 2015 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

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

Impact of Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At June 30, 2015, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is important that we make steady and measurable progress in successfully integrating acquired businesses and new joint ventures into our business processes, as appropriate. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

RESULTS OF OPERATIONS—OVERVIEW

The following table shows certain selected operating statistics for our continuing operations, which includes the results of (i) our same 77 hospitals and six health plans operated throughout the three months ended June 30, 2015 and 2014, (ii) TRMC, in which we acquired a majority interest on June 3, 2014, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  (iv) Emanuel Medical Center, which we acquired on August 1, 2014, (v) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, and (vi) Aspen, which we also acquired on June 16, 2015, in each case only for the period from acquisition or commencement of operations, as the case may be, to June 30, 2015 and 2014, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Three Months Ended June 30,
			Increase
Selected Operating Statistics	2015	2014	(Decrease)
Hospital Operations and other
Total admissions	201,908	194,641	3.7%
Adjusted patient admissions(1)	349,122	333,927	4.6%
Paying admissions (excludes charity and uninsured)	191,373	183,714	4.2%
Charity and uninsured admissions	10,535	10,927	(3.6)%
Emergency department visits	742,951	702,009	5.8%
Total surgeries	127,523	123,660	3.1%
Patient days — total	929,840	907,093	2.5%
Adjusted patient days(1)	1,589,567	1,540,290	3.2%
Average length of stay (days)	4.61	4.66	(1.1)%
Number of hospitals (at end of period)	80	79	1
Average licensed beds	20,826	20,370	2.2%
Utilization of licensed beds(2)	49.1%	48.9%	0.2	%(3)
Total visits	2,063,037	1,927,597	7.0%
Paying visits (excludes charity and uninsured)	1,903,403	1,760,872	8.1%
Charity and uninsured visits	159,634	166,725	(4.3)%
Ambulatory Care
Total facilities (at end of period)	141	60	135.0%
Total cases	180,524	138,454	30.4%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.
(3)	The change is the difference between the 2015 and 2014 amounts shown.

Total admissions increased by 7,267, or 3.7%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Total surgeries increased by 3.1% in the three months ended June 30, 2015 compared to the same period in 2014. Our emergency department visits increased 5.8% in the three months ended June 30, 2015 compared to the same period in the prior year. Our volumes were positively impacted by acquisitions, as well as, we believe, incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Charity and uninsured admissions and outpatient visits decreased 3.6% and 4.3%, respectively,  in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to Medicaid expansion in certain of the states in which we operate and increased health insurance exchange coverage.

	Three Months Ended June 30,
			Increase
Revenues	2015	2014	(Decrease)
Net operating revenues before provision for doubtful accounts	$4,844	$4,358	11.2%
Hospital Operations and other
Revenues from charity and the uninsured	$253	$243	4.1%
Net inpatient revenues(1)	$2,623	$2,393	9.6%
Net outpatient revenues(1)	$1,484	$1,367	8.6%
Conifer revenues	$340	$285	19.3%
Ambulatory Care revenues	$142	$80	77.5%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $93 million and $79 million for the three months ended June 30, 2015  and 2014, respectively. Net outpatient revenues include self-pay revenues of $160 million and $164 million for the three months ended June 30, 2015 and 2014, respectively.

Net operating revenues before provision for doubtful accounts increased by $486 million, or 11.2%, in the three months ended June 30, 2015 compared to the same period in 2014, primarily due to acquisitions, increases in our inpatient and outpatient volumes, improved managed care pricing and increased net revenues related to the California provider fee program. Net operating revenues before provision for doubtful accounts in the three months ended June 30, 2015 included $45 million of net revenues from the California provider fee program; we did not recognize any revenues related to this program during the three months ended June 30, 2014 because the current program had not yet been approved by CMS.

	Three Months Ended June 30,
			Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)
Provision for doubtful accounts	$352	$320	10.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.3%	7.3%	—	%(1)

(1)	The change is the difference between the 2015 and 2014 amounts shown.

Provision for doubtful accounts increased by $32 million, or 10.0%, in the three months ended June 30, 2015 compared to the same period in 2014, but provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts remained at 7.3% for both periods. The increase in the provision for doubtful accounts primarily related to the impact of the $486 million increase in our net operating revenues before provision for doubtful accounts, including a $10 million increase in revenues from charity and the uninsured, as well as a  greater amount of patient co-pays and deductibles. Our AR Days from continuing operations were 50.7 days (48.8 days if we included USPI and Aspen’s results for the entire quarter) at June 30, 2015 and 49.5 days at December 31, 2014, within our target of less than 55 days.

	Three Months Ended June 30,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,542	$5,312	4.3%
Supplies per adjusted patient admission(1)	1,943	1,899	2.3%
Other operating expenses per adjusted patient admission(1)	2,829	2,890	(2.1)%
Total per adjusted patient admission	$10,314	$10,101	2.1%

(1)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Three Months Ended June 30,
			Increase
Selected Operating Expenses	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,935	$1,756	10.2%
Supplies	679	635	6.9%
Other operating expenses	980	954	2.7%
Total	$3,594	$3,345	7.4%
Conifer
Salaries, wages and benefits	$209	$178	17.4%
Other operating expenses	71	63	12.7%
Total	$280	$241	16.2%
Ambulatory Care
Salaries, wages and benefits	$41	$22	86.4%
Supplies	28	14	100.0%
Other operating expenses	30	18	66.7%
Total	$99	$54	83.3%
Total
Salaries, wages and benefits	$2,185	$1,956	11.7%
Supplies	707	649	8.9%
Other operating expenses	1,081	1,035	4.4%
Total	$3,973	$3,640	9.1%
Rent/lease expense(1)
Hospital Operations and other	$54	$48	12.5%
Conifer	4	5	(20.0)%
Ambulatory Care	6	5	20.0%
Total	$64	$58	10.3%

(1)	Included in other operating expenses.

Salaries, wages and benefits per adjusted patient admission increased 4.3% in the three months ended June 30, 2015 compared to the same period in 2014. This change is primarily due to  a greater number of employed physicians, annual merit increases for certain of our employees, increased contract labor costs, and increased employee health benefits and incentive compensation costs in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Supplies expense per adjusted patient admission increased 2.3% in the three months ended June 30, 2015 compared to the same period in 2014. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, and volume growth in our supply-intensive surgical services, partially offset by lower implant costs.

Other operating expenses per adjusted patient admission declined by 2.1% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decline is attributable to cost efficiency initiatives we have been implementing, a reduction in malpractice expense and our increased patient volumes, which have a favorable impact on this cost metric due to the fixed nature of certain costs included in other operating expenses. Partially offsetting these positive factors are increased information systems maintenance contract costs, additional costs related to a greater number of employed and contracted physicians, and increased costs associated with funding indigent care services by our Texas hospitals, which costs were substantially offset by additional net patient revenues. Malpractice expense was $20 million lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to unfavorable adjustments in the 2014 period to settle various cases to mitigate the risk of protracted litigation. The 2015 period also included a favorable adjustment of approximately $6 million due to a 36 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $2 million as a result of a 17 basis point decrease in the interest rate in the 2014 period.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and six months ended June 30, 2015 and 2014 of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(194)	$(32)	$(223)	$(53)
Litigation and investigation costs	(14)	(12)	(17)	(15)
Pre-tax impact	$(208)	$(44)	$(240)	$(68)
Total after-tax impact	$(136)	$(27)	$(157)	$(42)
Diluted per-share impact of above items	$(1.35)	$(0.28)	$(1.55)	$(0.43)
Diluted loss per share, including above items	$(0.60)	$(0.11)	$(0.14)	$(0.38)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $299 million at June 30, 2015, an increase of $114 million from $185 million at March 31, 2015.

Significant cash flow items in the three months ended June 30, 2015 included:

•	Capital expenditures of $175 million;

•	Purchases of businesses for $625 million;

•	Interest payments of $268 million;

•	$250 million of net repayments under our revolving credit facility;

•	$400 million of repayments under our short-term interim loan facility;

•	$1.9 billion of net proceeds from the issuance of 6 3/4% senior notes due 2023;

•	$900 million of net proceeds from the issuance of floating interest rate senior secured notes due 2020; and

•	$1.5 billion of repayments of debt assumed from acquisitions.

Net cash provided by operating activities was $353 million in the six months ended June 30, 2015 compared to $247 million in the six months ended June 30, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $250 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•	$4 million less cash used in operating activities from discontinued operations;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•	An increase of $2 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $25 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Net Patient Revenues from:	2015	2014	(Decrease)(1)	2015	2014	(Decrease)(1)
Medicare	20.7%	22.6%	(1.9)%	21.3%	22.6%	(1.3)%
Medicaid	8.5%	10.1%	(1.6)%	9.0%	9.0%	—%
Managed care	60.8%	57.8%	3.0%	59.9%	58.0%	1.9%
Indemnity, self-pay and other	10.0%	9.5%	0.5%	9.8%	10.4%	(0.6)%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Admissions from:	2015	2014	(Decrease)(1)	2015	2014	(Decrease)(1)
Medicare	26.8%	27.3%	(0.5)%	27.4%	28.1%	(0.7)%
Medicaid	8.1%	11.6%	(3.5)%	8.1%	11.3%	(3.2)%
Managed care	57.6%	53.5%	4.1%	56.9%	52.8%	4.1%
Indemnity, self-pay and other	7.5%	7.6%	(0.1)%	7.6%	7.8%	(0.2)%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Nearly 90 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three major programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016, and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Following legal challenges seeking to limit this provision of the ACA, the U.S. Supreme Court ruled in June 2015 that U.S. Internal Revenue Service regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange (rather than a state-based exchange) are permissible.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In February 2014, the requirements of the employer mandate were delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delay in enforcement of the employer mandate will have a discernible effect on insurance coverage.

Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. At June 30, 2015, 30 states and the District of Columbia have taken action to expand Medicaid, and one other is considering action to expand in the near future. We currently operate hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs.

We anticipate that healthcare providers will generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2018, as the number of uninsured individuals declines. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of continuing legal challenges to certain provisions of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, in Part I of our Annual Report.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue Descriptions	2015	2014	2015	2014
Medicare severity-adjusted diagnosis-related group — operating	$435	$404	$892	$841
Medicare severity-adjusted diagnosis-related group — capital	40	37	82	77
Outliers	14	16	32	36
Outpatient	253	246	505	476
Disproportionate share	86	95	174	191
Direct Graduate and Indirect Medical Education(1)	68	67	135	131
Other(2)	3	21	13	25
Adjustments for prior-year cost reports and related valuation allowances	10	18	32	19
Total Medicare net patient revenues	$909	$904	$1,865	$1,796

(1)

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

Medicare Hospital Appeals Settlement

During the year ended December 31, 2014, CMS offered hospitals an opportunity to settle certain Medicare inpatient claims in the appeals process or within the timeframe to request an appeal. Generally, the one-time settlement offer applies to payment denials for inpatient services on the basis that the services were reasonable and necessary, but treatment as an inpatient was not. All of our hospitals with claims that are eligible for settlement have accepted the settlement offer. The estimated cash value of the settlement for our hospitals’ claims is approximately $17 million, substantially all of which had been received at June 30, 2015.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 18.4% and 16.9% of total net patient revenues before provision for doubtful accounts for the six months ended June 30, 2015 and 2014, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2015 and 2014, our total Medicaid revenues attributable to DSH and other supplemental revenues for were approximately $467 million and $311 million, respectively. During the three months ended June 30, 2015, we recorded an unfavorable adjustment of $35 million to reduce Medicaid supplemental revenues recognized over the past several years by our Valley Baptist hospitals in South Texas. This adjustment was necessary as a result of the state’s recent review and update of several factors that influence payments to individual hospitals and state funding levels. Also during the three months ended June 30, 2015, we recognized a $33 million favorable adjustment to increase the Medicaid supplemental revenues of our Detroit hospitals. This adjustment related to a recent update by Michigan of estimated funding levels, which increased as result of the expansion of the state’s Medicaid program effective April 1, 2014.

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

The Governor of California signed the Hospital Quality Assurance Fee (“HQAF”) renewal bill into law in October 2013, extending California’s provider fee program for three years beginning January 2014 (with a framework to renew the program for at least three additional years beyond 2016), and CMS approved the 36-month HQAF program in the three months ended December 31, 2014. We reported in our Annual Report that, based on then-recent estimates from the California Hospital Association, the extension of the HQAF program authorized by the legislation was expected to result in additional revenues for our hospitals, net of provider fees and other expenses, of approximately $530 million over the three-year period ending December 31, 2016. We have since updated our estimate to include expected HQAF revenue associated with our operation of Hi-Desert Medical Center and a contribution to the HQAF program from the California Health Foundation & Trust, a 501(c)(3) public benefit charity established to sponsor and support health care, including access to health care, research and education. As of June 30, 2015, we expect the 36-month HQAF program will result in revenues for our hospitals, net of provider fees and other expenses, of approximately $575 million in total.

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

Medicaid-related patient revenues recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2015 and 2014 are set forth in the table below:

	Six Months Ended June 30,
	2015		2014
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$196	$150	$166	$125
California	163	191	70	105
Texas	126	116	135	108
Florida	51	81	91	33
Illinois	48	23	44	15
Missouri	39	10	32	3
Georgia	35	18	41	17
Pennsylvania	33	98	38	94
Massachusetts	19	24	17	23
North Carolina	14	3	13	2
South Carolina	8	17	8	16
Alabama	7	—	6	—
Tennessee	3	16	3	13
Arizona	(8)	57	6	56
	$734	$804	$670	$610

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On July 31, 2015, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2016 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.4% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of EHR technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also making certain adjustments to the estimated 2.4% market basket increase that result in a net market basket update of 0.9% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.5% and 0.2%, respectively; and

•	A documentation and coding recoupment reduction of 0.8% as required by the American Taxpayer Relief Act of 2012;

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	A 0.85% net increase in the capital federal MS-DRG rate; and

•	A decrease in the cost outlier threshold from $24,626 to $22,544.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.4% increase in payments for hospitals in large urban areas (populations over one million). The payment and policy changes result in an estimated 1.2% decrease in our annual IPPS payments, which yields an estimated reduction of approximately $30 million in our annual Medicare IPPS payments. Most of this decrease is due to an expected decline in Medicare UC-DSH reimbursement. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment and Policy Changes to the Medicare Inpatient Psychiatric Facility Prospective Payment System

On July 31, 2015, CMS issued the final rule updating Medicare payment policies and rates for the Medicare inpatient psychiatric facility (“IPF”) prospective payment system for FFY 2016 (“IPF-PPS Final Rule”). The IPF‑PPS Final Rule includes the following payment and policy change for IPFs:

•

A net payment increase for IPFs of 1.7%, which reflects a market basket increase of 2.4% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.5%, respectively; and

•	An increase in the outlier fixed-dollar loss threshold from $8,755 to $9,580.

At June 30, 2015, 21 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Final Rule will result in an estimated total increase in aggregate IPF payments of 1.5%, which includes an average 1.6% increase for IPF units in hospitals located in urban areas for FFY 2016. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the nine months ended June 30, 2015, the annual impact of the payment and policy changes in the IPF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1  million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Inpatient Rehabilitation Facility Prospective Payment System

On July 31, 2015, CMS issued the final rule updating Medicare payment policies and rates for the Medicare inpatient rehabilitation facility (“IRF”) prospective payment system for FFY 2016 (“IRF-PPS Final Rule”). The IRF-PPS Final Rule includes the following payment and policy changes for IRFs:

•

A net payment increase for IRFs of 1.7%, which reflects a market basket increase of 2.4% reduced by market basket index and multifactor productivity adjustments required by the ACA of 0.2% and 0.5%, respectively; and

•	A one-year transition for the adoption of the newest Office of Management and Budget delineations for assigning the wage index to IRFs.

At June 30, 2015, we operated one freestanding IRF, and 15 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 1.8%, which includes an average 1.7% increase for freestanding urban IRFs and an average 1.9% increase for IRF units in hospitals located in urban areas for FFY 2016. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the nine months ended June 30, 2015, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix and the related effects of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems

On July 1, 2015, CMS released the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System proposed changes for calendar year 2016 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following proposed payment and policy changes:

•

An estimated net decrease in the OPPS rates of 0.1% based on an estimated market basket increase of 2.7% reduced by a multifactor productivity adjustment of 0.6%, an additional 0.2% adjustment required by the Affordable Care Act and a 2.0% reduction to correct for inflation in OPPS payment rates;

•

Changes to the two-midnight rule under CMS’ short inpatient hospital stay policy, including a case-by-case exceptions policy for stays spanning fewer than two midnights, and  the shifting of patient status medical reviews from Medicare Administrative Contractors to Quality Improvement Organizations; and

•	A 1.24% increase in the ASC payments rates.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 0.2% decrease in OPPS payments for all facilities and an average 0.1% decrease in OPPS payments for facilities in large urban areas (populations over one million). According to CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our facilities is a negligible increase in Medicare outpatient revenues. Because of the uncertainty associated with the proposals, and the other factors that may influence our future OPPS payments by individual facility, including legislative action, patient volumes and case mix, we cannot provide any assurances regarding this estimate.

The Medicare Access and CHIP Reauthorization Act of 2015

On April 16, 2015, the President signed the Medicare Access and CHIP Reauthorization Act of 2015, which makes numerous changes to Medicare, Medicaid, and other healthcare and related programs, as well as averts a 21% reduction to Medicare payments under the Medicare Physician Fee Schedule (“MPFS”) that was scheduled to take effect on April 1, 2015. Significant provisions of the legislation include:

•	Freezing MPFS payment rates at then-current levels for the period from April 1 through June 30, 2015, and then increasing the rates by 0.5% for services furnished during the last six months of 2015;

•	Replacing the Sustainable Growth Rate (“SGR”) formula with new systems for establishing the annual updates to payment rates for physicians’ services in Medicare; specifically,

•	Payments made under the MPFS will increase by 0.5% per year for services furnished during calendar years 2016 through 2019;

•

Payment rates for services on the MPFS will remain at the 2019 level through 2025, but the amounts paid to individual providers will be subject to adjustment through one of two mechanisms, depending on whether the physician chose to participate in the Merit-Based Incentive Payment System or an Alternative Payment Model (“APM”) program; and

•

For 2026 and subsequent years, there will be two payment rates for services on the MPFS; for providers paid through an APM program, payment rates will be increased each year by 0.75%, while payment rates for other providers will be increased each year by 0.25%;

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

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

On July 8, 2015, CMS issued a proposed rule updating the MPFS for calendar year 2016 (“MPFS Proposed Rule”). The proposed rule contains various provisions to update payment rates and policies, including the 0.5% percent update to the payment rates mandated by the Medicare Access and CHIP Reauthorization Act of 2015 described above, along with quality provisions for services furnished under the MPFS. The proposed rule also begins to implement other provisions under the law, which will over time replace the SGR formula, with new payment systems for physicians and other practitioners. Other proposals in the MPFS Proposed Rule include:

•

New exceptions to the physician self-referral law allowing payments to physicians to employ non-physician practitioners and  allowing timeshare arrangements for the use of office space, equipment, personnel, supplies and other services that benefit rural or underserved areas;

•	Additional guidance and clarification of terminology related to how financial relationships are documented;

•

Clarification of the calculation of the percentage of physician ownership of a hospital, which is limited under the Affordable Care Act, to specify that the percentage would include all doctors rather than just those who refer to the hospital; and

•	Providing payment for certain advance care planning services provided by physicians and other practitioners to Medicare beneficiaries.

Comprehensive Care for Joint Replacement Proposed Rule

On July 9, 2015, CMS issued the Comprehensive Care for Joint Replacement (“CCJR”) Proposed Rule (“CCJR Proposed Rule”). The CCJR Proposed Rule introduces a fee-for-service demonstration payment model that will hold hospitals financially accountable for the quality of care delivered to Medicare fee-for-service beneficiaries for lower extremity joint replacement (“LEJR”) (i.e., hip and knee replacement) episodes from surgery through recovery for a period of 90 days following discharge. Major provisions of the CCJR Proposed Rule include:

•	A five-year demonstration period commencing on January 1, 2016;

•

Implementing the proposed CCJR model in 75 geographic areas, defined by metropolitan statistical areas (“MSAs”); by definition, MSAs are counties associated with a core urban area that has a population of at least 50,000;

•	Mandatory participation for all hospitals, with limited exceptions, located in one of the 75 selected areas (participating hospitals are referred to as “anchor hospitals”);

•

Holding participant hospitals financially accountable for the quality and cost of an LEJR episode of care, and incentivizing increased coordination of care among hospitals, physicians and post-acute care providers;

•

Including all LEJR episodes defined by the admission of an eligible Medicare fee-for-service beneficiary to a hospital paid under the IPPS that eventually results in a discharge classified and paid under MS-DRG 469 or 470 (major joint replacement or reattachment of lower extremity with major complications or comorbidities, major joint replacement or reattachment of lower extremity without major complications or comorbidities, respectively);

•	Including all services (e.g., hospital, physician, skilled nursing facility, post-acute care and home health services) related to the episode provided to the patient for 90 days following discharge;

•

Setting Medicare episode “target” prices for each participant hospital that is based on 98% of the estimated aggregate payment for all related services received by eligible Medicare fee-for-service beneficiaries who have LEJR procedures at that hospital;

•	Paying all providers and suppliers separately under the usual fee-for-service payment system rules and procedures of the Medicare program for episode services throughout the year;

•	Comparing actual spending for the LEJR episodes in each demonstration year to the Medicare episode target price for the responsible hospital;

•	Waiving of certain rules (e.g., the three-day acute care prior hospitalization requirement for care in a skilled nursing facility);

•	Making incentive payments to or collecting overpayments, subject to certain limits, from the anchor hospital, depending on the quality and episode aggregate spending performance; and

•	Holding the anchor hospitals harmless from repayments in the first year of the demonstration.

As of June 30, 2015, 25 of our acute care hospitals are located in one of the 75 MSAs selected by CMS for the demonstration program. The CCJR Proposed Rule is subject to a 60-day comment period that expires on September 8, 2015. We cannot predict what impact, if any, the CCJR Proposed Rule will have on our inpatient volumes, net revenues or cash flows.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2015 and 2014 was $5.1 billion and $4.4 billion, respectively. Approximately 61% of our managed care net patient revenues for the six months ended June 30, 2015 was derived from our top ten managed care payers. National payers generated approximately 49% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2015 and December 31, 2014, approximately 62% and 60%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2015, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $12 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have had improved year-over-year managed care pricing, we expect some moderation in the pricing percentage increases in future years. In the six months ended June 30, 2015, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At June 30, 2015 and December 31, 2014,  approximately 5% and 7%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized, in the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Estimated costs for:
Self-pay patients	$168	$167	$332	$353
Charity care patients	$37	$55	$73	$95
DSH and other supplemental revenues	$220	$157	$467	$311

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues:
General hospitals	$4,120	$3,778	$8,237	$7,514
Other operations	724	580	1,394	1,149
Net operating revenues before provision for doubtful accounts	4,844	4,358	9,631	8,663
Less provision for doubtful accounts	352	320	715	700
Net operating revenues	4,492	4,038	8,916	7,963
Equity in earnings of unconsolidated affiliates	16	4	20	5
Operating expenses:
Salaries, wages and benefits	2,185	1,956	4,310	3,877
Supplies	707	649	1,394	1,277
Other operating expenses, net	1,081	1,035	2,174	2,034
Electronic health record incentives	(33)	(58)	(39)	(67)
Depreciation and amortization	197	209	404	402
Impairment and restructuring charges, and acquisition-related costs	193	32	222	53
Litigation and investigation costs	14	12	17	15
Operating income	$164	$207	$454	$377

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.4%	0.1%	0.2%	0.1%
Operating expenses:
Salaries, wages and benefits	48.6%	48.4%	48.3%	48.7%
Supplies	15.7%	16.1%	15.6%	16.0%
Other operating expenses, net	24.1%	25.6%	24.4%	25.6%
Electronic health record incentives	(0.7)%	(1.4)%	(0.4)%	(0.8)%
Depreciation and amortization	4.4%	5.2%	4.5%	5.0%
Impairment and restructuring charges, and acquisition-related costs	4.3%	0.8%	2.5%	0.7%
Litigation and investigation costs	0.3%	0.3%	0.2%	0.2%
Operating income	3.7%	5.1%	5.1%	4.7%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 85% and 87% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2015 and 2014, respectively, and 86% and 87% for the six months ended June 30, 2015 and 2014, respectively.

Net operating revenues from our other operations were $724 million and $580 million in the three months ended June 30, 2015 and 2014, respectively, and $1.394 billion and $1.149 billion in the six months ended June 30, 2015 and 2014, respectively. The increase in net operating revenues from other operations during 2015 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity earnings of unconsolidated affiliates were $16 million and $4 million for the three months ended June 30, 2015 and 2014, respectively,  and $20 million and $5 million in the six months ended June 30, 2015 and 2014, respectively.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 77 hospitals and six health plans operated throughout the three and six months ended June 30, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to our freestanding ambulatory surgery and diagnostic imaging centers that were contributed to the USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Selected Operating Expenses	2015	2014	(Decrease)	2015	2014	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,897	$1,750	8.4%	$3,768	$3,478	8.3%
Supplies	666	634	5.0%	1,323	1,248	6.0%
Other operating expenses	958	948	1.1%	1,942	1,863	4.2%
Total	$3,521	$3,332	5.7%	$7,033	$6,589	6.7%
Salaries, wages and benefits per adjusted patient admission(1)	$5,566	$5,304	4.9%	$5,527	$5,365	3.0%
Supplies per adjusted patient admission(1)	1,950	1,900	2.6%	1,937	1,903	1.8%
Other operating expenses per adjusted patient admission(1)	2,836	2,881	(1.6)%	2,876	2,880	(0.1)%
Total per adjusted patient admission	$10,352	$10,085	2.6%	$10,340	$10,148	1.9%
Conifer
Salaries, wages and benefits	$209	$178	17.4%	$402	$349	15.2%
Other operating expenses	71	63	12.7%	138	129	7.0%
Total	$280	$241	16.2%	$540	$478	13.0%
Ambulatory Care
Salaries, wages and benefits	$41	$22	86.4%	$65	$42	54.8%
Supplies	28	14	100.0%	45	28	60.7%
Other operating expenses	30	18	66.7%	51	34	50.0%
Total	$99	$54	83.3%	$161	$104	54.8%
Rent/lease expense(2)
Hospital Operations and other	$54	$48	12.5%	$106	$94	12.8%
Conifer	4	5	(20.0)%	7	11	(36.4)%
Ambulatory Care	6	5	20.0%	13	11	18.2%
Total	$64	$58	10.3%	$126	$116	8.6%

(1)

Adjusted patient days/admissions represents actual patient days/admissions adjusted to include outpatient services provided by facilities in our Hospital Operation and other segment by multiplying actual patient days/admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments: Hospital Operations and other, which is focused on operating acute care hospitals, urgent care facilities and health plans; Conifer, which operates revenue cycle management and patient communication and engagement services businesses; and Ambulatory Care, which is comprised of our freestanding ambulatory surgery and imaging centers, short-stay surgery centers and Aspen’s hospitals and clinics.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 77 hospitals and six health plans operated throughout the three and six months ended June 30, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to our freestanding ambulatory surgery and diagnostic imaging centers that were contributed to the USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Admissions, Patient Days and Surgeries	2015	2014	(Decrease)		2015	2014	(Decrease)
Total admissions	197,390	194,167	1.7%		401,205	388,440	3.3%
Adjusted patient admissions(1)	340,791	333,073	2.3%		681,626	654,988	4.1%
Paying admissions (excludes charity and uninsured)	187,029	183,267	2.1%		380,057	365,010	4.1%
Charity and uninsured admissions	10,361	10,900	(4.9)%		21,148	23,430	(9.7)%
Admissions through emergency department	125,468	121,872	3.0%		255,709	244,473	4.6%
Paying admissions as a percentage of total admissions	94.8%	94.4%	0.4	%(2)	94.7%	94.0%	0.7	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.2%	5.6%	(0.4)	%(2)	5.3%	6.0%	(0.7)	%(2)
Emergency department admissions as a percentage of total admissions	63.6%	62.8%	0.8	%(2)	63.7%	62.9%	0.8	%(2)
Surgeries — inpatient	54,225	53,205	1.9%		107,055	104,781	2.2%
Surgeries — outpatient	71,122	70,254	1.2%		137,922	136,521	1.0%
Total surgeries	125,347	123,459	1.5%		244,977	241,302	1.5%
Patient days — total	913,127	905,839	0.8%		1,871,492	1,835,003	2.0%
Adjusted patient days(1)	1,558,637	1,538,038	1.3%		3,145,127	3,061,358	2.7%
Average length of stay (days)	4.63	4.67	(0.9)%		4.66	4.72	(1.3)%
Number of hospitals (at end of period)	77	77	—		77	77	—
Licensed beds (at end of period)	20,419	20,355	0.3%		20,419	20,355	0.3%
Average licensed beds	20,419	20,304	0.6%		20,416	20,280	0.7%
Utilization of licensed beds(3)	49.1%	49.0%	0.1	%(2)	50.6%	50.0%	0.6	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between 2015 and 2014 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Outpatient Visits	2015	2014	(Decrease)		2015	2014	(Decrease)
Total visits	2,013,926	1,924,572	4.6%		3,958,900	3,744,204	5.7%
Paying visits (excludes charity and uninsured)	1,858,225	1,758,646	5.7%		3,649,785	3,416,153	6.8%
Charity and uninsured visits	155,701	165,926	(6.2)%		309,115	328,051	(5.8)%
Emergency department visits	715,897	699,423	2.4%		1,429,931	1,364,425	4.8%
Surgery visits	71,122	70,254	1.2%		137,922	136,521	1.0%
Paying visits as a percentage of total visits	92.3%	91.4%	0.9	%(1)	92.2%	91.2%	1.0	%(1)
Charity and uninsured visits as a percentage of total visits	7.7%	8.6%	(0.9)	%(1)	7.8%	8.8%	(1.0)	%(1)

(1)	The change is the difference between 2015 and 2014 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Revenues	2015	2014	(Decrease)	2015	2014	(Decrease)
Net operating revenues	$3,923	$3,674	6.8%	$7,844	$7,245	8.3%
Revenues from charity and the uninsured	$249	$240	3.8%	$509	$556	(8.5)%
Net inpatient revenues(1)	$2,576	$2,400	7.3%	$5,224	$4,840	7.9%
Net outpatient revenues(1)	$1,438	$1,355	6.1%	$2,815	$2,632	7.0%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $93 million and $79 million for the three months ended June 30, 2015 and 2014, respectively, and $156 million  and $220 million for the six months ended June 30, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $199 million and $220 million for the three months ended June 30, 2015 and 2014, respectively, and $310 million and $336 million for the six months ended June 30, 2015 and 2014, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day			Increase			Increase
and Per Visit Basis	2015	2014	(Decrease)	2015	2014	(Decrease)
Net inpatient revenue per admission	$13,050	$12,360	5.6%	$13,021	$12,460	4.5%
Net inpatient revenue per patient day	$2,821	$2,649	6.5%	$2,791	$2,638	5.8%
Net outpatient revenue per visit	$714	$704	1.4%	$711	$703	1.1%
Net patient revenue per adjusted patient admission(1)	$11,778	$11,274	4.5%	$11,794	$11,408	3.4%
Net patient revenue per adjusted patient day(1)	$2,575	$2,441	5.5%	$2,556	$2,441	4.7%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)		2015	2014	(Decrease)
Provision for doubtful accounts	$342	$319	7.2%		$696	$698	(0.3)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.0%	8.0%	—	%(1)	8.1%	8.8%	(0.7)	%(1)

(1)	The change is the difference between 2015 and 2014 amounts shown.

Revenues

Same-hospital net operating revenues increased $249 million, or 6.8%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in same-hospital net operating revenues in the 2015 period is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $41 million and an increase in our other operations revenues. For the three months ended June 30, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $215 million and $157 million, respectively. Same-hospital net inpatient revenues increased $176 million, or 7.3%, and same-hospital admissions increased 1.7% in the three months ended June 30, 2015 compared to the 2014 period. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting. Same-hospital net inpatient revenue per admission increased 5.6%, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of $41 million, in the three months ended June 30, 2015.  Same-hospital net outpatient revenues increased $83 million, or 6.1%, and same-hospital outpatient visits increased 4.6% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 1.4% primarily due to the improved terms of our managed care contracts.

Same-hospital net operating revenues increased $599 million, or 8.3%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in same-hospital net operating revenues in the 2015 period is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $83 million and an increase in our other operations revenues. For the six months ended June 30, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $458 million and $311 million, respectively. Same-hospital net inpatient revenues increased $384 million, or 7.9%, and same-hospital admissions increased 3.3% in the six months ended June 30, 2015 compared to the 2014 period. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Same-hospital net inpatient revenue per admission increased 4.5%, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of $83 million, in the six months ended June 30, 2015. Same-hospital net outpatient revenues increased $183 million, or 7.0%,  and same-hospital outpatient visits increased 5.7% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 1.1% primarily due to the improved terms of our managed care contracts.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.0% for both the three months ended June 30, 2015 and 2014, and 8.1% and 8.8% for the six months ended June 30, 2015 and 2014, respectively. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$377	$—	$377	$323	$—	$323
Medicaid	119	—	119	153	—	153
Net cost report settlements payable and valuation allowances	(38)	—	(38)	(51)	—	(51)
Managed care	1,650	111	1,539	1,528	99	1,429
Self-pay uninsured	433	395	38	578	482	96
Self-pay balance after insurance	235	155	80	210	133	77
Estimated future recoveries from accounts assigned to our Conifer subsidiary	133	—	133	125	—	125
Other payers	350	225	125	337	125	212
Total Hospital Operations and other	3,259	886	2,373	3,203	839	2,364
Ambulatory Care	141	12	129	49	12	37
Total discontinued operations	3	—	3	4	1	3
	$3,403	$898	$2,505	$3,256	$852	$2,404

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2015, our collection rate on self-pay accounts was approximately 24.5%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at June 30, 2015, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.2% at June 30, 2015.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from Hospital Operations and other segment of $2.411 billion and $2.415 billion at June 30, 2015 and December 31, 2014, respectively, excluding cost report settlements payable and valuation allowances of $38 million and $51 million at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	89%	42%	67%	27%	62%
61-120 days	6%	23%	15%	18%	14%
121-180 days	3%	14%	7%	12%	7%
Over 180 days	2%	21%	11%	43%	17%
Total	100%	100%	100%	100%	100%

	December 31, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	81%	44%	66%	29%	61%
61-120 days	9%	22%	16%	19%	16%
121-180 days	4%	12%	7%	11%	7%
Over 180 days	6%	22%	11%	41%	16%
Total	100%	100%	100%	100%	100%

At June 30, 2015, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $2.7 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2015 and December 31, 2014 by aging category for the hospitals currently in the program.

	June 30,	December 31,
	2015	2014
0-60 days	$77	$85
61-120 days	15	20
121-180 days	7	10
Over 180 days	18	16
Total	$117	$131

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues increased 0.2% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Same-hospital salaries, wages and benefits per adjusted patient admission increased by approximately 4.9% in the three months ended June 30, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased contract labor costs, and increased employee health benefits and incentive compensation costs. Salaries, wages and benefits expense for the three months ended June 30, 2015 and 2014 included stock-based compensation expense of $18 million and $14 million, respectively.

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Same-hospital salaries, wages and benefits per adjusted patient admission increased by 3.0% in the six months ended June 30, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased contract labor costs, and increased employee health benefits and incentive compensation costs. Salaries, wages and benefits expense for the six months ended June 30, 2015 and 2014 included stock-based compensation expense of $36 million and $26 million, respectively.

At June 30, 2015, approximately 19% of our employees were represented by labor unions. These employees, primarily registered nurses and service and maintenance workers, are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have three expired contracts and are negotiating renewals. In Detroit, we are also currently renegotiating wages for lab assistants and couriers pursuant to the terms of an existing collective bargaining agreement. In addition, we are negotiating three first contracts where employees recently selected union representation at Doctor’s Medical Center of Modesto, Hahnemann University Hospital and Saint Vincent Hospital at Worcester Medical Center. These bargaining units comprise less than 300 employees combined, a very small percentage of our employee population. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Additional organizing activities by labor unions could increase our level of union representation in the future.

Supplies

Supplies expense as a percentage of net operating revenues decreased by 0.4% for both the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. Same-hospital supplies expense per adjusted patient admission increased by 2.6% and 1.8%, respectively, in the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, as well as volume growth in our supply-intensive surgical services, partially offset by lower implant costs.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.1% in the three months ended June 30, 2015 compared to 25.6% in the three months ended June 30, 2014. Same-hospital other operating expenses per adjusted patient admission decreased by 1.6% in the three months ended June 30, 2015 compared to the same period in 2014. Other operating expenses decreased in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to our increased patient volumes, which has a favorable impact on this metric due to the fixed nature of certain costs in other operating expenses, and cost efficiency initiatives we have been implementing, as well as:

•	lower same-hospital malpractice expense of $21 million;

•	increased information systems maintenance contract costs of $13 million;

•	additional costs related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $12 million; and

•

increased costs associated with funding indigent care services by the Texas hospitals we operated throughout both periods of $11 million, which costs were substantially offset by additional net patient revenues.

Same-hospital malpractice expense was lower in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to unfavorable adjustments in the 2014 period to settle various cases to mitigate the risk of protracted litigation. The 2015 period included a favorable adjustment of approximately $6 million due to a 36 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $2 million as a result of a 17 basis point decrease in the interest rate in the 2014 period.

Other operating expenses as a percentage of net operating revenues was 24.4% in the six months ended June 30, 2015 compared to 25.6% in the six months ended June 30, 2014. Same-hospital other operating expenses per adjusted patient admission declined by 0.1% in the six months ended June 30, 2015 compared to the same period in 2014. Other operating expenses decreased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to our increased patient volumes, which has a favorable impact on this metric due to the fixed nature of certain costs in other operating expenses, and cost efficiency initiatives we have been implementing, as well as:

•	higher same-hospital malpractice expense of $18 million;

•	increased information systems maintenance contract costs of $26 million;

•	additional costs related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $22 million; and

•

increased costs associated with funding indigent care services by the Texas hospitals we operated throughout both periods of $16 million, which costs were substantially offset by additional net patient revenues.

Same-hospital malpractice expense was higher in the six months ended June 30, 2015  compared to the six months ended June 30, 2014 due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation, partially offset by a favorable adjustment in the 2015 period of approximately $2 million due to a 10 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $5 million as a result of a 32 basis point decrease in the interest rate in the 2014 period.

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $340 million and $285 million during the three months ended June 30, 2015 and 2014, respectively, and $682 million and $570 million during the six months ended June 30, 2015 and 2014, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients, service growth and Conifer’s acquisition of SPi Healthcare in the fourth quarter of 2014.

Salaries, wages and benefits expense for Conifer increased $31 million, or 17.4%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $53 million, or 15.2%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014  due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

Other operating expenses for Conifer increased $8 million, or 12.7%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and $9 million, or 7.0%, in the six months ended June 30, 2015  compared to the six months ended June 30, 2014 due to the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

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

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our interests in our freestanding ambulatory surgery and diagnostic imaging centers with the short-stay surgery center assets held by USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to June 30, 2015. Information that is reported on a same-facility basis relates to the freestanding ambulatory surgery and diagnostic imaging centers that we operated throughout the three and six months ended June 30, 2015 and 2014 and were contributed to the USPI joint venture.

Our USPI joint venture operates most of its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity. We operate most facilities on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•	our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by us.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of our facilities (155 of 296 facilities at June 30, 2015), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method as an unconsolidated affiliate. We control our remaining 141 facilities and account for these investments as consolidated subsidiaries.

Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than us is classified within “net income attributable to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in two line items:

•

equity in earnings of unconsolidated affiliates—our share of the net income of each facility, which is based on the facility’s net income and the percentage of the facility’s outstanding equity interests owned by us; and

•

management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

In summary, our Ambulatory Care operating income is driven by the performance of all facilities we operate and by our ownership interests in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent 48% of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses.

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

The following table summarizes certain consolidated statement of operations items for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ambulatory Care Results of Operations	2015	2014	2015	2014
Net operating revenues	$142	$80	$233	$148
Equity in earnings of unconsolidated affiliates	6	—	6	—
Operating expenses, excluding depreciation and amortization	99	54	161	104
Depreciation and amortization	7	4	11	7
Operating income	$42	$22	$67	$37

Our Ambulatory Care net operating revenues increased by $62 million and $85 million, or 77.5% and 57.4%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. The growth in revenues was driven by increases from acquisitions of $55 million and $65 million, and increases from our same-facility operations of $7 million and $20 million, for the three and six month periods, respectively.

Salaries, wages and benefits expense increased by $19 million and $23 million, or 86.4% and 54.8%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These increases were driven by increases in salaries, wages and benefits expense from acquisitions of $18 million and $21 million, and increases in our same-facility salaries, wages and benefits expense of $1 million and $2 million, for the three and six month periods, respectively.

Supplies expense increased by $14 million and $17 million, or 100.0% and 60.7%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These increases were driven by increases in supplies expense from acquisitions of $12 million and $14 million, and increases in our same-facility supplies expense of $2 million and $3 million, for the three and six month periods, respectively.

Other operating expenses increased by $12 million and $17 million, or 66.7% and 50.0%, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively. These increases were driven by increases in other operating expenses from acquisitions of $11 million and $14 million, and increases in our same‑facility supplies expense of $1 million and $3 million, for the three and six month periods, respectively.

Facility Growth

The following table summarizes the changes in our same-facility revenue year-over-year:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Ambulatory Care Facility Growth	2015	2015
Net revenue	11.0%	15.5%
Cases	10.7%	11.9%
Net revenue per case	0.3%	3.2%

Joint Ventures With Health System Partners

During the three months ended June 30, 2015, we established our new Ambulatory Care segment as a result of our joint venture with USPI and our purchase of Aspen. USPI’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of June 30, 2015, the majority of facilities in our Ambulatory Care segment are operated in this model.

Six Months Ended
June 30,
Ambulatory Care Joint Ventures with Health System Partners	2015
Facilities:(1)
With a health system partner	156
Without a health system partner	140
Total facilities operated	296
Change from December 31, 2014
Acquired through USPI joint venture and Aspen acquisition	227
Other acquisitions	7
Dispositions/Mergers	—
Total increase in number of facilities	234

(1)At June 30, 2015, physicians own a portion of all but four of these facilities.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $193 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $2 million of employee severance costs, $1 million of restructuring costs, $4 million of contract and lease termination fees, and $39 million in acquisition-related costs, which include $29 million of transaction costs and $10 million of acquisition integration costs.

During the three months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $32 million, consisting of $3 million of employee severance costs, $13 million of restructuring costs and $16 million in acquisition-related costs, which include transaction costs and acquisition integration costs.

During the six months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $222  million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $8 million of employee severance costs, $4 million of restructuring costs, $4 million of contract and lease termination fees, and $59 million in acquisition-related costs, which include $36 million of transaction costs and $23 million of acquisition integration costs.

During the six months ended June 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $53 million, consisting of $9 million of employee severance costs, $18 million of restructuring costs, and $26 million in acquisition-related costs, which include $4 million of transaction costs and $22 million of acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2015 and 2014 were $14 million and $12 million, respectively, and for the six months ended June 30, 2015  and 2014 were $17 million and $15 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $217 million compared to $190 million for the same period in 2014,  and for the six months ended June 30, 2015  was $416 million compared to $372 million for the same period in 2014, primarily due to increased borrowings relating to our recent acquisitions and our $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System in South Texas.

Income Tax (Benefit) Expense

During the three months ended June 30, 2015, we recorded an income tax benefit of $27 million in continuing operations on a pre-tax loss of $54 million. The recorded benefit differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $1 million, tax benefits of $13 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes and tax expense of approximately $4 million related to other permanent tax differences, compared to income expense of $8 million during the three months ended June 30, 2014.

During the six months ended June 30, 2015, we recorded an income tax benefit of $11 million in continuing operations on pre-tax earnings of $37 million. The recorded benefit differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $7 million, tax benefits of $22 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, discrete tax benefits of $17 million related to the amendment of certain prior year tax returns and tax expense of approximately $8 million related to other permanent tax differences, compared to income tax expense of $7 million during the six months ended June 30, 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $33 million for the three months ended June 30, 2015 compared to $19 million for the three months ended June 30, 2014. Net income attributable to noncontrolling interests for the three months ended June 30, 2015 was comprised of $16 million related to our Hospital Operations and other segment, $6 million related to our Ambulatory Care segment and $11 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $2 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer.

Net income attributable to noncontrolling interests was $62 million for the six months ended June 30, 2015 compared to $35 million for the six months ended June 30, 2014. Net income attributable to noncontrolling interests for the six months ended June 30, 2015 was comprised of $28 million related to our Hospital Operations and other segment, $7 million related to our Ambulatory Care segment and $27 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $2 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer.

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

The table below shows the reconciliation of Adjusted EBITDA to net income (loss) attributable to our common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(61)	$(26)	$(14)	$(58)
Less: Net loss attributable to noncontrolling interests	(33)	(19)	(62)	(35)
Net loss from discontinued operations, net of tax	(1)	(16)	—	(21)
Income (loss) from continuing operations	(27)	9	48	(2)
Income tax benefit (expense)	27	(8)	11	(7)
Investment earnings (losses)	(1)	—	(1)	—
Interest expense	(217)	(190)	(416)	(372)
Operating income	164	207	454	377
Litigation and investigation costs	(14)	(12)	(17)	(15)
Impairment and restructuring charges, and acquisition-related costs	(193)	(32)	(222)	(53)
Depreciation and amortization	(197)	(209)	(404)	(402)
Adjusted EBITDA	$568	$460	$1,097	$847

Net operating revenues	$4,492	$4,038	$8,916	$7,963

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.6%	11.4%	12.3%	10.6%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, include the long-term debt transactions discussed below and new commitments due to the USPI joint venture of $40 million of long-term debt, $38 million of capital lease obligations, $133 million of operating lease obligations and $40 million of guarantees, as well as $364 million of capital lease obligations due to the purchase of Aspen.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At June 30, 2015, using the last 12 months of Adjusted EBITDA, including USPI and Aspen’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.7x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $359 million and $523 million in the six months ended June 30, 2015 and 2014, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2015 will total approximately $900 million to $1 billion, including $150 million that was accrued as a liability at December 31, 2014. Our budgeted 2015 capital expenditures include approximately $20 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the six months ended June 30, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. Additionally, we acquired majority interests in seven ambulatory surgery centers (our interests in all of which were contributed to the USPI joint venture) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions was $636 million.

Interest payments, net of capitalized interest, were $385 million and $360 million in the six months ended June 30, 2015 and 2014, respectively.

Income tax payments, net of tax refunds, were approximately $8 million and $19 million in the six months ended June 30, 2015 and 2014, respectively.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2015 was primarily derived from cash on hand and borrowings under our Interim Loan Agreement and our Credit Agreement (defined below). We had approximately $299 million of cash and cash equivalents on hand at June 30, 2015 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $896 million based on our borrowing base calculation at June 30, 2015.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $353 million in the six months ended June 30, 2015 compared to $247 million in the six months ended June 30, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $250 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•	$4 million less cash used in operating activities from discontinued operations;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•	An increase of $2 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $25 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives include the sale of underutilized or inefficient assets.

Capital expenditures were $359 million and $523 million in the six months ended June 30, 2015 and 2014, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Secured Notes and Unsecured Notes. In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020 (the “Secured Notes”), and assumed $1.9 billion aggregate principal amount of 6 3/4% senior notes, which will mature on June 15, 2023 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued by THC Escrow Corporation II. We will pay interest on the Secured Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, commencing on September 15, 2015. The Secured Notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 3 1/2%. We will pay interest on the Unsecured Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2015. The proceeds from the sale of the Notes were used to repay borrowings outstanding under our Interim Loan Agreement and Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

The indenture governing the Secured Notes contains covenants and terms (including terms regarding mandatory redemption) that are similar to those in the indentures governing our existing senior secured notes as described in our Annual Report, except we are permitted under the indenture governing the Secured Notes to incur secured debt so long as, at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of Secured Notes outstanding at such time) does not exceed the greater of (i) $8.5 billion or (ii) the amount that would cause the secured debt ratio (as defined in the indenture) to exceed 4.0 to 1.0 and, provided further, that the aggregate amount of all such debt secured by a lien on par to the lien securing the Secured Notes does not exceed the greater of (a) $6.4 billion or (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0. In addition, pursuant to the Secured Notes indenture, we may, at our option, redeem the Secured Notes, in whole or in part, at any time prior to June 15, 2016 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus the make-whole premium set forth in the Secured Notes indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. From and after June 15, 2016, we may, at our option, redeem the Secured Notes in whole or in part at the redemption prices specified in the Secured Notes indenture.

The indenture governing the Unsecured Notes contains covenants and terms (including terms regarding mandatory and optional redemption) that are similar to those in the indentures governing our existing senior unsecured notes as described in our Annual Report.

 Interim Loan Agreement. During the three months ended March 31, 2015, we entered into a new interim loan agreement (the “Interim Loan Agreement”) providing for a 364-day secured term loan facility in the aggregate principal amount of $400 million. On June 16, 2015, we repaid the $400 million aggregate principal amount of term loan (plus accrued interest of $1 million) outstanding under the Interim Loan Agreement as of that day. We had used the proceeds of the term loan (i) to repay outstanding obligations under our Credit Agreement, and (ii) to pay certain costs, fees and expenses incurred in connection with entering into the Interim Loan Agreement. Amounts borrowed under the Interim Loan

Agreement and repaid or prepaid may not be reborrowed. As a result, the Interim Loan Agreement was terminated as of June 16, 2015.

Credit Agreement. We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At June 30, 2015, we had $100 million of cash borrowings outstanding under the Credit Agreement and approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $896 million was available for borrowing under the Credit Agreement at June 30, 2015.

Letter of Credit Facility. On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017. We are in compliance with all covenants and conditions in our LC Facility. At June 30, 2015, we had approximately $114 million of standby letters of credit outstanding under the LC Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the six months ended June 30, 2015 include $42 million of net operating revenues and $4 million of operating income generated from two hospitals operated by us under operating lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. These operating leases are currently scheduled to expire in 2016 and 2029, respectively. If we are unable to extend the leases or purchase the two hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $207 million of standby letters of credit outstanding and guarantees at June 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at June 30, 2015. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$90	$120	$136	$1,111	$1,661	$10,670	$13,788	$14,353
Average effective interest rates	5.9%	6.3%	7.4%	6.6%	5.5%	7.0%	6.8%

Variable rate long-term debt	$—	$100	$—	$—	$—	$900	$1,000	$1,000
Average effective interest rates	—	2.40%	—	—	—	4.26%	4.07%

At June 30, 2015, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

We entered into the USPI joint venture effective June 16, 2015. USPI’s facilities utilize different information technology systems than our other facilities. We have excluded all of USPI’s operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The rules of the Securities and Exchange Commission (“SEC”) require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of USPI’s operations within the required timeframe and report management's assessment of our internal control over financial reporting, including the acquired facilities and other operations, in our first annual report in which such assessment is required.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, at the end of the period covered by this report with respect to our operations that existed prior to the USPI joint venture. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, at the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported in a timely manner and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have completed, or have announced plans to complete, a number of acquisitions, divestitures, joint ventures and strategic alliances as part of our business strategy, and we expect to enter into similar transactions in the future. We cannot provide any assurances that these transactions will achieve their business goals or the cost and service synergies we expect. In particular, our joint venture with certain affiliates of United Surgical Partners International, Inc. (as described in detail below) represents an increased strategic focus on ambulatory and short-stay surgery centers, as well as related imaging services businesses, and we cannot provide any assurances that this strategy will be successful. Furthermore, with respect to acquisitions, we may not be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve expected returns, synergies or other benefits in a timely manner or at all. With respect to proposed divestitures of assets or businesses, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to recognize impairment charges, which may be material.

Companies or operations acquired or joint ventures created may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current revenue rulings published by the Internal Revenue Service (“IRS”), as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

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

The put/call arrangements set forth in the Put/Call Agreement (as defined below) may require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.

On June 16, 2015, we entered into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with USPI Group Holdings, Inc. (“USPI Holdings”), Ulysses JV Holding I L.P. (“Ulysses Holding I”), Ulysses JV Holding II L.P. (“Ulysses Holding II” and, together with Ulysses Holding I, the “USPI LPs”), and the newly formed USPI Holding Company, Inc. (“USPI joint venture”). USPI Holdings is the parent company of United Surgical Partners International, Inc. (“USPI”). USPI Holdings, through USPI and its other subsidiaries, is engaged in the business of owning and managing ambulatory surgery centers, surgical hospitals and related businesses. Pursuant to the terms of the Contribution and Purchase Agreement, at the closing, the USPI LPs collectively sold and contributed 100% of the equity interests of USPI Holdings to the USPI joint venture in exchange for certain shares of common stock of the USPI joint venture (the “USPI Contribution”), and we sold and contributed certain of our equity interests and other assets that comprised a portion of our ambulatory surgery center and imaging center business to the USPI joint venture (the “Tenet Contribution” and, together with the USPI Contribution, the “Contributions”).We also purchased certain shares of the USPI joint venture (the “Purchase” and, together with the Contributions, the “Contribution and Purchase Transactions”) from the USPI LPs such that, after giving effect to the Contribution and Purchase Transactions, we own 50.1% and the USPI LPs, in the aggregate, own 49.9% of the fully diluted equity interests of the USPI joint venture.

In connection with the Contribution and Purchase Agreement, we, the USPI LPs and the USPI joint venture entered into a stockholders agreement pursuant to which we and the USPI LPs agreed to certain rights and obligations with respect to the governance of the USPI joint venture. In addition, we entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the USPI joint venture held by the USPI LPs. Each year starting in 2016, the USPI LPs must put to us at least 12.5%, and may put up to 25%, of the USPI joint venture shares held by them immediately after the closing of the Contribution and Purchase Agreement. In each year that the USPI LPs are to deliver a put and do not put the full 25% of USPI joint venture shares allowable, we may call the difference between the number of USPI joint venture shares the USPI LPs put and the maximum number of USPI joint venture shares the USPI LPs could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire up to 100% of the voting common stock of the USPI joint venture by 2020. In the event of a put by the USPI LPs, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, the USPI LPs will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

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

Our new USPI joint venture depends on existing relationships with key health system partners. If we are not able to maintain USPI’s historical relationships with these health system partners, or enter into new relationships, we may be unable to implement our business strategies successfully.

The business of our new USPI joint venture depends in part upon the efforts and success of its health system partners and the strength of its relationships with those health systems. The USPI joint venture’s business could be adversely affected by any damage to those health systems’ reputations or to its relationships with them. The USPI joint venture may not be able to maintain existing agreements on terms and conditions favorable to it or enter into relationships with additional health systems. The USPI joint venture’s relationships with health systems and the joint venture agreements that represent these relationships are structured to comply with current IRS revenue rulings, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect the USPI joint venture’s relationships with health system partners. If the USPI joint venture is unable to maintain existing arrangements on terms favorable to it or enter into relationships with additional health system partners, we may be unable to implement our business strategies for the joint venture successfully.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Contribution and Purchase Agreement, dated March 23, 2015, by and among the Registrant, USPI Group Holdings, Inc., Ulysses JV Holding I L.P., Ulysses JV Holding II L.P. and BB Blue Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, dated and filed March 23, 2015)

(b) Put/Call Agreement, dated June 16, 2015, by and among the Registrant, USPI Group Holdings, Inc., Ulysses JV Holding I L.P., Ulysses JV Holding II L.P. and USPI Holding Company, Inc.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)

Supplemental Indenture, dated as of June 16, 2015, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(b)

Indenture, dated as of June 16, 2015, between THC Escrow Corporation II and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(c)

Supplemental Indenture, dated as of June 16, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(10)	Material Contracts

(a)

Exchange and Registration Rights Agreement, dated as of June 16, 2015, by and among the Registrant, certain of its subsidiaries and Barclays Capital Inc., as representative of the other initial purchasers of the Secured Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(b)

Exchange and Registration Rights Agreement, dated as of June 16, 2015, by and among the Registrant and Barclays Capital Inc., as representative of the other initial purchasers of the Unsecured Notes named therein (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Trevor Fetter, Chief Executive Officer and Chairman of the Board of Directors

(b) Certification of Daniel J. Cancelmi, Chief Financial Officer

(32)	Section 1350 Certification of Trevor Fetter, Chief Executive Officer and Chairman of the Board of Directors, and Daniel J. Cancelmi, Chief Financial Officer

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: August 3, 2015	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)