Form 10-Q
period 2015-09-30
TENET HEALTHCARE CORP
filed 2015-11-02
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At October 29, 2015, there were 99,669,208 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$450	$193
Accounts receivable, less allowance for doubtful accounts ($913 at September 30, 2015 and $852 at December 31, 2014)	2,525	2,404
Inventories of supplies, at cost	275	276
Income tax receivable	33	2
Current portion of deferred income taxes	625	747
Assets held for sale	1,186	2
Other current assets	1,202	1,093
Total current assets	6,296	4,717
Investments and other assets	1,029	384
Deferred income taxes, net of current portion	82	116
Property and equipment, at cost, less accumulated depreciation and amortization ($4,145 at September 30, 2015 and $4,478 at December 31, 2014)	7,330	7,733
Goodwill	6,606	3,913
Other intangible assets, at cost, less accumulated amortization ($699 at September 30, 2015 and $671 at December 31, 2014)	1,830	1,278
Total assets	$23,173	$18,141

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$112	$112
Accounts payable	1,206	1,179
Accrued compensation and benefits	821	852
Professional and general liability reserves	185	189
Accrued interest payable	307	194
Liabilities held for sale	226	—
Other current liabilities	1,236	1,051
Total current liabilities	4,093	3,577
Long-term debt, net of current portion	14,642	11,695
Professional and general liability reserves	566	492
Defined benefit plan obligations	621	633
Other long-term liabilities	551	558
Total liabilities	20,473	16,955
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,682	401
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 146,774,768 shares issued at September 30, 2015 and 145,578,735 shares issued at December 31, 2014	7	7
Additional paid-in capital	4,798	4,614
Accumulated other comprehensive loss	(173)	(182)
Accumulated deficit	(1,453)	(1,410)
Common stock in treasury, at cost, 47,182,492 shares at September 30, 2015 and 47,196,902 shares at December 31, 2014	(2,377)	(2,378)
Total shareholders’ equity	802	651
Noncontrolling interests	216	134
Total equity	1,018	785
Total liabilities and equity	$23,173	$18,141

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,063	$4,424	$14,694	$13,087
Less: Provision for doubtful accounts	371	249	1,086	949
Net operating revenues	4,692	4,175	13,608	12,138
Equity in earnings of unconsolidated affiliates	28	4	48	9
Operating expenses:
Salaries, wages and benefits	2,258	2,028	6,568	5,905
Supplies	752	665	2,146	1,942
Other operating expenses, net	1,151	1,032	3,325	3,066
Electronic health record incentives	(7)	(5)	(46)	(72)
Depreciation and amortization	185	207	589	609
Impairment and restructuring charges, and acquisition-related costs	44	37	266	90
Litigation and investigation costs	50	4	67	19
Operating income	287	211	741	588
Interest expense	(248)	(186)	(664)	(558)
Loss from early extinguishment of debt	—	(24)	—	(24)
Investment earnings	1	—	—	—
Net income from continuing operations, before income taxes	40	1	77	6
Income tax benefit (expense)	(11)	18	—	11
Net income from continuing operations, before discontinued operations	29	19	77	17
Discontinued operations:
Loss from operations	(1)	(2)	(4)	(17)
Litigation and investigation costs	—	—	3	(18)
Income tax benefit	—	1	—	13
Net loss from discontinued operations	(1)	(1)	(1)	(22)
Net income (loss)	28	18	76	(5)
Less: Net income attributable to noncontrolling interests	57	9	119	44
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(29)	$9	$(43)	$(49)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$(28)	$10	$(42)	$(27)
Net loss from discontinued operations, net of tax	(1)	(1)	(1)	(22)
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(29)	$9	$(43)	$(49)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.28)	$0.10	$(0.42)	$(0.27)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.23)
	$(0.29)	$0.09	$(0.43)	$(0.50)
Diluted
Continuing operations	$(0.28)	$0.10	$(0.42)	$(0.27)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.23)
	$(0.29)	$0.09	$(0.43)	$(0.50)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,537	98,036	99,160	97,625
Diluted	99,537	100,926	99,160	97,625

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$28	$18	$76	$(5)
Other comprehensive income:
Amortization of prior-year service costs included in net periodic benefit costs	3	1	8	4
Unrealized gains (losses) on securities held as available-for-sale	(2)	(1)	(1)	2
Foreign currency translation adjustments	3	—	3	—
Other comprehensive income before income taxes	4	—	10	6
Income tax expense related to items of other comprehensive income	—	—	(1)	(2)
Total other comprehensive income, net of tax	4	—	9	4
Comprehensive net income (loss)	32	18	85	(1)
Less: Comprehensive income attributable to noncontrolling interests	57	9	119	44
Comprehensive net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(25)	$9	$(34)	$(45)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Net income (loss)	$76	$(5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	589	609
Provision for doubtful accounts	1,086	949
Deferred income tax benefit	(10)	(22)
Stock-based compensation expense	50	41
Impairment and restructuring charges, and acquisition-related costs	266	90
Litigation and investigation costs	67	19
Loss from early extinguishment of debt	—	24
Amortization of debt discount and debt issuance costs	32	21
Pre-tax loss from discontinued operations	1	35
Other items, net	(26)	(16)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,124)	(1,309)
Inventories and other current assets	(62)	12
Income taxes	(5)	(7)
Accounts payable, accrued expenses and other current liabilities	39	120
Other long-term liabilities	31	38
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(157)	(115)
Net cash used in operating activities from discontinued operations, excluding income taxes	(18)	(16)
Net cash provided by operating activities	835	468
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(566)	(734)
Purchases of businesses or joint venture interests, net of cash acquired	(720)	(185)
Proceeds from sales of facilities and other assets	28	4
Proceeds from sales of marketable securities, long-term investments and other assets	18	8
Purchases of equity investments	(18)	(6)
Other long-term assets	(6)	(4)
Other items, net	(8)	3
Net cash used in investing activities	(1,272)	(914)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,880)	(1,965)
Proceeds from borrowings under credit facility	1,770	1,560
Repayments of other borrowings	(2,011)	(655)
Proceeds from other borrowings	3,208	1,608
Debt issuance costs	(76)	(26)
Distributions paid to noncontrolling interests	(65)	(30)
Contributions from noncontrolling interests	3	15
Purchase of noncontrolling interests	(254)	—
Proceeds from exercise of stock options	15	23
Other items, net	(16)	3
Net cash provided by financing activities	694	533
Net increase in cash and cash equivalents	257	87
Cash and cash equivalents at beginning of period	193	113
Cash and cash equivalents at end of period	$450	$200
Supplemental disclosures:
Interest paid, net of capitalized interest	$(519)	$(487)
Income tax refunds (payments), net	$(6)	$(5)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At September 30, 2015, we operated 83 hospitals (one of which is temporarily closed for repairs), 19 short-stay surgical hospitals, over 425 outpatient centers and nine facilities in the United Kingdom through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). The results of 164 of these facilities, in which we hold noncontrolling interests, are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans.

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

Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; acquisition-related costs; losses, costs and insurance recoveries related to natural disasters; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, which impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
General Hospitals:
Medicare	$817	$824	$2,565	$2,517
Medicaid	361	340	1,095	1,010
Managed care	2,514	2,308	7,420	6,634
Indemnity, self-pay and other	426	349	1,247	1,137
Acute care hospitals — other revenue	11	10	39	47
Other:
Other operations	934	593	2,328	1,742
Net operating revenues before provision for doubtful accounts	$5,063	$4,424	$14,694	$13,087

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $450 million and $193 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, our book overdrafts were approximately $254 million and $264 million, respectively, which were classified as accounts payable.

At September 30, 2015 and December 31, 2014, approximately $206 million and $157 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and our health plans.

Also at September 30, 2015 and December 31, 2014, we had $101 million and $150 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $60 million and $112 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2015 and 2014, we entered into non-cancellable capital leases excluding those of acquired businesses of approximately $113 million and $112 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At September 30, 2015:
Capitalized software costs	$1,344	$(570)	$774
Long-term debt issuance costs	319	(74)	245
Trade names	106	—	106
Contracts	653	(19)	634
Other	107	(36)	71
Total	$2,529	$(699)	$1,830

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2014:
Capitalized software costs	$1,412	$(586)	$826
Long-term debt issuance costs	245	(49)	196
Trade names	106	—	106
Contracts	57	(6)	51
Other	129	(30)	99
Total	$1,949	$(671)	$1,278

Estimated future amortization of intangibles with finite useful lives at September 30, 2015 was as follows:

		Years Ending December 31,					Later
	Total	2015	2016	2017	2018	2019	Years
Amortization of intangible assets	$1,367	$70	$226	$201	$177	$140	$553

Investments in Unconsolidated Affiliates

We control 143 of the facilities operated by our Ambulatory Care segment and, therefore, consolidate their results  (141 are consolidated within our Ambulatory Care segment and two are consolidated within our Hospital Operations and other segment). However, we account for a majority of the facilities our Ambulatory Care segment operates (157 of 300 at September 30, 2015) under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for our most significant equity method investee is included in the following table. Amounts reflect 100% of the investee’s results beginning on June 16, 2015 (the date of our acquisition of the investment).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Net operating revenues	$206	$241
Net income	$52	$61
Net income attributable to the investee	$24	$28

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2015	2014
Continuing operations:
Patient accounts receivable	$3,354	$3,178
Allowance for doubtful accounts	(913)	(851)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	140	125
Net cost reports and settlements payable and valuation allowances	(59)	(51)
	2,522	2,401
Discontinued operations	3	3
Accounts receivable, net	$2,525	$2,404

At September 30, 2015 and December 31, 2014, our allowance for doubtful accounts was 27.2% and 26.8%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At September 30, 2015 and December 31, 2014, our allowance for doubtful accounts for self-pay was 80.6% and 78.0%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At September 30, 2015 and December 31, 2014, our allowance for doubtful accounts for managed care was 6.4% and 6.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized in the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Estimated costs for:
Self-pay patients	$171	$135	$503	$488
Charity care patients	$50	$42	$123	$137
DSH and other supplemental revenues	$208	$178	$675	$493

At September 30, 2015 and December 31, 2014, we had approximately $352 million and $399 million, respectively, of receivables recorded in other current assets and approximately $131 million and $212 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended June 30, 2015, we entered into a definitive agreement for the sale of the assets of our Saint Louis University Hospital (“SLUH”) to Saint Louis University. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified SLUH’s assets as “assets held for sale” in current assets and SLUH’s liabilities as “liabilities held for sale” in current liabilities in our Condensed Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. As a result of this anticipated transaction, we recorded an impairment charge of $147 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, in the three months ended June 30, 2015. We completed the sale of SLUH on August 31, 2015 at a transaction price of approximately $32 million, excluding working capital and subject to customary purchase price adjustments. Because we did not sell SLUH’s accounts receivable related to the pre-closing period, net receivables of approximately $51 million are included in accounts receivable, less allowance for doubtful accounts, in the accompanying Condensed Consolidated Balance Sheet at September 30, 2015.

Our hospitals, physician practices and related assets in Georgia and North Carolina also met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with the guidance in ASC 360, we have classified $554 million and $274 million of our assets in Georgia and North Carolina, respectively, as “assets held for sale” in current assets and $103 million and $83 million of our liabilities in Georgia and North Carolina, respectively, as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There were no impairment charges recorded as a result of these anticipated transactions. These transactions are subject to the execution of definitive asset sales agreements and customary closing conditions, including regulatory approvals.

During the three months ended March 31, 2015, we entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health, which will hold a majority ownership interest in the joint venture. In accordance with the guidance in ASC 360, we have classified $358 million of assets of our North Texas hospitals as “assets held for sale” in current assets and $40 million of liabilities of our North Texas hospitals as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There were no impairment charges recorded as a result of this anticipated transaction, which is subject to customary closing conditions.

Assets and liabilities classified as held for sale at September 30, 2015, all of which were in the Hospital Operations and other segment, were comprised of the following:

Accounts receivable	$58
Other current assets	63
Property and equipment	778
Goodwill	206
Other long-term assets	81
Current liabilities	(53)
Long-term liabilities	(173)
Net assets held for sale	$960

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $266 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 3, $16 million of employee severance costs, $5 million of restructuring costs, $15 million of contract and lease termination fees, and $83 million in acquisition-related costs, which include $48 million of transaction costs and $35 million of acquisition integration charges.

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

At September 30, 2015, our continuing operations consisted of three reportable segments, Hospital Operations and other, Conifer and Ambulatory Care. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segment level. Our Ambulatory Care segment consists of the operations of our USPI joint venture and our Aspen facilities.

During the three months ended June 30, 2015, within our Hospital Operations and other segment, we combined our Central region with our Resolute Health, San Antonio and South Texas markets to create our new Texas region, and we moved our hospitals and other operations in Tennessee from our Texas region to our Southern region. Our Hospital Operations and other segment was structured as follows at September 30, 2015:

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

Long-Term Debt and Lease Obligations

The table below shows our long-term debt at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 3/4%, due 2023	1,900	—
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
Floating % due 2020	900	—
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2016	110	220
Capital leases and mortgage notes	758	487
Unamortized note discounts and premium	(35)	(21)
Total long-term debt	14,754	11,807
Less current portion	112	112
Long-term debt, net of current portion	$14,642	$11,695

Credit Agreement

We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of November 29, 2016, is collateralized by patient accounts receivable of all of our wholly owned acute care and specialty hospitals. In addition, borrowings under the Credit Agreement are guaranteed by our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 1.00% to 1.50% or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 2.00% to 2.50% per annum based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.375% to 0.500% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2015, we had $110 million of cash borrowings outstanding under the Credit Agreement subject to an interest rate of 2.16%, and we had approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $885 million was available for borrowing under the Credit Agreement at September 30, 2015.

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

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2015, we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Notes and Senior Unsecured Notes

In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020 (the “Secured Notes”), and assumed $1.9 billion aggregate principal amount of 6 3/4% senior notes, which will mature on June 15, 2023 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued by THC Escrow Corporation II. We will pay interest on the Secured Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, which payments commenced on September 15, 2015. The Secured Notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 3 1/2%. We will pay interest on the Unsecured Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2015. The proceeds from the sale of the Notes were used to repay borrowings outstanding under our Interim Loan Agreement and Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

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

NOTE 6. GUARANTEES

At September 30, 2015, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $100 million. We had a total liability of $80 million recorded for these guarantees, $24 million in other current liabilities and $56 million in liabilities held for sale, at September 30, 2015.

At September 30, 2015, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $36 million. Of the total, $9 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2015.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2015, approximately 3.3 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the nine months ended September 30, 2015 and 2014 includes $52 million and $38 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits in the accompanying Condensed Consolidated Statements of Operations.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2015:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2014	1,984,149	$24.42
Granted	—	—
Exercised	(321,619)	31.36
Forfeited/Expired	(36,438)	42.08
Outstanding at September 30, 2015	1,626,092	$22.65	$24	3.4	years
Vested and expected to vest at September 30, 2015	1,609,942	$22.48	$24	3.4	years
Exercisable at September 30, 2015	1,347,641	$19.21	$24	3.6	years

There were 321,619 stock options exercised during the nine months ended September 30, 2015 with an aggregate intrinsic value of $8 million, and 691,050 stock options exercised during the same period in 2014 with a $13 million aggregate intrinsic value.

At September 30, 2015, there were less than $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of four months.

There were no stock options granted in the nine months ended September 30, 2015 or 2014.

The following table summarizes information about our outstanding stock options at September 30, 2015:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	225,352	3.2	years	$4.56	225,352	$4.56
$4.57 to $25.089	910,897	4.3	years	20.99	910,897	20.99
$25.09 to $32.569	211,392	1.3	years	27.14	211,392	27.14
$32.57 to $42.089	278,451	2.4	years	39.31	—	—
	1,626,092	3.4	years	$22.65	1,347,641	$19.21

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2015:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2014	3,299,720	$40.99
Granted	1,718,057	45.51
Vested	(1,112,855)	37.78
Forfeited	(167,700)	42.15
Unvested at September 30, 2015	3,737,222	$44.71

In the nine months ended September 30, 2015, we granted 1,142,230 restricted stock units subject to time-vesting, of which 1,067,383 will vest and be settled ratably over a three-year period from the date of the grant and 31,000 will vest 100% on the fifth anniversary of the grant date. In addition, in May 2015, we made an annual grant of 43,847 restricted stock units to our non-employee directors for the 2015-2016 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In March 2015, following the appointment of a new member of our Board of Directors, we made an initial grant of 1,311 restricted stock units to that director, which units vested immediately, but will not settle until her separation from the Board, as well as a prorated annual grant of 526 restricted stock units for the 2014-2015 board service year, which units vested immediately, but will not settle until the earlier of three years from the date of grant or her separation from the board. Also, we granted 306,968 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2015. Provided the goal is achieved, the performance-based restricted stock units will vest ratably over a three-year period from the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 306,968 units granted, depending on our level of achievement with respect to the performance goal.

In the nine months ended September 30, 2014, we granted 1,045,750 restricted stock units subject to time-vesting, of which 944,249 will vest and be settled ratably over a three-year period from the grant date, 23,435 will vest 100% on the tenth anniversary of the grant date, 63,623 will vest 100% on the fifth anniversary of the grant date and 14,443 will vest 100% on the third anniversary of the grant date. We also granted 450,943 special retention restricted stock units to a select group of officers: two-thirds of the award will vest contingent on our achievement of a performance goal of which one-half will vest based on performance over one-year period ending in December 2015 and the remaining one-half will vest based on performance over a four-year period ending in December 2018. The remaining one-third of this special retention award will vest in full on the fifth anniversary of the grant date. In addition, we granted 271,815 performance-based restricted stock units to certain of our senior officers. Based on our level of achievement with respect to the target performance goal for the year ended December 31, 2014, a total of 538,837 performance-based restricted stock units (or 200% of the initial grant) will vest ratably over a three-year period from the grant date.

At September 30, 2015, there were $121 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.4 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the nine months ended September 30, 2015 and 2014 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income	—	—	—	—	(43)	—	33	(10)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Other comprehensive income	—	—	—	9	—	—	—	9
Purchases (sales) of businesses and noncontrolling interests	—	—	130	—	—	—	82	212
Stock-based compensation expense and issuance of common stock	1,210	—	54	—	—	1	—	55
Balances at September 30, 2015	99,592	$7	$4,798	$(173)	$(1,453)	$(2,377)	$216	$1,018

Balances at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income (loss)	—	—	—	—	(49)	—	20	(29)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(27)	(27)
Contributions from noncontrolling interests	—	—	—	—	—	—	5	5
Other comprehensive income	—	—	—	4	—	—	—	4
Purchases (sales) of businesses and noncontrolling interests	—	—	(22)	—	—	—	10	(12)
Stock-based compensation expense and issuance of common stock	1,364	—	47	—	—	—	—	47
Balances at September 30, 2014	98,224	$7	$4,597	$(20)	$(1,471)	$(2,378)	$131	$866

Changes in Redeemable Noncontrolling Interests in Equity of Consolidated Subsidiaries

In August 2015, we formed a joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network (the “Carondelet JV”) based in Tucson, Arizona. We own a 60% controlling interest in the new joint venture and manage the operations of the network. Affiliates of Dignity Health and Ascension Health (the “minority owners”) own the remaining 40% non-controlling interest in the Carondelet JV. The joint venture’s operating agreement includes a put option that the minority owners may exercise on their respective non-controlling interest on September 1, 2025. The redemption value is calculated using a fair market value analysis that may be verified through an independent valuation process. As a result of this transaction, we recorded approximately $68  million of redeemable noncontrolling interests.

In June 2015, we formed a new joint venture by combining our interests in 49 freestanding ambulatory surgery centers and 20 freestanding imaging centers with the short-stay surgery center assets of USPI. We currently own 50.1% of the USPI joint venture. In connection with the formation of the USPI joint venture, we entered into a stockholders agreement pursuant to which we and our joint venture partners agreed to certain rights and obligations with respect to the governance of the joint venture. In addition, we entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In each year that our joint venture partners are to deliver a put and do not put the full 25% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares our joint venture partners put and the maximum number of shares they could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire up to 100% of the voting common stock of the USPI joint venture by 2020. In the event of a put by our joint venture partners, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, our joint venture partners will have the ability to choose whether to settle the purchase price in cash or shares of our common stock. Based on the nature of this put/call structure, the minority shareholder’s interest in the USPI joint venture is classified as redeemable noncontrolling interests in our Condensed Consolidated Balance Sheet at September 30, 2015. As a result of this transaction, we recorded approximately $1.33 billion of redeemable noncontrolling interests.

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

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Balances at beginning of period	$401	$340
Net income	86	24
Distributions paid to noncontrolling interests	(30)	(3)
Contributions from noncontrolling interests	1	10
Purchases and sales of businesses and noncontrolling interests, net	1,224	25
Balances at end of period	$1,682	$396

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At September 30, 2015 and December 31, 2014, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $751 million and $681 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on actuarial estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.75% at September 30, 2015 and 1.97% at December 31, 2014.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $202 million and $170 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Governmental Reviews and Lawsuits

Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. The following matters are pending.

•

Clinica de la Mama Investigations and Qui Tam Action—As previously disclosed, we and four of our hospital subsidiaries are defendants in civil litigation (United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al.) that alleges that our hospital subsidiaries’ contractual arrangements with Hispanic Medical Management, Inc. (“HMM”) violated the federal and state anti-kickback statutes and false claims acts. HMM owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. The hospital subsidiaries contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. The civil litigation originated as a qui tam lawsuit. Subsequently, the Georgia Attorney General’s Office and the U.S. Attorney’s Office intervened in the qui tam action. The four hospitals that are defendants in the proceeding are: Atlanta Medical Center, North Fulton Hospital, Spalding Regional Hospital and Sylvan Grove Hospital.

In addition to the litigation, the civil and criminal divisions of the U.S. Department of Justice (“DOJ”) are conducting civil and criminal investigations of us, certain of our subsidiaries, and current and former employees with respect to the contractual arrangements between HMM and the four hospitals. We believe that the investigations focus on various time periods for each hospital (ranging from three months to 13 years) during which the respective hospital provided care to HMM patients. We are cooperating in the investigations and have responded, and continue to respond, to document and other requests pursuant to subpoenas issued to us and the four subsidiaries. Additional information regarding the procedural history of these investigations and the related qui tam action is contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Although we intend to vigorously contest any allegations that we or our four hospital subsidiaries violated the law, it is not possible at this time to predict the ultimate outcome of the pending litigation, which has not yet proceeded to trial, nor the ultimate outcome of the government’s ongoing civil and criminal investigations. However, if the plaintiffs in the pending civil litigation were to prevail, the potential sanctions could include reimbursement of relevant government program payments received by the four hospital subsidiaries for uninsured HMM patients treated at the hospitals, the assessment of civil monetary penalties, including treble damages, and potential exclusion from participation in federal healthcare programs. In addition, if we or our subsidiaries were determined in any potential criminal proceeding to have violated the federal anti-kickback statute, the sanctions would also include fines, which could be significant, mandatory exclusion from participation in federal healthcare programs, or criminal sanctions against current or former employees. To the extent that either the civil or the criminal matter discussed above is determined adversely to our interests, such determination could have a material adverse effect on our business, financial condition or cash flows.

The following previously reported matters have recently been resolved.

•

Implantable Cardioverter Defibrillators (“ICDs”)—Fifty-six of our hospitals were subject to a DOJ review that was commenced in March 2010 to determine whether ICD procedures performed at the hospitals from 2002 to 2010 complied with Medicare coverage requirements. In July 2015, we reached final agreement with the DOJ to resolve the investigation for approximately $12 million, which was fully reserved as of June 30, 2015 and paid on August 3, 2015.

•

Review of Conifer’s Debt Collection Activities—In order to resolve allegations that it had not fully complied in limited instances with debt validation and dispute resolution requirements under federal consumer protection laws, in June 2015, a Conifer subsidiary paid a civil penalty of less than $1 million and stipulated to a Consent Order issued by the U.S. Consumer Financial Protection Bureau (“CFPB”). The Consent Order requires the Conifer subsidiary to: (i) improve its consumer protection compliance program; (ii) make periodic reports to the CFPB over five years; (iii) forgive approximately $1 million in consumer debt; and (iv) pay approximately $5 million in consumer redress. Management has established a reserve for this matter of approximately $6 million as of September 30, 2015.

Antitrust Class Action Lawsuits Filed by Registered Nurses in Detroit and San Antonio

On September 15, 2015, the court granted preliminary approval of a settlement between the parties in Cason-Merenda, et al. v. VHS of Michigan, Inc. d/b/a Detroit Medical Center, et al., which was filed in December 2006 in the U.S. District Court for the Eastern District of Michigan. In that matter, a certified class composed of the registered nurses (exclusive of supervisory, managerial and advanced practical nurses) employed by eight unaffiliated Detroit-area hospital systems allege those hospital systems, including Detroit Medical Center (“DMC”), violated Section §1 of the federal Sherman Act by exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. A subsidiary of Vanguard acquired DMC in January 2011, and we acquired Vanguard in October 2013. All of the defendant hospital systems other than DMC settled prior to our acquisition of Vanguard. We expect to make the $42 million settlement payment, which was fully reserved at September 30, 2015, in the three months ending March 31, 2016.

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. The case had been stayed since 2008; however, in July 2015, the court lifted the stay and re-opened discovery. Because these proceedings are at an early stage, it is impossible at this time to predict their outcome with any certainty; however, we believe that the ultimate resolution of this matter will not have a material effect on our business, financial condition or results of operations. We will continue to seek to defeat class certification and vigorously defend ourselves against the plaintiffs’ allegations.

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

In addition, as previously reported, in the nine months ended September 30, 2015, we paid a total of approximately $14 million to settle a class action lawsuit filed in Louisiana in March 1997 alleging tortious invasion of privacy as a result of the potential disclosure of patient identifying records. We had made an initial deposit of approximately $6 million into an escrow account in late November 2014 and, based on low class participation as of March 31, 2015 (the end of the claims period), management reduced the reserve for this matter from approximately $12 million at December 31, 2014 to $8 million, recorded in discontinued operations, to reflect its then-current estimate of probable remaining liability. The case is now closed.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2015 and 2014:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Nine Months Ended September 30, 2015
Continuing operations	$73	$67	$(49)	$2	$93
Discontinued operations	10	(3)	(8)	1	—
	$83	$64	$(57)	$3	$93

Nine Months Ended September 30, 2014
Continuing operations	$64	$19	$(10)	$—	$73
Discontinued operations	6	18	(6)	—	18
	$70	$37	$(16)	$—	$91

For the nine months ended September 30, 2015 and 2014, we recorded costs of $67 million and $19 million, respectively, in continuing operations, primarily related to costs associated with various legal proceedings and governmental reviews. During the nine months ended September 30, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

NOTE 11. INCOME TAXES

During the nine months ended September 30, 2015, we recorded no income tax in continuing operations on pre-tax earnings of $77 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $11 million, tax benefits of $33 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, discrete tax benefits of $17 million related to the amendment of certain prior-year tax returns and tax expense of approximately $12 million related to other permanent tax differences.

During the nine months ended September 30, 2015, we increased our estimated liabilities for uncertain tax positions by $1 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at September 30, 2015 was $36 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2015 were $4 million, all of which related to continuing operations.

At September 30, 2015, approximately $5 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At September 30, 2015, our federal net operating loss carryforwards as of December 31, 2014 and available to offset future taxable income were approximately $2.0 billion pretax expiring in 2024 to 2034.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the three and nine months ended September 30, 2015 and 2014. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available
	(Loss Attributable)
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(28)	99,537	$(0.28)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(28)	99,537	$(0.28)

Three Months Ended September 30, 2014
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$10	98,036	$0.10
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,890	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$10	100,926	$0.10

Nine Months Ended September 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(42)	99,160	$(0.42)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(42)	99,160	$(0.42)

Nine Months Ended September 30, 2014
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(27)	97,625	$(0.27)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(27)	97,625	$(0.27)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2015 and the nine months ended September 30, 2014 because we did not report income from continuing operations in those periods. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 2,500 and 2,449 for the three and nine months ended September 30, 2015, respectively, and 2,332 for the nine months ended September 30, 2014.

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$—	$—	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	61	24	36	1
	$63	$24	$38	$1

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	60	54	5	1
	$64	$56	$7	$1

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2015 and December 31, 2014, the estimated fair value of our long-term debt was approximately 102.6% and 105.0%, respectively, of the carrying value of the debt.

NOTE 14. ACQUISITIONS

During the nine months ended September 30, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. In addition, we began operating Hi-Desert Medical Center, which is a  59-bed acute care hospital in Joshua Tree, California, and its related healthcare facilities, including a 120-bed skilled nursing facility, an ambulatory surgery center and an imaging center, under a long-term lease agreement. Furthermore, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network, which is comprised of three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers, and other affiliated businesses, in Tucson and Nogales, Arizona. Additionally, we acquired majority interests in nine ambulatory surgery centers (all of which are owned by our USPI joint venture) and various physician practice entities. The fair value of the consideration conveyed in all acquisitions (the “purchase price”) was $720 million.

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

Preliminary purchase price allocations for all acquisitions made during the nine months ended September 30, 2015 are as follows:

Current assets	$319
Property and equipment	503
Other intangible assets	359
Goodwill	2,913
Other long-term assets	657
Current liabilities	(353)
Deferred taxes — long term	(128)
Other long-term liabilities	(2,025)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,443)
Noncontrolling interests	(82)
Cash paid, net of cash acquired	$720

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $48 million in transaction costs related to prospective and closed acquisitions were expensed during the nine months ended September 30, 2015, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

USPI Joint Venture and Acquisition of Aspen

Effective June 16, 2015, we entered into the USPI joint venture, of which we own 50.1%. On the date of acquisition, the joint venture had interests in 249 ambulatory surgery centers, 18 short-stay surgical hospitals and 20 imaging centers in 29 states. We refinanced approximately $1.5 billion of existing USPI debt, which was allocated to the joint venture through an intercompany loan, and paid approximately $424 million in cash to align the respective valuations of the assets contributed to the joint venture. We also completed the Aspen acquisition for approximately $226 million.

The preliminary purchase price allocations for our USPI joint venture and Aspen acquisition, which are also included in the table above, are as follows:

Current assets	$238
Property and equipment	347
Other intangible assets	359
Goodwill	2,781
Other long-term assets	657
Current liabilities	(303)
Deferred taxes — long term	(128)
Other long-term liabilities	(1,989)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,332)
Noncontrolling interests	(64)
Cash paid, net of cash acquired	$566

Pro Forma Information – Unaudited

The following table provides certain pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2014. The net income of USPI for the nine months ended September 30, 2015 was adjusted by $30 million to remove a nonrecurring loss on extinguishment of debt.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating revenues	$4,692	$4,378	$13,992	$12,738
Equity in earnings of unconsolidated affiliates	$28	$32	$91	$83
Net income available (loss attributable) to common shareholders	$(29)	$1	$(74)	$(72)
Net earnings (loss) per share available (attributable) to common shareholders	$(0.29)	$0.01	$(0.75)	$(0.74)

NOTE 15. SEGMENT INFORMATION

In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Previously, our business consisted of our Hospital Operations and other segment and our Conifer segment. Effective June 16, 2015, we completed the joint venture transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets. We contributed our interests in 49 ambulatory surgery centers and 20 imaging centers, which had previously been included in our Hospital Operations and other segment, to the joint venture. At September 30, 2015, the USPI joint venture had interests in 252 ambulatory surgery centers, 19 short-stay surgical hospitals and 20 imaging centers in 29 states. We also completed the acquisition of Aspen effective June 16, 2015, which includes nine private hospitals and clinics in the United Kingdom. Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and Aspen facilities. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care centers, freestanding emergency departments, physician practices and health plans. We also own various related healthcare businesses. At September 30, 2015, our subsidiaries operated 83 hospitals (one of which is temporarily closed for repairs), with a total of 21,527 licensed beds, primarily serving urban and suburban communities in 14 states, and six health plans, as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

We provide healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans under our Conifer subsidiary. At September 30, 2015, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30,	December 31,
	2015	2014
Assets:
Hospital Operations and other	$17,027	$17,008
Conifer	1,167	929
Ambulatory Care	4,979	204
Total	$23,173	$18,141

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Capital expenditures:
Hospital Operations and other	$194	$205	$536	$711
Conifer	6	4	16	17
Ambulatory Care	7	2	14	6
Total	$207	$211	$566	$734

Net Operating revenues:
Hospital Operations and other	$4,179	$3,945	$12,505	$11,468
Conifer
Tenet	163	148	488	426
Other customers	184	148	541	440
Total Conifer revenues	347	296	1,029	866
Ambulatory Care	329	82	562	230
Intercompany eliminations	(163)	(148)	(488)	(426)
Total	$4,692	$4,175	$13,608	$12,138

Adjusted EBITDA:
Hospital Operations and other	$383	$386	$1,259	$1,098
Conifer	61	47	204	139
Ambulatory Care	122	26	200	69
Total	$566	$459	$1,663	$1,306

Depreciation and amortization:
Hospital Operations and other	$156	$199	$525	$583
Conifer	12	5	36	15
Ambulatory Care	17	3	28	11
Total	$185	$207	$589	$609

Adjusted EBITDA	$566	$459	$1,663	$1,306
Depreciation and amortization	(185)	(207)	(589)	(609)
Impairment and restructuring charges, and acquisition-related costs	(44)	(37)	(266)	(90)
Litigation and investigation costs	(50)	(4)	(67)	(19)
Interest expense	(248)	(186)	(664)	(558)
Loss from early extinguishment of debt	—	(24)	—	(24)
Investment earnings	1	—	—	—
Net income from continuing operations before income taxes	$40	$1	$77	$6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, urgent care facilities and health plans.  In June 2015, we completed a transaction that combined our interests in our freestanding ambulatory surgery and diagnostic imaging centers with the short-stay surgery center assets held by United Surgical Partners International, Inc. (“USPI”) into a new joint venture (“USPI joint venture”), and we acquired European Surgical Partners Ltd. (“Aspen”), which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. We also provide healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to hospitals, health systems, integrated delivery networks, self-insured organizations and health plans through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which is also a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 76 hospitals and six health plans operated throughout the nine months ended September 30, 2015 and 2014, (ii) Texas Regional Medical Center at Sunnyvale (“TRMC”), in which we acquired a majority interest on June 3, 2014, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  (iv) Emanuel Medical Center, which we acquired on August 1, 2014, (v) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (vi) Aspen, which we also acquired on June 16, 2015, (vii) Hi-Desert Medical Center, which we began operating on July 15, 2015, (viii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, and (ix) Saint Louis University Hospital (“SLUH”), which we sold on August 31, 2015, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to September 30, 2015 and 2014, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have previously been classified as discontinued operations for accounting purposes. Certain previously reported information, primarily related to our freestanding ambulatory surgery and diagnostic imaging centers that were contributed to the USPI joint venture, has been reclassified to conform to the current-year presentation. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Share Repurchase Authorization—In October 2015, our Board of Directors authorized a new share repurchase program for up to $500 million of our outstanding common stock. Repurchases will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions, or otherwise. The repurchase program will expire on December 31, 2016 and may be suspended for periods or discontinued at any time. The timing and amount of repurchase transactions will be based on an evaluation of market conditions, share purchase prices, the timing of divestiture proceeds and other factors.

Joint Venture with Baptist Health System—Also in October 2015, we formed a new joint venture with Baptist Health System, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership interest in the joint venture, and we manage the network’s operations. Baptist Health System contributed four hospitals—Citizens Baptist Medical Center, Princeton Baptist Medical Center, Shelby Baptist Medical Center and Walker Baptist Medical Center—to the joint venture, and we contributed Brookwood Medical Center. The network also includes each contributed hospital’s related businesses. We paid approximately $184 million to align the respective valuations of the assets contributed to the joint venture. The new network has more than 1,700 licensed beds, nine outpatient centers, 68 physician clinics delivering primary and specialty care, more than 7,000 employees, and approximately 1,500 affiliated physicians.

Joint Venture with Dignity Health and Ascension Health—In August 2015, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network. We purchased a 60% ownership interest in the joint venture for approximately $79 million, net of cash acquired, and we manage the operations of the network’s three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers, and other affiliated businesses in Tucson and Nogales, Arizona.

Sale of Saint Louis University Hospital—In August 2015, we completed the sale of SLUH to Saint Louis University at a transaction price of approximately $32 million, excluding working capital and subject to customary purchase price adjustments.  As a result of this transaction, we recorded an impairment charge of $147 million in the nine months ended September 30, 2015.

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

Commitment to Quality—We are continuing to make significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay and reductions in readmissions for hospitalized patients.

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues, and to expand our Conifer services business, through organic growth, acquisitions and strategic partnerships.

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. In June 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture owned by us and Welsh Carson, Anderson & Stowe, a private equity firm that specializes in healthcare investments. At September 30, 2015, the joint venture had interests in 252 ambulatory surgery centers, 19 short-stay surgical hospitals and 20 imaging centers in 29 states. Moreover, we significantly increased the number of our not-for-profit partners through USPI and now have relationships with more than 50 leading healthcare systems across the country.

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

In addition, in July 2015, we began operating Hi-Desert Medical Center and its related healthcare facilities in Joshua Tree, California under a long-term lease agreement and, in August 2015, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network based in Tucson, Arizona. In October 2015, we formed a new joint venture with Baptist Health System to own and operate a healthcare network serving Birmingham and central Alabama; we own a majority interest in the joint venture, and we manage the network’s five hospitals and related businesses.  We have also entered into a definitive agreement to form a joint venture with Baylor Scott & White Health involving the ownership and operation of five North Texas hospitals: Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and TRMC –  which are currently operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which is currently owned and operated by Baylor Scott & White Health. The joint venture will focus on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. Baylor Scott & White Health will hold a majority ownership interest in the joint venture.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended September 30, 2015,  we derived approximately 41% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. We believe that growth by strategic acquisitions, when and if opportunities are available, can supplement the growth we believe we can generate organically in our existing markets. The facilities in our USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we expect that our national MedPost brand will assist us in growing our urgent care business as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate collaboration opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. Conifer provides services to more than 800 Tenet and non-Tenet hospital and other clients nationwide. This business has generated high margins and improved our overall results of operations in recent quarters. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals and independent physician associations, clients for these services include health plans, self-insured employers, government agencies and other entities. We also remain focused on developing, acquiring or entering into joint venture arrangements to establish new capabilities at Conifer. In October 2014, Conifer acquired SPi Healthcare, which provides revenue cycle solutions for independent and provider-owned physician practices, thereby increasing our ability to offer enterprise solutions to Conifer’s customers.  In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032.

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). During the nine months ended September 30, 2015 and 2014, we recognized approximately $46 million and $72 million, respectively, of Medicare and Medicaid electronic health record (“EHR”) ARRA HIT incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future, although we expect that the amounts we recognize will continue to decline over the next few years as funding levels under ARRA decline over time. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions have had a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to recent levels. We believe our volumes were positively impacted in the nine months ended September 30, 2015 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

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

Impact of Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At September 30, 2015, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

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

RESULTS OF OPERATIONS—OVERVIEW

The following table shows certain selected operating statistics for our continuing operations, which includes the results of (i) our same 76 hospitals and six health plans operated throughout the three months ended September 30, 2015 and 2014, (ii) TRMC, in which we acquired a majority interest on June 3, 2014, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  (iv) Emanuel Medical Center, which we acquired on August 1, 2014, (v) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (vi) Aspen, which we also acquired on June 16, 2015, (vii) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (viii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, and (ix) SLUH, which we sold on August 31, 2015, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to September 30, 2015 and 2014, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Statistics	2015	2014	(Decrease)
Hospital Operations and other
Total admissions	201,870	199,914	1.0%
Adjusted patient admissions(1)	352,328	342,782	2.8%
Paying admissions (excludes charity and uninsured)	190,548	188,924	0.9%
Charity and uninsured admissions	11,322	10,990	3.0%
Emergency department visits	747,993	719,835	3.9%
Total surgeries	129,937	126,427	2.8%
Patient days — total	927,964	921,228	0.7%
Adjusted patient days(1)	1,601,405	1,560,784	2.6%
Average length of stay (days)	4.60	4.61	(0.2)%
Number of hospitals (at end of period)	83	80	3	(3)
Average licensed beds	21,122	20,692	2.1%
Utilization of licensed beds(2)	47.8%	48.4%	(0.6)	%(3)
Total visits	2,076,524	1,978,420	5.0%
Paying visits (excludes charity and uninsured)	1,904,467	1,811,711	5.1%
Charity and uninsured visits	172,057	166,709	3.2%
Ambulatory Care
Total consolidated facilities (at end of period)	141	61	80	(3)
Total cases	256,226	146,582	74.8%

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

Total admissions increased by 1,956, or 1.0%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Total surgeries increased by 2.8% in the three months ended September 30, 2015 compared to the same period in 2014. Our emergency department visits increased 3.9% in the three months ended September 30, 2015 compared to the same period in the prior year. Our volumes were positively impacted by acquisitions, as well as, we believe, incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Charity and uninsured admissions and outpatient visits increased 3.0% and 3.2%, respectively, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to volume increases in certain of the states in which we operate that have not expanded their Medicaid programs.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Revenues	2015	2014	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,063	$4,424	14.4%
Hospital Operations and other
Revenues from charity and the uninsured	$255	$238	7.1%
Net inpatient revenues(1)	$2,603	$2,463	5.7%
Net outpatient revenues(1)	$1,515	$1,358	11.6%
Conifer revenues	$347	$296	17.2%
Ambulatory Care revenues	$329	$82	301.2%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $88 million and $74 million for the three months ended September 30, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $167 million and $164 million for the three months ended September 30, 2015 and 2014, respectively.

Net operating revenues before provision for doubtful accounts increased by $639 million, or 14.4%, in the three months ended September 30, 2015 compared to the same period in 2014, primarily due to acquisitions, increases in our outpatient volumes, improved managed care pricing and increased net revenues related to the California provider fee program. Net operating revenues before provision for doubtful accounts in the three months ended September 30, 2015 included $48 million of net revenues from the California provider fee program; we did not recognize any revenues related to this program during the three months ended September 30, 2014 because the current program had not yet been approved by the Centers for Medicare and Medicaid Services (“CMS”).

	Continuing Operations
	Three Months Ended September 30,
			Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)
Provision for doubtful accounts	$371	$249	49.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.3%	5.6%	1.7	%(1)

(1)	The change is the difference between the 2015 and 2014 amounts shown.

Provision for doubtful accounts increased by $122 million, or 49.0%, in the three months ended September 30, 2015 compared to the same period in 2014, and provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.3% and 5.6% for the three months ended September 30, 2015 and 2014, respectively. The increase in the provision for doubtful accounts primarily related to the impact of the $639 million increase in our net operating revenues before provision for doubtful accounts, including a $17 million increase in revenues from charity and the uninsured, a $28 million impact from favorable experience related to our estimated future recoveries in the 2014 period, and a  greater amount of patient co-pays and deductibles. Our accounts receivable days outstanding (“AR Days”) from continuing operations were 49.5 days (48.8 days if we included the results of our new Carondelet Heath Network joint venture for the entire quarter) at September 30, 2015 and 49.5 days at December 31, 2014, within our target of less than 55 days.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,512	$5,368	2.7%
Supplies per adjusted patient admission(1)	1,947	1,896	2.7%
Other operating expenses per adjusted patient admission(1)	2,889	2,786	3.7%
Total per adjusted patient admission	$10,348	$10,050	3.0%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Expenses	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,940	$1,825	6.3%
Supplies	688	650	5.8%
Other operating expenses	1,011	945	7.0%
Total	$3,639	$3,420	6.4%
Conifer
Salaries, wages and benefits	$212	$182	16.5%
Other operating expenses	73	67	9.0%
Total	$285	$249	14.5%
Ambulatory Care
Salaries, wages and benefits	$106	$21	404.8%
Supplies	64	15	326.7%
Other operating expenses	67	20	235.0%
Total	$237	$56	323.2%
Total
Salaries, wages and benefits	$2,258	$2,028	11.3%
Supplies	752	665	13.1%
Other operating expenses	1,151	1,032	11.5%
Total	$4,161	$3,725	11.7%
Rent/lease expense(1)
Hospital Operations and other	$59	$51	15.7%
Conifer	4	5	(20.0)%
Ambulatory Care	13	6	116.7%
Total	$76	$62	22.6%

(1)	Included in other operating expenses.

Salaries, wages and benefits per adjusted patient admission increased 2.7% in the three months ended September 30, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees and increased employee health benefits costs, partially offset by a decline in contract labor costs, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Supplies expense per adjusted patient admission increased 2.7% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 3.7% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is due to higher contracted services and medical fees primarily related to a greater number of employed and contracted physicians, as well as increased malpractice expense. Malpractice expense was $11 million higher in the 2015 period compared to the 2014 period. The 2015 period included an unfavorable adjustment of approximately $6 million due to a 32 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $2 million as a result of a nine basis point increase in the interest rate in the 2014 period.

The table below shows the pre-tax and after-tax impact on continuing operations for the three and nine months ended September 30, 2015 and 2014 of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(43)	$(37)	$(266)	$(90)
Litigation and investigation costs	(49)	(4)	(66)	(19)
Loss from early extinguishment of debt	—	(24)	—	(24)
Pre-tax impact	$(92)	$(65)	$(332)	$(133)
Other tax adjustments	$—	$14	$—	$18
Total after-tax impact	$(58)	$(26)	$(215)	$(66)
Diluted per-share impact of above items	$(0.57)	$(0.26)	$(2.12)	$(0.68)
Diluted loss per share, including above items	$(0.28)	$0.10	$(0.42)	$(0.27)

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $450 million at September 30, 2015, an increase of $151 million from $299 million at June 30, 2015.

Significant cash flow items in the three months ended September 30, 2015 included:

•	Capital expenditures of $207 million;

•	Purchases of businesses for $84 million;

•	Interest payments of $134 million;

•	$10 million of net borrowings under our revolving credit facility; and

•	$27 million of net proceeds from the sale of SLUH.

Net cash provided by operating activities was $835 million in the nine months ended September 30, 2015 compared to $468 million in the nine months ended September 30, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $357 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•	$322 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2015 period;

•	$2 million more cash used in operating activities from discontinued operations in the 2015 period;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•	An increase of $42 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $32 million.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current belief, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (“June Form 10-Q”) and of this report.

When considering forward-looking statements, a reader should keep in mind the risk factors and other cautionary statements in our Annual Report, our June Form 10-Q and in this report. Should one or more of the risks and uncertainties described in our Annual Report, our June Form 10-Q or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety and, therefore, disclaim any resulting liability for potentially related damages.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Net Patient Revenues from:	2015	2014	(Decrease)(1)	2015	2014	(Decrease)(1)
Medicare	19.8%	21.6%	(1.8)%	20.8%	22.3%	(1.5)%
Medicaid	8.8%	8.9%	(0.1)%	8.9%	8.9%	—%
Managed care	61.1%	60.4%	0.7%	60.2%	58.8%	1.4%
Indemnity, self-pay and other	10.3%	9.1%	1.2%	10.1%	10.0%	0.1%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Admissions from:	2015	2014	(Decrease)(1)	2015	2014	(Decrease)(1)
Medicare	25.5%	26.6%	(1.1)%	26.8%	27.6%	(0.8)%
Medicaid	8.0%	9.9%	(1.9)%	8.1%	10.8%	(2.7)%
Managed care	58.5%	56.1%	2.4%	57.5%	53.9%	3.6%
Indemnity, self-pay and other	8.0%	7.4%	0.6%	7.6%	7.7%	(0.1)%

(1)	The increase (decrease) is the difference between the 2015 and 2014 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Nearly 127 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three major programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

The Affordable Care Act is changing how healthcare services in the United States are covered, delivered and reimbursed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016, and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Following legal challenges seeking to limit the availability of premium credits and subsidies only to individuals enrolled in coverage through a state-based exchange, the U.S. Supreme Court in June 2015 upheld U.S. Internal Revenue Service regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In February 2014, the requirements of the employer mandate were delayed until January 1, 2016. Based on the Congressional Budget Office’s most recent estimates, we do not believe that the delay in enforcement of the employer mandate will have a discernible effect on insurance coverage. We cannot predict what action the federal government might take to lift or extend the delay or the impact of any such action on insurance coverage.

Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. At September 30, 2015, 31 states and the District of Columbia have taken action to expand Medicaid, and one other is considering action to expand in the near future. We currently operate hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs.

We anticipate that healthcare providers will continue to generally benefit over time from insurance coverage provisions of the Affordable Care Act; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2018, as the number of uninsured individuals declines. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of continuing legal challenges to certain provisions of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the Affordable Care Act, including the future course of related legislation and regulations, see Item 1A, Risk Factors, in Part I of our Annual Report.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Descriptions	2015	2014	2015	2014
Medicare severity-adjusted diagnosis-related group — operating	$404	$407	$1,296	$1,248
Medicare severity-adjusted diagnosis-related group — capital	38	37	120	114
Outliers	13	16	45	52
Outpatient	260	234	765	710
Disproportionate share	87	96	261	287
Direct Graduate and Indirect Medical Education(1)	63	55	198	186
Other(2)	(3)	30	10	55
Adjustments for prior-year cost reports and related valuation allowances	22	(1)	54	18
Total Medicare net patient revenues	$884	$874	$2,749	$2,670

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

Medicare Hospital Appeals Settlement

During the year ended December 31, 2014, CMS offered hospitals an opportunity to settle certain Medicare inpatient claims in the appeals process or within the timeframe to request an appeal. Generally, the one-time settlement offer applies to payment denials for inpatient services on the basis that the services were reasonable and necessary, but treatment as an inpatient was not. All of our hospitals with claims that were eligible for settlement accepted the cash settlement offer of approximately $18 million, all of which had been received at September 30, 2015.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 19.4% and 17.6% of total net patient revenues before provision for doubtful accounts for the nine months ended September 30, 2015 and 2014, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2015 and 2014, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $675 million and $493 million, respectively. During the nine months ended September 30, 2015, we recorded an unfavorable adjustment of $35 million to reduce Medicaid supplemental revenues recognized over the past several years by our Valley Baptist hospitals in South Texas. This adjustment was necessary as a result of the state’s recent review and update of several factors that influence payments to individual hospitals and state funding levels. Also during the nine months ended September 30, 2015, we recognized a $41 million favorable adjustment to increase the Medicaid supplemental revenues of our Detroit hospitals ($21 million of which related to the year ended December 31, 2014). This adjustment related to a recent update by Michigan of estimated funding levels, which increased as result of the expansion of the state’s Medicaid program effective April 1, 2014.

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

The Governor of California signed the Hospital Quality Assurance Fee (“HQAF”) renewal bill into law in October 2013, extending California’s provider fee program for three years beginning January 2014 (with a framework to renew the program for at least three additional years beyond 2016), and CMS approved the 36-month HQAF program in the three months ended December 31, 2014. We reported in our Annual Report that, based on then-recent estimates from the California Hospital Association, the extension of the HQAF program authorized by the legislation was expected to result in additional revenues for our hospitals, net of provider fees and other expenses, of approximately $530 million over the three-year period ending December 31, 2016. We have since updated our estimate to include expected HQAF revenue associated with our operation of Hi-Desert Medical Center and a contribution to the HQAF program from the California Health Foundation & Trust, a 501(c)(3) public benefit charity established to sponsor and support health care, including access to health care, research and education. As of September 30, 2015, we expect the 36-month HQAF program will result in revenues for our hospitals, net of provider fees and other expenses, of approximately $575 million in total.

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

Medicaid-related patient revenues recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2015 and 2014 are set forth in the table below:

	Nine Months Ended September 30,
	2015		2014
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$280	$229	$254	$198
California	253	297	108	177
Texas	199	175	207	170
Florida	76	122	133	63
Illinois	68	37	62	23
Georgia	50	28	57	26
Missouri	50	14	51	6
Pennsylvania	50	149	57	145
Massachusetts	28	38	28	35
North Carolina	21	5	19	4
Alabama	16	—	10	—
South Carolina	12	25	14	25
Tennessee	5	24	5	22
Arizona	(13)	146	5	86
	$1,095	$1,289	$1,010	$980

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

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.4% increase in payments for hospitals in large urban areas (populations over one million). The payment and policy changes result in an estimated 1.2% decrease in our annual IPPS payments, which yields an estimated reduction of approximately $30 million in our annual Medicare IPPS payments. Most of this decrease is due to an expected decline in Medicare UC-DSH reimbursement. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

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

At September 30, 2015, 22 of our general hospitals operated IPF units. CMS projects that the payment changes in the IPF-PPS Final Rule will result in an estimated total increase in aggregate IPF payments of 1.5%, which includes an average 1.6% increase for IPF units in hospitals located in urban areas for FFY 2016. Using the urban IPF unit impact percentage as applied to our Medicare IPF payments for the 12 months ended September 30, 2015, the annual impact of the payment and policy changes in the IPF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1  million. Because of the uncertainty associated with various factors that may influence our future IPF payments, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

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

At September 30, 2015, we operated one freestanding IRF, and 17 of our general hospitals operated IRF units. CMS projects that the payment changes in the IRF-PPS Final Rule will result in an estimated total increase in aggregate IRF payments of 1.8%, which includes an average 1.7% increase for freestanding urban IRFs and an average 1.9% increase for IRF units in hospitals located in urban areas for FFY 2016. Using the applicable freestanding and urban IRF unit impact percentages as applied to our Medicare IRF payments for the 12 months ended September 30, 2015, the annual impact of the payment and policy changes in the IRF-PPS Final Rule may result in an estimated increase in our Medicare revenues of approximately $1 million. Because of the uncertainty associated with various factors that may influence our future IRF payments, including legislative action, admission volumes, length of stay and case mix and the related effects of compliance with admission criteria, we cannot provide any assurances regarding our estimate of the impact of these changes.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems

On October 30, 2015, CMS released the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System changes for calendar year 2016 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•

An estimated net decrease in the OPPS rates of 0.3% based on the projected market basket increase of 2.4% reduced by a multifactor productivity adjustment of 0.5%, an additional 0.2% adjustment required by the Affordable Care Act and a 2.0% reduction to correct for inflation in OPPS payment rates;

•

Changes to the two-midnight rule under CMS’ short inpatient hospital stay policy, including a case-by-case exceptions policy for stays spanning fewer than two midnights, and the shifting of patient status medical reviews from Medicare Administrative Contractors to Quality Improvement Organizations; and

•	A 0.3% increase in the ASC payment rates for ASCs that meet the quality reporting requirements under the ASC Quality Reporting Program.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 0.4% decrease in OPPS payments for all facilities and an average 0.3% decrease in OPPS payments for facilities in large urban areas (populations over one million). Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our facilities is a decrease of approximately $8 million in Medicare outpatient revenues. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative action, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of these changes.

The Medicare Access and CHIP Reauthorization Act of 2015

On April 16, 2015, the President signed the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which made numerous changes to Medicare, Medicaid, and other healthcare and related programs, as well as averted a 21% reduction to Medicare payments under the Medicare Physician Fee Schedule (“MPFS”) that was scheduled to take effect on April 1, 2015. Significant provisions of the legislation include:

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

•

Extending through the remainder of FFY 2015 the two-midnight rule regarding certain medical patient status review activities conducted by Medicare Administrative Contractors and Recovery Audit Contractors  (on August 12, 2015, CMS announced that it would extend until December 31, 2015 the moratorium on enforcement of the two-midnight policy);

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

Payment and Policy Changes to the Medicare Physician Fee Schedule

On October 30, 2015, CMS issued a final rule updating the MPFS for calendar year 2016 (“MPFS Final Rule”). The final rule contains various provisions to update payment rates and policies, including an update mandated by the MACRA described above, along with quality provisions for services furnished under the MPFS. The MPFS Final Rule also begins to implement other provisions under the law, which will over time replace the SGR formula, with new payment systems for physicians and other practitioners. Payment and policy changes in the MPFS Final Rule include:

•

A net decrease of 0.29% in the MPFS payment rates resulting from a 0.5% update to the payment rates mandated by the MACRA, a negative 0.02% Relative Value Unit Budget Neutrality Adjustment and a 0.77% negative Target Recapture Amount required by the Protecting Access to Medicare Act of 2014 and quality provisions for services furnished under the MPFS;

•

New exceptions to the physician self-referral law allowing payments to physicians to employ non-physician practitioners and allowing timeshare arrangements for the use of office space, equipment, personnel, supplies and other services;

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

•	Mandatory participation for all hospitals, with limited exceptions, located in the 75 selected areas (participating hospitals are referred to as “anchor hospitals”);

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

As of September 30, 2015, 21 of our acute care hospitals and three short-stay surgical hospitals operated by our USPI joint venture are located in one of the 75 MSAs selected by CMS for the demonstration program. We cannot predict what impact, if any, the CCJR Proposed Rule will have on our inpatient volumes, net revenues or cash flows.

Bipartisan Budget Act of 2015

During the last week of October 2015, both houses of the U.S. Congress passed the Bipartisan Budget Act of 2015 (“BBA 2015”). The legislation, which the President has indicated he will sign, raises the debt ceiling through March 2017 and establishes a federal budget through FFY 2017. The BBA 2015 includes the following payment policies affecting Medicare beneficiaries, hospitals and other providers:

•	Medicare Part B premium relief for the 30% of beneficiaries facing massive increases beginning in 2016;

•

An extension through FFY 2025 of a 2% reduction in Medicare payments, mandated by the Budget Control Act of 2011, that was originally scheduled to expire in 2021 and subsequently extended through 2024; and

•	Creation of a site-neutral payment policy for services provided in off-campus outpatient departments of hospitals. This provision:

•	Creates a permanent exemption from site-neutral payment adjustments for off-campus hospital-based emergency departments;

•	Grandfathers off-campus hospital outpatient departments that billed for services under the OPPS as of the date of enactment; and

•	Provides that, beginning January 1, 2017, off-campus hospital outpatient departments that are not grandfathered or exempt will be paid under the MPFS or ASC fee schedule.

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2015 and 2014 was $7.7 billion and $6.8 billion, respectively. Approximately 61% of our managed care net patient revenues for the nine months ended September 30, 2015 was derived from our top ten managed care payers. National payers generated approximately 49% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2015 and December 31, 2014, approximately 66% and 60%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2015, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $12 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the nine months ended September 30, 2015, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant number of our self-pay patients are admitted through our hospitals’ emergency departments and often require high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts.

Self-pay accounts pose significant collectability problems. At September 30, 2015 and December 31, 2014,  approximately 6% and 7%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report and Item 1A, Risk Factors, in Part II of this report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical-based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized, in the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Estimated costs for:
Self-pay patients	$171	$135	$503	$488
Charity care patients	$50	$42	$123	$137
DSH and other supplemental revenues	$208	$178	$675	$493

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

RESULTS OF OPERATIONS

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating revenues:
General hospitals	$4,129	$3,831	$12,366	$11,345
Other operations	934	593	2,328	1,742
Net operating revenues before provision for doubtful accounts	5,063	4,424	14,694	13,087
Less provision for doubtful accounts	371	249	1,086	949
Net operating revenues	4,692	4,175	13,608	12,138
Equity in earnings of unconsolidated affiliates	28	4	48	9
Operating expenses:
Salaries, wages and benefits	2,258	2,028	6,568	5,905
Supplies	752	665	2,146	1,942
Other operating expenses, net	1,151	1,032	3,325	3,066
Electronic health record incentives	(7)	(5)	(46)	(72)
Depreciation and amortization	185	207	589	609
Impairment and restructuring charges, and acquisition-related costs	44	37	266	90
Litigation and investigation costs	50	4	67	19
Operating income	$287	$211	$741	$588

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.1%	0.4%	0.1%
Operating expenses:
Salaries, wages and benefits	48.2%	48.5%	48.3%	48.6%
Supplies	16.0%	15.9%	15.8%	16.0%
Other operating expenses, net	24.5%	24.7%	24.4%	25.4%
Electronic health record incentives	(0.1)%	(0.1)%	(0.3)%	(0.6)%
Depreciation and amortization	3.9%	5.0%	4.3%	5.0%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.9%	2.0%	0.7%
Litigation and investigation costs	1.1%	0.1%	0.5%	0.2%
Operating income	6.1%	5.1%	5.4%	4.8%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 82% and 87% of our total net operating revenues before provision for doubtful accounts for the three months ended September 30, 2015 and 2014, respectively, and 84% and 87% for the nine months ended September 30, 2015 and 2014, respectively.

Net operating revenues from our other operations were $934 million and $593 million in the three months ended September 30, 2015 and 2014, respectively, and $2.328 billion and $1.742 billion in the nine months ended September 30, 2015 and 2014, respectively. The increase in net operating revenues from other operations during 2015 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity earnings of unconsolidated affiliates were $28 million and $4 million for the three months ended September 30, 2015 and 2014, respectively, and $48 million and $9 million in the nine months ended September 30, 2015 and 2014, respectively. The increase in equity earnings of unconsolidated affiliates in the 2015 period compared to the 2014 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 76 hospitals and six health plans operated throughout the three and nine months ended September 30, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, Emanuel Medical Center, which we acquired on August 1, 2014, Hi-Desert Medical Center, which we began operating on July 15, 2015, our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, and SLUH, which we sold on August 31, 2015, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to the sale of SLUH and our contribution of freestanding ambulatory surgery and diagnostic imaging centers to the USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Selected Operating Expenses	2015	2014	(Decrease)	2015	2014	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,854	$1,764	5.1%	$5,556	$5,181	7.2%
Supplies	650	619	5.0%	1,931	1,827	5.7%
Other operating expenses	943	887	6.3%	2,804	2,676	4.8%
Total	$3,447	$3,270	5.4%	$10,291	$9,684	6.3%
Salaries, wages and benefits per adjusted patient admission(1)	$5,576	$5,390	3.5%	$5,550	$5,378	3.2%
Supplies per adjusted patient admission(1)	1,955	1,875	4.3%	1,929	1,877	2.8%
Other operating expenses per adjusted patient admission(1)	2,857	2,713	5.3%	2,822	2,784	1.4%
Total per adjusted patient admission	$10,388	$9,978	4.1%	$10,301	$10,039	2.6%
Conifer
Salaries, wages and benefits	$212	$182	16.5%	$614	$531	15.6%
Other operating expenses	73	67	9.0%	211	196	7.7%
Total	$285	$249	14.5%	$825	$727	13.5%
Ambulatory Care
Salaries, wages and benefits	$106	$21	404.8%	$171	$63	171.4%
Supplies	64	15	326.7%	109	43	153.5%
Other operating expenses	67	20	235.0%	118	54	118.5%
Total	$237	$56	323.2%	$398	$160	148.8%
Rent/lease expense(2)
Hospital Operations and other	$55	$49	12.2%	$159	$142	12.0%
Conifer	4	5	(20.0)%	11	16	(31.3)%
Ambulatory Care	13	5	160.0%	26	16	62.5%
Total	$72	$59	22.0%	$196	$174	12.6%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments: Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care facilities, freestanding emergency departments, physician practices and health plans; Conifer, which operates revenue cycle management and patient communication and engagement services businesses; and Ambulatory Care, which is comprised of our freestanding ambulatory surgery and imaging centers, short-stay surgery centers and Aspen’s hospitals and clinics.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 76 hospitals and six health plans operated throughout the three and nine months ended September 30, 2015 and 2014.  The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, Emanuel Medical Center, which we acquired on August 1, 2014, Hi-Desert Medical Center, which we began operating on July 15, 2015, our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, and SLUH, which we sold on August 31, 2015, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to the sale of SLUH and our contribution of freestanding ambulatory surgery and diagnostic imaging centers to the USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Admissions, Patient Days and Surgeries	2015	2014	(Decrease)		2015	2014	(Decrease)
Total admissions	191,054	192,283	(0.6)%		583,838	572,702	1.9%
Adjusted patient admissions(1)	332,498	330,219	0.7%		1,001,115	973,107	2.9%
Paying admissions (excludes charity and uninsured)	180,353	181,963	(0.9)%		552,899	539,778	2.4%
Charity and uninsured admissions	10,701	10,320	3.7%		30,939	32,924	(6.0)%
Admissions through emergency department	119,264	118,287	0.8%		369,587	357,728	3.3%
Paying admissions as a percentage of total admissions	94.4%	94.6%	(0.2)	%(2)	94.7%	94.3%	0.4	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.6%	5.4%	0.2	%(2)	5.3%	5.7%	(0.4)	%(2)
Emergency department admissions as a percentage of total admissions	62.4%	61.5%	0.9	%(2)	63.3%	62.5%	0.8	%(2)
Surgeries — inpatient	53,319	53,448	(0.2)%		158,149	156,205	1.2%
Surgeries — outpatient	70,446	69,373	1.5%		206,043	203,819	1.1%
Total surgeries	123,765	122,821	0.8%		364,192	360,024	1.2%
Patient days — total	874,456	884,748	(1.2)%		2,697,929	2,673,921	0.9%
Adjusted patient days(1)	1,503,639	1,501,624	0.1%		4,574,587	4,493,843	1.8%
Average length of stay (days)	4.58	4.60	(0.4)%		4.62	4.67	(1.1)%
Number of hospitals (at end of period)	76	76	—	(2)	76	76	—	(2)
Licensed beds (at end of period)	20,020	19,999	0.1%		20,020	19,999	0.1%
Average licensed beds	20,052	19,999	0.3%		20,059	19,949	0.6%
Utilization of licensed beds(3)	47.4%	48.1%	(0.7)	%(2)	49.3%	49.1%	0.2	%(2)

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between 2015 and 2014 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Outpatient Visits	2015	2014	(Decrease)		2015	2014	(Decrease)
Total visits	1,963,166	1,905,255	3.0%		5,856,842	5,585,216	4.9%
Paying visits (excludes charity and uninsured)	1,800,725	1,747,124	3.1%		5,391,632	5,106,577	5.6%
Charity and uninsured visits	162,441	158,131	2.7%		465,210	478,639	(2.8)%
Emergency department visits	702,248	690,765	1.7%		2,116,106	2,038,721	3.8%
Surgery visits	70,446	69,373	1.5%		206,043	203,819	1.1%
Paying visits as a percentage of total visits	91.7%	91.7%	—	%(1)	92.1%	91.4%	0.7	%(1)
Charity and uninsured visits as a percentage of total visits	8.3%	8.3%	—	%(1)	7.9%	8.6%	(0.7)	%(1)

(1)	The change is the difference between 2015 and 2014 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Revenues	2015	2014	(Decrease)	2015	2014	(Decrease)
Net operating revenues	$3,818	$3,648	4.7%	$11,452	$10,701	7.0%
Revenues from charity and the uninsured	$238	$226	5.3%	$738	$770	(4.2)%
Net inpatient revenues(1)	$2,472	$2,337	5.8%	$7,533	$7,031	7.1%
Net outpatient revenues(1)	$1,427	$1,323	7.9%	$4,183	$3,902	7.2%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $80 million and $64 million for the three months ended September 30, 2015 and 2014, respectively, and $275 million and $282 million for the nine months ended September 30, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $158 million and $162 million for the three months ended September 30, 2015 and 2014, respectively, and $463 million and $488 million for the nine months ended September 30, 2015 and 2014, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day			Increase			Increase
and Per Visit Basis	2015	2014	(Decrease)	2015	2014	(Decrease)
Net inpatient revenue per admission	$12,939	$12,154	6.5%	$12,903	$12,277	5.1%
Net inpatient revenue per patient day	$2,827	$2,641	7.0%	$2,792	$2,629	6.2%
Net outpatient revenue per visit	$727	$694	4.8%	$714	$699	2.1%
Net patient revenue per adjusted patient admission(1)	$11,726	$11,084	5.8%	$11,703	$11,235	4.2%
Net patient revenue per adjusted patient day(1)	$2,593	$2,437	6.4%	$2,561	$2,433	5.3%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)		2015	2014	(Decrease)
Provision for doubtful accounts	$341	$235	45.1%		$1,022	$916	11.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.2%	6.2%	2.0	%(1)	8.2%	8.0%	0.2	%(1)

(1)	The change is the difference between 2015 and 2014 amounts shown.

Revenues

Same-hospital net operating revenues increased $170 million, or 4.7%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase in same-hospital net operating revenues in the 2015 period is primarily due to higher outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $41 million and an increase in our other operations revenues. For the three months ended September 30, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $196 million and $170 million, respectively. Same-hospital net inpatient revenues increased $135 million, or 5.8%, and same-hospital admissions decreased 0.6% in the three months ended September 30, 2015 compared to the 2014 period. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting. Same-hospital net inpatient revenue per admission increased 6.5%, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of $41 million, in the three months ended September 30, 2015.  Same-hospital net outpatient revenues increased $104 million, or 7.9%, and same-hospital outpatient visits increased 3.0% in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 4.8% primarily due to the improved terms of our managed care contracts.

Same-hospital net operating revenues increased $751 million, or 7.0%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in same-hospital net operating revenues in the 2015 period is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $124 million and an increase in our other operations revenues. For the nine months ended September 30, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $638 million and $474 million, respectively. Same-hospital net inpatient revenues increased $502 million, or 7.1%, and same-hospital admissions increased 1.9% in the nine months ended September 30, 2015 compared to the 2014 period. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Same-hospital net inpatient revenue per admission increased 5.1%, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of $124 million, in the nine months ended September 30, 2015. Same-hospital net outpatient revenues increased $281 million, or 7.2%, and same-hospital outpatient visits increased 4.9% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 2.1% primarily due to the improved terms of our managed care contracts.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.2% and 6.2% for the three months ended September 30, 2015 and 2014, respectively, and 8.2% and 8.0% for the nine months ended September 30, 2015 and 2014, respectively. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$368	$—	$368	$323	$—	$323
Medicaid	87	—	87	153	—	153
Net cost report settlements payable and valuation allowances	(59)	—	(59)	(51)	—	(51)
Managed care	1,695	109	1,586	1,528	99	1,429
Self-pay uninsured	453	401	52	578	482	96
Self-pay balance after insurance	233	152	81	210	133	77
Estimated future recoveries from accounts assigned to our Conifer subsidiary	140	—	140	125	—	125
Other payers	387	244	143	337	125	212
Total Hospital Operations and other	3,304	906	2,398	3,203	839	2,364
Ambulatory Care	131	7	124	49	12	37
Total discontinued operations	3	—	3	4	1	3
	$3,438	$913	$2,525	$3,256	$852	$2,404

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2015, our collection rate on self-pay accounts was approximately 25.2%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at September 30, 2015, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.2% at September 30, 2015.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from Hospital Operations and other segment of $2.457 billion and $2.415 billion at September 30, 2015 and December 31, 2014, respectively, excluding cost report settlements payable and valuation allowances of $59 million and $51 million at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	91%	62%	66%	24%	63%
61-120 days	5%	14%	14%	18%	13%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	18%	13%	47%	17%
Total	100%	100%	100%	100%	100%

	December 31, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	81%	44%	66%	29%	61%
61-120 days	9%	22%	16%	19%	16%
121-180 days	4%	12%	7%	11%	7%
Over 180 days	6%	22%	11%	41%	16%
Total	100%	100%	100%	100%	100%

At September 30, 2015, we had a cumulative total of patient account assignments to our Conifer subsidiary dating back at least three years or older of approximately $2.6 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2015 and December 31, 2014 by aging category for the hospitals currently in the program.

	September 30,	December 31,
	2015	2014
0-60 days	$75	$85
61-120 days	16	20
121-180 days	7	10
Over 180 days	17	16
Total	$115	$131

Salaries, Wages and Benefits

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.3% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Same-hospital salaries, wages and benefits per adjusted patient admission increased by approximately 3.5% in the three months ended September 30, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, and increased employee health benefits costs, partially offset by a decline in contract labor costs. Salaries, wages and benefits expense for the three months ended September 30, 2015 and 2014 included stock-based compensation expense of $16 million and $13 million, respectively.

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.3% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Same-hospital salaries, wages and benefits per adjusted patient admission increased by 3.2% in the nine months ended September 30, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, and increased employee health benefits and incentive compensation costs. Salaries, wages and benefits expense for the nine months ended September 30, 2015 and 2014 included stock-based compensation expense of $52 million and $38 million, respectively.

At September 30, 2015, approximately 19% of our employees were represented by labor unions. These employees, primarily registered nurses and service and maintenance workers, are located at 38 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have one expired contract and are negotiating renewal. In Detroit, we are also currently renegotiating wages for lab assistants and couriers pursuant to the terms of an existing collective bargaining agreement. In addition, we are negotiating three first contracts where certain employees recently selected union representation at Doctor’s Medical Center of Modesto, Hahnemann University Hospital and Saint Vincent Hospital at Worcester Medical Center. These bargaining units comprise less than 300 employees combined, a very small percentage of our employee population. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Additional organizing activities by labor unions could increase our level of union representation in the future.

Supplies

Supplies expense as a percentage of net operating revenues increased by 0.1% for the three months ended September 30, 2015 and decreased by 0.2% for the nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. Same-hospital supplies expense per adjusted patient admission increased by 4.3% and 2.8%, respectively, in the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, as well as volume growth in our supply-intensive surgical services, partially offset by lower implant costs.

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

Other Operating Expenses, Net

Other operating expenses as a percentage of net operating revenues was 24.5% in the three months ended September 30, 2015 compared to 24.7% in the three months ended September 30, 2014. Same-hospital other operating expenses per adjusted patient admission increased by 5.3% in the three months ended September 30, 2015 compared to the same period in 2014. Other operating expenses on a per adjusted admission basis increased in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to our lower patient volumes, which has an unfavorable impact on this metric due to the fixed nature of certain costs in other operating expenses, partially offset by cost efficiency initiatives we have been implementing. Other operating expenses were also impacted by:

•	higher same-hospital malpractice expense of $11 million;

•	increased information systems maintenance contract costs of $9 million; and

•	additional costs related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $21 million.

Same-hospital malpractice expense in the 2015 period included an unfavorable adjustment of approximately $6 million due to a 32 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $2 million as a result of a nine basis point increase in the interest rate in the 2014 period.

Other operating expenses as a percentage of net operating revenues was 24.4% in the nine months ended September 30, 2015 compared to 25.4% in the nine months ended September 30, 2014. Same-hospital other operating expenses per adjusted patient admission increased by 1.4% in the nine months ended September 30, 2015 compared to the same period in 2014. Other operating expenses on a per adjusted admission basis increased in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the moderation in our patient volumes, which has an unfavorable impact on this metric due to the fixed nature of certain costs in other operating expenses. Other operating expenses were also impacted by:

•	higher same-hospital malpractice expense of $29 million;

•	increased information systems maintenance contract costs of $35 million;

•	additional costs related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $38 million;

•	reduced professional fees of $27 million; and

•

increased costs associated with funding indigent care services by the Texas hospitals we operated throughout both periods of $13 million, which costs were substantially offset by additional net patient revenues.

Same-hospital malpractice expense was higher in the nine months ended September 30, 2015  compared to the nine months ended September 30, 2014 due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation, as well as an unfavorable adjustment in the 2015 period of approximately $5 million due to a 22 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $3 million as a result of a 23 basis point decrease in the interest rate in the 2014 period.

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $347 million and $296 million during the three months ended September 30, 2015 and 2014, respectively, and $1.029 billion and $866 million during the nine months ended September 30, 2015 and 2014, respectively, a portion of which was eliminated in consolidation as described in Note 15 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients, service growth and Conifer’s acquisition of SPi Healthcare in the fourth quarter of 2014.

Salaries, wages and benefits expense for Conifer increased $30 million, or 16.5%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $83 million, or 15.6%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014  due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

Other operating expenses for Conifer increased  $6 million, or 9.0%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and $15 million, or 7.7%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

Conifer continues to implement revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre-registration, registration, verification of eligibility and benefits, liability identification and collection at point-of-service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our interests in our freestanding ambulatory surgery and diagnostic imaging centers with the short-stay surgery center assets held by USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to September 30, 2015. Information that is reported on a same-facility basis relates to the freestanding ambulatory surgery and diagnostic imaging centers that we operated throughout the three and nine months ended September 30, 2015 and 2014 and were contributed to the USPI joint venture.

Our USPI joint venture operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity. We operate facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•	our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by us.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (157 of 300 at September 30, 2015), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. We control 143 of the facilities we operate and account for these investments as consolidated subsidiaries.

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

In summary, our Ambulatory Care operating income is driven by the performance of all facilities we operate and by our ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 47% of our facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ambulatory Care Results of Operations	2015	2014	2015	2014
Net operating revenues	$329	$82	$562	$230
Equity in earnings of unconsolidated affiliates	30	—	36	—
Operating expenses, excluding depreciation and amortization	237	57	398	161
Depreciation and amortization	17	4	28	11
Operating income	$105	$21	$172	$58

Our Ambulatory Care net operating revenues increased by $247 million and $332 million, or 301.2% and 144.3%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. The growth in revenues was driven by increases from acquisitions of $237 million and $294 million, and increases from our same-facility operations of $10 million and $38 million, for the three and nine month periods, respectively.

Salaries, wages and benefits expense increased by $84 million and $108 million, or 404.8% and 171.4%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. These increases were driven by increases in salaries, wages and benefits expense from acquisitions of $83 million and $102 million, and increases in our same-facility salaries, wages and benefits expense of $1 million and $6 million, for the three and nine month periods, respectively.

Supplies expense increased by $49 million and $65 million, or 326.7% and 153.5%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. These increases were driven by increases in supplies expense from acquisitions of $47 million and $57 million, and increases in our same-facility supplies expense of $2 million and $8 million, for the three and nine month periods, respectively.

Other operating expenses increased by $47 million and $64 million, or 235.0% and 118.5%, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively. These increases were driven by increases in other operating expenses from acquisitions of $44 million and $61 million, and increases in our same‑facility supplies expense of $3 million, for both the three and nine month periods, respectively.

Facility Growth

The following table summarizes the changes in our same-facility revenue year-over-year on a systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of our unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

	Three Months Ended	Nine Months Ended
Ambulatory Care Facility Growth	September 30, 2015	September 30, 2015
Net revenue	10.1%	11.0%
Cases	6.3%	8.5%
Net revenue per case	3.5%	2.3%

Joint Ventures with Health System Partners

During the three months ended June 30, 2015, we established our new Ambulatory Care segment as a result of our joint venture with USPI and our purchase of Aspen. USPI’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of September 30, 2015, the majority of facilities in our Ambulatory Care segment are operated in this model.

Nine Months Ended
Ambulatory Care Joint Ventures with Health System Partners	September 30, 2015
Facilities:
With a health system partner	161
Without a health system partner	139
Total facilities operated	300
Change from December 31, 2014
Acquired through USPI joint venture and Aspen acquisition	227
Other acquisitions	11
Dispositions/Mergers	—
Total increase in number of facilities operated	238

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs $44 million, consisting of $8 million of employee severance costs, $1 million of restructuring costs, $11 million of contract and lease termination fees, and $24 million in acquisition-related costs, which include $12 million of transaction costs and $12 million of acquisition integration costs.

During the three months ended September 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $37 million, consisting of $5 million of employee severance costs, $1 million of restructuring costs, $6 million of contract and lease termination fees, and $25 million in acquisition-related costs, which include $3 million of transaction costs and $22 million in acquisition integration costs.

During the nine months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $266  million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $16 million of employee severance costs, $5 million of restructuring costs, $15 million of contract and lease termination fees, and $83 million in acquisition-related costs, which include $48 million of transaction costs and $35 million of acquisition integration costs.

During the nine months ended September 30, 2014, we recorded impairment and restructuring charges and acquisition-related costs of $90 million, consisting of $14 million of employee severance costs, $6 million of contract and lease termination fees, $19 million of restructuring costs, and $51 million in acquisition-related costs, which include $7 million of transaction costs and $44 million of acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2015 and 2014 were $50 million and $4 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $67 million and $19 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $248 million compared to $186 million for the same period in 2014, and for the nine months ended September 30, 2015 was $664 million compared to $558 million for the same period in 2014, primarily due to increased borrowings relating to our recent acquisitions and our $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System in South Texas.

Loss from Early Extinguishment of Debt

During the three and nine months ended September 30, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million aggregate principal amount of our 9 1/4% senior notes due 2015 that we redeemed in the three month period, as well as the write-off of associated unamortized note discounts and issuance costs.

Income Tax (Benefit) Expense

During the three months ended September 30, 2015, we recorded income tax expense of $11 million in continuing operations on pre-tax income of $40 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $4 million, tax benefits of $11 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, and tax expense of approximately $4 million related to other permanent tax differences, compared to income tax benefit of $18 million during the three months ended September 30, 2014.

During the nine months ended September 30, 2015, we recorded no income tax in continuing operations on pre-tax earnings of $77 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $11 million, tax benefits of $33 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, discrete tax benefits of $17 million related to the amendment of certain prior-year tax returns and tax expense of approximately $12 million related to other permanent tax differences, compared to income tax benefit of $11 million during the nine months ended September 30, 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $57 million for the three months ended September 30, 2015 compared to $9 million for the three months ended September 30, 2014. Net income attributable to noncontrolling interests for the three months ended September 30, 2015 was comprised of $46 million related to our Ambulatory Care segment and $11 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $11 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer.

Net income attributable to noncontrolling interests was $119 million for the nine months ended September 30, 2015  compared to $44 million for the nine months ended September 30, 2014. Net income attributable to noncontrolling interests for the nine months ended September 30, 2015 was comprised of $28 million related to our Hospital Operations and other segment, $53 million related to our Ambulatory Care segment and $38 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $13 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer.

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

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to our common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(29)	$9	$(43)	$(49)
Less: Net income attributable to noncontrolling interests	(57)	(9)	(119)	(44)
Net loss from discontinued operations, net of tax	(1)	(1)	(1)	(22)
Income from continuing operations	29	19	77	17
Income tax benefit (expense)	(11)	18	—	11
Investment earnings	1	—	—	—
Loss from early extinguishment of debt	—	(24)	—	(24)
Interest expense	(248)	(186)	(664)	(558)
Operating income	287	211	741	588
Litigation and investigation costs	(50)	(4)	(67)	(19)
Impairment and restructuring charges, and acquisition-related costs	(44)	(37)	(266)	(90)
Depreciation and amortization	(185)	(207)	(589)	(609)
Adjusted EBITDA	$566	$459	$1,663	$1,306

Net operating revenues	$4,692	$4,175	$13,608	$12,138

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.1%	11.0%	12.2%	10.8%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, include the long-term debt transactions discussed below and new commitments due to the USPI joint venture of $40 million of long-term debt, $38 million of capital lease obligations, $133 million of operating lease obligations and $40 million of guarantees, as well as $349 million of capital lease obligations due to the purchase of Aspen.

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

At September 30, 2015, using the last 12 months of Adjusted EBITDA, including USPI and Aspen’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.6x on a consolidated basis. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report and the Risk Factors section in Part II of our June Form 10-Q and of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $566 million and $734 million in the nine months ended September 30, 2015 and 2014, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2015 will total approximately $850 million to $900 million, including $150 million that was accrued as a liability at December 31, 2014. Our budgeted 2015 capital expenditures include approximately $22 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the nine months ended September 30, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgery center assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. In addition, we began operating Hi-Desert Medical Center, which is a 59-bed acute care hospital in Joshua Tree, California, and its related healthcare facilities, including a 120-bed skilled nursing facility, an ambulatory surgery center and an imaging center, under a long-term lease agreement. Furthermore, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network, which is comprised of three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers and other affiliated businesses, in Tucson and Nogales, Arizona. Additionally, we acquired majority interests in nine ambulatory surgery centers (all of which are owned by our USPI joint venture) and various physician practice entities. The fair value of the consideration conveyed in all acquisitions was $720 million.

Interest payments, net of capitalized interest, were $519 million and $487 million in the nine months ended September 30, 2015 and 2014, respectively.

Income tax payments, net of tax refunds, were approximately $6 million and $5 million in the nine months ended September 30, 2015 and 2014, respectively.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2015 was primarily derived from cash on hand and borrowings under our Interim Loan Agreement and our Credit Agreement (defined below). We had approximately $450 million of cash and cash equivalents on hand at September 30, 2015 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $885 million based on our borrowing base calculation at September 30, 2015.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $835 million in the nine months ended September 30, 2015 compared to $468 million in the nine months ended September 30, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $357 million, excluding loss from early extinguishment of debt, interest expense, investment earnings, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•	$322 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2015 period;

•	$2 million more cash used in operating activities from discontinued operations in the 2015 period;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•	An increase of $42 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $32 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash, including by means of the sale of underutilized or inefficient assets.

Capital expenditures were $566 million and $734 million in the nine months ended September 30, 2015 and 2014, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Secured Notes and Unsecured Notes. In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020 (the “Secured Notes”), and assumed $1.9 billion aggregate principal amount of 6 3/4% senior notes, which will mature on June 15, 2023 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued by THC Escrow Corporation II. We will pay interest on the Secured Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, which payments commenced on September 15, 2015. The Secured Notes accrue interest at a rate per annum, reset quarterly, equal to the London Interbank Offered Rate plus 3 1/2%. We will pay interest on the Unsecured Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2015. The proceeds from the sale of the Notes were used to repay borrowings outstanding under our Interim Loan Agreement and Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

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

Credit Agreement. We have a senior secured revolving credit facility (as amended, “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of November 29, 2016. We are in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2015, we had $110 million of cash borrowings outstanding under the Credit Agreement and approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $885 million was available for borrowing under the Credit Agreement at September 30, 2015. Following the end of the quarter, we utilized borrowings under the Credit Agreement to fund our joint venture transaction in Birmingham, Alabama, make interest payments with respect to certain of our senior notes, and for other general corporate purposes.

Letter of Credit Facility. On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017. We are in compliance with all covenants and conditions in our LC Facility. At September 30, 2015,  we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

For information regarding our long-term debt and capital lease obligations, see Note 5 to our Condensed Consolidated Financial Statements.

LIQUIDITY

From time to time, and subject to market conditions, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings to meet currently anticipated capital and liquidity needs.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and in the future could cause, us to use our Credit Agreement as a source of liquidity.  Furthermore, we may experience a short-term adverse impact on our cash flows due to claims processing delays related to ICD-10 implementation by payers and us. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of previously announced asset divestitures, future borrowings or potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we acquire. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, our Annual Report and our June Form 10-Q.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that substantially all of our current long-term indebtedness has fixed rates of interest.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our Conifer services businesses, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and portfolio optimization, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management company peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the nine months ended September 30, 2015  include $64 million of net operating revenues and $6 million of operating income generated from two hospitals operated by us under operating lease arrangements. In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. These operating leases are currently scheduled to expire in 2016 and 2029, respectively. If we are unable to extend the leases or purchase the two hospitals, we would no longer generate revenues or expenses from such hospitals.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $209 million of standby letters of credit outstanding and guarantees at September 30, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at September 30, 2015. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$66	$120	$136	$1,113	$1,662	$10,682	$13,779	$14,162
Average effective interest rates	5.5%	6.0%	7.1%	6.6%	5.5%	7.0%	6.8%

Variable rate long-term debt	$—	$110	$—	$—	$—	$900	$1,010	$1,010
Average effective interest rates	—	2.16%	—	—	—	3.84%	3.69%

At September 30, 2015, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the period ended June 30, 2015, except as set forth below.

The industry trend toward value-based purchasing and alternative payment models may negatively impact our revenues.

Value-based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

The Secretary of the U.S. Department of Health and Human Services also recently announced a goal of tying 30% of traditional Medicare payments to quality or value through alternative payment models or bundled payment arrangements by the end of 2016, and tying 50% of payments to these models by the end of 2018. In furtherance of this goal, in July 2015, the Centers for Medicare and Medicaid Services proposed a new five-year demonstration project, called the Comprehensive Care for Joint Replacement (“CCJR”) model under which the hospital in which a lower extremity joint replacement (“LEJR”) procedure takes place would be held financially accountable for quality and costs for the entire episode of care, from the date of surgery through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. The CCJR model is currently proposed to be implemented effective January 1, 2016 in 75 geographic areas across the country and will be mandatory for most hospitals in those areas, including 21 of our acute care hospitals and three short-stay surgical hospitals operated by our USPI Holding Company, Inc. joint venture.

Although hospitals are not currently expected to have financial risk during the first year of CCJR, after the first year, CMS plans to compare the total episode payments to the hospital’s “target price” (which would generally reflect hospital-specific and regional-blended historical payments for LEJR, minus 2%). If total episode payments are below the target price, Medicare will pay the hospital the difference in the form of a “reconciliation payment.” If spending is in excess of the target price, the hospital will be required to pay Medicare the difference. We anticipate that CMS will develop additional, similar, alternative payment models for other conditions in the future.

There is also a trend among private payers toward value-based purchasing and alternative payment models for healthcare services. Many large commercial payers require hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts.

We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues, particularly if we are unable to meet the quality and cost standards established by both governmental and private payers under new value-based purchasing and alternative payment models.

The failure to comply with consumer financial, debt collection and credit reporting laws and regulations could subject Conifer and its subsidiaries to fines and other liabilities, as well as harm Conifer’s business and reputation.

Conifer and its subsidiaries are subject to numerous federal, state and local consumer financial, debt collection and credit reporting laws, rules and regulations. Regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency, such as the Consumer Financial Protection Bureau, may not be binding upon, or preclude, investigations or regulatory actions by state or local agencies. Conifer’s failure to comply with consumer financial, debt collection and credit reporting requirements could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, or give customers the right to terminate Conifer’s services agreements with them, among other things, any of which could have an adverse effect on Conifer’s business. Furthermore, if Conifer or its subsidiaries become subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing customers or attract new customers.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: November 2, 2015	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)