Form 10-K
period 2015-12-31
TENET HEALTHCARE CORP
filed 2016-02-22
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

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

(469) 893-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.05 par value	New York Stock Exchange
6⅞% Senior Notes due 2031	New York Stock Exchange

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $4.8 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 29, 2016, there were 98,529,352 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks, primarily in large urban and suburban markets in the United States. At the core of our networks are acute care and specialty hospitals that, together with our strategically aligned outpatient facilities and related businesses, allow us to provide a comprehensive range of healthcare services in the communities we serve. At December 31, 2015, we operated 86 hospitals,  20 short-stay surgical hospitals, over 475 outpatient centers, nine facilities in the United Kingdom and six health plans through our subsidiaries, partnerships and joint ventures. In addition, our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans.

With respect to our hospitals and outpatient businesses, we seek to offer superior quality and patient services to meet community needs, to make capital and other investments in our facilities and technology, to recruit and retain physicians, and to negotiate competitive contracts with managed care and other private payers. With respect to business process services, we provide comprehensive operational management for revenue cycle functions, including patient access, health information management, revenue integrity and patient financial services. We also offer communication and engagement solutions to optimize the relationship between providers and patients. In addition, Conifer operates a management services business that supports value-based performance through clinical integration, financial risk management and population health management. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other, Ambulatory Care and Conifer. Additional information about our business segments is provided below, and financial and statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

In general, we seek to operate our hospitals, ambulatory care and other outpatient centers, and Conifer in a manner that positions them to compete effectively in an evolving healthcare environment. From time to time, we build new hospitals and outpatient centers, and make strategic acquisitions of hospitals, outpatient businesses, physician practices, and other healthcare assets and companies – in each case in markets where we believe our operating strategies can improve performance and create shareholder value. Moreover, we continually evaluate joint venture opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum. In furtherance of the foregoing, during the year ended December 31, 2015:

•

We combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into a new joint venture (“USPI joint venture”). We have a 50.1% ownership interest in the USPI joint venture, while Welsh, Carson, Anderson & Stowe, a private equity firm that specializes in healthcare investments, owns approximately 47% and Baylor University Medical Center (“Baylor”) owns approximately 3% of the joint venture. We significantly increased the number of our not-for-profit partners through USPI and now have relationships with more than 50 leading healthcare systems across the country. Moreover, on December 31, 2015, USPI acquired CareSpot Express Healthcare, which added 35 urgent care centers in Florida and Tennessee to its portfolio of outpatient centers.

•

We formed a new joint venture with Baptist Health System, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership interest in the joint venture, and we manage the network’s operations. Baptist Health System contributed four hospitals to the joint venture, and we contributed one hospital. The new network, which also includes each contributed hospital’s related businesses, has more than 1,700 licensed beds, nine outpatient centers, 68 physician clinics delivering primary and specialty care, more than 7,000 employees, and approximately 1,500 affiliated physicians.

•

We entered into definitive agreements to form two joint ventures with Baylor Scott & White Health (“BSW”) involving five North Texas hospitals. Effective January 1, 2016, one of the joint ventures owns or leases and operates Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale, all of which were previously owned or leased and operated by certain of our subsidiaries, and the other joint venture owns and operates Baylor Medical Center at Garland, which previously belonged to BSW. The two joint ventures will focus on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. BSW holds a 75% majority ownership interest in the joint venture that involves our legacy facilities and a 50.1% majority ownership interest in the joint venture that relates to the legacy BSW facility. We own the remaining minority interest in each joint venture and will continue to manage the operations of our legacy facilities. All five hospitals will operate under the BSW brand.

•

We formed a new joint venture with Dignity Health and Ascension Arizona to own and operate Carondelet Health Network. We have a 60% ownership interest in the joint venture, and we manage the operations of the network’s three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers, and other affiliated businesses in Tucson and Nogales, Arizona.

•

We acquired European Surgical Partners Ltd. (“Aspen Healthcare” or “Aspen”) in the United Kingdom. Although the U.K. provides government-funded healthcare to all of its residents through the National Health Service, the demand for healthcare services exceeds the public system’s capacity. Aspen’s four acute care hospitals, one cancer center and four outpatient facilities offer patients a complete range of private healthcare and clinical services in a growing market.

•

We began operating Hi-Desert Medical Center and its related healthcare facilities under an arrangement structured as a long-term lease agreement with Hi-Desert Memorial Health Care District. We now manage the operations of the 59-bed acute care hospital, as well as a 120-bed skilled nursing facility, an ambulatory surgery center and an imaging center on the hospital’s campus in Joshua Tree, California.

•	We opened 16 new outpatient facilities, and we acquired 12 other outpatient businesses outside of the corporate development activities described above, as well as various physician practice entities.

•

Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. At that time, CHI increased its minority ownership position in Conifer’s revenue cycle solutions subsidiary, Conifer Health Solutions, LLC, to approximately 23.8%.

From time to time, we decide to sell, consolidate or close certain facilities to eliminate duplicate services or excess capacity or because of changing market conditions or other factors. During the year ended December 31, 2015, we completed the sale of Saint Louis University Hospital (“SLUH”) to Saint Louis University, and we agreed to sell our two North Carolina hospitals – Central Carolina Hospital and Frye Regional Medical Center – and related operations to Duke LifePoint Healthcare (which sale was effective January 1, 2016). In addition, in December 2015, we entered into a definitive agreement for the sale and management of our Atlanta-area hospitals, as well as 26 physician clinics, to WellStar Health System. The transaction is subject to customary regulatory approvals and other closing conditions and is expected to be completed as early as the end of the first quarter of 2016. We also sold or closed nine outpatient centers in the year ended December 31, 2015.

We are committed to providing the communities we serve with high quality, cost-effective healthcare while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report. In general, we anticipate the continued influence of major industry trends we have seen emerge over the last several years, and our strategies reflect the belief that: (1) consumers will increasingly select services and providers based on quality and cost; (2) physicians will seek strategic partners with whom they can align clinically; (3) more procedures will shift from the inpatient to the outpatient setting; (4) demand will grow as a result of a strengthening economy, shifting demographics and the expansion of coverage under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act” or “ACA”); and (5) payer reimbursements will be constrained and further shift to being more closely tied to performance on quality and service metrics. We believe that our strategies will allow us to achieve our operational and financial targets; however, our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. Information about risks and uncertainties that could affect our results of operations can be found in “Forward-Looking Statements” below and in Item 1A, Risk Factors, of Part I of this report.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER SEGMENT

Hospitals, Ancillary Outpatient Facilities and Related Businesses—At December 31, 2015, our subsidiaries operated 86 hospitals, including three academic medical centers, two children’s hospitals, two specialty hospitals and two critical access hospitals, with a total of 22,525 licensed beds, serving primarily urban and suburban communities in 14 states. Our subsidiaries owned 67 of those hospitals, 12 were owned by entities that are, in turn, jointly owned by a Tenet subsidiary and a strategic partner or group of physicians, and seven were owned by third parties and leased by our subsidiaries. In addition, at December 31, 2015, our subsidiaries operated a long-term acute care hospital and a skilled nursing facility and owned or leased and operated a number of medical office buildings, all of which were located on, or nearby, our hospital campuses. At December 31, 2015, our Hospital Operations and other segment also included: 174 outpatient centers, the majority of which are provider-based diagnostic imaging centers, freestanding urgent care centers, satellite emergency departments and provider-based ambulatory surgery centers; approximately 700 physician practices; and six health plans.

Our hospitals classified in continuing operations for financial reporting purposes generated in excess of 83% of our net operating revenues before provision for doubtful accounts for all periods presented in our Consolidated Financial Statements. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: (1) the business environment, economic conditions and demographics of local communities in which we operate; (2) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (3) seasonal cycles of illness; (4) climate and weather conditions; (5) physician recruitment, retention and attrition; (6) advances in technology and treatments that reduce length of stay; (7) local healthcare competitors; (8) managed care contract negotiations or terminations; (9) the number of patients with high-deductible health insurance plans; (10) any unfavorable publicity about us, which impacts our relationships with physicians and patients; (11) changes in healthcare regulations and the participation of individual states in federal programs; and (12) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. Many of our hospitals provide tertiary care services, such as open-heart surgery, neonatal intensive care and neurosciences, and some also offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. Our children’s hospitals provide tertiary and quaternary pediatric services, including bone marrow and kidney transplants, as well as burn services. Moreover, a number of our hospitals offer advanced treatment options for patients, including gamma-knife brain surgery and cyberknife radiation therapy for tumors and lesions in the brain, lung, neck, spine and elsewhere that may previously have been considered inoperable or inaccessible by traditional radiation therapy. Many of our hospitals and physician practices also offer a wide range of clinical research studies, giving patients access to innovative care. We are dedicated to helping our hospitals and physicians participate in medical research that is consistent with state and federal regulations and complies with clinical practice guidelines. Clinical research programs relate to a wide array of ailments, including cardiovascular disease, pulmonary disease, musculoskeletal disorders, neurological disorders, genitourinary disease and various cancers, as well as experimental drug and medical device studies. By supporting clinical research, our hospitals are actively involved in medical advancements that can lead to improvements in patient safety and clinical care.

Except as set forth in the table below, each of our acute care hospitals is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals wholly owned, owned as part of a joint venture or leased and operated by our subsidiaries at December 31, 2015:

		Licensed
Hospital	Location	Beds	Status

Alabama
Baptist Medical Center – Princeton(1)	Birmingham	505	JV
Brookwood Medical Center(1)	Birmingham	607	JV
Citizens Baptist Medical Center(1)	Talladega	122	JV
Shelby Baptist Medical Center(1)	Alabaster	252	JV
Walker Baptist Medical Center(1)	Jasper	267	JV

Arizona
Abrazo Arizona Heart Hospital(2)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	221	Owned
Abrazo Maryvale Campus	Phoenix	232	Owned
Abrazo Scottsdale Campus	Phoenix	136	Owned
Abrazo West Campus	Goodyear	188	Owned
Holy Cross Hospital(3), (4)	Nogales	25	JV
St. Joseph's Hospital(3)	Tucson	486	JV
St. Mary's Hospital(3)	Tucson	400	JV

California
Desert Regional Medical Center(5)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center of Modesto	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital & Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(6)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(7)	San Ramon	123	JV
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Florida Medical Center - a campus of North Shore	Lauderdale Lakes	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center(8)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	360	Owned
St. Mary’s Medical Center	West Palm Beach	464	Owned
West Boca Medical Center	Boca Raton	195	Owned

		Licensed
Hospital	Location	Beds	Status

Georgia
Atlanta Medical Center(9)	Atlanta	762	Owned
Atlanta Medical Center – South Campus(9), (10)	East Point	—	Owned
North Fulton Hospital(9), (11)	Roswell	202	Leased
Spalding Regional Hospital(9)	Griffin	160	Owned
Sylvan Grove Hospital(9), (12)	Jackson	25	Leased

Illinois
Louis A. Weiss Memorial Hospital	Chicago	236	Owned
MacNeal Hospital	Berwyn	368	Owned
West Suburban Medical Center	Oak Park	234	Owned
Westlake Hospital	Melrose Park	230	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	147	Owned
MetroWest Medical Center – Leonard Morse Campus	Natick	152	Owned
Saint Vincent Hospital	Worcester	283	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	584	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital(13)	Detroit	—	Owned
Rehabilitation Institute of Michigan(2)	Detroit	97	Owned
Sinai-Grace Hospital	Detroit	404	Owned

Missouri
Des Peres Hospital	St. Louis	143	Owned

North Carolina
Central Carolina Hospital(14)	Sanford	137	Owned
Frye Regional Medical Center(14), (15)	Hickory	355	Leased

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	519	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

		Licensed
Hospital	Location	Beds	Status

Texas
Baptist Medical Center	San Antonio	623	Owned
Centennial Medical Center(16)	Frisco	118	Owned
Cypress Fairbanks Medical Center	Houston	181	Owned
Doctors Hospital at White Rock Lake(17)	Dallas	218	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	323	Owned
Houston Northwest Medical Center(18)	Houston	423	JV
Lake Pointe Medical Center(19)	Rowlett	112	JV
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
North Central Baptist Hospital	San Antonio	387	Owned
Northeast Baptist Hospital	San Antonio	371	Owned
Park Plaza Hospital	Houston	444	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	282	Owned
Texas Regional Medical Center at Sunnyvale(20)	Sunnyvale	70	JV/Leased
Valley Baptist Medical Center(21)	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville(21)	Brownsville	280	Owned

Total Licensed Beds		22,525

(1)

Owned by a limited liability company formed as part of a joint venture with Baptist Health System, Inc., a not-for-profit, faith-based integrated system of doctors, hospitals and other healthcare services in Alabama; a Tenet subsidiary owned a 60% interest in the limited liability company at December 31, 2015, and Baptist Health System, Inc. owned a 40% interest.

(2)	Specialty hospital.
(3)

Owned by a limited liability company formed as part of a joint venture with Dignity Health and Ascension Arizona, each of which is a not-for-profit, faith-based health system; a Tenet subsidiary owned a 60% interest in the limited liability company at December 31, 2015, Dignity Health owned a 22.5% interest and Ascension Arizona owned a 17.5% interest.

(4)	Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital.
(5)	Lease expires in May 2027.
(6)	Lease expires in July 2045.
(7)

Owned by a limited liability company formed as part of a joint venture with John Muir Health, a not-for-profit integrated system of doctors, hospitals and other healthcare services in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the limited liability company at December 31, 2015, and John Muir Health owned a 49% interest.

(8)	Lease expires in February 2017, but may be renewed through at least February 2037, subject to certain conditions contained in the lease.
(9)	Subject of a definitive sales agreement with WellStar Health System.
(10)	Licensed beds for Atlanta Medical Center – South Campus are presented on a combined basis with Atlanta Medical Center.
(11)	Lease expires in February 2020, but may be renewed through at least February 2040, subject to certain conditions contained in the lease.
(12)

Designated by CMS as a critical access hospital. Although it has not sought to be accredited, the hospital participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation. The current lease term for this facility expires in December 2016, but may be renewed through December 2046, subject to certain conditions contained in the lease.

(13)	Licensed beds for Hutzel Women’s Hospital are presented on a combined basis with Harper University Hospital.
(14)	Sold effective January 1, 2016 to Duke LifePoint Healthcare.
(15)	Lease expires in February 2022, but may be renewed through at least February 2042, subject to certain conditions contained in the lease.
(16)

As of January 1, 2016, managed by a Tenet subsidiary and owned by a limited partnership that is owned by a limited liability partnership (the “JV LLP”) formed as part of a joint venture with Baylor Scott & White Health, a not-for-profit healthcare system; a Tenet subsidiary owns a 25% interest in the JV LLP, and BSW owns a 75% interest.

(17)	As of January 1, 2016, managed by a Tenet subsidiary and owned by the JV LLP.
(18)	Owned by a limited liability company in which a Tenet subsidiary owned an 87.48% interest at December 31, 2015 and is the managing member.
(19)

At December 31, 2015, owned by a limited liability company in which a Tenet subsidiary owned a 94.67% interest and was the managing member. As of January 1, 2016, managed by a Tenet subsidiary and owned by a limited liability company in which the JV LLP indirectly owns the 94.67% interest.

(20)

At December 31, 2015, leased by a limited liability company in which a Tenet subsidiary owned a 55% interest and was the managing member. As of January 1, 2016, managed by a Tenet subsidiary and leased by a limited liability company in which the JV LLP indirectly owns the 55% interest. The current lease term for this hospital expires in November 2029, but may be renewed through at least November 2049, subject to certain conditions contained in the lease.

(21)

At December 31, 2014, Valley Baptist Medical Center and Valley Baptist Medical Center –  Brownsville were indirectly owned by a limited liability company formed as part of a joint venture with VB Medical Holdings, a Texas non-profit corporation (“VBMH”); a Tenet subsidiary owned a 51% interest in the limited liability company and was the managing member, and VBMH owned a 49% interest. We subsequently acquired VBMH’s 49% interest in the limited liability company pursuant to the terms of the operating agreement governing the joint venture. As a result, we own 100% of both hospitals as of February 11, 2015.

Information regarding the total number of hospitals operated by our subsidiaries, the collective number of licensed beds at those facilities, the utilization of licensed beds and other operating statistics at December 31, 2015, 2014 and 2013 can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

At December 31, 2015, our Hospital Operations and other segment also included 69 diagnostic imaging centers, 14 satellite emergency departments, 13 ambulatory surgery centers and seven urgent care centers operated as departments of our hospitals and under the same license, as well as 71 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of eight diagnostic imaging centers, five emergency departments, three ambulatory surgery centers and 55 urgent care centers, the majority of which are operated under our national MedPost brand. Our subsidiaries wholly own and operate most of the freestanding outpatient centers in our Hospital Operations and other segment. Over 50% of the outpatient centers in our Hospital Operations and other segment at December 31, 2015 were in California, Florida and Texas, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Health Plans and Accountable Care Networks—During the year ended December 31, 2015, we operated six health plans with approximately 139,000 members:

•	VHS Phoenix Health Plan, Inc. (formerly known as VHS Phoenix Health Plan, LLC), a Medicaid-managed health plan operating as Phoenix Health Plan (“PHP”) in Arizona;

•	Phoenix Health Plans, Inc. (formerly known as Abrazo Advantage Health Plan, Inc.), a Medicare, Medicaid dual-eligible and public health insurance exchange managed health plan operating in Arizona;

•

Golden State Medicare Health Plan, a health maintenance organization (“HMO”) that specializes in the care of seniors in Southern California who are eligible for benefits under the Medicare Advantage program;

•

Chicago Health System, Inc. (“CHS”), a contracting entity formed to establish a preferred provider network for inpatient and outpatient services provided by MacNeal Hospital, Louis A. Weiss Memorial Hospital and participating physicians in the Chicago area;

•	Harbor Health Plan, Inc. (formerly known as ProCare Health Plan, Inc.), a Medicaid-managed, Medicare Advantage and public health insurance exchange health plan operating in Michigan; and

•

Allegian Insurance Company (formerly known as Valley Baptist Insurance Company), doing business as Allegian Health Plan, which offers HMO, preferred provider organization (“PPO”), and self-funded products to its members in the form of large group, small group and individual product offerings in south Texas, as well as a Medicare Advantage and public health insurance exchange health plan.

We believe these health plans complement and enhance our market position. Specifically, PHP provides us with insights into state initiatives to manage the Arizona Medicaid population, which is valuable in light of the expansion of health coverage to previously uninsured individuals in the state pursuant to the Affordable Care Act and various other healthcare reform laws. In addition, through CHS, our Chicago-based preferred provider network, we manage capitated contracts covering inpatient, outpatient and physician services. We believe our ownership of CHS allows us to gain additional experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers.

We also own, control or operate 14 accountable care networks – in Alabama, California, Florida, Georgia, Illinois, Michigan, Missouri, Pennsylvania and Texas – and participate in three additional accountable care networks with other healthcare providers in our markets in Arizona, California and Massachusetts. These networks operate using a range of payment and delivery models that seek to align provider reimbursement in a way that encourages improved quality metrics and efficiencies in the total cost of care for an assigned population of patients through cooperation of the providers. We believe that our experience operating health plans and accountable care networks gives us a solid framework upon which to build and expand our population health strategies.

AMBULATORY CARE SEGMENT

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. into our new USPI joint venture. We have a 50.1% ownership interest in the USPI joint venture, while Welsh, Carson, Anderson & Stowe, a private equity firm that specializes in healthcare investments, owns approximately 47% and Baylor University Medical Center owns approximately 3% of the joint venture. In addition, we completed the acquisition of Aspen Healthcare in the United Kingdom on June 16, 2015. In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our Aspen facilities. Our interests in the 49 ambulatory surgery centers and 20 imaging centers we contributed to the USPI joint venture had previously been included in our Hospital Operations and other segment.

USPI’s Business—Our USPI joint venture acquires and develops its facilities primarily through the formation of strategic relationships with physicians and health system partners. Subsidiaries of the USPI joint venture hold ownership interests in the facilities directly or indirectly and operate the facilities on a day-to-day basis through management services contracts. We believe that this acquisition and development strategy and operating model will enable our USPI joint venture to continue to grow because of several previously noted industry trends we have seen emerge over the last several years, namely that: (1) consumers will increasingly select services and providers based on quality and cost; (2) physicians will seek strategic partners with whom they can align clinically; (3) more procedures will shift from the inpatient to the outpatient setting; (4) demand will grow as a result of a strengthening economy, shifting demographics and the expansion of coverage under the Affordable Care Act; and (5) payer reimbursements will be constrained and further shift to being more closely tied to performance on quality and service metrics.

The facilities in our USPI joint venture primarily specialize in non-emergency surgical cases and are licensed as ambulatory surgery centers, specialty hospitals or hospitals. We believe surgery centers and surgical hospitals offer many advantages to patients and physicians, including predictability and convenience. Medical emergencies at acute care hospitals often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Outpatient facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. In addition, many physicians choose to perform surgery in outpatient facilities because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Improved anesthesia has shortened recovery time by minimizing post-operative side effects, such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. Furthermore, some states permit surgery centers to keep a patient for up to 23 hours, which allows for more complex surgeries, previously performed only in an inpatient setting, to be performed in a surgery center.

In addition to these technological and other clinical advancements, a changing payer environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost-containment measures to limit increases in healthcare expenditures, including procedure reimbursement. Furthermore, as self-funded employers are looking to curb annual increases in premiums, they continue to shift additional financial responsibility to patients through higher co-pays, deductibles and premium contributions. These cost-containment measures have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including short-stay surgical facilities. We believe that surgeries performed at short-stay surgical facilities are generally less expensive than hospital-based outpatient surgeries because of lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on quality of care and cost containment.

We believe that our USPI joint venture’s facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer a strategic approach for physicians that provides them with significant administrative, clinical and economic benefits, (3) offer a strategic approach for our health system partners to diversify and expand capacity and access within the markets they serve, and (4) offer an efficient and low-cost alternative for payers and employers. We operate our facilities, structure our strategic relationships, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high-quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year. Our strategic relationships enable healthcare systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

At December 31, 2015, our USPI joint venture operated 249 ambulatory surgery centers, 20 short-stay surgical hospitals, 20 imaging centers and 35 urgent care centers (acquired from CareSpot Express Healthcare on that date) in 28 states. Of these 324 facilities, 181 are jointly owned with health system partners. Due in large part to these relationships, we do not consolidate the financial results of 139 of the facilities in which our USPI joint venture has an ownership interest, meaning that while we record a share of their net profit within our operating income as equity earnings of unconsolidated affiliates, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements. For additional information, see Note 1 to our Consolidated Financial Statements.

Aspen’s Business—The United Kingdom provides government-funded healthcare to all of its residents through the National Health Service; however, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the U.K. Aspen Healthcare’s nine facilities offer patients a complete range of private healthcare and clinical services as described below:

•

Cancer Centre London in South West London provides advanced outpatient cancer treatment, including radiotherapy and chemotherapy, as well as a number of related support services; inpatient cancer treatment is provided at our nearby Parkside Hospital.

•	The Chelmsford, a private day surgery hospital located northeast of London in Essex, specializes in outpatient and minimally invasive treatment and surgery.

•	Claremont Private Hospital, a 41-bed acute care facility in Sheffield, offers an extensive range of inpatient and outpatient services.

•	The Edinburgh Clinic, a private surgical hospital in Scotland, offers outpatient procedures and on-site diagnostic imaging.

•	Highgate Private Hospital, located in North London, is a 43-bed facility providing a wide range of inpatient and outpatient services.

•	The Holly Private Hospital, a 55-bed facility located in Essex, is an acute care inpatient hospital that also offers numerous outpatient services.

•	Midland Eye, a private ambulatory surgery center located in West Midlands, provides specialist eye care and surgery in a dedicated facility.

•	Nova Healthcare, a private clinic housed within Leeds Cancer Centre, offers treatment to private patients diagnosed with cancer, blood disorders and a range of neurological diseases.

•	Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 69 registered acute care beds and an outpatient surgery unit.

As with our USPI joint venture, a number of Aspen’s facilities are owned jointly with physicians and health system partners.

CONIFER SEGMENT

Our Conifer subsidiary provides a number of services primarily to healthcare providers to assist them in generating sustainable improvements in their operating margins, while also enhancing patient, physician and employee satisfaction. At December 31, 2015, Conifer provided one or more of the business process services described below from 20 service centers to more than 800 Tenet and non-Tenet hospital and other clients in over 40 states.

Revenue Cycle Management—Conifer provides comprehensive operational management for patient access, accounts receivable management, health information management, revenue integrity and patient financial services, including:

•	centralized insurance and benefit verification, financial clearance, pre-certification, registration and check‑in services;

•	financial counseling services, including reviews of eligibility for government healthcare programs, for both insured and uninsured patients;

•	productivity and quality improvement programs, revenue cycle assessments and optimization recommendations, and The Joint Commission and other preparedness services;

•	coding and compliance support, billing assistance, auditing, training, and data management services at every step in the revenue cycle process;

•	accounts receivable management, third-party billing and collections; and

•	ongoing measurement and monitoring of key revenue cycle metrics.

These revenue cycle management solutions assist hospitals, physician practices and other healthcare organizations in improving cash flow, increasing revenue, and advancing physician and patient satisfaction.

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

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting as new clients hospitals and other healthcare providers who currently handle their revenue cycle management processes internally; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital corporate development activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; (4) leveraging data from tens of millions of patient interactions to capture new opportunities and service the value-based care environment to drive competitive differentiation; and (5) developing services for our Ambulatory Care segment, leveraging USPI’s capabilities.

In May 2012, Conifer entered into a 10-year agreement with Catholic Health Initiatives to provide revenue cycle services for 56 of CHI’s hospitals. As part of this initial relationship, CHI received a minority ownership interest in Conifer’s revenue cycle solutions subsidiary, Conifer Health Solutions, LLC. In January 2015, Conifer announced a 10‑year extension and expansion of its agreement with CHI to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. As further described in Note 16 to our Consolidated Financial Statements, at that time, CHI increased its minority ownership position in Conifer Health Solutions, LLC to approximately 23.8%.

The loss of Conifer’s key customers, primarily Tenet and CHI, in the future could have a material adverse impact on the segment; however, CHI is not a key customer to Tenet on a consolidated basis. Financial and other information about our Conifer operating segment is provided in the Consolidated Financial Statements included in this report.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2015 are set forth in the table beginning on page 4. We lease the majority of our outpatient facilities in both our Hospital Operations and other segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease period, in some cases for up to 10 additional years. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own nearly all of our medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative and regional offices in markets where we operate hospitals and other businesses, including our USPI joint venture and Conifer. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

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

PHYSICIANS AND EMPLOYEES

Physicians—Our operations depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self-governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our hospitals or admit their patients to competing facilities at any time. At December 31, 2015, we owned approximately 700 physician practices, and we employed (where permitted by state law) or otherwise affiliated with over 2,000 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers. It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance.

Employees—At December 31, 2015, we employed over 130,000 people (of which 23% were part-time employees) in the following categories:

Hospital Operations and other(1)	102,850
Administrative offices	2,100
Ambulatory Care(2)	14,820
Conifer	14,860
Total	134,630

(1)

Includes employees at (a) our general hospitals, specialty hospitals, critical access hospitals, long-term acute care hospital and skilled nursing facility, (b) the ambulatory surgery centers, imaging centers, urgent care centers and satellite emergency departments in our Hospital Operations and other segment, (c) our physician practices, (d) our health plans and accountable care networks, and (e) and other related healthcare operations.

(2)

Includes employees at (a) the short-stay surgical facilities, imaging centers and urgent care centers in our Ambulatory Care segment, and (b) Aspen’s four acute care hospitals, one cancer center and four outpatient facilities, as well as corporate and administrative employees supporting those facilities.

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

Union Activity and Labor Relations—At December 31, 2015, approximately 20% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 37 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation.

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

COMPETITION

HEALTHCARE SERVICES

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, primarily at the local level. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, (4) may be more centrally located with better parking or closer proximity to public transportation or (5) may be able to negotiate more favorable reimbursement rates that they may use to strengthen their competitive position. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies in specific geographic markets.

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

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. HMOs, PPOs, third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures.

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

Our strategies are designed to help our hospitals and outpatient facilities remain competitive. We believe targeted capital spending on critical growth opportunities, emphasis on higher-demand clinical service lines (including outpatient lines), implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. Furthermore, we have significantly expanded our outpatient business, and we have increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and lower costs for payers. We have also sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks.

We are continuing to make significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes.

In addition, in several markets, we have formed clinically integrated organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Further, each hospital has a local governing board, consisting primarily of community members and physicians, that develops short-term and long-term plans for the hospital to foster a desirable medical environment. Each local governing board also reviews and approves, as appropriate, actions of the medical staff, including staff appointments, credentialing, peer review and quality assurance. While physicians may terminate their association with our facilities at any time, we believe that by striving to maintain and improve quality of care and by maintaining ethical and professional standards, we will attract and retain qualified physicians with a variety of specialties.

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

HEALTHCARE REGULATION AND LICENSING

AFFORDABLE CARE ACT

The Affordable Care Act has changed how healthcare services in the United States are covered, delivered and financed. The primary goal of this comprehensive legislation is to extend health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the legislation contains measures designed to promote quality and cost efficiency in healthcare delivery and to generate budgetary savings in the Medicare and Medicaid programs. In addition, the ACA contains provisions intended to strengthen fraud and abuse enforcement.

Health Insurance Market Reforms—One key provision of the ACA is the “individual mandate,” which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016 and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Health insurance exchanges are government-regulated organizations that provide competitive markets for buying health insurance by offering individuals and small employers a choice of different health plans, certifying plans that participate, and providing information to help consumers better understand their options. Some states have elected to operate their own exchanges; in most states, however, individuals must utilize the federal government’s health insurance exchange found online at HealthCare.gov. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Following legal challenges seeking to limit the availability of premium credits and subsidies only to individuals enrolled in coverage through a state-based exchange, the U.S. Supreme Court in June 2015 upheld U.S. Internal Revenue Service (“IRS”) regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In February 2014, the requirements of the employer mandate were partially delayed. Employers with 100 or more full time equivalent employees were required to insure at least 70% of their employees beginning in 2015 and 95% of their employees by 2016; employers with 50-99 full time equivalent employees are required to start insuring their employees in 2016. We cannot predict what action the federal government might take to lift or extend the delay or the impact of any such action on insurance coverage.

The Affordable Care Act also established a number of health insurance market reforms, including bans on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. Specifically, group health plans and health insurance issuers offering group or individual coverage:

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

Public Program Reforms—Another key provision of the Affordable Care Act is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state is not mandatory — it requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. There is no deadline for a state to undertake expansion and qualify for the enhanced federal funding available under the Affordable Care Act. At December 31, 2015, 31 states and the District of Columbia had taken action to expand Medicaid, and one other was considering action to expand in the near future. We currently operate hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs or whether those states that do expand their Medicaid programs will continue to offer expanded eligibility in the future.

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

Furthermore, the Affordable Care Act contains provisions relating to recovery audit contractors (“RACs”), which are third-party organizations under contract with CMS that identify underpayments and overpayments under the Medicare program and recoup any overpayments on behalf of the government. The ACA expanded the RAC program’s scope to include Medicaid claims and required all states to enter into contracts with RACs.

Program Integrity and Fraud and Abuse—The Affordable Care Act also contains a number of provisions relating to the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments, Section 1877 of the Social Security Act (commonly referred to as the “Stark” law), and qui tam or “whistleblower” actions, some of which are described in detail below. The ACA provides additional enforcement tools to the government, facilitates cooperation between agencies by establishing mechanisms for the sharing of information, and enhances criminal and administrative penalties for non-compliance. For example, the ACA: (1) provides $350 million in increased federal funding over 10 years to fight healthcare fraud, waste and abuse; (2) authorizes the U.S. Department of Health and Human Services (“HHS”), in consultation with the Office of Inspector General (“OIG”), to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (3) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (4) strengthens the rules for returning overpayments made by governmental health programs and expands liability under the federal False Claims Act (“FCA”) to include failure to timely repay identified overpayments.

The Impact of Health Reform on Us—As further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report, the expansion of health insurance coverage under the ACA has resulted in a material increase in the number of patients using our facilities who have either private or public program coverage and a material decrease in uninsured and charity care admissions. Further, the ACA provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which created possible additional sources of revenue for our company. However, it remains difficult to predict the full impact of the Affordable Care Act on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•

how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•	how many currently uninsured individuals will ultimately obtain and retain insurance coverage (either private health insurance or Medicaid) as a result of the ACA;

•	what percentage of our newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

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

•	the extent to which the enhanced program integrity and fraud and abuse provisions lead to a greater number of civil or criminal actions or impact Medicare and Medicaid payments to us; and

•

the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

We also cannot predict the outcome of continuing legal challenges to certain provisions of the ACA or what action, if any, Congress might take with respect to the ACA. Any action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and clinical integration. Any reductions to our reimbursement under the Medicare and Medicaid programs could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the future effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are fully implemented;

•	whether future reductions required by the ACA will be changed by statute prior to becoming effective;

•	the size of the annual productivity adjustment to the market basket;

•	the reductions to Medicaid DSH payments commencing in FFY 2018;

•	what the losses in revenues, if any, will be from the ACA’s quality initiatives;

•	how successful accountable care networks and other pilot programs in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement; and

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs.

In addition, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for undocumented immigrants who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Anti-Kickback Statute—Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act amended the Anti-kickback Statute to provide that intent to violate the Anti-kickback Statute is not required; rather, intent to violate the law generally is all that is required.

Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and mandatory exclusion from government programs, such as Medicare and Medicaid. In addition, under the Affordable Care Act, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act. Furthermore, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

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

Stark Law—The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. The referral prohibition applies to a number of statutorily defined “designated health services,” such as clinical laboratory, physical therapy, radiology, and inpatient and outpatient hospital services; the prohibition does not apply to health services provided by an ambulatory surgery center if those services are included in the surgery center’s composite Medicare payment rate. However, if the ambulatory surgery center is separately billing Medicare for designated health services that are not covered under the ambulatory surgery center’s composite Medicare payment rate, or if either the ambulatory surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark law’s self-referral prohibition would apply and such services could implicate the Stark Law. Exceptions to the Stark law’s referral prohibition cover a broad range of common financial relationships. These statutory and the subsequent regulatory exceptions are available to protect certain permitted employment relationships, relocation arrangements, leases, group practice arrangements, medical directorships, and other common relationships between physicians and providers of designated health services, such as hospitals. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil monetary penalties of up to $15,000 for each violation, civil monetary penalties of up to $100,000 for “sham” arrangements, civil monetary penalties of up to $10,000 for each day that an entity fails to report required information, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. In addition, the submission of a claim for services or items generated in violation of the Stark law may constitute a false or fraudulent claim, and thus be subject to additional penalties under the FCA. Many states have adopted self-referral statutes similar to the Stark Law, some of which extend beyond the related state Medicaid program to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals regardless of the source of the payment for the care. Our participation in and development of joint ventures and other financial relationships with physicians could be adversely affected by the Stark law and similar state enactments.

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

Implications of Fraud and Abuse Laws—At December 31, 2015, three of our hospitals in our Hospital Operations and other segment, and the majority of the facilities that operate as hospitals in our Ambulatory Care segment, are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals. Furthermore, the majority of ambulatory surgery centers in our Ambulatory Care segment, which are owned by joint ventures that include some physician and health system partners, are subject to the Anti-kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non-physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions.

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti‑Kickback Statute, the Stark Law, billing laws and regulations, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. For example, we cannot predict whether physicians may ultimately be restricted from holding ownership interests in hospitals or whether the exception relating to services provided by ambulatory surgery centers could be eliminated. We are continuing to enter into new financial arrangements with physicians and other providers in a manner we believe complies in all material respects with applicable anti-kickback and anti-fraud and abuse laws. However, governmental officials responsible for enforcing these laws may nevertheless assert that we are in violation of these provisions. In addition, these statutes or regulations may be interpreted and enforced by the courts in a manner that is not consistent with our interpretation.

In accordance with our ethics and compliance program, which is described in detail under “Compliance and Ethics” below, we have policies and procedures in place concerning compliance with the Anti-kickback Statute and the Stark law, among others. In addition, our ethics and compliance, law and audit services departments systematically review a substantial number of our arrangements with referral sources to determine the extent to which they comply with our policies and procedures and with the Anti-kickback Statute, the Stark law and similar state statutes. On the one hand, we may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors and exceptions to the fraud and abuse laws described above; as a result, this unwillingness may put us at a competitive disadvantage. On the other hand, we cannot assure you that the regulatory authorities that enforce these laws will not determine that some of our arrangements violate the Anti-Kickback Statute, the Stark law or other applicable regulations. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that our USPI joint venture or its subsidiaries has violated any of these laws could give certain of our health system partners a right to terminate their relationships with us; and any similar determination with respect to Conifer or any of its subsidiaries could give Conifer’s customers the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s health system partners or Conifer’s customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

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

To receive reimbursement from CMS for electronic claims, healthcare providers and health plans must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain healthcare information electronically. Effective October 1, 2015, CMS changed the formats used for certain electronic transactions and began requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets required significant modifications to our payment systems and processes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. Furthermore, the Affordable Care Act required HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction. Our electronic data transmissions are compliant with current standards.

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

In May 2011, the Office for Civil Rights of HHS proposed new regulations to implement changes to the HIPAA requirements set forth in the HITECH Act that state that covered entities and business associates must account for disclosures of PHI to carry out treatment, payment and healthcare operations if such disclosures are through an electronic health record. The proposed regulations seek to expand the scope of the requirements under the HITECH Act and create a new patient right to an “access report,” which would be required to list every person who has accessed, for any reason, PHI about the individual contained in any electronic designated record set. Because our facilities currently utilize multiple, independent modules that may meet the definition of “electronic designated record set,” our ability to produce an access report that satisfies the proposed regulatory requirements would likely require new technology solutions to map across those multiple record sets. It is our understanding that many providers have expressed significant concerns to CMS regarding the access report requirement created by the proposed rule. In January 2013, HHS issued final regulations modifying the requirements set forth in the HITECH Act. While we were in material compliance with the new regulations as of the compliance date of September 23, 2013, the new regulations did not address the proposed “access report” requirement. Because we cannot predict the requirements of any future final rule regarding access reports, we are unable to estimate the costs of compliance, if any, at this time.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA, and similar state privacy laws, under the guidance of our ethics and compliance department. Our compliance officers and information security officers are responsible for implementing and monitoring compliance with our HIPAA privacy and security policies and procedures throughout our company. We have also created an internal web-based HIPAA training program, which is mandatory for all U.S.-based employees. Based on existing regulations and our experience with HIPAA to this point, we continue to believe that the ongoing costs of complying with HIPAA will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Each of our health plans must also be licensed by one or more agencies in the states in which they conduct business and must submit periodic filings to and respond to inquiries from such agencies. State insurance regulators may require expanded governance practices, periodic risk and solvency assessment reports, and the establishment of minimum capital or cash reserve requirements. Some state insurance holding company laws and regulations require prior regulatory approval of acquisitions and material intercompany transfers of assets, as well as transactions between the regulated companies and their parent holding companies or affiliates. Furthermore, our health plan operations, accounts, and other books and records are subject to examination at regular intervals by regulatory agencies, including CMS and state insurance and health and welfare departments, to assess their compliance with applicable laws and regulations. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting our health plans, if a determination is made that we were in violation of such laws, rules or regulations with respect to one or more of our health plans, that aspect of our business could be materially adversely affected.

GOVERNMENT ENFORCEMENT EFFORTS AND QUI TAM LAWSUITS

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the healthcare industry. The operational mission of the Office of Inspector General is to protect the integrity of the Medicare and Medicaid programs and the well-being of program beneficiaries by: detecting and preventing waste, fraud and abuse; identifying opportunities to improve program economy, efficiency and effectiveness; and holding accountable those who do not meet program requirements or who violate federal laws. The OIG carries out its mission by conducting audits, evaluations and investigations and, when appropriate, imposing civil monetary penalties, assessments and administrative sanctions. Although we have extensive policies and procedures in place to facilitate compliance in all material respects with the laws, rules and regulations affecting the healthcare industry, these policies and procedures may not be effective. If we are alleged or found to have violated such laws, rules or regulations, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Healthcare providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or healthcare provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Affordable Care Act, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the FCA. Further, the Affordable Care Act expands the scope of the FCA to cover payments in connection with health insurance exchanges if those payments include any federal funds. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. Like other companies in the healthcare industry, we are subject to qui tam actions from time to time. We are unable to predict the future impact of such actions on our business, financial condition, results of operations or cash flows. For information regarding material pending legal proceedings in which we are involved, including qui tam actions, see Note 15 to our Consolidated Financial Statements.

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

There has been recent increased scrutiny of hospitals’ Medicare observation rates from outside auditors, government enforcement agencies and industry observers. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry anticipates increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare observation rate. In addition, effective October 1, 2013, CMS established a new concept, referred to as the “two-midnight rule,” to guide practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the two-midnight rule, CMS has indicated that a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights, and, if not, then the patient generally should be treated as an outpatient. Following a transition period, full implementation and enforcement of the two-midnight rule began on January 1, 2016. We do not believe enforcement of the two-midnight rule will have a material impact on inpatient admission rates at our hospitals.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate hospitals in nine states that require a form of state approval under certificate of need programs applicable to those hospitals. The certificate of need programs in most of these states, along with several others, also apply to ambulatory surgery centers.

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

DEBT COLLECTION ACTIVITIES

The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s debt collection agency subsidiary, Syndicated Office Systems, LLC (“SOS”), are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt. In addition, the FDCPA contains various notice and disclosure requirements and imposes certain limitations on lawsuits to collect debts against consumers. Debt collection activities are also regulated at the state level. Most states have laws regulating debt collection activities in ways that are similar to, and in some cases more stringent than, the FDCPA.

Many states also regulate the collection practices of creditors who collect their own debt. These state regulations are often the same or similar to state regulations applicable to third-party collectors. Certain of the accounts receivable Conifer manages for its clients are subject to these state regulations.

In certain situations, the activities of SOS are also subject to the Fair Credit Reporting Act (“FCRA”). The FCRA regulates the collection, dissemination and use of consumer information, including consumer credit information. State credit reporting laws, to the extent they are not preempted by the FCRA, may also apply to SOS.

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

Conifer and its subsidiaries are also subject to regulation by the Federal Trade Commission and the U.S. Consumer Financial Protection Bureau (“CFPB”). Both the FTC and the CFPB have the authority to investigate consumer complaints relating to laws such as the FDCPA, FCRA and FACTA, and to initiate enforcement actions, including actions to seek restitution and monetary penalties from, or to require changes in business practices of, regulated entities. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

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

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our multi-faceted, values-based ethics and compliance program, which is designed to (1) help staff in our corporate, USPI and Conifer offices, hospitals, outpatient centers, health plan offices and physician practices meet or exceed applicable standards established by federal and state laws and regulations, as well as industry practice, and (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct. The ethics and compliance department operates with independence — it has its own operating budget; it has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

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

EXECUTIVE OFFICERS

Information about our executive officers, as of February 22, 2016, is as follows:

Name	Position	Age
Trevor Fetter	Chairman, President and Chief Executive Officer	56
Daniel J. Cancelmi	Chief Financial Officer	53
Keith B. Pitts	Vice Chairman	58
Britt T. Reynolds	President of Hospital Operations	50
Audrey T. Andrews	Senior Vice President and General Counsel	49

Mr. Fetter was named Tenet’s president in November 2002; he was appointed chief executive officer in September 2003 and chairman in May 2015. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and healthcare industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds a bachelor’s degree in economics from Stanford University and an M.B.A. from Harvard Business School. He is a member of the board of directors of one other public company, The Hartford Financial Services Group, Inc.

Mr. Cancelmi was appointed Tenet’s chief financial officer in September 2012. He previously served as senior vice president from April 2009, principal accounting officer from April 2007 and controller from September 2004. Mr. Cancelmi was a vice president and assistant controller at Tenet from September 1999 until his promotion to controller. He joined the Company as chief financial officer of Hahnemann University Hospital. Prior to that, he held various positions at PricewaterhouseCoopers, including in the firm’s National Accounting and SEC office in New York City. Mr. Cancelmi is a certified public accountant who holds a bachelor’s degree in accounting from Duquesne University in Pittsburgh. He is also a member of the American Institute of Certified Public Accountants and the Florida and Pennsylvania Institutes of Certified Public Accountants.

Mr. Pitts was appointed vice chairman following Tenet’s acquisition of Vanguard Health Systems, Inc. (“Vanguard”) in October 2013. He was Vanguard’s vice chairman from May 2001 until the acquisition and an executive vice president from August 1999 until May 2001. Mr. Pitts also served as a director of Vanguard from August 1999 until September 2004. Before joining Vanguard, Mr. Pitts was the chairman and chief executive officer of Mariner Post-Acute Network and its predecessor, Paragon Health Network, a nursing home management company, from November 1997 until June 1999. He served as the executive vice president and chief financial officer for OrNda HealthCorp, prior to its acquisition by Tenet, from August 1992 to January 1997, and, before that, as a consultant to many healthcare organizations, including as a partner in Ernst & Young’s healthcare consulting practice. Mr. Pitts is a certified public accountant who holds a bachelor’s degree in business administration from the University of Florida. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Pitts currently serves as chair of the Federation of American Hospitals, a position he also held from 2007 to 2008.

Mr. Reynolds was appointed president of hospital operations in January 2012. From December 2008 through December 2011, he served as senior vice president and division president of Health Management Associates, Inc. (HMA), overseeing HMA’s largest division, with 20 hospitals and related facilities in seven states. Prior to joining HMA, Mr. Reynolds served as a multi-facility divisional vice president of Community Health Systems, Inc. from December 2002 to December 2008, primarily in the northeast, midwest and southeast. Mr. Reynolds holds an M.B.A. from Baker University in Baldwin City, Kansas, and a bachelor’s degree in psychology from the University of Louisville. He is a Fellow of the American College of Healthcare Executives.

Ms. Andrews was appointed senior vice president and general counsel in January 2013. From July 2008 until that appointment, she served as senior vice president and chief compliance officer and, prior to that, served as vice president and chief compliance officer from November 2006. She joined Tenet in 1998 as hospital operations counsel. Ms. Andrews holds a J.D. and a bachelor’s degree in government, both from the University of Texas at Austin. She is a member of the board of directors of the Federation of American Hospitals, and is also a member of the American and Texas Bar Associations and the American Health Lawyers Association.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current expectations, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors – many of which we are unable to predict or control – that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•	The future impact of the Affordable Care Act on our business and the enactment of, or changes in, laws and regulations affecting the healthcare industry generally;

•	The effect that adverse economic conditions have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things;

•

Adverse regulatory developments, government investigations or litigation, including any significant monetary resolution or other undesirable consequences of the Clinica de la Mama qui tam action and criminal investigation described in Note 15 to our Consolidated Financial Statements;

•	Our ability to enter into managed care provider arrangements on acceptable terms;

•	Cuts to Medicare and Medicaid payment rates or changes in reimbursement practices;

•	Competition;

•	Our success in implementing our business development plans and integrating newly acquired businesses, including our USPI joint venture;

•	Our ability to hire and retain qualified personnel, especially healthcare professionals;

•	The availability and terms of capital to fund the expansion of our business;

•

Our ability to continue to expand and realize earnings contributions from Conifer’s revenue cycle management, healthcare information management, capitation management and patient communications services businesses;

•	Our ability to identify and execute on measures designed to save or control costs or streamline operations;

•	The impact of our significant indebtedness;

•	Our success in completing recently announced corporate development transactions;

•	Our success in operating our health plans and accountable care networks; and

•	Other factors and risks referenced in this report and our other public filings.

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

The Affordable Care Act has changed how healthcare services in the United States are covered, delivered and financed. The expansion of health insurance coverage under the law has resulted in a material increase in the number of patients using our facilities who have either private or public program coverage and a material decrease in uninsured and charity care admissions. However, it remains difficult to predict the full impact of the ACA on our future revenues and operations at this time due to uncertainty regarding a number of material factors, including:

•

how many states will ultimately implement the Medicaid expansion provisions and under what terms (a number of states in which we operate, including Florida and Texas, have chosen not to expand their Medicaid programs at this time);

•	how many currently uninsured individuals will ultimately obtain and retain insurance coverage (either private health insurance or Medicaid) as a result of the ACA;

•	what percentage of our newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

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

•	the extent to which the enhanced program integrity and fraud and abuse provisions lead to a greater number of civil or criminal actions or impact Medicare and Medicaid payments to us; and

•

the extent to which the provisions of the Affordable Care Act will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business.

Furthermore, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and clinical integration. A substantial portion of both our patient volumes and, as result, our revenues is derived from government healthcare programs, principally Medicare and Medicaid. Any reductions to our reimbursement under the Medicare and Medicaid programs could adversely affect our business and results of operations to the extent such reductions are not offset by increased revenues from providing care to previously uninsured individuals. It is difficult to predict the future effect on our revenues resulting from reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from the Medicare and Medicaid programs when the reductions are fully implemented;

•	whether future reductions required by the ACA will be changed by statute prior to becoming effective;

•	the size of the annual productivity adjustment to the market basket;

•	the reductions to Medicaid DSH payments commencing in FFY 2018;

•	what the losses in revenues, if any, will be from the ACA’s quality initiatives;

•	how successful accountable care networks and other pilot programs in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement; and

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs.

In addition, we may continue to experience a high level of bad debt expense and have to provide uninsured discounts and charity care for undocumented immigrants who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

In general, there is still uncertainty with respect to the positive and negative effects the Affordable Care Act may have on reimbursement, utilization and the future design of provider networks and insurance plans (including pricing, provider participation, coverage, co-pays and deductibles), and the multiple models that attempt to forecast those effects may differ materially from our expectations. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation of certain provisions of the law. We also cannot predict the outcome of continuing legal challenges to certain provisions of the ACA or what action, if any, Congress might take with respect to the ACA. Any action that negatively impacts the number of individuals who have health insurance coverage could have a material adverse effect on our results of operations and cash flows.

If we are unable to enter into and maintain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various HMOs and PPOs. The amount of our managed care net patient revenues during the year ended December 31, 2015 was $10.6 billion, which represented approximately 60% of our total net patient revenues before provision for doubtful accounts. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2015 was derived from our top ten managed care payers. In the year ended December 31, 2015, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2015, approximately 59% of our net accounts receivable related to continuing operations were due from managed care payers.

Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. The trend toward consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services or any significant difficulties in collecting receivables from managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from private payers could be exacerbated if we are not able to manage our operating costs effectively.

Further changes in the Medicare and Medicaid programs or other government healthcare programs could have an adverse effect on our business.

For the year ended December 31, 2015, approximately 20.4% of our net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment were related to the Medicare program, and approximately 8.7% of our net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. In addition to the changes affected by the Affordable Care Act, the Medicare and Medicaid programs are subject to: other statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

Value-based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. The Affordable Care Act contains a number of provisions intended to promote value-based purchasing in federal healthcare programs. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. The ACA also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

The Secretary of HHS also recently announced a goal of tying 30% of traditional Medicare payments to quality or value through alternative payment models or bundled payment arrangements by the end of 2016, and tying 50% of payments to these models by the end of 2018. In furtherance of this goal, in November 2015, CMS finalized a new five-year demonstration project, called the Comprehensive Care for Joint Replacement (“CJR”) model, set to begin on April 1, 2016, which will hold hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for hip and knee replacements (and other major leg procedures) from surgery through recovery. As a result, the hospital in which a lower extremity joint replacement (“LEJR”) procedure takes place will be held financially accountable for quality and costs for the entire episode of care, from the date of surgery through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. Through the CJR payment model, beginning in 2017, participating hospitals in 67 geographic areas across the country – including 20 of our acute care hospitals and four short-stay surgical facilities operated by our USPI joint venture – will be eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. We anticipate that CMS will develop additional, similar, alternative payment models for other conditions in the future.

There is also a trend among private payers toward value-based purchasing and alternative payment models for healthcare services. Many large commercial payers expect hospitals to report quality data, and several of these payers will not reimburse hospitals for certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts.

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

Our business and financial results could be harmed if we are alleged to have violated existing regulations or if we fail to comply with new or changed regulations.

Our hospitals, outpatient centers and related healthcare businesses are subject to extensive federal, state and local regulation relating to, among other things, licensure, contractual arrangements, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the healthcare industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. Moreover, pursuant to the Affordable Care Act, the OIG is permitted to suspend Medicare and Medicaid payments to a provider of services “pending an investigation of a credible allegation of fraud.” The potential consequences for violating such laws, rules or regulations include reimbursement of government program payments, the assessment of civil monetary penalties, including treble damages, fines, which could be significant, exclusion from participation in federal healthcare programs, or criminal sanctions against current or former employees, any of which could have a material adverse effect on our business, financial condition or cash flows. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer.

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

It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians.

The success of our business depends in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and who affiliate with us and use our facilities as an extension of their practices. Although we operate physician practices and, where permitted by law, employ physicians, physicians are often not employees of the hospitals or surgery centers at which they practice. Furthermore, members of the medical staffs of our hospitals also often serve on the medical staffs of hospitals we do not operate, and they are free to terminate their association with our hospitals or admit their patients to competing hospitals at any time. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions and outpatient visits may decrease and our operating performance may decline.

Our new USPI joint venture and our recent hospital-based joint ventures depend on existing relationships with key health system partners. If we are not able to maintain historical relationships with these health system partners, or enter into new relationships, we may be unable to implement our business strategies successfully.

Our new USPI joint venture and our recent hospital-based joint ventures depend in part on the efforts, reputations and success of health system partners and the strength of our relationships with those health systems. Our joint ventures could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. In many cases, our joint venture agreements are structured to comply with current IRS revenue rulings, as well as case law, relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with health system partners. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional health system partners, we may be unable to implement our business strategies for our joint ventures successfully.

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

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2015, approximately 20% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 37 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

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

If an outbreak of an infectious disease such as the Zika virus or the Ebola virus were to occur nationally or in one of the regions our hospitals serve, our business and financial results could be adversely effected. The treatment of a highly contagious disease at one of our facilities may result in a temporary shutdown or diversion of patients. In addition, unaffected individuals may decide to defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues. Furthermore, we cannot predict the costs associated with the potential treatment of an infectious disease outbreak by our hospitals or preparation for such treatment.

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

Conifer and its subsidiaries are subject to numerous federal, state and local consumer financial, debt collection and credit reporting laws, rules and regulations. Regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency, such as the Consumer Financial Protection Bureau, may not be binding upon, or preclude, investigations or regulatory actions by state or local agencies. Conifer’s failure to comply with consumer financial, debt collection and credit reporting requirements could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the laws and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, or give customers the right to terminate Conifer’s services agreements with them, among other things, any of which could have an adverse effect on Conifer’s business. Furthermore, if Conifer or its subsidiaries become subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing customers or attract new customers

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of healthcare services, information technology is a critical component of the day-to-day operation of our business. We rely on our information technology to process, transmit and store sensitive and confidential data, including protected health information, personally identifiable information of our patients and employees, and our proprietary and confidential business performance data. We utilize electronic health records and other health information technology, along with additional technology systems, in connection with our operations, including for, among other things, billing, supply chain and labor management. Our systems, in turn, interface with and rely on third-party systems. Although we monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. While we are not aware of having experienced a material breach of cybersecurity, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, or invest in new technology designed to mitigate security risks. Third parties to whom we outsource certain of our functions, or with whom our systems interface, are also subject to the risks outlined above and may not have or use appropriate controls to protect confidential information. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked. Further, successful cyber-attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of customer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

Furthermore, our networks and technology systems are subject to disruption due to events such as a major earthquake, fire, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenues), and could result in potential liability under privacy, security, consumer protection or other applicable laws, regulatory penalties, negative publicity and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We cannot provide any assurances that our corporate development activities will achieve their business goals or the cost and service synergies we expect.

We have completed, or have announced plans to complete, a number of acquisitions, divestitures, joint ventures and strategic alliances as part of our business strategy, and we expect to enter into similar transactions in the future. We cannot provide any assurances that these transactions will achieve their business goals or the cost and service synergies we expect. In particular, our USPI joint venture represents an increased strategic focus on ambulatory and short-stay surgical facilities, as well as related imaging services businesses, and we cannot provide any assurances that this strategy will be successful. Furthermore, with respect to acquisitions, we may not be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve expected returns, synergies or other benefits in a timely manner or at all. With respect to proposed divestitures of assets or businesses, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to recognize impairment charges or to agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material.

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

Our existing joint ventures may limit our flexibility with respect to such jointly owned investments and could, thereby, have a material adverse effect on our business, results of operations and financial condition, as well as our ability to sell the underlying assets or ownership interests in the joint ventures.

We have invested in a number of joint ventures with other entities when circumstances warranted the use of these structures, and we may form additional joint ventures in the future. Our participation in joint ventures is subject to the risks that:

•

We could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes.

•

We may not be able to maintain good relationships with our joint venture partners (including health system partners), which could limit our future growth potential and could have an adverse effect our business strategies.

•

Our joint venture partners could have investment or operational goals that are not consistent with our corporate-wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•

Our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as joint venture partners, which may require us to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

•

Many of our existing joint ventures require that one of our wholly owned affiliates provide a working capital line of credit to the joint venture, which could require us to allocate substantial financial resources to the joint venture potentially impacting our ability to fund our other short-term obligations.

•

Some of our existing joint ventures require mandatory capital expenditures for the benefit of the applicable joint venture, which could limit our ability to expend funds on other corporate opportunities.

•

Our joint venture partners may have exit rights that would require us to purchase their interests upon the occurrence of certain events, which could impact our financial condition by requiring us to incur additional indebtedness in order to complete such transactions or, alternatively, in some cases we may have the option to issue shares of our common stock to our joint venture partners to satisfy such obligations, which would dilute the ownership of our existing stockholders.

•	Our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

•	Any sale or other disposition of our interest in a joint venture or underlying assets of the joint venture may require consents from our joint venture partners, which we may not be able to obtain.

•

Certain corporate-wide or strategic transactions may also trigger other contractual rights held by a joint venture partner (including termination or liquidation rights) depending on how the transaction is structured, which could impact our ability to complete such transactions.

The put/call arrangements set forth in the Put/Call Agreement (as defined below) may require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.

On June 16, 2015, we entered into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with USPI Group Holdings, Inc. (“USPI Holdings”), Ulysses JV Holding I L.P. (“Ulysses Holding I”), Ulysses JV Holding II L.P. (“Ulysses Holding II” and, together with Ulysses Holding I, the “USPI LPs”), and the newly formed USPI Holding Company, Inc., our USPI joint venture. USPI Holdings is the parent company of United Surgical Partners International, Inc. USPI Holdings, through USPI and its other subsidiaries, is engaged in the business of owning and managing ambulatory surgery centers, surgical hospitals and related businesses. Pursuant to the terms of the Contribution and Purchase Agreement, at the closing, the USPI LPs collectively sold and contributed 100% of the equity interests of USPI Holdings to the USPI joint venture in exchange for certain shares of common stock of the USPI joint venture (the “USPI Contribution”), and we sold and contributed certain of our equity interests and other assets that comprised a portion of our ambulatory surgery center and imaging center business to the USPI joint venture (the “Tenet Contribution” and, together with the USPI Contribution, the “Contributions”).We also purchased certain shares of the USPI joint venture (the “Purchase” and, together with the Contributions, the “Contribution and Purchase Transactions”) from the USPI LPs such that, after giving effect to the Contribution and Purchase Transactions, we owned 50.1% and the USPI LPs, in the aggregate, owned 49.9% of the fully diluted equity interests of the USPI joint venture. In December 2015, the USPI LPs sold 3.01% of the fully diluted equity interests of the USPI joint venture to Baylor University Medical Center.

In connection with the Contribution and Purchase Agreement, we, the USPI LPs and the USPI joint venture entered into a stockholders agreement pursuant to which we and the USPI LPs agreed to certain rights and obligations with respect to the governance of the USPI joint venture. In addition, we entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the USPI joint venture held by the USPI LPs. Each year starting in 2016, the USPI LPs must put to us at least 12.5%, and may put up to 25%, of the USPI joint venture shares held by them immediately after the closing of the Contribution and Purchase Agreement. In each year that the USPI LPs are to deliver a put and do not put the full 25% of USPI joint venture shares allowable, we may call the difference between the number of USPI joint venture shares the USPI LPs put and the maximum number of USPI joint venture shares the USPI LPs could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire all of the ownership interests held by the USPI LPs by 2020. In the event of a put by the USPI LPs, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, the USPI LPs will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

We have also entered into a separate put/call agreement (the “Baylor Put/Call Agreement”) with Baylor that contains put and call options with respect to the equity interests in the USPI joint venture held by Baylor.  Each year starting in 2021, Baylor may put up to 33.3% of their total shares in the USPI joint venture held as of January 1, 2017. In each year that Baylor does not put the full 33.3% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

The put and call arrangements described above, to the extent settled in cash, may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of such arrangements, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of such arrangements, which could have important consequences to our business and operations, as described more fully below under “—Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.”

Economic factors have affected, and may continue to impact, our business, financial condition and results of operations.

We believe broad economic factors – including high unemployment rates in some of the markets our facilities serve and instability in consumer spending – have affected our volumes and our ability to collect outstanding receivables. The United States economy remains unpredictable. If industry trends (including reductions in commercial managed care enrollment and patient decisions to postpone or cancel elective and non-emergency healthcare procedures) or general economic conditions worsen, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

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

Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.

At December 31, 2015, we had approximately $14.4 billion of total long-term debt, as well as approximately $110 million in standby letters of credit outstanding in the aggregate, under our senior secured revolving credit facility (“Credit Agreement”) and our letter of credit facility agreement (“LC Facility”). Our Credit Agreement is collateralized by patient accounts receivable of substantially all of our domestic wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

Our substantial indebtedness could have important consequences, including the following:

•	Our substantial indebtedness may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt.

•

We may be more vulnerable in the event of a deterioration in our business, in the healthcare industry or in the economy generally, or if federal or state governments substantially limit or reduce reimbursement under the Medicare or Medicaid programs.

•

Our debt service obligations reduce the amount of funds available for our operations, capital expenditures and corporate development activities, and may make it more difficult for us to satisfy our financial obligations.

•	Our substantial indebtedness could limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs.

•	Some of our borrowings accrue interest at variable rates, exposing us to the risk of increased interest rates.

Furthermore, our Credit Agreement, LC Facility and the indentures governing our outstanding notes contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. See —“Restrictive covenants in the agreements governing our indebtedness may adversely affect us.”

We may not be able to generate sufficient cash to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

In addition, our ability to meet our debt service obligations is dependent upon the operating results of our subsidiaries and their ability to pay dividends or make other payments or advances to us. We hold most of our assets at, and conduct most of our operations through, direct and indirect subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment on our outstanding debt. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. Our less than wholly owned subsidiaries may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flows to service their respective debt obligations.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, including those required for operating our existing hospitals, for integrating our historical acquisitions or for future corporate development activities. We also may be forced to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement, LC Facility and the indentures governing our outstanding notes.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our Credit Agreement, LC Facility and the indentures governing our outstanding notes contain various covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur, assume or guarantee additional indebtedness;

•	incur liens;

•	make certain investments;

•	provide subsidiary guarantees;

•	consummate asset sales;

•	redeem debt that is subordinated in right of payment to outstanding indebtedness;

•	enter into sale and lease-back transactions;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

These restrictions are subject to a number of important exceptions and qualifications.

In addition, so long as any obligation or commitment is outstanding under our Credit Agreement and LC Facility, the terms of such facilities require us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. Our ability to meet these restrictive covenants and financial ratio may be affected by events beyond our control, and we cannot assure you that we will meet those tests. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, a breach of any of these covenants could cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.

Despite current indebtedness levels, we may be able to incur substantially more debt. This could further exacerbate the risks described above.

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreement, LC Facility and the indentures governing our outstanding notes. We may decide to incur additional secured or unsecured debt in the future to finance our operations and any judgments or settlements or for other business purposes.

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Based on our eligible receivables, approximately $995 million was available for borrowing under the Credit Agreement at December 31, 2015. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At December 31, 2015, we had approximately $105 million of standby letters of credit outstanding under the LC Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2015, we had federal net operating loss (“NOL”) carryforwards of approximately $1.8 billion pretax available to offset future taxable income. These NOL carryforwards will expire in the years 2024 to 2034. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The disclosure required under this Item is included in Item 1, Business, of Part I of this report.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE:

	High	Low
Year Ended December 31, 2015
First Quarter	$52.69	$41.47
Second Quarter	59.21	46.33
Third Quarter	60.93	35.76
Fourth Quarter	39.75	26.60

Year Ended December 31, 2014
First Quarter	$48.70	$38.40
Second Quarter	50.25	37.95
Third Quarter	63.61	44.20
Fourth Quarter	59.65	46.01

On February 12, 2016, the last reported sales price of our common stock on the NYSE composite tape was $24.00 per share. As of that date, there were 4,414 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

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

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to three indices, each of which includes us. The Standard & Poor’s 500 Stock Index includes 500 companies representing all major industries. The Standard & Poor’s Health Care Composite Index is a group of 56 companies involved in a variety of healthcare-related businesses. Because the Standard & Poor’s Health Care Composite Index is heavily weighted by pharmaceutical and medical device companies, we believe that at times it may be less useful than the Hospital Management Peer Group Index included below. We compiled this Peer Group Index by selecting publicly traded companies that have as their primary business the management of acute care hospitals and that have been in business for all five of the years shown. These companies are: Community Health Systems, Inc. (CYH), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS).

Performance data assumes that $100.00 was invested on December 31, 2010 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Stock price performance shown in the graph is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	12/10	12/11	12/12	12/13	12/14	12/15
Tenet Healthcare Corporation	$100.00	$76.68	$121.34	$157.40	$189.35	$113.23
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P Health Care	$100.00	$112.73	$132.90	$188.00	$235.63	$251.87
Peer Group	$100.00	$71.77	$105.66	$153.32	$203.42	$161.65

Repurchase of Common Stock. In November 2015, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expires in December 2016.  Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations. The program may be suspended for periods or discontinued at any time. The timing and amount of repurchase transactions will be based on an evaluation of market conditions, share purchase prices, the timing of divestiture proceeds and other factors. Purchases during the year ended December 31, 2015 are shown in the table in Note 2 to our Consolidated Financial Statements, which table is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2011 through 2015.  Effective June  16,  2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into our new USPI joint venture. The table below includes USPI results in the 2015 column for the post-acquisition period only. We acquired Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013. The 2013 columns in the tables below include results of operations for Vanguard and its consolidated subsidiaries for the three months ended December 31 2013 only. All amounts related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for the one-for-four reverse stock split we announced on October 1, 2012. The tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$20,111	$17,908	$12,059	$9,896	$9,363
Less: Provision for doubtful accounts	1,477	1,305	972	785	717
Net operating revenues	18,634	16,603	11,087	9,111	8,646
Equity in earnings of unconsolidated affiliates	99	12	15	8	8
Operating expenses:
Salaries, wages and benefits	9,011	8,023	5,371	4,257	4,015
Supplies	2,963	2,630	1,784	1,552	1,548
Other operating expenses, net	4,555	4,114	2,701	2,147	2,020
Electronic health record incentives	(72)	(104)	(96)	(40)	(55)
Depreciation and amortization	797	849	545	430	398
Impairment and restructuring charges, and acquisition-related costs	318	153	103	19	20
Litigation and investigation costs, net of insurance recoveries	291	25	31	5	55
Gains on sales, consolidation and deconsolidation of facilities	(186)	—	—	—	—
Operating income	1,056	925	663	749	653
Interest expense	(912)	(754)	(474)	(412)	(375)
Loss from early extinguishment of debt	(1)	(24)	(348)	(4)	(117)
Investment earnings	1	—	1	1	3
Income (loss) from continuing operations, before income taxes	144	147	(158)	334	164
Income tax benefit (expense)	(68)	(49)	65	(125)	(61)
Income (loss) from continuing operations, before discontinued operations and cumulative effect of change in accounting principle	$76	$98	$(93)	$209	$103
Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations(1)	$(1.43)	$0.35	$(1.21)	$1.77	$0.58
Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations(1)	$(1.43)	$0.34	$(1.21)	$1.70	$0.56

(1)

Net income attributable to noncontrolling interest from continuing operations was $218 million, $64 million, $30 million, $13 million and $11 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

BALANCE SHEET DATA

	December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Working capital (current assets minus current liabilities)	$863	$393	$599	$918	$542
Total assets	23,682	17,951	16,450	9,044	8,462
Long-term debt, net of current portion	14,383	11,505	10,696	5,158	4,294
Redeemable noncontrolling interest in equity of consolidated subsidiaries	2,266	401	340	16	16
Noncontrolling interests	267	134	123	75	69
Total equity	958	785	878	1,218	1,492

CASH FLOW DATA

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Net cash provided by operating activities	$1,026	$687	$589	$593	$497
Net cash used in investing activities	(1,317)	(1,322)	(2,164)	(662)	(503)
Net cash provided by (used in) financing activities	454	715	1,324	320	(286)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care centers, freestanding emergency departments, physician practices and health plans. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we acquired a majority interest on June 16, 2015, and European Surgical Partners Ltd. (“Aspen”) facilities, which we also acquired on June 16, 2015. Our USPI joint venture has interests in 249 ambulatory surgery centers, 20 short-stay surgical hospitals, 20 imaging centers and 35 urgent care centers in 28 states. Aspen includes nine private hospitals and clinics in the United Kingdom. We also operate revenue cycle management, patient communications and engagement services, and management services businesses through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which is a separate reportable business segment. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Recently Issued Accounting Standards
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 48 hospitals operated throughout the years ended December 31, 2015, 2014 and 2013, (ii) Vanguard and its consolidated subsidiaries, which we acquired effective October 1, 2013, but only for the period from the date of acquisition through December 31, 2015 (iii) Texas Regional Medical Center at Sunnyvale (“TRMC”), in which we acquired a majority interest on June 3, 2014, (iv) Resolute Health Hospital, which we opened on June 24, 2014,  (v) Emanuel Medical Center, which we acquired on August 1, 2014, (vi) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (vii) Aspen, which we also acquired on June 16, 2015, (viii) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ix) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (x) Saint Louis University Hospital (“SLUH”), which we sold on August 31, 2015, (xi) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, and (xii) DMC Surgery Hospital, which we closed in October 2015, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to December 31, 2015, 2014 and 2013, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. Certain previously reported information, primarily related to our freestanding ambulatory surgery and imaging center assets that were contributed to the USPI joint venture, has been reclassified to conform to the current-year presentation. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Welsh Carson Put Notices—In January 2016, subsidiaries of Welsh, Carson, Anderson & Stowe delivered a put notice for the minimum number of shares they are required to put to us in 2016 according to the Put/Call Agreement, as defined in Note 16 to our Consolidated Financial Statements.  The estimated amount we will pay to repurchase these shares is $127 million.

Joint Ventures with Baylor Scott & White Health—Effective January 1, 2016, we formed two joint ventures with Baylor Scott & White Health (“BSW”) involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which were operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which was owned and operated by BSW, which will hold a majority ownership interest in the joint ventures. The transactions closed on December 31, 2015 at a net transaction price of approximately $288 million, and we recorded a gain on deconsolidation of these facilities of approximately $151 million. We also recorded an equity investment in the new joint ventures of approximately $164 million, which included $11 million of cash contributed at closing.

Sale of North Carolina Hospitals—Also effective January 1, 2016, we completed the sale of our 137-bed Central Carolina Hospital in Sanford, North Carolina and our 355-bed Frye Regional Medical Center in Hickory, North Carolina, as well as 19 physician practices, at a transaction price of approximately $191 million, excluding working capital and subject to customary purchase price adjustments. As a result of this transaction, we recorded a gain on sale of approximately $3 million at December 31, 2015, the date the transaction closed.

Definitive Agreement to Sell Atlanta-Area Hospitals and Related Operations—In December 2015, we announced a definitive agreement for the sale and management of our Atlanta-area hospitals – Atlanta Medical Center and its South Campus, North Fulton Hospital, Spalding Regional Hospital and Sylvan Grove Hospital – as well as 26 physician clinics. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed as early as the end of the first quarter of 2016.

STRATEGIES AND TRENDS

We are committed to providing the communities we serve with high quality, cost-effective healthcare while growing our business, increasing our profitability and creating long-term value for our shareholders. We believe that our success in increasing our profitability depends in part on our success in executing the strategies and managing the trends discussed below.

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

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues, and to expand our Conifer services business, through organic growth, corporate development activities and strategic partnerships.

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. In June 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgical facility assets into a new joint venture owned by us and Welsh, Carson, Anderson & Stowe, a private equity firm that specializes in healthcare investments. At December 31, 2015, the joint venture had interests in 249 ambulatory surgery centers, 20 short-stay surgical hospitals, 20 imaging centers and 35 urgent care centers in 28 states. Moreover, we significantly increased the number of our not-for-profit partners through USPI and now have relationships with more than 50 leading healthcare systems across the country.

Also in June 2015, we acquired Aspen Healthcare in the United Kingdom. Although the U.K. provides government-funded healthcare to all of its residents through the National Health Service, the demand for healthcare services exceeds the public system’s capacity. Aspen’s four acute care hospitals, one cancer center and four outpatient facilities offer patients a complete range of private healthcare and clinical services in a growing market.

In addition, in July 2015, we began operating Hi-Desert Medical Center and its related healthcare facilities in Joshua Tree, California under a long-term lease agreement and, in August 2015, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network based in Tucson, Arizona. In October 2015, we formed a new joint venture with Baptist Health System to own and operate a healthcare network serving Birmingham and central Alabama; we own a majority interest in the joint venture, and we manage the network’s five hospitals and related businesses. Effective January 1, 2016, we formed two joint ventures with Baylor Scott & White Health involving the ownership and operation of five North Texas hospitals: Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and TRMC – which were operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which was operated by BSW. The joint ventures will focus on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. BSW holds a majority ownership interest in the joint ventures.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended December 31, 2015, we derived approximately 42% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. The facilities in our USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued growing our urgent care business through our USPI joint venture’s acquisition of CareSpot Express Healthcare, which added 35 urgent care centers in Florida and Tennessee to its portfolio of outpatient centers, as part of our broader strategy to offer more services to patients and to expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate joint venture opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

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

Realizing HIT Incentive Payments and Other Benefits—Beginning in the year ended December 31, 2011, we began achieving compliance with certain of the health information technology (“HIT”) requirements under the American Recovery and Reinvestment Act of 2009 (“ARRA”). During the years ended December 31, 2015 and 2014, we recognized approximately $72 million and $104 million, respectively, of Medicare and Medicaid electronic health record (“EHR”)

ARRA incentives. These incentives partially offset the operating expenses and capital costs we have incurred and continue to incur to invest in HIT systems. We expect to recognize additional incentives in the future. Furthermore, we believe that the operational benefits of HIT, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

General Economic Conditions—We believe that high unemployment rates in some of the markets our hospitals serve and other adverse economic conditions have had a negative impact on our bad debt expense levels and payer mix. However, as the economy recovers, we expect to experience improvements in these metrics relative to recent levels. We believe our volumes were positively impacted in the year ended December 31, 2015 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

Improving Operating Leverage—We believe targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient lines), focus on expanding our outpatient business, implementation of new payer contracting strategies, and improved quality metrics at our hospitals will improve our patient volumes. We believe our patient volumes have been constrained by the slow pace of the current economic recovery, increased competition, utilization pressure by managed care organizations, the effects of higher patient co-pays and deductibles, and demographic trends. In addition, in several markets, we have formed clinically integrated organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model.

Impact of Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At December 31, 2015, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

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

RESULTS OF OPERATIONS—OVERVIEW

We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2015 and 2014 on both a continuing operations and a same-hospital operations basis.

Selected Operating Statistics for All Continuing Operations Hospitals— The following table shows certain selected operating statistics for our continuing operations, which includes the results of (i) our same 75 hospitals and six health plans operated throughout the three months ended December 31, 2015 and 2014, (ii) TRMC, in which we acquired a majority interest on June 3, 2014, (iii) Resolute Health Hospital, which we opened on June 24, 2014,  (iv) Emanuel Medical Center, which we acquired on August 1, 2014, (v) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (vi) Aspen, which we also acquired on June 16, 2015, (vii) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (viii) our Carondelet Heath Network joint venture, which we acquired a majority interest on August 31, 2015, (xi) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, and (xii) DMC Surgery Hospital, which we closed in October 2015, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to December 31, 2015 and 2014, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Statistics	2015	2014	(Decrease)
Hospital Operations and other
Total admissions	211,991	202,337	4.8%
Adjusted patient admissions(1)	371,994	344,857	7.9%
Paying admissions (excludes charity and uninsured)	200,462	191,105	4.9%
Charity and uninsured admissions	11,529	11,232	2.6%
Emergency department visits	778,148	737,680	5.5%
Total surgeries	138,264	128,050	8.0%
Patient days — total	983,856	937,803	4.9%
Adjusted patient days(1)	1,710,620	1,578,854	8.3%
Average length of stay (days)	4.64	4.63	0.2%
Number of hospitals (at end of period)	86	80	6	(3)
Average licensed beds	22,549	20,805	8.4%
Utilization of licensed beds(2)	47.4%	49.0%	(1.6)	%(3)
Total visits	2,198,005	1,995,237	10.2%
Paying visits (excludes charity and uninsured)	2,024,725	1,829,872	10.6%
Charity and uninsured visits	173,280	165,365	4.8%
Ambulatory Care
Total consolidated facilities (at end of period)	192	60	132	(3)
Total cases	289,033	148,019	95.3%

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

Total admissions increased by 9,654, or 4.8%, in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Total surgeries increased by 8.0% in the three months ended December 31, 2015 compared to the same period in 2014. Our emergency department visits increased 5.5% in the three months ended December 31, 2015 compared to the same period in the prior year. Our volumes were positively impacted by acquisitions, as well as, we believe, incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Charity and uninsured admissions and outpatient visits increased 2.6% and 4.8%, respectively, in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 primarily due to acquisitions.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Revenues	2015	2014	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,417	$4,821	12.4%
Hospital Operations and other
Revenues from charity and the uninsured	$267	$265	0.8%
Net inpatient revenues(1)	$2,736	$2,719	0.6%
Net outpatient revenues(1)	$1,616	$1,448	11.6%
Ambulatory Care revenues	$397	$90	341.1%
Conifer revenues	$384	$327	17.4%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $96 million and $99 million for the three months ended December 31, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $171 million and $166 million for the three months ended December 31, 2015 and 2014, respectively.

Net operating revenues before provision for doubtful accounts increased by $596 million, or 12.4%, in the three months ended December 31, 2015 compared to the same period in 2014, primarily due to acquisitions, increases in our outpatient volumes and improved managed care pricing, partially offset by decreased net revenues related to the timing of the approval of the California provider fee program that was approved in the three months ended December 31, 2014, which resulted in a full year of program revenue being recorded in the fourth quarter of 2014. Net operating revenues before provision for doubtful accounts in the three months ended December 31, 2015 included $49 million of net revenues from the California provider fee program compared to $165 million during the three months ended December 31, 2014

	Continuing Operations
	Three Months Ended December 31,
			Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)
Provision for doubtful accounts	$391	$356	9.8%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.2%	7.4%	(0.2)	%(1)

(1)	The change is the difference between the 2015 and 2014 amounts shown.

Provision for doubtful accounts increased by $35 million, or 9.8%, in the three months ended December 31, 2015 compared to the same period in 2014, and provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.2% and 7.4% for the three months ended December 31, 2015 and 2014, respectively. The increase in the provision for doubtful accounts primarily related to the impact of the $596 million increase in our net operating revenues before provision for doubtful accounts, including a $2 million increase in revenues from charity, and a greater amount of patient co-pays and deductibles. Our accounts receivable days outstanding (“AR Days”) from continuing operations were 49.5 days  at both December 31, 2015 and 2014, within our target of less than 55 days.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Expenses	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$2,075	$1,898	9.3%
Supplies	738	670	10.1%
Other operating expenses	1,067	962	10.9%
Total	$3,880	$3,530	9.9%
Ambulatory Care
Salaries, wages and benefits	$130	$24	441.7%
Supplies	79	18	338.9%
Other operating expenses	78	19	310.5%
Total	$287	$61	370.5%
Conifer
Salaries, wages and benefits	$238	$196	21.4%
Other operating expenses	85	67	26.9%
Total	$323	$263	22.8%
Total
Salaries, wages and benefits	$2,443	$2,118	15.3%
Supplies	817	688	18.8%
Other operating expenses	1,230	1,048	17.4%
Total	$4,490	$3,854	16.5%
Rent/lease expense(1)
Hospital Operations and other	$67	$55	21.8%
Conifer	4	3	33.3%
Ambulatory Care	15	6	150.0%
Total	$86	$64	34.4%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2015	2014	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,577	$5,550	0.5%
Supplies per adjusted patient admission(1)	1,984	1,943	2.1%
Other operating expenses per adjusted patient admission(1)	2,890	2,810	2.8%
Total per adjusted patient admission	$10,451	$10,303	1.4%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 0.5% in the three months ended December 31, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees and increased employee health benefits costs, partially offset by a decline in contract labor costs, in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Supplies expense per adjusted patient admission increased 2.1% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, and volume growth in our supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 2.8% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. This increase is due to higher contracted services and medical fees primarily related to a greater number of employed and contracted physicians, as well as increased malpractice expense. Malpractice expense was $20 million higher in the 2015 period compared to the 2014 period due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation. The 2015 period included a favorable adjustment of approximately $7 million due to a 34 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a unfavorable adjustment of approximately $4 million as a result of a 25 basis point decrease in the interest rate in the 2014 period.

The table below shows the pre-tax and after-tax impact on continuing operations for the three months and years ended December 31, 2015 and 2014 of the following items:

	Three Months Ended		Years Ended
	December 31,		December 31,
	2015	2014	2015	2014

	(Expense) Income
Impairment and restructuring charges, and acquisition-related costs	$(52)	$(63)	$(318)	$(153)
Litigation and investigation costs	(224)	(6)	(291)	(25)
Loss from early extinguishment of debt	(1)	—	(1)	(24)
Gains on sales, consolidation and deconsolidation of facilities	186	—	186	—
Pre-tax impact	$(91)	$(69)	$(424)	$(202)
Total after-tax impact	$(135)	$(43)	$(350)	$(111)
Diluted per-share impact of above items	$(1.36)	$(0.42)	$(3.48)	$(1.11)
Diluted earnings (loss) per share, including above items	$(1.01)	$0.61	$(1.43)	$0.34

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $356 million at December 31, 2015 compared to $450 million at September 30, 2015.

Significant cash flow items in the three months ended December 31, 2015 included:

•	Net cash provided by operating activities before interest, taxes and restructuring charges, acquisition-related costs, and litigation costs and settlements of $576 million;

•	Capital expenditures of $276 million;

•	Purchases of businesses and equity interests of $336 million;

•	Interest payments of $340 million;

•	$110 million of net repayment for revolving credit facility; and

•	$522 million for proceeds from sales of facilities.

Net cash provided by operating activities was $1.026 billion in the year ended December 31, 2015 compared to $687 million in the year ended December 31, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $324 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the year ended December 31, 2015 compared to the year ended December 31, 2014;

•	$436 million less cash used by the change in accounts receivable, net of provision of doubtful accounts, in the 2015 period;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the year ended December 31, 2015 compared to the year ended December 31, 2014;

•	An increase of $32 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $133 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2015	2014	2013
Medicare	20.4%	22.0%	21.9%
Medicaid	8.7%	9.6%	9.2%
Managed care	60.6%	58.4%	58.0%
Indemnity, self-pay and other	10.3%	10.0%	10.9%

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2015	2014	2013
Medicare	26.7%	27.5%	28.0%
Medicaid	8.0%	10.3%	11.7%
Managed care	57.5%	54.5%	50.0%
Indemnity, self-pay and other	7.8%	7.7%	10.3%

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services is the single largest payer of healthcare services in the United States. Approximately 126 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

The ACA, which was signed into law on March 23, 2010, changes how healthcare services in the United States are covered, delivered and financed. One key provision of the ACA is the individual mandate, which requires most Americans to maintain “minimum essential” health insurance coverage. Those who do not comply with the individual mandate must make a “shared responsibility payment” to the federal government in the form of a tax penalty. The penalty percentage increases through 2016, and is adjusted for inflation beginning in 2017. For individuals who are not exempt from the individual mandate, and who do not receive health insurance through an employer or government program, the means of satisfying the requirement is to purchase insurance from a private company or a health insurance exchange. Beginning in 2014, individuals who are enrolled in a health benefits plan purchased through an exchange may be eligible for a premium credit or cost-sharing subsidy. Following legal challenges seeking to limit the availability of premium credits and subsidies only to individuals enrolled in coverage through a state-based exchange, the U.S. Supreme Court in June 2015 upheld U.S. Internal Revenue Service regulations extending such subsidies to individuals who purchase coverage through the federal government’s health insurance exchange. As of December 31, 2015, we operated hospitals in two states that run their own health insurance exchanges and 13 states that rely on the federal exchange.

The “employer mandate” provision of the ACA requires the imposition of penalties on employers having 50 or more employees who do not offer affordable health insurance coverage to those working 30 or more hours per week. In February 2014, certain requirements of the employer mandate were partially delayed. Employers with 100 or more full time equivalent employees were required to insure at least 70% of their employees beginning in 2015 and 95% of their employees by 2016; employers with 50-99 full time equivalent employees are required to start insuring their employees in

2016. We cannot predict what action the federal government might take to lift or extend the delay or the impact of any such action on insurance coverage.

Another key provision of the ACA is the expansion of Medicaid coverage. Prior to the passage of the ACA, the Medicaid program offered federal funding to states to assist only limited categories of low-income individuals (including children, pregnant women, the blind and the disabled) in obtaining medical care. The ACA expanded eligibility under existing Medicaid programs to virtually all individuals under 65 years old with incomes up to 138% of the federal poverty level beginning in 2014. Under the ACA, the federal government will pay 100% of the costs of Medicaid expansion in 2014, 2015 and 2016; federal funding will be reduced to 90% over the course of the four-year period from 2017 through 2020, and it will remain at 90% for 2021 and beyond. The expansion of the Medicaid program in each state requires state legislative or regulatory action and the approval by CMS of a state Medicaid plan amendment. At December 31, 2015, 31 states and the District of Columbia have taken action to expand Medicaid, and one other is considering action to expand in the near future. We currently operate hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs. We cannot provide any assurances as to whether or when the other states in which we operate might choose to expand their Medicaid programs.

We anticipate that healthcare providers will continue to generally benefit over time from insurance coverage provisions of the ACA; however, the ACA also contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending to offset the cost of ACA or reduce payments for uncompensated care as the number of uninsured individuals declines, including: (1) negative adjustments to the annual market basket updates for Medicare inpatient, outpatient, long-term acute and inpatient rehabilitation prospective payment systems, which began in 2010, as well as additional “productivity adjustments” that began in 2011; and (2) reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2018. We are unable to predict the net effect of the ACA on our future revenues and operations at this time due to uncertainty regarding the ultimate number of uninsured individuals who will obtain and retain insurance coverage, uncertainty regarding future negotiations with payers, uncertainty regarding Medicaid expansion, and gradual and, in some cases, delayed implementation. Furthermore, we are unable to predict the outcome of continuing legal challenges to certain provisions of the ACA, what action, if any, Congress might take with respect to the ACA or the actions individual states might take with respect to expanding Medicaid coverage. For a discussion of the risks and uncertainties associated with the ACA, including the future course of related legislation and regulations, see Item 1A, Risk Factors, of Part I of this report.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2015, 2014 and 2013 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2015(1)	2014(1)	2013
Medicare severity-adjusted diagnosis-related group — operating	$1,744	$1,677	$1,201
Medicare severity-adjusted diagnosis-related group — capital	161	154	107
Outliers	61	69	53
Outpatient	953	896	594
Disproportionate share	337	370	250
Direct Graduate and Indirect Medical Education(2)	256	250	138
Other(3)	5	98	42
Adjustments for prior-year cost reports and related valuation allowances	62	30	32
Total Medicare net patient revenues	$3,579	$3,544	$2,417

(1)

Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as TRMC, Resolute Health Hospital, Emanuel Medical Center, Hi-Desert Medical Center and our hospitals located in Tucson, Arizona.

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

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Prior to October 1, 2013, DSH payments were determined annually based on certain statistical information defined by CMS and calculated as a percentage add-on to the MS-DRG payments. The ACA revised the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2014. Under the revised methodology, hospitals receive 25% of the amount they previously would have received under the pre-ACA formula. This amount is referred to as the “Empirically Justified Amount.”

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC DSH Amount”). The UC DSH Amount is a hospital’s share of a pool of funds that equal 75% of what otherwise would have been paid as Medicare DSH, adjusted for changes in the percentage of individuals that are uninsured. For FFY 2014, each Medicare DSH hospital’s share of the UC DSH Amount pool is based on its share of insured low income days reported by all Medicare DSH hospitals. Generally, the factors used to calculate and distribute the UC DSH pool are set forth in ACA and are not subject to administrative or judicial review. The annual estimate of the size of the pool is made by the CMS Office of the Actuary and is based on the projections of total DSH payments that would have been made under the pre-ACA formula. Although the statute requires that each hospital’s cost of uncompensated care as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool, CMS determined that the available cost data was unreliable and is using low income days (i.e., Medicaid days) to distribute the pool. Although CMS indicated that it would provide additional information regarding the UC DSH allocation basis in the FFY 2017 IPPS Proposed Rule, we cannot predict what action, if any, CMS will take, the timing of such action, or what impact such action will have on our net revenues and cash flows.

During 2015, 71 of our acute care hospitals in continuing operations qualified for Medicare DSH payments. One of the variables used in the pre-ACA DSH formula is the number Medicare inpatient days attributable to patients receiving Supplemental Security Income (“SSI”) who are also eligible for Medicare Part A benefits divided by total Medicare inpatient days (the “SSI Ratio”). In an earlier rulemaking, CMS established a policy of including not only days attributable to Original Medicare Plan patients, but also Medicare Advantage patients in the SSI ratio. The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates (“FFY 2005 Final Rule”). We are not able to predict what action the Secretary might take with respect to the DSH calculation in this regard; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2015, 30 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

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

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per-diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. At December 31, 2015, 27 of our general hospitals operated IPF units.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system. At December 31, 2015, we operated one freestanding IRF, and 20 of our general hospitals operated IRF units.

Physician Services Payment System

Medicare pays for physician and other professional services based on a list of services and their payment rates called the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service on the fee schedule, CMS considers the amount of work required to provide a service, expenses related to maintaining a practice, and liability insurance costs. The values given to these three types of resources are adjusted by variations in the input prices in different markets, and then a total is multiplied by a standard dollar amount, called the fee schedule’s conversion factor, to arrive at the payment amount. Medicare’s payment rates may be adjusted based on provider characteristics, additional geographic designations and other factors. The conversion factor updates payments for physician services every year according to payment updates and provisions prescribed by The Medicare Access and Children’s Health Insurance Program Act (“MACRA”) that was signed into law on April 16, 2015.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 18.3%, 18.1% and 16.5% of total net patient revenues before provision for doubtful accounts of our continuing general hospitals for the years ended December 31, 2015, 2014 and 2013, respectively. We also receive DSH payments under various state Medicaid programs. For the years ended December 31, 2015, 2014 and 2013, our total Medicaid supplemental revenues attributable to DSH and other supplemental revenues, including California provider fee program and Texas 1115 waiver program revenues described on the next page, were approximately $888 million, $817 million and $428 million, respectively. The 2013 amount includes only three months of revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013. During the year ended December 31, 2015, we recorded an unfavorable adjustment of $35 million to reduce Medicaid supplemental revenues recognized over the past several years by our Valley Baptist hospitals in South Texas. This adjustment was necessary as a result of the state’s recent review and update of several factors that influence payments to individual hospitals and state funding levels. Also during the year ended December 31, 2015, we recognized a $41 million favorable adjustment to increase the Medicaid supplemental revenues of our Detroit hospitals ($21 million of which related to the year ended December 31, 2014). This adjustment related to a recent update by Michigan of estimated funding levels, which increased as result of the expansion of the state’s Medicaid program effective April 1, 2014.

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or received waivers under Section 1115 of the Social Security Act. Under a Medicaid waiver, the federal government waives certain Medicaid requirements, thereby giving states flexibility in the operation of their Medicaid program to allow states to test new approaches and demonstration projects to improve care. Generally the Section 1115 waivers are for a period of five years with an option to extend the waiver for three additional years. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

The Governor of California signed the Hospital Quality Assurance Fee (“HQAF”) renewal bill into law in October 2013, extending California’s provider fee program for three years beginning January 2014 (with a framework to renew the program for at least three additional years beyond 2016), and CMS approved the 36-month HQAF program in the three months ended December 31, 2014. As of December 31, 2015, we expect the 36-month HQAF program will result in revenues for our hospitals, net of provider fees and other expenses, of approximately $574 million in total.

Certain of our Texas hospitals began to participate in the Texas Section 1115 demonstration waiver program. The current waiver five-year term expires on September 30, 2016, is funded by intergovernmental transfer payments from local government entities, and includes two funding pools – Uncompensated Care and Delivery System Reform Payment. In 2015, we recognized $133 million of revenues from the Texas 1115 waiver programs. Separately, during the same period, we incurred $121 million of expenses related to funding indigent care services by certain of our Texas hospitals. On September 30, 2015, the State of Texas submitted a request to CMS to extend the 1115 waiver program for a period of five years. We cannot provide any assurances as to the extension of the 1115 waiver program, or the ultimate amount of revenues that our hospitals may receive from this program in 2016 or future periods.

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

Medicaid-related patient revenues recognized by our continuing general hospitals from Medicaid-related programs in the states in which they are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2015, 2014 and 2013 are set forth in the table below:

	Years Ended December 31,
	2015(1)		2014(1)		2013
		Managed		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$366	$306	$337	$270	$64	$96
California	343	401	311	257	241	162
Texas	264	237	280	223	150	148
Florida	97	162	158	103	176	61
Illinois	88	50	80	32	33	6
Georgia	69	39	73	36	76	35
Missouri	50	14	67	9	64	6
Pennsylvania	66	206	73	194	74	200
Massachusetts	37	50	39	46	9	8
North Carolina	28	6	26	5	31	3
Alabama	37	—	12	—	13	—
South Carolina	16	33	18	34	25	26
Tennessee	6	32	7	29	6	27
Arizona	(16)	195	1	113	9	21
	$1,451	$1,731	$1,482	$1,351	$971	$799

(1)

Includes revenues related to the 28 hospitals we acquired from Vanguard on October 1, 2013, as well as TRMC, Resolute Health Hospital, Emanuel Medical Center, Hi-Desert Medical Center and our hospitals located in Tucson, Arizona.

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

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.4% increase in payments for hospitals in large urban areas (populations over one million). The payment and policy changes result in an estimated 1.4% decrease in our annual IPPS payments, which yields an estimated reduction of approximately $35 million in our annual Medicare IPPS payments. Most of this decrease is due to an expected decline in Medicare UC-DSH reimbursement. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate.

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems

On October 30, 2015, CMS released the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System changes for calendar year 2016 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•

An estimated net decrease in the OPPS rates of 0.3% based on the projected market basket increase of 2.4% reduced by a multifactor productivity adjustment of 0.5%, an additional 0.2% adjustment required by the ACA and a 2.0% reduction to correct for inflation in OPPS payment rates;

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

•	Temporarily extending through 2017 the CHIP and a number of other expiring provisions, some of which increase payments to hospitals, physicians and ambulance providers;

•	Delaying by one year the effective date and revising the reductions to Medicaid DSH allotments to states as required by the ACA from FFY 2017 to 2018;

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

•

Clarification of the calculation of the percentage of physician ownership of a hospital, which is limited under the ACA to specify that the percentage would include all doctors rather than just those who refer to the hospital; and

•	Providing payment for certain advance care planning services provided by physicians and other practitioners to Medicare beneficiaries.

Comprehensive Care for Joint Replacement Final Rule

On November 16, 2015, CMS issued the Comprehensive Care for Joint Replacement (“CJR”) Final Rule (“CJR Final Rule”). The CCJR Final Rule introduces a fee-for-service demonstration payment model that will hold hospitals financially accountable for the quality of care delivered to Medicare fee-for-service beneficiaries for lower extremity joint replacement (“LEJR”) (i.e., hip and knee replacement) episodes from surgery through recovery for a period of 90 days following discharge. With some limited exceptions, the five-year demonstration program is effective on April 1, 2016 and is mandatory for all IPPS hospitals located in 67 geographic areas. Beginning in 2017, participating hospitals will be eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria.

As of December 31, 2015, 20 of our acute care hospitals and four short-stay surgical hospitals operated by our USPI joint venture are located in one of the 67 geographic areas selected by CMS for the CJR demonstration program. We cannot predict what impact, if any, the CJR Final Rule will have on our inpatient volumes, net revenues or cash flows.

Bipartisan Budget Act of 2015

On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (“BBA 2015”). The legislation raises the debt ceiling through March 2017 and establishes a federal budget through FFY 2017. The BBA 2015 includes the following payment policies affecting Medicare beneficiaries, hospitals and other providers:

•	Medicare Part B premium relief for the 30% of beneficiaries facing massive increases beginning in 2016;

•

An extension through FFY 2025 of a 2% reduction (referred to as the “sequestration adjustment”) to all Medicare payments, mandated by the Budget Control Act of 2011, that was originally scheduled to expire in 2021 and subsequently extended through 2024; and

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

Medicare Claims Reviews

HHS estimates that approximately 12.1% of all Medicare Fee-For-Service (“FFS”) claim payments in FFY 2015 were improper. CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of

Medicare Trust Fund dollars. As a result, in addition to the Recovery Audit Contractor (“RAC”) program, which currently performs post-payment claims reviews, CMS has recently established initiatives to prevent improper payments before a claim is processed. These initiatives include a significant increase in the number of prepayment claims reviews performed by MACs.

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

During the year ended December 31, 2015, we recognized approximately $72 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs as a result of 54 of our hospitals, and certain of our employed physicians and Ambulatory Care segment facilities, demonstrating meaningful use of certified EHR technology. The final Medicare EHR incentive payments are determined when the cost report that begins in the federal fiscal year during which the hospital achieved meaningful use is settled. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

We anticipate recognizing approximately $30 million of Medicare and Medicaid EHR incentive payments in 2016. In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Eligible hospitals must continue to demonstrate meaningful use of EHR technology every year to avoid payment reductions in subsequent years. These reductions, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to become meaningful users (or fail to continue to demonstrate meaningful use) of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of up to $30 million in 2016 and up to $60 million in 2017 and subsequent years.

The complexity of the changes required to our hospitals’ systems and the time required to complete the changes will likely result in some or all of our facilities and physicians not being fully compliant in time to be eligible for the maximum HIT funding permitted under ARRA. Because of the uncertainties regarding the implementation of HIT, including CMS’ future EHR implementation regulations, our ability to achieve compliance and the associated costs, we cannot provide any assurances regarding the aforementioned estimates of incentives or penalties in future periods.

PRIVATE INSURANCE

Managed Care

We currently have thousands of managed care contracts with various HMOs and PPOs. HMOs generally maintain a full-service healthcare delivery network comprised of physician, hospital, pharmacy and ancillary service providers that HMO members must access through an assigned “primary care” physician. The member’s care is then managed by his or her primary care physician and other network providers in accordance with the HMO’s quality assurance and utilization review guidelines so that appropriate healthcare can be efficiently delivered in the most cost-

effective manner. HMOs typically provide reduced benefits or reimbursement (or none at all) to their members who use non-contracted healthcare providers for non-emergency care.

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

The amount of our managed care net patient revenues during the years ended December 31, 2015, 2014 and 2013 was $10.6 billion, $9.3 billion and $6.3 billion, respectively. Approximately 62% of our managed care net patient revenues for the year ended December 31, 2015 was derived from our top ten managed care payers. National payers generated approximately 48% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2015 and 2014 approximately 59% and 60%, respectively, of our net accounts receivable related to continuing operations were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2015, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the year ended December 31, 2015, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At December 31, 2015 and 2014, approximately 5% and 7%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a new Consumer Financial Protection Bureau (“CFPB”) was formed within the U.S. Federal Reserve to promote transparency, simplicity, fairness, accountability and equal access in the market for consumer financial products or services, including debt collection services. The Dodd-Frank Act gives significant discretion to the CFPB in establishing regulatory requirements and enforcement priorities. We believe that the CFPB regulatory and enforcement processes will have a significant impact on Conifer’s operations.. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized, in the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Estimated costs for:
Self-pay patients	$678	$620	$545
Charity care patients	$191	$180	$158
DSH and other supplemental revenues	$888	$817	$428

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
			Increase
	2015	2014	(Decrease)
Net operating revenues:
General hospitals	$16,741	$15,518	$1,223
Other operations	3,370	2,390	980
Net operating revenues before provision for doubtful accounts	20,111	17,908	2,203
Less provision for doubtful accounts	1,477	1,305	172
Net operating revenues	18,634	16,603	2,031
Equity in earnings of unconsolidated affiliates	99	12	87
Operating expenses:
Salaries, wages and benefits	9,011	8,023	988
Supplies	2,963	2,630	333
Other operating expenses, net	4,555	4,114	441
Electronic health record incentives	(72)	(104)	32
Depreciation and amortization	797	849	(52)
Impairment and restructuring charges, and acquisition-related costs	318	153	165
Litigation and investigation costs	291	25	266
Gains on sales, consolidation and deconsolidation of facilities	(186)	—	(186)
Operating income	$1,056	$925	$131

	Years Ended December 31,
			Increase
	2015	2014	(Decrease)
Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	0.5%	0.1%	0.4%
Operating expenses:
Salaries, wages and benefits	48.4%	48.3%	0.1%
Supplies	15.9%	15.8%	0.1%
Other operating expenses, net	24.4%	24.8%	(0.4)%
Electronic health record incentives	(0.4)%	(0.6)%	0.2%
Depreciation and amortization	4.3%	5.1%	(0.8)%
Impairment and restructuring charges, and acquisition-related costs	1.7%	0.9%	0.8%
Litigation and investigation costs	1.5%	0.2%	1.3%
Gains on sales, consolidation and deconsolidation of facilities	(1.0)%	—%	(1.0)%
Operating income	5.7%	5.6%	0.1%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 83% and 87% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2015 and 2014, respectively.

Net operating revenues from our other operations were $3.370 billion and $2.390 billion in the years ended December 31, 2015 and 2014, respectively. The increase in net operating revenues from other operations during 2015 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity earnings for unconsolidated affiliates were $99 million and $12 million for the years ended December 31, 2015 and 2014, respectively. The increase in equity earnings of unconsolidated affiliates in the 2015 period compared to the 2014 period primarily relates to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 75 hospitals and six health plans operated throughout the years ended December 31, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, Emanuel Medical Center, which we acquired on August 1, 2014, Hi-Desert Medical Center, which we began operating on July 15, 2015, our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015,  SLUH, which we sold on August 31, 2015, our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, and DMC Surgery Hospital, which we closed in October 2015, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to the sale of SLUH and our contribution of freestanding ambulatory surgery and imaging center assets to the

USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Same Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Selected Operating Expenses	2015	2014	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$7,438	$7,005	6.2%
Supplies	2,590	2,459	5.3%
Other operating expenses	3,779	3,569	5.9%
Total	$13,807	$13,033	5.9%
Salaries, wages and benefits per adjusted patient admission(1)	$5,579	$5,433	2.7%
Supplies per adjusted patient admission(1)	1,943	1,889	2.9%
Other operating expenses per adjusted patient admission(1)	2,856	2,774	3.0%
Total per adjusted patient admission	$10,378	$10,096	2.8%
Ambulatory Care
Salaries, wages and benefits	$301	$87	246.0%
Supplies	188	61	208.2%
Other operating expenses	196	74	164.9%
Total	$685	$222	208.6%
Conifer
Salaries, wages and benefits	$852	$727	17.2%
Other operating expenses	296	263	12.5%
Total	$1,148	$990	16.0%
Rent/lease expense(2)
Hospital Operations and other	$214	$191	12.0%
Conifer	16	21	(23.8)%
Ambulatory Care	41	22	86.4%
Total	$271	$234	15.8%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments: Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care facilities, freestanding emergency departments, physician practices and health plans; Ambulatory Care, which is comprised of our freestanding ambulatory surgery and imaging centers, short-stay surgical facilities and Aspen’s hospitals and clinics; and Conifer, which operates revenue cycle management and patient communication and engagement services businesses.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 75 hospitals and six health plans operated throughout the years ended December 31, 2015 and 2014. The results of TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, Emanuel Medical Center, which we acquired on August 1, 2014, Hi-Desert Medical Center, which we began operating on July 15, 2015, our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, SLUH, which we sold on August 31, 2015,  our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, and DMC Surgery Hospital, which we closed in October 2015, are excluded. Certain previously reported information has been reclassified to conform to the current-year presentation, primarily related to the sale of SLUH and our contribution of freestanding ambulatory surgery and imaging center assets to the USPI joint venture. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2015	2014	(Decrease)
Total admissions	774,480	765,951	1.1%
Adjusted patient admissions(1)	1,333,227	1,301,936	2.4%
Paying admissions (excludes charity and uninsured)	733,155	722,455	1.5%
Charity and uninsured admissions	41,325	43,496	(5.0)%
Admissions through emergency department	489,401	479,805	2.0%
Paying admissions as a percentage of total admissions	94.7%	94.3%	0.4	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.3%	5.7%	(0.4)	%(2)
Emergency department admissions as a percentage of total admissions	63.2%	62.6%	0.6	%(2)
Surgeries — inpatient	211,063	209,385	0.8%
Surgeries — outpatient	276,890	273,248	1.3%
Total surgeries	487,953	482,633	1.1%
Patient days — total	3,573,155	3,566,694	0.2%
Adjusted patient days(1)	6,083,749	5,993,861	1.5%
Average length of stay (days)	4.61	4.66	(1.1)%
Number of hospitals (at end of period)	75	75	—	(2)
Licensed beds (at end of period)	19,882	19,984	(0.5)%
Average licensed beds	19,969	19,905	0.3%
Utilization of licensed beds(3)	49.0%	49.1%	(0.1)	%(2)

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

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Outpatient Visits	2015	2014	(Decrease)
Total visits	7,831,785	7,496,243	4.5%
Paying visits (excludes charity and uninsured)	7,213,214	6,859,531	5.2%
Charity and uninsured visits	618,571	636,712	(2.8)%
Emergency department visits	2,816,943	2,738,233	2.9%
Surgery visits	276,890	273,248	1.3%
Paying visits as a percentage of total visits	92.1%	91.5%	0.6	%(1)
Charity and uninsured visits as a percentage of total visits	7.9%	8.5%	(0.6)	%(1)

(1)	The change is the difference between 2015 and 2014 amounts shown.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues	2015	2014	(Decrease)
Net operating revenues	$15,334	$14,553	5.4%
Revenues from charity and the uninsured	$992	$1,025	(3.2)%
Net inpatient revenues(1)	$10,079	$9,615	4.8%
Net outpatient revenues(1)	$5,630	$5,271	6.8%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $374 million and $381 million for the years ended December 31, 2015 and 2014, respectively. Net outpatient revenues include self-pay revenues of $618 million and $644 million for the years ended December 31, 2015 and 2014, respectively.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2015	2014	(Decrease)
Net inpatient revenue per admission	$13,014	$12,553	3.7%
Net inpatient revenue per patient day	$2,821	$2,696	4.6%
Net outpatient revenue per visit	$719	$703	2.3%
Net patient revenue per adjusted patient admission(1)	$11,783	$11,434	3.1%
Net patient revenue per adjusted patient day(1)	$2,582	$2,484	3.9%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Provision for Doubtful Accounts	2015	2014	(Decrease)
Provision for doubtful accounts	$1,375	$1,250	10.0%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.2%	8.0%	0.2	%(1)

(1)	The change is the difference between the 2015 and 2014 amounts shown.

REVENUES

Same-hospital net operating revenues increased $781 million, or 5.4%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in same-hospital net operating revenues in the 2015 period is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $15 million and an increase in our other operations revenues. For the years ended December 31, 2015 and 2014, our net operating revenues attributable to Medicaid DSH and other supplemental revenues were approximately $840 million and $775 million, respectively. Same-hospital net inpatient revenues increased $464 million, or 4.8%, and same-hospital admissions increased 1.1% in the 2015 period compared to the 2014 period. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Same-hospital net inpatient revenue per admission increased 3.7%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the year ended December 31, 2015. Same-hospital net outpatient revenues increased $359 million, or 6.8%, and same-hospital outpatient visits increased 4.5% in the year ended December 31, 2015 compared to the year ended December 31, 2014. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program.

Same-hospital net outpatient revenue per visit increased 2.3% primarily due to the improved terms of our managed care contracts.

PROVISION FOR DOUBTFUL ACCOUNTS

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.2% and 8.0% for the years ended December 31, 2015 and 2014, respectively. The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$360	$—	$360	$323	$—	$323
Medicaid	70	—	70	153	—	153
Net cost report settlements payable and valuation allowances	(42)	—	(42)	(51)	—	(51)
Managed care	1,715	126	1,589	1,528	99	1,429
Self-pay uninsured	509	436	73	578	482	96
Self-pay balance after insurance	208	142	66	210	133	77
Estimated future recoveries from accounts assigned to our Conifer subsidiary	144	—	144	125	—	125
Other payers	442	166	276	337	125	212
Total Hospital Operations and other	3,406	870	2,536	3,203	839	2,364
Ambulatory Care	182	17	165	49	12	37
Total discontinued operations	3	—	3	4	1	3
	$3,591	$887	$2,704	$3,256	$852	$2,404

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2015, our collection rate on self-pay accounts was approximately 29.7%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2015, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.0% at December 31, 2015.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from Hospital Operations and other segment of $2.578 billion and $2.415 billion at

December 31, 2015 and 2014, respectively, excluding cost report settlements payable and valuation allowances of $42 million and $51 million at December 31, 2015 and 2014, respectively:

	December 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	90%	65%	64%	27%	62%
61-120 days	6%	16%	16%	19%	15%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	13%	13%	43%	16%
Total	100%	100%	100%	100%	100%

	December 31, 2014
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	81%	44%	66%	29%	61%
61-120 days	9%	22%	16%	19%	16%
121-180 days	4%	12%	7%	11%	7%
Over 180 days	6%	22%	11%	41%	16%
Total	100%	100%	100%	100%	100%

Our AR Days from continuing operations were 49.5 days at both December 31, 2015 and December 31, 2014, within our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last date in the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter.

As of December 31, 2015, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $2.7 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2015 and December 31, 2014 by aging category:

	December 31,	December 31,
	2015	2014
0-60 days	$86	$85
61-120 days	14	20
121-180 days	7	10
Over 180 days	18	16
Total	$125	$131

SALARIES, WAGES AND BENEFITS

Same-hospital salaries, wages and benefits per adjusted patient admission increased by 2.7% in the year ended December 31, 2015 compared to the same period in 2014. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, and increased employee health benefits and incentive compensation costs. Salaries, wages and benefits expense for the year ended December 31, 2015 and 2014 included stock-based compensation expense of $77 million and $51 million, respectively.

At December 31, 2015, approximately 20% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 37 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at two of our hospitals where employees selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2016.

SUPPLIES

Supplies expense per adjusted patient admission for our Hospital Operations and other segment increased by 2.9% in the year ended December 31, 2015 compared to the same period in 2014. The increase in supplies expense per adjusted patient admission was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, as well as volume growth in our supply-intensive surgical services, partially offset by lower implant costs.

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

OTHER OPERATING EXPENSES, NET

Same-hospital other operating expenses per adjusted patient admission increased by 3.0% in the year ended December 31, 2015 compared to the same period in 2014. Other operating expenses on a per adjusted admission basis were impacted by:

•	higher same-hospital malpractice expense of $46 million;

•	increased information systems maintenance contract costs of $45 million;

•	additional costs related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $56 million; and

•

increased costs associated with funding indigent care services by the Texas hospitals we operated throughout both periods of $9 million, which costs were substantially offset by additional net patient revenues.

Same-hospital malpractice expense was higher in the year ended December 31, 2015 compared to the year ended December 31, 2014 due to incremental patient volumes and unfavorable adjustments to settle various cases to mitigate the risk of protracted litigation, partially offset by a favorable adjustment in the 2015 period of approximately $3 million due to a 12 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $7 million as a result of a 48 basis point decrease in the interest rate in the 2014 period.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to December 31, 2015. Information that is reported on a same-facility basis relates to the freestanding ambulatory surgery and diagnostic imaging centers that we operated throughout the year ended December 31, 2015 and 2014 and were contributed to the USPI joint venture.

Our USPI joint venture operates its short-stay surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity. We operate facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•	our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by us.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities operated by our Ambulatory Care segment (139 of 333 at December 31, 2015), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. We control 194 of the facilities we operate and account for these investments as consolidated subsidiaries.

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

Our Ambulatory Care operating income is driven by the performance of all facilities we operate and by our ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 58% of our facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes certain consolidated statements of operations items for the periods indicated:

Years Ended December 31,
Increase
Ambulatory Care Results of Operations	2015	2014	(Decrease)

Net operating revenues	$959	$320	199.7%
Equity in earnings of unconsolidated affiliates	83	—	—
Operating expenses, excluding depreciation and amortization	689	222	210.4%
Gains on sales, consolidation and deconsolidation of facilities	(32)	—	—
Depreciation and amortization	46	14	228.6%
Operating income	$339	$84	303.6%

Our Ambulatory Care net operating revenues increased by $639 million, or 199.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The growth in revenues was driven by increases from acquisitions of $603 million, and increases from our same-facility operations of $36 million, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Salaries, wages and benefits expense increased by $214 million, or 246.0%,  for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases were driven by increases in salaries, wages and benefits expense from acquisitions of $208 million, and increases in our same-facility salaries, wages and benefits expense of $6 million, for the year ended December 31, 2015 compared by the year ended December 31, 2014.

Supplies expense increased by $127 million, or 208.2%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases were driven by increases in supplies expense from acquisitions of $117 million, and increases in our same-facility supplies expense of $10 million, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other operating expenses increased by $120 million 157.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases were driven by increases in other operating expenses from acquisitions of $113 million, and increases in our same‑facility supplies expense of $7 million, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Year Ended
Ambulatory Care Facility Growth	December 31, 2015
Net revenue	11.7%
Cases	7.9%
Net revenue per case	3.6%

Joint Ventures with Health System Partners

During the three months ended June 30, 2015, we established our new Ambulatory Care segment as a result of our joint venture with USPI and our purchase of Aspen. USPI’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of December 31, 2015, the majority of facilities in our Ambulatory Care segment are operated in this model.

Year Ended
Ambulatory Care Facilities with Health System Partners	December 31, 2015
Facilities:
With a health system partner	181
Without a health system partner	152
Total facilities operated	333
Change from December 31, 2014
Acquired through USPI joint venture and Aspen acquisition	227
Other acquisitions	47
Dispositions/Mergers	(3)
Total increase in number of facilities operated	271

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $1.4 billion and $1.2 billion during the years ended December 31, 2015 and 2014, respectively, a portion of which was eliminated in consolidation as described in Note 21 to the Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients, service growth and Conifer’s acquisition of SPi Healthcare in the fourth quarter of 2014.

Salaries, wages and benefits expense for Conifer increased $125 million, or 17.2%, in the year ended December 31, 2015 compared to the year ended December 31, 2014  due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

Other operating expenses for Conifer increased $33 million, or 12.5%, in the year ended December 31, 2015  compared to the year ended December 31, 2014 due to the growth in Conifer’s business primarily attributable to Conifer’s acquisition of SPi Healthcare and expanded services to CHI.

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

Consolidated

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the year ended December 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $318 million, including $168 million of impairment charges. We recorded an impairment charge of approximately $147 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 4. We also recorded impairment charges of approximately $19 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at two of our hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals  indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, these hospitals are at risk of future impairments, particularly if we spend significant amounts of capital at the hospitals without generating a corresponding increase in the hospitals’ fair value or if the fair value of the hospitals’ real estate or equipment declines. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $45 million as of December 31, 2015 after recording the impairment charge. We also recorded $2 million related to investments. We also recorded $25 million of employee severance costs, $6 million of restructuring costs, $19 million of contract and lease termination fees, and $100 million in acquisition-related costs, which include $55 million of transaction costs and $45 million of acquisition integration costs.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the years ended December 31, 2015 and 2014 were $291 million and $25 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews described in Note 15 to our Consolidated Financial Statements.

GAINS ON SALES, CONSOLIDATION AND DECONSOLIDATION OF FACILITIES

During the year ended December 31, 2015, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $186 million, comprised of a $151 million gain on deconsolidation due to the Baylor Scott & White Health joint venture, a $3 million gain from the sale of our North Carolina facilities and $32 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2015 was $912 million compared to $754 million for the year ended December 31, 2014, primarily due to increased borrowings relating to our recent acquisitions and our $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System in South Texas.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million aggregate principal amount of our 9 1/4% senior notes due 2015 that we redeemed in the period, as well as the write-off of associated unamortized note discounts and issuance costs. During the year ended December 31, 2015, we recorded a loss of approximately $1 million.

INCOME TAX EXPENSE

During the year ended December 31, 2015, we recorded income tax expense of $68 million compared to $49 million during the year ended December 31, 2014.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests was $218 million for the year ended December 31, 2015 compared to $64 million for the year ended December 31, 2014. Net income attributable to noncontrolling interests for the year ended December 31, 2015 was comprised of $31 million related to our Hospital Operations and other segment, $138 million related to our Ambulatory Care segment and $49 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $50 million was related to the Welsh, Carson, Anderson & Stowe minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer’s revenue cycle subsidiary, Conifer Health Solutions, LLC.

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

“Adjusted EBITDA” is a non-GAAP measure that we use in our analysis of the performance of our business, which we define as net income (loss) attributable to our common shareholders before: (1) the cumulative effect of changes in accounting principle, net of tax; (2) net loss (income) attributable to noncontrolling interests; (3) preferred stock dividends; (4) income (loss) from discontinued operations, net of tax; (5) income tax benefit (expense); (6) investment earnings (loss); (7) gain (loss) from early extinguishment of debt; (8) net gain (loss) on sales of investments; (9) interest expense; (10) litigation and investigation benefit (costs), net of insurance recoveries; (11) hurricane insurance recoveries, net of costs; (12) net gains (losses) on sales, consolidation and deconsolidation of facilities; (13) impairment and restructuring charges and acquisition-related costs; and (14) depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that Adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

The following table shows the reconciliation of Adjusted EBITDA to net income attributable to our common shareholders (the most comparable GAAP term) for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(140)	$12
Less: Net income attributable to noncontrolling interests	(218)	(64)
Net loss from discontinued operations, net of tax	2	(22)
Income from continuing operations	76	98
Income tax expense	(68)	(49)
Investment earnings	1	—
Loss from early extinguishment of debt	(1)	(24)
Interest expense	(912)	(754)
Operating income	1,056	925
Litigation and investigation costs	(291)	(25)
Gains on sales, consolidation and deconsolidation of facilities	186	—
Impairment and restructuring charges, and acquisition-related costs	(318)	(153)
Depreciation and amortization	(797)	(849)
Adjusted EBITDA	$2,276	$1,952

Net operating revenues	$18,634	$16,603

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.2%	11.8%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

The following two tables summarize our net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
			Increase
	2014	2013	(Decrease)
Net operating revenues:
General hospitals	$15,518	$10,655	$4,863
Other operations	2,390	1,404	986
Net operating revenues before provision for doubtful accounts	17,908	12,059	5,849
Less provision for doubtful accounts	1,305	972	333
Net operating revenues	16,603	11,087	5,516
Equity in earnings of unconsolidated affiliates	12	15	(3)
Operating expenses:
Salaries, wages and benefits	8,023	5,371	2,652
Supplies	2,630	1,784	846
Other operating expenses, net	4,114	2,701	1,413
Electronic health record incentives	(104)	(96)	(8)
Depreciation and amortization	849	545	304
Impairment and restructuring charges, and acquisition-related costs	153	103	50
Litigation and investigation costs	25	31	(6)
Operating income	$925	$663	$262

	Years Ended December 31,
			Increase
	2014	2013	(Decrease)
Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	0.1%	0.1%	—%
Operating expenses:
Salaries, wages and benefits	48.3%	48.4%	(0.1)%
Supplies	15.8%	16.1%	(0.3)%
Other operating expenses, net	24.8%	24.4%	0.4%
Electronic health record incentives	(0.6)%	(0.9)%	0.3%
Depreciation and amortization	5.1%	4.9%	0.2%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.9%	—%
Litigation and investigation costs	0.2%	0.3%	(0.1)%
Operating income	5.6%	6.0%	(0.4)%

Net operating revenues of our general hospitals include inpatient and outpatient revenues, as well as nonpatient revenues (rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) services provided by our Conifer subsidiary to third parties and (4) our health plans. Revenues from our general hospitals represented approximately 87% and 88% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2014 and 2013, respectively.

Net operating revenues from our other operations were $2.390 billion and $1.404 billion in the years ended December 31, 2014 and 2013, respectively. The increase in net operating revenues from other operations during 2014 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our health plans acquired from Vanguard and additional physician practices. Equity earnings for unconsolidated affiliates included in our net operating revenues from other operations were $12 million and $15 million for the years ended December 31, 2014 and 2013, respectively.

Selected Operating Statistics for All Continuing Operations Hospitals—The tables below show certain selected operating statistics for our continuing operations on a total hospital basis, which includes the results of the 28 hospitals we acquired from Vanguard on October 1, 2013, TRMC, in which we acquired a majority interest on June 3, 2014, Resolute Health Hospital, which we opened on June 24, 2014, and Emanuel Medical Center, which we acquired on August 1, 2014 (in the case of Vanguard, TRMC Emanuel Medical Center, only for the period of time from acquisition to December 31, 2014) and the outpatient facilities now part of our Ambulatory Care segment beginning in 2015. We believe this information is useful to investors because it reflects our current portfolio of hospitals and the significant increase in the scale of our operations as a result of these investments.

	Years Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2014	2013	(Decrease)
Hospital Operations and other
Total admissions	791,165	558,726	41.6%
Adjusted patient admissions(1)	1,343,511	906,472	48.2%
Paying admissions (excludes charity and uninsured)	745,486	518,293	43.8%
Charity and uninsured admissions	45,679	40,433	13.0%
Admissions through emergency department	495,195	347,920	42.3%
Paying admissions as a percentage of total admissions	94.2%	92.8%	1.4	%(2)
Charity and uninsured admissions as a percentage of total admissions	5.8%	7.2%	(1.4)	%(2)
Emergency department admissions as a percentage of total admissions	62.6%	62.3%	0.3	%(2)
Surgeries — inpatient	215,660	155,634	38.6%
Surgeries — outpatient	280,320	198,033	41.6%
Total surgeries	495,980	353,667	40.2%
Patient days — total	3,695,288	2,621,245	41.0%
Adjusted patient days(1)	6,203,383	4,210,191	47.3%
Average length of stay (days)	4.67	4.69	(0.4)%
Number of hospitals (at end of period)	80	77	3
Licensed beds (at end of period)	20,814	20,293	2.6%
Average licensed beds	20,531	14,963	37.2%
Utilization of licensed beds(3)	49.3%	48.0%	1.3	%(2)
Ambulatory Care
Total Cases	561,110	348,227	61.1%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(2)	The change is the difference between the 2014 and 2013 amounts shown.
(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Years Ended December 31,
			Increase
Outpatient Visits	2014	2013	(Decrease)
Hospital Operations and other
Total visits	7,720,886	4,767,626	61.9%
Paying visits (excludes charity and uninsured)	7,059,962	4,255,554	65.9%
Charity and uninsured visits	660,924	512,072	29.1%
Emergency department visits	2,824,526	1,865,239	51.4%
Surgery visits	280,320	198,033	41.6%
Paying visits as a percentage of total visits	91.4%	89.3%	2.1	%(1)
Charity and uninsured visits as a percentage of total visits	8.6%	10.7%	(2.1)	%(1)

(1)The change is the difference between the 2014 and 2013 amounts shown.

	Years Ended December 31,
			Increase
Revenues	2014	2013	(Decrease)
Hospital Operations and other
Net operating revenues	$15,090	$9,963	51.5%
Revenues from charity and the uninsured	$1,061	$779	36.2%
Net inpatient revenues(1)	$10,015	$6,952	44.1%
Net outpatient revenues(1)	$5,448	$3,640	49.7%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $393 million and $324 million for the years ended December 31, 2014 and 2013, respectively. Net outpatient revenues include self-pay revenues of $668 million and $455 million for the years ended December 31, 2014 and 2013, respectively.

	Years Ended December 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2014	2013	(Decrease)
Hospital Operations and other
Net inpatient revenue per admission	$12,659	$12,443	1.7%
Net inpatient revenue per patient day	$2,710	$2,652	2.2%
Net outpatient revenue per visit	$706	$763	(7.5)%
Net patient revenue per adjusted patient admission(1)	$11,510	$11,685	(1.5)%
Net patient revenue per adjusted patient day(1)	$2,493	$2,516	(0.9)%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Years Ended December 31,
			Increase
Provision for Doubtful Accounts	2014	2013	(Decrease)
Hospital Operations and other
Provision for doubtful accounts	$1,300	$967	34.4%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.9%	8.8%	(0.9)	%(1)

(1)	The change is the difference between the 2014 and 2013 amounts shown.

	Years Ended December 31,
			Increase
Selected Operating Expenses	2014	2013	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$7,209	$4,740	52.1%
Supplies	2,569	1,746	47.1%
Other operating expenses	3,777	2,442	54.7%
Total	$13,555	$8,928	51.8%
Ambulatory Care
Salaries, wages and benefits	$87	$55	58.2%
Supplies	61	38	60.5%
Other operating expenses	74	48	54.2%
Total	$222	$141	57.4%
Conifer
Salaries, wages and benefits	$727	$576	26.2%
Other operating expenses	263	211	24.6%
Total	$990	$787	25.8%
Total
Salaries, wages and benefits	$8,023	$5,371	49.4%
Supplies	2,630	1,784	47.4%
Other operating expenses	4,114	2,701	52.3%
Total	$14,767	$9,856	49.8%
Rent/lease expense(1)
Hospital Operations and other	$199	$157	26.8%
Conifer	21	14	50.0%
Ambulatory Care	22	15	46.7%
Total	$242	$186	30.1%
Hospital Operations and other(2)
Salaries, wages and benefits per adjusted patient day	$1,173	$1,130	3.8%
Supplies per adjusted patient day	414	415	(0.2)%
Other operating expenses per adjusted patient day	616	583	5.7%
Total per adjusted patient day	$2,203	$2,128	3.5%
Salaries, wages and benefits per adjusted patient admission	$5,417	$5,249	3.2%
Supplies per adjusted patient admission	1,912	1,926	(0.7)%
Other operating expenses per adjusted patient admission	2,843	2,707	5.0%
Total per adjusted patient admission	$10,172	$9,882	2.9%

(1)	Included in other operating expenses.
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

REVENUES

During the year ended December 31, 2014, our net operating revenues increased $5.516 billion, or 49.8%, compared to the year ended December 31, 2013. Hospital acquisitions contributed approximately $4.849 billion to the increase in our net operating revenues, while hospitals we operated throughout both periods contributed $667 million, or additional revenues of 7.8%. The increase in total hospital net operating revenues is primarily due to higher inpatient and outpatient volumes, improved terms of our managed care contracts, $50 million of incremental net revenues from the California provider fee program ($165 million in 2014 compared to $115 million in 2013) and an increase in our other operations revenues. For the years ended December 31, 2014 and 2013, our net operating revenues attributable to DSH payments and other state-funded subsidy payments were approximately $817 million and $428 million, respectively.

During the year ended December 31, 2014, our net inpatient revenues increased $3.063 billion, or 44.1%, compared to the same period in 2013. Net inpatient revenues from hospital acquisitions contributed approximately $2.651 billion to the increase in our net inpatient revenues, while hospitals we operated throughout both periods contributed approximately $412 million, or 6.8% more revenues. Our total admissions increased 41.6% during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to our hospital acquisitions in 2014 and 2013 and organic growth. Admissions at hospitals we operated at the beginning of 2013 increased 3.0% in 2014 compared to 2013.  We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals as a result of the Affordable Care Act, and a strengthening economy. We believe our inpatient volume levels continue to be constrained by an increase in patients with high-deductible health insurance plans and industry trends reflecting the shift of certain clinical procedures being performed in an outpatient setting rather than an inpatient setting. Net inpatient revenue per admission increased 1.7% for Hospital Operations and other segment and 3.7% for hospitals we operated throughout 2014 and 2013, primarily due to the improved terms of our managed care contracts and incremental California provider fee program net revenues of our California hospitals operated at the beginning of 2013, which revenues were $150 million in 2014 compared to $115 million in 2013.

During the year ended December 31, 2014, our net outpatient revenues increased $1.808 billion, or 49.7%, and our total outpatient visits increased 61.9% compared to the same period in 2013. The growth in our outpatient revenues and volumes was related to both acquisitions and organic growth. Net outpatient revenues from acquisitions contributed approximately $1.571 billion to the increase in our net outpatient revenues, while facilities we operated throughout both periods contributed approximately $237 million, or 7.5% more revenues. The increase in total outpatient visits was primarily due to our acquisitions in 2014 and 2013. Outpatient visits associated with facilities we operated at the beginning of 2013 increased 5.2%  in 2014 compared to 2013. Growth in outpatient revenues for facilities we operated throughout both periods was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Net outpatient revenue per visit decreased 7.5% for Hospital Operations and other segment primarily due to the lower level of patient acuity at our recently opened or acquired facilities; however, net outpatient revenue per visit for facilities we operated throughout 2014 and 2013 increased 2.1%, primarily due to the improved terms of our managed care contracts.

Our Conifer subsidiary generated net operating revenues of $1.193 billion and $919 million during the years ended December 31, 2014 and 2013, respectively, a portion of which was eliminated in consolidation as described in Note 21 to the Consolidated Financial Statements. The increase in the portion that was not eliminated in consolidation is primarily due to new clients and expanded service offerings.

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

	December 31, 2014			December 31, 2013
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$323	$—	$323	$301	$—	$301
Medicaid	153	—	153	133	—	133
Net cost report settlements payable and valuation allowances	(51)	—	(51)	(75)	—	(75)
Managed care	1,528	99	1,429	1,179	69	1,110
Self-pay uninsured	578	482	96	344	290	54
Self-pay balance after insurance	210	133	77	224	141	83
Estimated future recoveries from accounts assigned to our Conifer subsidiary	125	—	125	92	—	92
Other payers	337	125	212	233	78	155
Total Hospital Operations and other	3,203	839	2,364	2,431	578	1,853
Ambulatory Care	49	12	37	45	11	34
Total discontinued operations	4	1	3	3	—	3
	$3,256	$852	$2,404	$2,479	$589	$1,890

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

Our estimated collection rate from managed care payers for hospitals we operated through 2014 and 2013 was approximately 98.3% at both December 31, 2014 and December 31, 2013.

The following tables present the approximate aging by payer of our net accounts receivable from Hospital Operations and other segment of $2.415 billion and $1.928 billion at December 31, 2014 and 2013, respectively, excluding cost report settlements payable and valuation allowances of $51 million and $75 million at December 31, 2014 and 2013, respectively:

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

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits expense as a percentage of net operating revenues decreased 0.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Salaries, wages and benefits per adjusted patient admission for our Hospital Operations and other segment increased by approximately 3.2% in the year ended December 31, 2014 compared to the same period in 2013. This change is primarily due to a greater number of employed physicians, annual merit increases for certain of our employees, increased overtime and contract labor costs, increased incentive compensation expense, an increase in the 401(k) plan maximum matching percentage for certain employee populations and increased health benefits costs. Salaries, wages and benefits expense for the year ended December 31, 2014 and 2013 included stock-based compensation expense of $51 million and $37 million, respectively.

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

SUPPLIES

Supplies expense as a percentage of net operating revenues decreased by 0.3% for the year ended December 31, 2014 compared to the year ended December 31, 2013. Supplies expense per adjusted patient admission for our Hospital Operations and other segment decreased by 0.7% in the year ended December 31, 2014 compared to the same period in 2013. The change in supplies expense per adjusted patient admission was favorably impacted by the supplies expense control measures we have in place, including rebate arrangements, partially offset by higher costs for pharmaceuticals and implants, as well as volume growth in our supply-intensive surgical services. In general, supplies expense changes are primarily attributable to changes in our patient volume levels and the mix of procedures performed.

OTHER OPERATING EXPENSES, NET

Other operating expenses as a percentage of net operating revenues was 24.8% in the year ended December 31, 2014 compared to 24.4% in the year ended December 31, 2013. Other operating expenses per adjusted patient admission for our Hospital Operations and other segment increased by 5.0% in the year ended December 31, 2014 compared to the same period in 2013. The approximately $1.335 billion, or 54.7%,  increase in other operating expenses for our Hospital Operations and other segment in the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to:

•	increases due to hospital acquisitions of $1.099 billion;

•	increased costs of contracted services for hospitals we operated throughout both periods of $46 million;

•	higher medical fees primarily related to a greater number of employed and contracted physicians for hospitals we operated throughout both periods of $49 million;

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

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2015:

		Years Ended December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
	(In Millions)
Long-term debt(1)	$20,070	$865	$865	$1,906	$2,359	$4,919	$9,156
Capital lease obligations(1)	1,057	142	154	71	61	44	585
Long-term non-cancelable operating leases	1,213	205	175	149	122	103	459
Standby letters of credit	110	105	5	—	—	—	—
Guarantees(2)	100	72	22	6	—	—	—
Asset retirement obligations	123	—	—	—	—	—	123
Academic affiliation agreements(3)	98	31	30	28	9	—	—
Tax liabilities	34	—	—	—	—	—	34
Defined benefit plan obligations	689	45	21	21	21	22	559
Construction and capital improvements	241	81	80	80	—	—	—
Information technology contract services	1,392	294	227	230	233	237	171
Purchase orders	352	352	—	—	—	—	—
Total(4)	$25,479	$2,192	$1,579	$2,491	$2,805	$5,325	$11,087

(1)	Includes interest through maturity date/lease termination.
(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(3)	These agreements contain various rights and termination provisions.
(4)

Professional liability and workers’ compensation reserves, and our obligations under the Put/Call Agreement, as defined in Note 16 to our Consolidated Financial Statements, have been excluded from the table. At December 31, 2015, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $177 million and $578 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $58 million and $192 million, respectively. In January 2016, subsidiaries of Welsh, Carson, Anderson & Stowe delivered a put notice for the minimum number of shares they are required to put to us in 2016 according to the Put/Call Agreement. The estimated amount we will pay to repurchase these shares is $127 million.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2015:

•

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

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2015, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.86x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible assets divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections of Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements. Capital expenditures were $842 million, $933 million and $691 million in the years ended December 31,  2015, 2014 and 2013, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2016 will total approximately $850 million to $900 million, including $133 million that was accrued as a liability at December 31, 2015. Our budgeted 2016 capital expenditures include approximately $5 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the year ended December 31, 2015,  we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgical facility assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. In addition, we began operating Hi-Desert Medical Center, which is a 59-bed acute care hospital in Joshua Tree, California, and its related healthcare facilities, including a 120-bed skilled nursing facility, an ambulatory surgery center and an imaging center, under a long-term lease agreement. Furthermore, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network, which is comprised of three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers, and other affiliated businesses, in Tucson and Nogales, Arizona. We also formed a new joint venture with Baptist Health Systems, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership in the joint venture, and manage the network’s operations. The network has more than 1,700 licensed beds, nine outpatient centers, 68 physician clinics, delivering primarily and specialty care, and more than 7,000 employees and approximately 1,500 affiliated physicians. Additionally, we acquired majority interests in nine ambulatory surgery centers (all of which are owned by our USPI joint venture) and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $940 million.

Interest payments, net of capitalized interest, were $859 million, $726 million and $426 million in the years ended December 31, 2015, 2014 and 2013, respectively.

Income tax payments, net of tax refunds, were approximately $7 million in the year ended December 31, 2015 compared to approximately $8 million in the year ended December 31, 2014. At December 31, 2015, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.8 billion pretax expiring in 2024 to 2034, (2) approximately $28 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $22 million expiring in 2023 to 2035, and (4) state NOL carryforwards of $3.1 billion expiring in 2015 to 2035 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $12 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership by more than 50 percentage points (by value) over a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, our offering of stock, the purchase or sale of our stock by five-percent shareholders, or the issuance or exercise of rights to acquire our stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before June 30, 2004. All disputed issues with respect to these audits have been resolved, and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and Vanguard’s tax returns for fiscal years ended after June 30, 2004 remain subject to examination by the IRS.  Vanguard’s tax returns for fiscal years ended June 30, 2013 and October 1, 2013 are currently under audit by the IRS.  USPI tax returns for years ended after December 31, 2011 remain subject to audit.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2015 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long-term debt and borrowings under our revolving credit facility. We had approximately $356 million of cash and cash equivalents on hand at December 31, 2015 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $995 million based on our borrowing base calculation as of December 31, 2015.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $1.026 billion in the year ended December 31, 2015 compared to $687 million in the year ended December 31, 2014. Key positive and negative factors contributing to the change between the 2015 and 2014 periods include the following:

•

Increased income from continuing operations before income taxes of $324 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, acquisition-related costs, and depreciation and amortization in the year ended December 31, 2015 compared to the year ended December 31, 2014;

•	$436 million less cash used by the change in accounts receivable, net of provision of doubtful accounts, in the 2015 period;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $57 million and $95 million, respectively, in the year ended December 31, 2015 compared to the year ended December 31, 2014;

•	An increase of $32 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $133 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash. These initiatives may include the sale of underutilized or inefficient assets.

Capital expenditures were $842 million and $933 million in the years ended December 31, 2015 and 2014, respectively.

In November 2015, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expires in December 2016. Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations. Pursuant to the share repurchase program, we paid approximately $40 million to repurchase a total of 1,242,806 shares during the period from the commencement of the program through December 31, 2015.

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

We record our investments that are available-for-sale at fair market value. As shown in Note 19 to the Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility and remove certain restrictions with respect to the borrowing base eligibility of certain account receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of December 4, 2020. At December 31, 2015, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2015, we had no cash borrowings outstanding under the revolving credit facility, and we had approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $995 million was available for borrowing under the revolving credit facility at December 31, 2015.

On March 7, 2014, we entered into a new letter of credit facility agreement that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our Credit Agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. At December 31, 2015, we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020 (the “Secured Notes”), and assumed $1.9 billion aggregate principal amount of 6 3/4% senior notes, which will mature on June 15, 2023 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”), issued by THC Escrow Corporation II. We will pay interest on the Secured Notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, which payments commenced on September 15, 2015. The Secured Notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 3 1/2%. We will pay interest on the Unsecured Notes semi-annually in arrears on June 15 and December 15 of each year, which payments commenced on December 15, 2015. The proceeds from the sale of the Notes were used to repay borrowings outstanding under our Interim Loan Agreement and

Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

In September 2014, we sold $500 million aggregate principal amount of 5 1/2% senior notes, which will mature on March 1, 2019. We will pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on March 1, 2015. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of indebtedness and drawings under our Credit Agreement, related transaction fees and expenses, and acquisitions.

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

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of previously announced asset divestitures, future borrowings or potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we acquire. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with a significant monetary resolution of the Clinica de la Mama qui tam action and criminal investigation described in Note 15 to our Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2015, 2014 and 2013 include $94 million, $49 million and $392 million, respectively, of net operating revenues and $15 million, ($1) million and $72 million, respectively, of operating income (loss) generated from hospitals operated by us under operating lease arrangements (two hospitals for the year ended December 31, 2015 and 2014, one hospital for the year ended December 31, 2013). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. One of the hospitals operated by us under an operating lease arrangement was contributed to one of our joint ventures with Baylor Scott & White Health effective January 1, 2016, as further described in Note 4 to our Consolidated Financial Statements included in this report. The remaining operating lease is currently scheduled to expire in 2016 and  may be renewed through 2046. If we are unable to extend the lease or purchase the hospital, we would no longer generate revenues or expenses from the hospital.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $210 million of standby letters of credit outstanding and guarantees as of December 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 22 to our Consolidated Financial Statements included in this report for a discussion of recently issued accounting standards.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2015, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over a look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2015, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

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

Our estimated reserves for professional and general liability claims will change significantly if future claims differ from expected trends. We believe it is reasonably likely for there to be a 5% increase or decrease in the number of expected claims or average cost per claim. Based on our reserves and other information as of December 31, 2015, a 5% increase in the number of expected claims would increase the estimated reserves by $50 million, and a 5% decrease in the number of expected claims would decrease the estimated reserves by $40 million. A 5% increase in the average cost per claim would increase the estimated reserves by $50 million, and a 5% decrease in the average cost per claim would decrease the estimated reserves by $43 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 2.09%, 1.97% and 2.45% at December 31, 2015, 2014 and 2013, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $22 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2015,  2014 and 2013:

	December 31,
	2015	2014	2013
Case reserves	$219	$253	$188
Incurred but not reported and loss development reserves	584	472	575
Total undiscounted reserves	$803	$725	$763

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

Malpractice claims generally take four to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves at both December 31, 2015 and 2014 representing unsettled claims is approximately 98%.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2015	2014	2013
Accrual for professional and general liability claims, beginning of the year	$681	$711	$356
Assumed from acquisition	29	—	373
Expense (income) related to:(1)
Current year	151	144	102
Prior years	95	57	13
Expense (income) from discounting	(3)	7	(13)
Total incurred loss and loss expense	243	208	102
Paid claims and expenses related to:
Current year	(3)	(3)	(3)
Prior years	(195)	(235)	(117)
Total paid claims and expenses	(198)	(238)	(120)
Accrual for professional and general liability claims, end of year	$755	$681	$711

(1)

Total malpractice expense for continuing operations, including premiums for insured coverage, was $283 million, $232 million and $112 million in the years ended December 31, 2015, 2014 and 2013, respectively.

ACCRUALS FOR DEFINED BENEFIT PLANS

Our defined benefit plan obligations and related costs are calculated using actuarial concepts. The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. During the year ended December 31, 2015, the Society of Actuaries issued a  new mortality improvement scale (MP-2015), which we incorporated into the estimates of our defined benefit plan obligations as of December 31, 2015. During the year ended December 31, 2014, the Society of Actuaries issued new mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which we incorporated into the estimates of our defined benefit plan obligations as of December 31, 2014.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting these rates is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and impacts pension expense. Our discount rates for 2015 ranged from 4.67% to 4.75% and our discount rate for 2014 ranged from 4.16% to 4.25%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2016 by approximately $3 million and would increase the projected benefit obligation at December 31, 2015 by approximately $186 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2016 by approximately $1 million and decrease the projected benefit obligation at December 31, 2015 by approximately $153 million.

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

During the year ended December 31, 2015, we recorded $168 million of impairment charges. We recorded an impairment charge of approximately $147 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 4. We also recorded impairment charges of approximately $19 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at two of our hospitals. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improve to the extent that the estimated future undiscounted cash flows exceeds the carrying value of the long-lived assets, these hospitals are at risk of future impairments. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $45 million as of December 31, 2015 after recording the impairment charge. We also recorded $2 million related to investments. We also had four hospitals whose estimated future undiscounted cash flows did not exceed the carrying value of long-lived assets. However, in each case, the fair value of those assets, based on independent appraisals, established market values of comparable assets or internal estimates exceeded the carrying value, so no impairment was recorded. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets and, if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

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

Effective June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI. As of December 31, 2015, our continuing operations consisted of three reportable segments, our Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended June 30, 2015, within our Hospital Operations and other segment, we combined our Central region with our Resolute Health, San Antonio and South Texas markets to create our new Texas region, and we moved our hospitals and other operations in Tennessee from our Texas region to our Southern region. Our Hospital Operations and other segment is currently structured as follows:

•	Our Texas region included all of our hospitals and other operations in Missouri, New Mexico and Texas;

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, Georgia, South Carolina and Tennessee;

•	Our Western region included all of our hospitals and other operations in Arizona and California; and

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area.

These regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level.

The allocated goodwill balance related to our Hospital Operations and other segment totals approximately $3.122 billion, of which the Texas Region has the largest balance at $1.742 billion.  In our latest impairment analysis as of December 31, 2015, the estimated fair value of the Texas Region exceeded the carrying value of long-lived assets, including goodwill, by approximately 23%.

The allocated goodwill balance related to our Ambulatory Care segment, consisting generally of assets acquired in 2015, totals approximately $3.243 billion.

The allocated goodwill balance related to our Conifer segment totals approximately $605 million.  In our latest impairment analysis as of December 31, 2015, the estimated fair value of the Conifer segment exceeded the carrying value of long-lived assets, including goodwill, by approximately 134%.

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

During the year ended December 31, 2013, we increased the valuation allowance by $51 million, $34 million due to the acquisition of Vanguard and $17 million primarily due to the recording of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance. During the year ended December 31, 2014, we decreased the valuation allowance by $20 million primarily due to the expiration of unutilized state net operating loss carryovers.  During the year ended December 31, 2015, we increased the valuation allowance by $9 million, $5 million due to the acquisition of USPI and $4 million due to changes in expected realizability of deferred tax assets, primarily related to unutilized state net operating loss carryforwards.  The remaining balance in the valuation allowance as of December 31, 2015 is $96 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments as of December 31, 2015. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$127	$170	$1,128	$1,677	$3,410	$7,361	$13,873	$13,467
Average effective interest rates	6.7%	7.1%	6.6%	5.5%	6.7%	7.2%	6.8%

Variable rate long-term debt	$—	$—	$—	$—	$900	$—	$900	$879
Average effective interest rates	—	—	—	—	4%	—%	—%

At December 31, 2015, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At December 31, 2015, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2015. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2015.

As more fully described under the heading “Description of Business” in Note 1 to the Consolidated Financial Statements in Item 8, we formed our USPI Holding Company, Inc. (“USPI joint venture”) and acquired European Surgical Partners Ltd. (“Aspen”) on June 16, 2015. We excluded our USPI joint venture and Aspen from our 2015 assessment of the effectiveness of our internal control over financial reporting. Our USPI joint venture and Aspen accounted for approximately 22% of total assets and 5% of net operating revenues of our consolidated financial statement amounts as of and for the year ended December 31, 2015. We expect that our internal control system will be fully implemented at our USPI joint venture and Aspen during 2016 and correspondingly evaluated by us for effectiveness.

Tenet’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2015, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ DANIEL J. CANCELMI
Trevor Fetter	Daniel J. Cancelmi
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer
February 22, 2016	February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at USPI Holding Company, Inc. and European Surgical Partners Ltd., which were formed and acquired on June 16, 2015, and whose financial statements constitute 22% of total assets, and 5% of net operating revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at USPI Holding Company, Inc. and European Surgical Partners Ltd. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for presentation of deferred tax assets and presentation of debt issuance costs in the consolidated balance sheet as of December 31, 2014 due to the adoption of Accounting Standards Update (ASU) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” and ASU 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 22, 2016

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$356	$193
Accounts receivable, less allowance for doubtful accounts ($887 at December 31, 2015 and $852 at December 31, 2014)	2,704	2,404
Inventories of supplies, at cost	309	276
Income tax receivable	7	2
Assets held for sale	550	2
Other current assets	1,245	1,093
Total current assets	5,171	3,970
Investments and other assets	1,175	384
Deferred income taxes	776	863
Property and equipment, at cost, less accumulated depreciation and amortization ($4,323 at December 31, 2015 and $4,478 at December 31, 2014)	7,915	7,733
Goodwill	6,970	3,913
Other intangible assets, at cost, less accumulated amortization ($659 at December 31, 2015 and $630 at December 31, 2014)	1,675	1,088
Total assets	$23,682	$17,951

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$127	$112
Accounts payable	1,380	1,179
Accrued compensation and benefits	880	852
Professional and general liability reserves	177	189
Accrued interest payable	205	194
Liabilities held for sale	101	—
Accrued legal settlement costs	294	45
Other current liabilities	1,144	1,006
Total current liabilities	4,308	3,577
Long-term debt, net of current portion	14,383	11,505
Professional and general liability reserves	578	492
Defined benefit plan obligations	595	633
Other long-term liabilities	594	558
Total liabilities	20,458	16,765
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,266	401
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 146,920,454 shares issued at December 31, 2015 and 145,578,735 shares issued at December 31, 2014	7	7
Additional paid-in capital	4,815	4,614
Accumulated other comprehensive loss	(164)	(182)
Accumulated deficit	(1,550)	(1,410)
Common stock in treasury, at cost, 48,425,298 shares at December 31, 2015 and 47,196,902 shares at December 31, 2014	(2,417)	(2,378)
Total shareholders’ equity	691	651
Noncontrolling interests	267	134
Total equity	958	785
Total liabilities and equity	$23,682	$17,951

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2015	2014	2013
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$20,111	$17,908	$12,059
Less: Provision for doubtful accounts	1,477	1,305	972
Net operating revenues	18,634	16,603	11,087
Equity in earnings of unconsolidated affiliates	99	12	15
Operating expenses:
Salaries, wages and benefits	9,011	8,023	5,371
Supplies	2,963	2,630	1,784
Other operating expenses, net	4,555	4,114	2,701
Electronic health record incentives	(72)	(104)	(96)
Depreciation and amortization	797	849	545
Impairment and restructuring charges, and acquisition-related costs	318	153	103
Litigation and investigation costs	291	25	31
Gains on sales, consolidation and deconsolidation of facilities	(186)	—	—
Operating income	1,056	925	663
Interest expense	(912)	(754)	(474)
Loss from early extinguishment of debt	(1)	(24)	(348)
Investment earnings	1	—	1
Net income (loss) from continuing operations, before income taxes	144	147	(158)
Income tax benefit (expense)	(68)	(49)	65
Net income (loss) from continuing operations, before discontinued operations	76	98	(93)
Discontinued operations:
Loss from operations	(5)	(17)	(5)
Litigation and investigation costs	8	(18)	(2)
Income tax benefit (expense)	(1)	13	(4)
Net income (loss) from discontinued operations	2	(22)	(11)
Net income (loss)	78	76	(104)
Less: Net income attributable to noncontrolling interests	218	64	30
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(140)	$12	$(134)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$(142)	$34	$(123)
Net income (loss) from discontinued operations, net of tax	2	(22)	(11)
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(140)	$12	$(134)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(1.43)	$0.35	$(1.21)
Discontinued operations	0.02	(0.23)	(0.11)
	$(1.41)	$0.12	$(1.32)
Diluted
Continuing operations	$(1.43)	$0.34	$(1.21)
Discontinued operations	0.02	(0.22)	(0.11)
	$(1.41)	$0.12	$(1.32)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,167	97,801	101,648
Diluted	99,167	100,287	101,648

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$78	$76	$(104)
Other comprehensive income (loss):
Adjustments for defined benefit plans	3	(258)	62
Amortization of net actuarial loss included in net periodic benefit costs	12	4	7
Unrealized gains (losses) on securities held as available-for-sale	(2)	3	—
Foreign currency translation adjustments	5	—	—
Other comprehensive income (loss) before income taxes	18	(251)	69
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	93	(25)
Total other comprehensive income (loss), net of tax	18	(158)	44
Comprehensive net income (loss)	96	(82)	(60)
Less: Comprehensive income attributable to noncontrolling interests	218	64	30
Comprehensive net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(122)	$(146)	$(90)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balance at December 31, 2012	104,633	$7	$4,471	$(68)	$(1,288)	$(1,979)	$75	$1,218
Net income (loss)	—	—	—	—	(134)	—	21	(113)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Other comprehensive income	—	—	—	44	—	—	—	44
Contributions from noncontrolling interests	—	—	56	—	—	—	49	105
Repurchases of common stock	(9,485)	—	—	—	—	(400)	—	(400)
Stock-based compensation expense and issuance of common stock	1,712	—	45	—	—	1	—	46
Balance at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income	—	—	—	—	12	—	31	43
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Contributions from noncontrolling interests	—	—	—	—	—	—	7	7
Other comprehensive income	—	—	—	(158)	—	—	—	(158)
Purchases (sales) of businesses and noncontrolling interests	—	—	(22)	—	—	—	10	(12)
Stock-based compensation expense and issuance of common stock	1,522	—	64	—	—	—	—	64
Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income (loss)	—	—	—	—	(140)	—	52	(88)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	18	—	—	—	18
Purchases (sales) of businesses and noncontrolling interests	—	—	124	—	—	—	128	252
Repurchases of common stock	(1,243)	—	—	—	—	(40)	—	(40)
Stock-based compensation expense and issuance of common stock	1,356	—	77	—	—	1	—	78
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$78	$76	$(104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	797	849	545
Provision for doubtful accounts	1,477	1,305	972
Deferred income tax expense (benefit)	42	30	(67)
Stock-based compensation expense	69	51	36
Impairment and restructuring charges, and acquisition-related costs	318	153	103
Litigation and investigation costs	291	25	31
Loss from early extinguishment of debt	1	24	348
Gains on sales, consolidation and deconsolidation of facilities	(186)	—	—
Undistributed earnings from affiliates	(99)	(10)	(13)
Amortization of debt discount and debt issuance costs	41	28	19
Pre-tax loss (income) from discontinued operations	(3)	35	7
Other items, net	59	(30)	(20)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,632)	(1,896)	(987)
Inventories and other current assets	(130)	(314)	(203)
Income taxes	18	3	—
Accounts payable, accrued expenses and other current liabilities	68	505	38
Other long-term liabilities	38	44	13
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(200)	(168)	(114)
Net cash used in operating activities from discontinued operations, excluding income taxes	(21)	(23)	(15)
Net cash provided by operating activities	1,026	687	589
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(842)	(933)	(691)
Purchases of businesses or joint venture interests, net of cash acquired	(940)	(428)	(1,515)
Proceeds from sales of facilities and other assets	549	6	20
Proceeds from sales of marketable securities, long-term investments and other assets	60	13	12
Purchases of equity investments	(134)	(12)	(1)
Other long-term assets	(4)	31	8
Other items, net	(6)	1	3
Net cash used in investing activities	(1,317)	(1,322)	(2,164)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(2,815)	(2,430)	(1,286)
Proceeds from borrowings under credit facility	2,595	2,245	1,691
Repayments of other borrowings	(2,049)	(683)	(5,133)
Proceeds from other borrowings	3,158	1,608	6,507
Repurchases of common stock	(40)	—	(400)
Debt issuance costs	(80)	(27)	(154)
Distributions paid to noncontrolling interests	(110)	(45)	(27)
Contributions from noncontrolling interests	4	18	99
Purchase of noncontrolling interests	(254)	—	—
Proceeds from exercise of stock options	15	26	22
Other items, net	30	3	5
Net cash provided by financing activities	454	715	1,324
Net increase (decrease) in cash and cash equivalents	163	80	(251)
Cash and cash equivalents at beginning of period	193	113	364
Cash and cash equivalents at end of period	$356	$193	$113
Supplemental disclosures:
Interest paid, net of capitalized interest	$(859)	$(726)	$(426)
Income tax payments, net	$(7)	$(8)	$(6)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At December 31, 2015, we operated 86 hospitals, 20 short-stay surgical hospitals, over 475 outpatient centers, and nine facilities in the United Kingdom through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). The results of 146 of these facilities, in which we hold noncontrolling interests, are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans.

Effective June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into our new USPI joint venture. We also refinanced approximately $1.5 billion of existing USPI debt and paid approximately $424 million to align the respective valuations of the assets contributed to the joint venture. We currently own 50.1% of the USPI joint venture. In addition, we completed the acquisition of European Surgical Partners Ltd. (“Aspen”) for approximately $226 million on June 16, 2015. Aspen has nine private hospitals and clinics in the United Kingdom.

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

Effective December 31, 2015, we adopted Accounting Standards Update (“ASU”) 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. All periods presented have been reclassified to reflect retrospective adoption in accordance with the provisions of ASU 2015-03 and ASU 2015‑17. The adoption of ASU 2015-03 resulted in a decrease in other intangible assets and long-term debt, net of current portion, of $190 million in the accompanying Consolidated Balance Sheet at December 31, 2014. The adoption of ASU 2015-17 resulted in a decrease in current portion of deferred income taxes and an increase in deferred income taxes of $747 million in the accompanying Consolidated Balance Sheet at December 31, 2014.

The accompanying Notes and related amounts have been recasted to reflect the formation of Ambulatory Care segment. The facilities we contributed to our new USPI joint venture were moved to the new Ambulatory Care segment. Certain prior-year amounts have also been reclassified to conform to current-year presentation.

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

Gross charges are retail charges. They are not the same as actual pricing, and they generally do not reflect what a hospital is ultimately paid and, therefore, are not displayed in our consolidated statements of operations. Hospitals are typically paid amounts that are negotiated with insurance companies or are set by the government. Gross charges are used to calculate Medicare outlier payments and to determine certain elements of payment under managed care contracts (such as stop-loss payments). Because Medicare requires that a hospital’s gross charges be the same for all patients (regardless of payer category), gross charges are what hospitals charge all patients prior to the application of discounts and allowances.

Revenues under the traditional fee-for-service Medicare and Medicaid programs are based primarily on prospective payment systems. Retrospectively determined cost-based revenues under these programs, which were more prevalent in earlier periods, and certain other payments, such as Indirect Medical Education, Direct Graduate Medical Education, disproportionate share hospital and bad debt expense reimbursement, which are based on our hospitals’ cost reports, are estimated using historical trends and current factors. Cost report settlements under these programs are subject to audit by Medicare and Medicaid auditors and administrative and judicial review, and it can take several years until final settlement of such matters is determined and completely resolved. Because the laws, regulations, instructions and rule interpretations governing Medicare and Medicaid reimbursement are complex and change frequently, the estimates recorded by us could change by material amounts.

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2015, 2014 and 2013 by $64 million, $20 million, and $38 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

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

We know of no claims, disputes or unsettled matters with any payer that would materially affect our revenues for which we have not adequately provided for in the accompanying Consolidated Financial Statements.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2015	2014	2013
General Hospitals:
Medicare	$3,403	$3,395	$2,319
Medicaid	1,451	1,482	971
Managed care	10,098	9,027	6,140
Indemnity, self-pay and other	1,726	1,561	1,162
Acute care hospitals — other revenue	63	53	63
Other:
Other operations	3,370	2,390	1,404
Net operating revenues before provision for doubtful accounts	$20,111	$17,908	$12,059

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

We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2015, 2014 and 2013, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $72 million, $104 million and $96 million of Medicare and

Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $356 million and $193 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, our book overdrafts were approximately $301 million and $264 million, respectively, which were classified as accounts payable.

At December 31, 2015 and 2014, approximately $171 million and $157 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and health plans.

Also at December 31, 2015 and 2014, we had $133 million and $150 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $95 million and $112 million, respectively, were included in accounts payable.

During the years ended December 31, 2015 and 2014, we entered into non-cancellable capital leases of approximately $162 million and $173 million, respectively, primarily for buildings and equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2015 and 2014, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates

We control 194 of the facilities operated by our Ambulatory Care segment and, therefore, consolidate their results (192 are consolidated within our Ambulatory Care segment and two are consolidated within our Hospital Operations and other segment). We account for many of the facilities our Ambulatory Care segment operates (139 of 333 at December 31, 2015) under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for our equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

December 31, 2015
Current assets	$866
Noncurrent assets	$854
Current liabilities	$(301)
Noncurrent liabilities	$(377)
Noncontrolling interests	$(309)

Year Ended
December 31, 2015
Net operating revenues	$1,335
Net income	$436
Net income attributable to the investee	$356

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are generally amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2015, 2014 and 2013, capitalized interest was $12 million, $25 million and $14 million, respectively.

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

Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years, and miscellaneous intangible assets.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate of  2.09% at December 31, 2015 and 1.97% at December 31, 2014. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our general hospitals generated 83%,  87% and 88% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2015, 2014 and 2013, respectively. Each of our operating regions and markets related to our general hospitals report directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care centers, freestanding emergency departments, physician practices and health plans. In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Previously, our business consisted of our Hospital Operations and other segment and our Conifer segment, which provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans.

Effective June 16, 2015, we completed the joint venture transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgical facility assets. We contributed our interests in

49 ambulatory surgery centers and 20 imaging centers, which had previously been included in our Hospital Operations and other segment, to the joint venture. The USPI joint venture has interests in 249 ambulatory surgery centers, 20 short-stay surgical hospitals, 20 imaging centers and 35 urgent care centers in 28 states. We also completed the acquisition of Aspen effective June 16, 2015, which includes nine private hospitals and clinics in the United Kingdom. Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and Aspen facilities. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Share Repurchase Programs

In November 2015, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expires in December 2016.  Under the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations. The program may be suspended for periods or discontinued at any time. The timing and amount of repurchase transactions will be based on an evaluation of market conditions, share purchase prices, the timing of divestiture proceeds and other factors. Pursuant to the share repurchase program, we paid approximately $40 million to repurchase a total of 1,242,806 shares during the period from the commencement of the program through December 31, 2015.

			Total Number of	Maximum Dollar Value
	Total Number of	Average Price	Shares Purchased as	of Shares That May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2015 through November 30, 2015	978	$32.71	978	$468
December 1, 2015 through December 31, 2015	265	30.25	265	460
November 1, 2015 through December 31, 2015	1,243	$32.18	1,243	$460

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

			Total Number of	Maximum Dollar Value
	Total Number of	Average Price	Shares Purchased as	of Shares That May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2012 through December 31, 2012	3,406	$29.36	3,406	$400
January 1, 2013 through January 31, 2013	531	37.13	531	380
February 1, 2013 through February 28, 2013	914	39.30	914	344
March 1, 2013 through March 31, 2013	1,010	43.95	1,010	300
Three Months Ended March 31, 2013	2,455	40.74	2,455	300
May 1, 2013 through May 31, 2013	933	46.78	933	256
June 1, 2013 through June 30, 2013	1,065	45.71	1,065	208
Three Months Ended June 30, 2013	1,998	46.21	1,998	208
July 1, 2013 through July 31, 2013	166	46.08	166	200
August 1, 2013 through August 31, 2013	1,045	40.43	1,045	158
September 1, 2013 through September 30, 2013	1,431	40.35	1,431	100
Three Months Ended September 30, 2013	2,642	40.75	2,642	100
November 1, 2013 through November 30, 2013	796	42.28	796	66
December 1, 2013 through December 31, 2013	1,594	41.62	1,594	—
Three Months Ended December 31, 2013	2,390	41.84	2,390	—
Total	12,891	$38.79	12,891	$—

Repurchased shares are recorded based on settlement date and are held as treasury stock.

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,	December 31,
	2015	2014
Continuing operations:
Patient accounts receivable	$3,486	$3,178
Allowance for doubtful accounts	(887)	(851)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	144	125
Net cost reports and settlements payable and valuation allowances	(42)	(51)
	2,701	2,401
Discontinued operations	3	3
Accounts receivable, net	$2,704	$2,404

At December 31, 2015 and 2014, our allowance for doubtful accounts was 25.4% and 26.8%, respectively, of our patient accounts receivable. Our allowance was impacted by higher patient co–pays and deductibles, partially offset by a decline in uninsured revenues due to the expansion of insurance coverage under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. Additionally, the composition of our accounts receivable has been impacted by our acquisition and divestiture activity.

Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At December 31, 2015 and 2014, our allowance for doubtful accounts for self-pay was 80.6% and 78.0%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At December 31, 2015 and 2014, our allowance for doubtful accounts for managed care was 7.5% and 6.5%, respectively, of our managed care patient accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The table below shows our estimated costs for charity care patients and self-pay patients, as well as DSH payments we received, for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Estimated costs for:
Self-pay patients	$678	$620	$545
Charity care patients	$191	$180	$158
DSH and other supplemental revenues	$888	$817	$428

As of December 31, 2015 and 2014, we had approximately $387 million and $399 million, respectively, of receivables recorded in other current assets and approximately $139 million and $212 million, respectively, of payables recorded in other current liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended June 30, 2015, we entered into a definitive agreement for the sale of the assets of our Saint Louis University Hospital (“SLUH”) to Saint Louis University. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified SLUH’s assets as “assets held for sale” in current assets and SLUH’s liabilities as “liabilities held for sale” in current liabilities in our Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. As a result of this anticipated transaction, we recorded an impairment charge of $147 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, in the three months ended June 30, 2015. We completed the sale of SLUH on August 31, 2015 at a transaction price of approximately $32 million, excluding working capital and subject to customary purchase price adjustments. Because we did not sell SLUH’s accounts receivable related to the pre-closing period, net receivables of approximately $32 million are included in accounts receivable, less allowance for doubtful accounts, in the accompanying Consolidated Balance Sheet at December 31, 2015.

Our hospitals, physician practices and related assets in North Carolina also met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. We completed the sale of our North Carolina assets on December 31, 2015 at a transaction price of approximately $191 million and recognized a gain on sale of approximately $3 million. Because we did not sell the related accounts receivable related to the pre-closing period, net receivables of approximately $45 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Consolidated Balance Sheet at December 31, 2015.

During the three months ended March 31, 2015, we entered into a definitive agreement to form two joint ventures with Baylor Scott & White Health involving the ownership and operation of Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which were operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which was owned and operated by Baylor Scott & White Health, which will hold a majority ownership interest in the joint ventures. The transactions closed on December 31, 2015 at a net transaction price of approximately $288 million, and we recorded a gain on deconsolidation of these facilities of approximately $151 million. We also recorded an equity investment in the new joint ventures of approximately $164 million, which included $11 million of cash contributed at closing.

Our hospitals, physician practices and related assets in Georgia also met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with the guidance in ASC 360, we have classified $549 million of our assets in Georgia as “assets held for sale” in current assets and $101 million of our liabilities in Georgia as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There were no impairment charges recorded as a result of these anticipated transactions. These transactions are subject to the execution of definitive asset sales agreements and customary closing conditions, including regulatory approvals.

Assets and liabilities classified as held for sale at December 31, 2015, all of which were in the Hospital Operations and other segment, were comprised of the following:

Other current assets	$14
Property and equipment	401
Other long-term assets	135
Current liabilities	(10)
Long-term liabilities	(91)
Net assets held for sale	$449

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2015, 2014 and 2013 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

Effective June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI. As of December 31, 2015, our continuing operations consisted of three reportable segments, our Hospital Operations and other, Ambulatory Care and Conifer. During the three months ended June 30, 2015, within our Hospital Operations and other segment, we combined our Central region with our

Resolute Health, San Antonio and South Texas markets to create our new Texas region, and we moved our hospitals and other operations in Tennessee from our Texas region to our Southern region. Our Hospital Operations and other segment is currently structured as follows:

•	Our Texas region included all of our hospitals and other operations in Missouri, New Mexico and Texas;

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, Georgia, South Carolina and Tennessee;

•	Our Western region included all of our hospitals and other operations in Arizona and California; and

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area.

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

Year Ended December 31, 2015

During the year ended December 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $318 million, including $168 million of impairment charges. We recorded an impairment charge of approximately $147 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 4. We also recorded impairment charges of approximately $19 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at two of our hospitals. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improves to the extent that the estimated future undiscounted cash flows exceeds the carrying value of the long-lived assets, these hospitals are at risk of future impairments. The aggregate carrying value of assets held and used of the hospital for which an impairment charge was recorded was $45 million as of December 31, 2015 after recording the impairment charge. We also recorded $2 million related to investments.  We also recorded $25 million of employee severance costs, $6 million of restructuring costs, $19 million of contract and lease termination fees, and $100 million in acquisition-related costs, which include $55 million of transaction costs and $45 million of acquisition integration charges.

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

NOTE 6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT AND LEASE OBLIGATIONS

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

Long-Term Debt and Lease Obligations

The table below shows our long-term debt as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 3/4%, due 2023	1,900	—
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
Floating % due 2020	900	—
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Credit facility due 2020	—	220
Capital leases and mortgage notes	852	487
Unamortized issue costs, note discounts and premium	(263)	(211)
Total long-term debt	14,510	11,617
Less current portion	127	112
Long-term debt, net of current portion	$14,383	$11,505

Credit Agreement

On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility and remove certain restrictions with respect to the borrowing base eligibility of certain account receivable.  The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. As of December 31, 2015, we were in compliance with all covenants and conditions in our Credit Agreement. The Credit Agreement, which has a scheduled maturity date of December 4, 2020, is collateralized by patient accounts receivable of substantially all of our domestic wholly owned hospitals. In addition, borrowings under the Credit Agreement are guaranteed by substantially all of our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2015, we had no cash borrowings outstanding under the revolving credit facility and we had approximately $5 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $995 million was available for borrowing under the revolving credit facility at December 31, 2015.

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

Drawings under any letter of credit issued under the LC Facility (including the Existing Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including Existing Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2015, we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

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

Covenants

Credit Agreement. Our Credit Agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met when the designated excess availability under the revolving credit facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The Credit Agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $100 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

Unsecured Senior Notes. The indentures governing our senior notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on principal properties and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Unsecured Notes. The indenture governing the Unsecured Notes contains covenants and terms (including terms regarding mandatory and optional redemption) that are similar to those in the indentures governing our unsecured senior notes described above. All of our senior unsecured notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described above, the obligations of our subsidiaries, and any obligations under our Credit Agreement and the LC Facility to the extent of the collateral.

Senior Secured Notes. The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of important exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding at such time) does not exceed the greater of (i) $3.2 billion or (ii) the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0; provided that the aggregate amount of all such debt secured by a lien on par to the lien securing the senior secured notes may not exceed the greater of (a) $2.6 billion or (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0.

Secured Notes. The indenture governing the Secured Notes contains covenants and terms (including terms regarding mandatory redemption) that are similar to those in the indentures governing our senior secured notes described above, except we are permitted under the indenture governing the Secured Notes to incur secured debt so long as, at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of Secured Notes outstanding at such time) does not exceed the greater of (i) $8.5 billion or (ii) the amount that would cause the secured debt ratio (as defined in the indenture) to exceed 4.0 to 1.0 and, provided further, that the aggregate amount of all such debt secured by a lien on par to the lien securing the Secured Notes does not exceed the greater of (a) $6.4 billion or (b) the amount that would cause the secured debt ratio to exceed 3.0 to 1.0. In addition, pursuant to the Secured Notes indenture, we may, at our option, redeem the Secured Notes, in whole or in part, at any time prior to June 15, 2016 at a redemption price equal to 100% of the principal amount of the notes being redeemed plus the make-whole premium set forth in the Secured Notes indenture, together with accrued and unpaid interest thereon, if any, to the redemption date. From and after June 15, 2016, we may, at our option, redeem the Secured Notes in whole or in part at the redemption prices specified in the Secured Notes indenture.

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

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2015 are as follows:

		Years Ending December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
Long-term debt, including capital lease obligations	$14,978	$142	$154	$1,112	$1,661	$4,294	$7,615
Long-term non-cancelable operating leases	$1,213	$205	$175	$149	$122	$103	$459

Rental expense under operating leases, including short-term leases, was $292 million, $242 million and $186 million in the years ended December 31, 2015, 2014 and 2013, respectively. Included in rental expense for each of these periods was sublease income of $12 million, $9 million and $8 million, respectively, which were recorded as a reduction to rental expense.

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

At December 31, 2015, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $100 million. We had a liability of $82 million recorded for these guarantees included in other current liabilities at December 31, 2015.

At December 31, 2015, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $35 million. Of the total, $17 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying  Consolidated Balance Sheet at December 31, 2015.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2015, approximately 3.4 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, from time to time, we grant performance-based options and restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe.

Our income from continuing operations for the years ended December 31, 2015, 2014 and 2013 includes $77 million, $51 million and $39 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($48 million, $32 million and $24 million, respectively, after-tax). The table below shows certain stock option and restricted stock unit grants and other awards that comprise the $77 million of stock-based compensation expense recorded in salaries, wages and benefits in the year ended December 31, 2015. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

				Stock-Based
			Fair Value	Compensation Expense
		Exercise Price	Per Share at	for Year Ended
Grant Date	Awards	Per Share	Grant Date	December 31, 2015
	(In Thousands)			(In Millions)
Stock Options:
February 28, 2013	278	$39.31	$14.46	$1
Restricted Stock Units:
May 8, 2015	44		37.06	2
February 25, 2015	1,573		45.63	22
August 25, 2014	673		59.90	9
February 26, 2014	1,329		44.12	22
June 13, 2013	318		47.13	3
February 28, 2013	842		39.31	11
Other grants				7
				$77

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2015, 2014 and 2013:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2012	4,289,192	$30.49
Granted	295,639	39.41
Exercised	(946,086)	23.34
Forfeited/Expired	(330,634)	55.79
Outstanding at December 31, 2013	3,308,111	$30.79
Granted	—
Exercised	(699,910)	33.53
Forfeited/Expired	(624,052)	47.97
Outstanding at December 31, 2014	1,984,149	$24.42
Granted	—	—
Exercised	(340,869)	29.85
Forfeited/Expired	(36,438)	42.08
Outstanding at December 31, 2015	1,606,842	$22.87	$14	3.2	years
Vested and expected to vest at December 31, 2015	1,605,971	$22.86	$14	3.2	years
Exercisable at December 31, 2015	1,328,391	$19.42	$14	3.4	years

There were 340,869 stock options exercised during the year ended December 31, 2015 with a $8 million aggregate intrinsic value, and 699,910 stock options exercised in 2014 with a $13 million aggregate intrinsic value.

As of December 31, 2015, there were less than $1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of one month.

In the years ended December 31, 2015, and 2014 there were no stock options granted.

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

The following table summarizes information about our outstanding stock options at December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	206,102	3.1	years	$4.56	206,102	$4.56
$4.57 to $25.089	910,897	4.0	years	20.99	910,897	20.99
$25.09 to $32.569	211,392	1.0	years	27.14	211,392	27.14
$32.57 to $42.529	278,451	2.2	years	39.31	—	—
	1,606,842	3.2	years	$22.87	1,328,391	$19.42

As of December 31, 2015, approximately 96.1% of all our outstanding options were held by current employees and approximately 3.9% were held by former employees.  Approximately 80.8% of our outstanding options were in-the-money, that is, they had exercise price less than the $30.30 market price of our common stock on December 31, 2015, and approximately 19.2% were out-of-the-money, that is, they had an exercise price of more than $30.30 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	1,254,297	96.6%	289,986	—%	1,544,283	96.1%
Former employees	44,702	3.4%	17,857	5.8%	62,559	3.9%
Totals	1,298,999	100.0%	307,843	5.8%	1,606,842	100.0%
% of all outstanding options	80.8%		19.2%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2015, 2014 and 2013:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2012	2,295,942	$23.40
Granted	1,564,224	41.20
Vested	(966,838)	24.20
Forfeited	(186,106)	29.69
Unvested at December 31, 2013	2,707,222	$33.34
Granted	1,772,276	48.42
Vested	(1,009,927)	27.49
Forfeited	(169,851)	36.64
Unvested at December 31, 2014	3,299,720	$40.99
Granted	1,718,057	45.51
Vested	(1,210,159)	38.40
Forfeited	(180,386)	42.46
Unvested at December 31, 2015	3,627,232	$44.69

In the year ended December 31, 2015, we granted 1,142,230 restricted stock units subject to time-vesting of which 1,067,383 will vest and be settled ratably over a three-year period from the date of the grant and  31,000 will vest 100% on the fifth anniversary of the grant date. In addition, in May 2015, we made an annual grant of 43,847 restricted stock units to our non-employee directors for the 2015-2016 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In March 2015, following the appointment of a new member of our Board of Directors, we made an initial grant of 1,311 restricted stock units to that director, which units vested immediately, but will not settle until her separation from the Board, as well as a prorated annual grant of 526 restricted stock units for the 2014-2015 board service year, which units vested immediately, but will not settle until the earlier of three years from the date of grant or her separation from the board. Also, we granted 306,968 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2015. The performance-based restricted stock units will vest ratably over a three-year period from the grant date. Based on our level of achievement with respect to the target performance goal for the year ended December 31, 2015, the  performance-based restricted stock units will be granted at 165% of the initial grant and will vest ratably over a three-year period from the grant date.

In the year ended December 31, 2014, we granted 1,046,910 restricted stock units subject to time-vesting, of which 945,409 will vest and be settled ratably over a three-year period from the grant date and 23,435 will vest 100% on the tenth anniversary of the grant date, 63,623 will vest 100% on the fifth anniversary of the grant date and 14,443 will vest 100% on the third anniversary of the grant date. In addition, our newly appointed Board of Director member received an initial grant of 1,240 restricted stock units that immediately vested but will not settle until her separation from the board and an annual grant of 1,368 restricted stock units that immediately vested but will not settle until the earlier of three years or her separation from the board.  We also granted 450,943 special retention restricted stock units to a select group of officers: two-thirds of the award will vest contingent on our achievement of a performance goal of which one-half will vest based on performance over one-year period ending in December 2015 (these grants met the 140% range) and the remaining one-half will vest based on performance over a four-year period ending in December 2018. The remaining one-third of this special retention award will vest in full on the fifth anniversary of the grant date. In addition, we granted 271,815 performance-based restricted stock units to certain of our senior officers. Based on our level of achievement with respect to the target performance goal for the year ended December 31, 2014, a total of 538,837 performance-based restricted stock units (or 200% of the initial grant) will vest ratably over a three-year period from the grant date.

As of December 31, 2015, there were $117 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2015, there were approximately 70,363 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Number of shares	145,290	162,128	100,217
Weighted average price	$43.96	$46.91	$42.88

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plan, were approximately $105 million, $92 million and $35 million for the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. One of these SERPs was frozen during the year ended December 31, 2014. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2015, the Society of Actuaries issued a new mortality improvement scale (MP-2015), which we incorporated into the estimates of our defined benefit plan obligations as of December 31, 2015. During the year ended December 31, 2014, the Society of Actuaries issued new mortality tables (RP-2014) and a mortality improvement scale (MP-2014), which we incorporated into the estimates of our defined benefit plan obligations as of December 31, 2014. These changes to our mortality assumptions decreased and increased our projected benefit obligations as of December 31, 2015 and 2014 by approximately $25 million and $87 million, respectively. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,559)	$(1,303)
Service cost	(3)	(3)
Interest cost	(64)	(66)
Actuarial gain(loss)	96	(268)
Benefits paid/employer contributions	75	81
Ending obligations	(1,455)	(1,559)
Fair value of plans assets
Beginning obligations	898	886
Gain (loss) on plan assets	(36)	70
Employer contribution	8	3
Benefits paid	(55)	(61)
Ending plan assets	815	898
Funded status of plans	$(640)	$(661)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(45)	$(28)
Other long-term liability	(595)	(633)
Accumulated other comprehensive loss	261	276
	$(379)	$(385)
SERP Assumptions:
Discount rate	4.75%	4.25%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2015	December 31, 2014
DMC Pension Plan Assumptions:
Discount rate	4.67%	4.16
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2015	December 31, 2014

(1)	The accumulated benefit obligation at December 31, 2015 and 2014 was approximately $1.443 billion and $1.544 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2015	2014	2013
Service costs	$3	$3	$2
Interest costs	64	66	25
Expected return on plan assets	(57)	(60)	(15)
Amortization of net actuarial loss	12	4	7
Net periodic benefit cost	$22	$13	$19
SERP Assumptions:
Discount rate	4.25%	5.00%	4.00%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2015	January 1, 2014	January 1, 2013
Census date	January 1, 2015	January 1, 2014	January 1, 2013
DMC Pension Plan Assumptions:
Discount rate	4.16%	5.18%	5.01%
Long-term rate of return on assets	6.50%	7.00%	7.00%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2015	January 1, 2014	October 1, 2013
Census date	January 1, 2015	January 1, 2014	January 1, 2013

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.

We recorded gain/(loss) adjustments of $15 million, ($254) million and $69 million in other comprehensive income (loss) in the years ended December 31, 2015, 2014 and 2013, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains/(losses) of $3 million, ($258) million and $62 million during the years ended December 31, 2015, 2014 and 2013, respectively, and the amortization of net actuarial loss of $12 million, $4 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $261 million, $276 million and $22 million as of December 31, 2015, 2014 and 2013, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2015, 2014 and 2013, have not yet been recognized as components of net periodic benefit costs.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2015, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	6%	5%
United States government obligations	1%	1%
Equity securities	50%	50%
Debt Securities	43%	44%

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

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements are determined. Fair value methodologies for Level 1, Level 2 and Level 3 are consistent with the inputs described in Note 19.

	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$44	$44	$—	$—
United States government obligations	5	5	—	—
Corporate bonds	354	354	—	—
Equity securities	412	412	—	—
	$815	$815	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31, 2015					Five Years
	Total	2016	2017	2018	2019	2020	Thereafter
Estimated benefit payments	$919	$82	$85	$88	$91	$93	$480

The SERP and DMC Pension Plan obligations of $640 million at December 31, 2015 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($45 million) and defined benefit plan obligations ($595 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $45 million for the year ending December 31, 2016.

NOTE 9. CAPITAL COMMITMENTS

In connection with Vanguard’s acquisition of Detroit Medical Center, certain capital commitments were agreed to be satisfied at particular dates. If these commitments are not met by these required dates, we are required to escrow cash for the purpose of funding certain capital projects. There was no required escrow balance as of December 31, 2015.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2015	2014
Land	$680	$650
Buildings and improvements	7,041	7,013
Construction in progress	191	161
Equipment	4,326	4,387
	12,238	12,211
Accumulated depreciation and amortization	(4,323)	(4,478)
Net property and equipment	$7,915	$7,733

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014:

	2015	2014
Hospital Operations and other
As of January 1:
Goodwill	$5,642	$5,547
Accumulated impairment losses	(2,430)	(2,430)
Total	3,212	3,117
Goodwill acquired during the year and purchase price allocation adjustments	100	95
Goodwill allocated to assets held for sale	(190)	—
Impairment of goodwill	—	—
Total	$3,122	$3,212
As of December 31:
Goodwill	$5,552	$5,642
Accumulated impairment losses	(2,430)	(2,430)
Total	$3,122	$3,212

Ambulatory Care
As of January 1:
Goodwill	$95	$37
Accumulated impairment losses	—	—
Total	95	37
Goodwill acquired during the year and purchase price allocation adjustments	3,148	58
Total	$3,243	$95

As of December 31:
Goodwill	$3,243	$95
Accumulated impairment losses	—	—
Total	$3,243	$95

	2015	2014
Conifer
As of January 1:
Goodwill	$606	$412
Accumulated impairment losses	—	—
Total	606	412
Goodwill acquired during the year and purchase price allocation adjustments	(1)	194
Total	$605	$606

As of December 31:
Goodwill	$605	$606
Accumulated impairment losses	—	—
Total	$605	$606

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2015 and 2014:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2015:
Capitalized software costs	$1,456	$(594)	$862
Trade names	106	—	106
Contracts	653	(26)	627
Other	119	(39)	80
Total	$2,334	$(659)	$1,675
At December 31, 2014:
Capitalized software costs	$1,412	$(586)	$826
Trade Names	106	—	106
Contracts	57	(6)	51
Other	143	(38)	105
Total	$1,718	$(630)	$1,088

Estimated future amortization of intangibles with finite useful lives as of December 31, 2015 is as follows:

		Years Ending December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
Amortization of intangible assets	$1,212	$189	$163	$136	$116	$88	$520

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2015	2014
Marketable debt securities	$59	$77
Equity investments in unconsolidated healthcare entities	817	56
Total investments	876	133
Cash surrender value of life insurance policies	28	27
Long-term deposits	36	36
Land held for expansion, long-term receivables and other assets	235	188
Investments and other assets	$1,175	$384

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2015 and 2014, there were approximately $1 million of accumulated unrealized loss on these investments.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2015	2014
Adjustments for defined benefit plans	$(169)	$(182)
Foreign currency translation adjustments	5	—
Accumulated other comprehensive loss	$(164)	$(182)

The tax effect allocated to the adjustments for our defined benefit plans was less than $1 million for the year ended December 31, 2015 and $93 million for the year ended December 31, 2014.

NOTE 14. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Insurance

At December 31, 2015 and 2014, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $755 million and $681 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.09%,  1.97% and 2.45% at December 31, 2015, 2014 and 2013, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $283 million, $232 million and $112 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 15. CLAIMS AND LAWSUITS

We operate in a highly regulated and litigious industry. As a result, we commonly become involved in disputes, litigation and regulatory matters incidental to our operations, including governmental investigations, personal injury lawsuits, employment claims and other matters arising out of the normal conduct of our business.

We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information.

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

•

Clinica de la Mama Qui Tam Action and Criminal Investigation—As previously disclosed, we and four of our hospital subsidiaries are defendants in civil qui tam litigation (United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al.) that alleges that the contractual arrangements between each of Atlanta Medical Center, North Fulton Hospital, Spalding Regional Medical Center and Hilton Head Hospital and Hispanic Medical Management, Inc. (“HMM”) violated the federal and state anti-kickback statutes and false claims acts. HMM owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. Beginning in 2000, the hospital subsidiaries contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. Subsequently, the Georgia Attorney General’s Office and the U.S. Attorney’s Office intervened in the qui tam action.

If the plaintiff in the pending civil litigation were to prevail, the potential sanctions could include up to three times the reimbursement of relevant government program payments received by the four hospital subsidiaries for uninsured HMM patients treated at the hospitals, the assessment of civil penalties and potential exclusion from participation in federal healthcare programs.

Also as previously disclosed, the U.S. Department of Justice (“DOJ”) is conducting a criminal investigation of us, certain of our subsidiaries and former employees with respect to the contractual arrangements between HMM and the four hospitals. We are cooperating in the investigation and have responded, and continue to respond, to document and other requests pursuant to subpoenas issued to us and the four subsidiaries. If we or our subsidiaries were determined in any potential criminal proceeding to have violated the federal anti-kickback statute, the sanctions would include fines, which could be significant, and mandatory exclusion from participation in federal healthcare programs. Additional information regarding the procedural history of the qui tam action and criminal investigation is contained in quarterly and annual reports we have previously filed with the SEC.

In January 2016, we commenced discussions with the DOJ and the State of Georgia regarding potential resolution of these matters. Management increased its aggregate reserve for these matters in the three months ended December 31, 2015 from $20 million to $238 million to reflect an offer we made on February 18, 2016 to resolve the criminal investigation and civil litigation.  We expect that the DOJ will make a counterproposal, and there can be no assurance that the ongoing discussions to resolve these matters will be successful. The terms of a final resolution may require us to pay significant fines and penalties and give rise to other costs or adverse consequences that materially exceed the reserve we have established. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution, we cannot estimate the ultimate amount of potential loss or range of reasonably possible loss we may face.

In addition to the payment of a monetary penalty, the final terms of any resolution of these matters could include: (i) the execution by the Company of a Corporate Integrity Agreement or a non-prosecution agreement, which may provide for the appointment of a corporate monitor and ongoing compliance audits; (ii) a deferred prosecution agreement by an intermediate subsidiary of the Company; and (iii) a commitment that one or more of the hospital subsidiaries subject to the investigation and proceedings enter into a guilty plea. The non-monetary terms of any resolution could expose us to increased operating costs, reputational harm, administrative burdens, and diminished profits and revenues.

To the extent that either the civil or the criminal matter discussed above is determined adversely to our interests, such determination could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Antitrust Class Action Lawsuits Filed by Registered Nurses in Detroit and San Antonio

On January 27, 2016, the court granted final approval of a settlement between the parties in Cason-Merenda, et al. v. VHS of Michigan, Inc. d/b/a Detroit Medical Center, et al., which was filed in December 2006 in the U.S. District Court for the Eastern District of Michigan. In that matter, a certified class composed of the registered nurses (exclusive of supervisory, managerial and advanced practical nurses) employed by eight unaffiliated Detroit-area hospital systems allege those hospital systems, including Detroit Medical Center (“DMC”), violated Section §1 of the federal Sherman Act by exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. A subsidiary of Vanguard acquired DMC in January 2011, and we acquired Vanguard in October 2013. All of the defendant hospital systems other than DMC settled prior to our acquisition of Vanguard. We will make the $42 million settlement payment, which was fully reserved in the year ended December 31, 2015, by February 26, 2016.

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

In addition, as previously reported, in the year ended December 31, 2015, we paid a total of approximately $14 million to settle a class action lawsuit filed in Louisiana in March 1997 alleging tortious invasion of privacy as a result of the potential disclosure of patient identifying records. We had made an initial deposit of approximately $6 million into an escrow account in late November 2014 and, based on low class participation as of March 31, 2015 (the end of the claims period), management reduced the reserve for this matter from approximately $12 million at December 31, 2014 to $8 million, recorded in discontinued operations, to reflect its then-current estimate of probable remaining liability. The case is now closed.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2015, 2014 and 2013:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Year Ended December 31, 2015
Continuing operations	$73	$291	$(72)	$7	$299
Discontinued operations	10	(8)	(2)	—	—
	$83	$283	$(74)	$7	$299

Year Ended December 31, 2014
Continuing operations	$64	$25	$(16)	$—	$73
Discontinued operations	6	18	(14)	—	10
	$70	$43	$(30)	$—	$83

Year Ended December 31, 2013
Continuing operations	$5	$31	$(10)	$38	$64
Discontinued operations	5	2	(1)	—	6
	$10	$33	$(11)	$38	$70

For the years ended December 31, 2015, 2014 and 2013, we recorded net costs of $283 million, $43 million and $33 million, respectively, in connection with significant legal proceedings and governmental reviews. The amount for 2013 in the column entitled “Other” above relates to reserves assumed as part of our acquisition of Vanguard in October 2013.

NOTE 16. REDEEMABLE NONCONTROLLING INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARIES

In October 2015, we formed a new joint venture with Baptist Health System, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership interest in the joint venture, and we manage the network’s operations. Baptist Health System contributed four hospitals—Citizens Baptist Medical Center, Princeton Baptist Medical Center, Shelby Baptist Medical Center and Walker Baptist Medical Center—to the joint venture, and we contributed Brookwood Medical Center. The network also includes each contributed hospital’s related businesses. We paid approximately $184 million to align the respective valuations of the assets contributed to the joint venture. The joint venture’s operating agreement includes a put option that the minority owners may exercise on their respective non-controlling interest upon the occurrence of certain specified events. The redemption value is calculated using a fair market value analysis. As a result of this transaction, we recorded approximately $322 million of redeemable noncontrolling interests.

In August 2015, we formed a joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network (the “Carondelet JV”) based in Tucson, Arizona. We own a 60% controlling interest in the new joint venture and manage the operations of the network. Affiliates of Dignity Health and Ascension Health (the “minority owners”) own the remaining 40% non-controlling interest in the Carondelet JV. The joint venture’s operating agreement includes a put option that the minority owners may exercise on their respective non-controlling interest on September 1, 2025. The redemption value is calculated using a fair market value analysis. As a result of this transaction, we recorded approximately $68 million of redeemable noncontrolling interests.

In June 2015, we formed a new joint venture by combining our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI. We currently own 50.1% of the USPI joint venture. In connection with the formation of the USPI joint venture, we entered into a stockholders agreement pursuant to which we and our joint venture partners agreed to certain rights and obligations with respect to the governance of the joint venture.

As part of the USPI transaction, we also entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In each year that our joint venture partners are to deliver a put and do not put the full 25% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares our joint venture partners put and the maximum number of shares they could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire all of the ownership interests from our joint venture partners controlled by Welsh, Carson, Anderson & Stowe (“Welsh Carson”) by 2020. In the event of a put by our joint venture partners controlled by Welsh Carson, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, our joint venture partners controlled by Welsh Carson will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

In addition, we entered into a separate put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center that contains put and call options with respect to the equity interests in the USPI joint venture held by Baylor University Medical Center (“Baylor”).  Each year starting in 2021, Baylor may put up to 1/3 of their total shares held as of January 1, 2017 in the joint venture.  In each year that Baylor does not put the full 33.3% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024.  We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

Based on the nature of these put/call structures, the minority shareholders’ interests in the USPI joint venture is classified as redeemable noncontrolling interests in our Consolidated Balance Sheet at December 31, 2015. As a result of this transaction, we recorded approximately $1.48 billion of redeemable noncontrolling interests. In January 2016, Welsh Carson subsidiaries delivered a put notice for the minimum number of shares they are required to put to us in 2016 according to the Put/Call Agreement.  The estimated amount we will pay to repurchase these shares is $127 million.

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

In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 92 CHI hospitals through 2032. At that time, CHI increased its minority ownership position in Conifer’s revenue cycle solutions subsidiary, Conifer Health Solutions, LLC, to approximately 23.8%, resulting in an increase in our redeemable noncontrolling interests of approximately $47 million.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Balances at beginning of period	$401	$340
Net income	166	33
Distributions paid to noncontrolling interests	(60)	(8)
Contributions from noncontrolling interests	1	11
Purchases and sales of businesses and noncontrolling interests, net	1,758	25
Balances at end of period	$2,266	$401

NOTE 17. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current tax expense (benefit):
Federal	$(2)	$(12)	$2
State	28	18	4
	26	6	6
Deferred tax expense (benefit):
Federal	24	46	(56)
State	18	(3)	(15)
	42	43	(71)
	$68	$49	$(65)

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax for the year ended December 31, 2015 includes $11 million of expense related to the write off of expired unutilized state net operating loss carryforwards for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $11 million is included for the year ended December 31, 2015 to reflect the reduction in the valuation allowance.

	Years Ended December 31,
	2015	2014	2013
Tax expense at statutory federal rate of 35%	$50	$52	$(55)
State income taxes, net of federal income tax benefit	18	5	1
Expired state net operating losses, net of federal income tax benefit	11	34	—
Tax attributable to noncontrolling interests	(59)	(23)	(10)
Nondeductible goodwill	22	—	—
Nontaxable gains	(11)	—	—
Nondeductible litigation	44	—	—
Nondeductible acquisition costs	4	2	6
Nondeductible health insurance provider fee	2	3	—
Changes in valuation allowance	4	(20)	(2)
Change in tax contingency reserves, including interest	7	(2)	(7)
Amendment of prior-year tax returns	(17)	—	—
Prior-year provision to return adjustments and other changes in deferred taxes	(12)	(5)	3
Other items	5	3	(1)
	$68	$49	$(65)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$718	$—	$847
Reserves related to discontinued operations and restructuring charges	15	—	28	—
Receivables (doubtful accounts and adjustments)	185	—	173	—
Deferred gain on debt exchanges	—	32	—	42
Accruals for retained insurance risks	318	—	329	—
Intangible assets	—	366	—	157
Other long-term liabilities	141	—	166	—
Benefit plans	459	—	451	—
Other accrued liabilities	99	—	83	—
Investments and other assets	—	69	—	4
Net operating loss carryforwards	715	—	659	—
Stock-based compensation	40	—	31	—
Other items	55	6	80	—
	2,027	1,191	2,000	1,050
Valuation allowance	(96)	—	(87)	—
	$1,931	$1,191	$1,913	$1,050

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2015	2014
Deferred income tax assets	$776	$863
Other long-term liabilities	(36)	—
Net deferred tax asset	$740	$863

During the year ended December 31, 2015, the valuation allowance increased by $9 million, $5 million due to the acquisition of USPI and $4 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2015 is $96 million. During the year ended December 31, 2014, the valuation allowance decreased by $20 million, primarily due to the expiration of unutilized state net operating loss carryovers. During the year ended December 31, 2013, the valuation allowance increased by $51 million, $34 million due to the acquisition of Vanguard and $17 million primarily due to the adjustment of deferred tax assets for state net operating loss carryforwards that have a full valuation allowance.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the year ended December 31, 2015. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2015, 2014 and 2013.

	Continuing	Discontinued
	Operations	Operations	Total
Balance at December 31, 2012	31	1	32
Additions for prior-year tax positions	15	—	15
Additions for current-year tax positions	3	—	3
Reductions due to a lapse of statute of limitations	(6)	(1)	(7)
Balance at December 31, 2013	43	$—	43
Reductions for tax positions of prior years	(1)	—	(1)
Additions for current-year tax positions	1	—	1
Reductions due to a lapse of statute of limitations	(5)	—	(5)
Balance at December 31, 2014	$38	$—	$38
Additions for prior-year tax positions	1	—	1
Additions for current-year tax positions	5	—	5
Reductions due to a lapse of statute of limitations	(4)	—	(4)
Balance at December 31, 2015	$40	$—	$40

The total amount of unrecognized tax benefits as of December 31, 2015 was $40 million, of which $37 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2015 includes expense of $2 million in continuing operations attributable to a increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2014 was $38 million, of which $31 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2014 includes a benefit of $6 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2013 was $43 million, of which $34 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing and discontinued operations.  Income tax expense in the year ended December 31, 2013 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $3 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2015 were $6 million, all of which related to continuing operations.

The Internal Revenue Service (“IRS”) has completed audits of our tax returns for all tax years ending on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before June 30, 2004. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007, and Vanguard’s tax returns for fiscal years ended after June 30, 2004 remain subject to examination by the IRS. Vanguard’s tax returns for fiscal years ended June 30, 2013 and October 1, 2013 are currently under audit by the IRS. USPI tax returns for years ended after December 31, 2011 remain subject to audit.

As of December 31, 2015, approximately $7 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2015, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.8 billion pretax expiring in 2024 to 2034, (2) approximately $28 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $22 million expiring in 2023 through 2035, and (4) state NOL carryforwards of $3.1 billion expiring in 2014 through 2035 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $12 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 18. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for income (loss) from continuing operations for the years ended December 31, 2015, 2014 and 2013. Income (loss) is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available
	(Loss Attributable)
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(142)	99,167	$(1.43)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(142)	99,167	$(1.43)

Year Ended December 31, 2014
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$34	97,801	$0.35
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,486	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$34	100,287	$0.34

Year Ended December 31, 2013
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(123)	101,648	$(1.21)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(123)	101,648	$(1.21)

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2015 and 2013, because we did not report income from continuing operations in the period. In circumstances where we do not have income from continuing operations, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations in those periods, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of  2,380 and 2,310 for the years ended December 31, 2015 and 2013, respectively.

NOTE 19. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$59	$24	$35	$—
	$59	$24	$35	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Marketable securities — current	$2	$2	$—	$—
Investments in Reserve Yield Plus Fund	2	—	2	—
Marketable debt securities — noncurrent	60	54	5	1
	$64	$56	$7	$1

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

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$45	$—	$45	$—

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$23	$—	$23	$—

As described in Note 5, in the year ended December 31, 2015, we recorded impairment charges in continuing operations of $19 million for the write-down of buildings, equipment and other long-lived assets of two hospitals to their estimated fair values.  In the year ended December 31, 2014, we recorded an impairment charge in continuing operations of $20 million for the write-down of buildings, equipment and other long-lived assets of one hospital to their estimated fair values primarily due to a decline in the fair value of real estate in the market in which the hospital operates and a decline in the estimated fair value of equipment.

The fair value of our long-term debt is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At

December 31, 2015 and 2014, the estimated fair value of our long-term debt was approximately 96.2% and 105.0%, respectively, of the carrying value of the debt.

NOTE 20. ACQUISITIONS

During the year ended December 31, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgical facility assets into a new joint venture. We also completed the acquisition of Aspen, a network of nine private hospitals and clinics in the United Kingdom. In addition, we began operating Hi-Desert Medical Center, which is a  59-bed acute care hospital in Joshua Tree, California, and its related healthcare facilities, including a 120-bed skilled nursing facility, an ambulatory surgery center and an imaging center, under a long-term lease agreement. Furthermore, we formed a new joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network, which is comprised of three hospitals with over 900 licensed beds, related physician practices, ambulatory surgery, imaging and urgent care centers, and other affiliated businesses, in Tucson and Nogales, Arizona. We also formed a new joint venture with Baptist Health Systems, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership in the joint venture, and manage the network’s operations. The network has more than 1,700 licensed beds, nine outpatient centers, 68 physician clinics, delivering primarily and specialty care, and more than 7,000 employees and approximately 1,500 affiliated physicians. Additionally, we acquired majority interests in nine ambulatory surgery centers and purchased 35 urgent care centers (all of which are owned by our USPI joint venture), and various physician practice entities. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $940 million.

During the year ended December 31, 2014, we acquired a majority interest in Texas Regional Medical Center at Sunnyvale, a 70-bed hospital in Sunnyvale, Texas, a suburban community east of Dallas, and completed our acquisition of Emanuel Medical Center, a 209-bed hospital in Turlock, California, located approximately 100 miles southeast of San Francisco. We also acquired five ambulatory surgery centers, three urgent care centers, one diagnostic imaging center, SPi Healthcare, a provider of revenue cycle management, health information management and software solutions, and various physician practice entities in the same period. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $428 million.

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

We are required to allocate the purchase prices of the acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values at the respective acquisition dates. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2015, including our USPI joint venture, is preliminary. We are in the process of obtaining and evaluating valuations of the acquired property and equipment, management contracts and other intangible assets, equity method investments and noncontrolling interests. Therefore, those purchase price allocations including goodwill recorded in these consolidated financial statements are subject to adjustment once the valuation work is completed and evaluated. Such adjustments will be recorded as soon as practical and within the measurement period as defined by the accounting literature. During the year ended December 31, 2014, we completed the analysis required to finalize the purchase price allocation for our acquisition of Vanguard. During the years ended December 31, 2015, 2014 and 2013, we made adjustments to purchase price allocations for businesses acquired in 2014, 2013 and 2012 (other than Vanguard), respectively, that increased (decreased) goodwill by approximately ($11) million, $7 million and $5 million, respectively.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current assets	$457	$34	$980
Property and equipment	1,059	113	2,890
Other intangible assets	361	46	213
Goodwill	3,374	340	2,645
Other long-term assets	557	2	160
Current liabilities	(443)	(30)	(1,205)
Deferred taxes — long term	(128)	(18)	(116)
Other long-term liabilities	(2,146)	(23)	(3,725)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,974)	(21)	(268)
Noncontrolling interests	(147)	(15)	(49)
Cash paid, net of cash acquired	$940	$428	$1,515
Gains on consolidations	$30	$—	$10

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and increased reimbursement. Approximately $45 million, $16 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

During the years ended December 31, 2015 and 2013, we recognized gains totaling $30 million and $10 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

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

The preliminary purchase price allocations for our USPI joint venture and Aspen acquisition, which are also included in the table above, are as follows:

Current assets	$237
Property and equipment	526
Other intangible assets	359
Goodwill	2,786
Other long-term assets	658
Current liabilities	(306)
Deferred taxes — long term	(128)
Other long-term liabilities	(2,025)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,477)
Noncontrolling interests	(64)
Cash paid, net of cash acquired	$566

Pro Forma Information – Unaudited

The following table provides certain pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2013. The net income of USPI for the year ended December 31, 2015 was adjusted by $30 million to remove a nonrecurring loss on extinguishment of debt.

	Years Ended December 31,
	2015	2014	2013
Net operating revenues	$19,018	$17,423	$11,851
Equity in earnings of unconsolidated affiliates	$143	$129	$111
Net loss attributable to common shareholders	$(171)	$(40)	$(156)
Net loss per share attributable to common shareholders	$(1.73)	$(0.41)	$(1.53)

NOTE 21. SEGMENT INFORMATION

In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Previously, our business consisted of our Hospital Operations and other segment and our Conifer segment. Effective June 16, 2015, we completed the joint venture transaction that combined our freestanding ambulatory surgery and imaging center assets with USPI’s short-stay surgical facility assets. We contributed our interests in 49 ambulatory surgery centers and 20 imaging centers, which had previously been included in our Hospital Operations and other segment, to the USPI joint venture. The USPI joint venture has interests in 249 ambulatory surgery centers, 20 short-stay surgical hospitals, 20 imaging centers and 35 urgent care centers in 28 states. We also completed the acquisition of Aspen effective June 16, 2015, which includes nine private hospitals and clinics in the United Kingdom. Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and Aspen facilities. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, urgent care centers, freestanding emergency departments, physician practices and health plans. We also own various related healthcare businesses. At December 31, 2015, our subsidiaries operated 86 hospitals, with a total of 22,525 licensed beds, primarily serving urban and suburban communities in 14 states, and six health plans, as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

We provide healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans, under our Conifer subsidiary. At December 31, 2015, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. Our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,
	2015	2014
Assets:
Hospital Operations and other	$17,353	$16,810
Ambulatory Care	5,159	212
Conifer	1,170	929
Total	$23,682	$17,951

	Years Ended December 31,
	2015	2014	2013
Capital expenditures:
Hospital Operations and other	$786	$899	$664
Ambulatory Care	28	9	6
Conifer	28	25	21
Total	$842	$933	$691

Net Operating revenues:
Hospital Operations and other	$16,928	$15,681	$10,367
Ambulatory Care	959	320	205
Conifer
Tenet	666	591	404
Other customers	747	602	515
Total Conifer revenues	1,413	1,193	919
Intercompany eliminations	(666)	(591)	(404)
Total	$18,634	$16,603	$11,087

Adjusted EBITDA:
Hospital Operations and other	$1,653	$1,651	$1,146
Ambulatory Care	358	98	64
Conifer	265	203	132
Total	$2,276	$1,952	$1,342

Depreciation and amortization:
Hospital Operations and other	$702	$810	$516
Ambulatory Care	46	14	10
Conifer	49	25	19
Total	$797	$849	$545

Adjusted EBITDA	$2,276	$1,952	$1,342
Depreciation and amortization	(797)	(849)	(545)
Impairment and restructuring charges, and acquisition-related costs	(318)	(153)	(103)
Litigation and investigation costs	(291)	(25)	(31)
Interest expense	(912)	(754)	(474)
Loss from early extinguishment of debt	(1)	(24)	(348)
Gains on sales, consolidation and deconsolidation of facilities	186	—	—
Investment earnings	1	—	1
Net income (loss) from continuing operations before income taxes	$144	$147	$(158)

NOTE 22. RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As further discussed in Note 1, we adopted ASU 2015-03 effective December 31, 2015 and such adoption did not affect the Company’s results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet.  As further discussed in Note 1, we adopted ASU 2015-17 effective December 31, 2015 and such adoption did not affect the Company’s results of operations or cash flows.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2018.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2015
	First	Second	Third	Fourth
Net operating revenues	$4,424	$4,492	$4,692	$5,026
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$47	$(61)	$(29)	$(97)
Net income (loss)	$76	$(28)	$28	$2
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$0.48	$(0.61)	$(0.29)	$(0.98)
Diluted	$0.47	$(0.61)	$(0.29)	$(0.98)

	Year Ended December 31, 2014
	First	Second	Third	Fourth
Net operating revenues	$3,925	$4,038	$4,175	$4,465
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(32)	$(26)	$9	$61
Net income (loss)	$(16)	$(7)	$18	$81
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$(0.33)	$(0.27)	$0.09	$0.62
Diluted	$(0.33)	$(0.27)	$0.09	$0.61

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 We formed our USPI Holding Company, Inc. (“USPI joint venture”) and acquired European Surgical Partners Ltd. (“Aspen”) on June 16, 2015. The facilities acquired as part of these transactions utilize different information technology systems than our other facilities. We have excluded all of the USPI joint venture and Aspen operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The rules of the Securities and Exchange Commission (“SEC”) require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the USPI joint venture and Aspen operations within the required timeframe and report management's assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. Other than the USPI joint venture and Aspen transactions, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report with respect to our operations that existed prior to the USPI joint venture and Aspen transactions. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

Management’s report on internal control over financial reporting is set forth on page 106 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 107 herein.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our executive officers appears under Item 1, Executive Officers, of Part I of this report, and information concerning our Standards of Conduct, by which all of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business — Compliance and Ethics, of Part I of this report.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 109 through 156.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 168).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

(2)Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

(a)

Contribution and Purchase Agreement, dated March 23, 2015, by and among the Registrant, USPI Group Holdings, Inc., Ulysses JV Holding I L.P., Ulysses JV Holding II L.P. and BB Blue Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8‑K, dated and filed March 23, 2015)

(b)

Put/Call Agreement, dated June 16, 2015, by and among the Registrant, USPI Group Holdings, Inc., Ulysses JV Holding I L.P., Ulysses JV Holding II L.P. and USPI Holding Company, Inc. (Incorporated by reference to Exhibit 2(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed August 3, 2015)

(3)Articles of Incorporation and Bylaws

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

Seventeenth Supplemental Indenture, dated as of February 5, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4½% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated and filed February 5, 2013)

(h)

Twentieth Supplemental Indenture, dated as of May 30, 2013, by and among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4⅜% Senior Secured Notes due 2021 (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, dated May 30, 2013 and filed May 31, 2013)

(i)

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

Twenty-Fourth Supplemental Indenture, dated as of September 29, 2014, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, relating to 5½% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated and filed September 29, 2014)

(o)

Twenty-Sixth Supplemental Indenture, dated as of June 16, 2015, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to Floating Rate Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(p)

Indenture, dated as of June 16, 2015, between THC Escrow Corporation II and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(q)

Supplemental Indenture, dated as of June 16, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(10)Material Contracts

(a)

Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 19, 2010 and filed October 20, 2010)

(b)

Amendment No. 1, dated as of November 29, 2011, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 29, 2011 and filed December 1, 2011)

(c)

Amendment No. 2, dated as of January 23, 2014, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, Bank of America, N.A., as syndication agent, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers, and the joint bookrunners and co-documentation agents named therein (Incorporated by reference to Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)

(d)

Amendment No. 3, dated as of December 4, 2015, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated December 4, 2015 and filed December 9, 2015)

(e)

Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(f)

Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(g)

Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(h)

First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto†

(i)

Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(j)

Third Amendment to Stock Pledge Agreement, dated as of March 7, 2014, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto†

(k)

Fourth Amendment to Stock Pledge Agreement, dated as of March 23, 2015, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto†

(l)

Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(m)

Support Agreement, dated January 18, 2016, by and among the Registrant, Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 18, 2016 and  filed January 19, 2016)

(n)

Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(o)

Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(p)

Letter from the Registrant to Keith B. Pitts dated June 21, 2013 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)*

(q)

Letter from the Registrant to Britt T. Reynolds, dated December 15, 2011 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012)*

(r)

Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(s)

Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(t)

Tenet Second Amended and Restated Executive Severance Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(u)	Tenet Healthcare Corporation Ninth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective November 30, 2015*†

(v)

Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(w)	Fourth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective November 30, 2015*†

(x)

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

(ff)	Sixth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective November 30, 2015*†

(gg)

Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)Subsidiaries of the Registrant†

(23)Consent of Deloitte & Touche LLP†

(31)Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of Trevor Fetter, Chief Executive Officer and Chairman of the Board of Directors†

(b)	Certification of Daniel J. Cancelmi, Chief Financial Officer†

(32)Section 1350 Certifications of Trevor Fetter, Chief Executive Officer and Chairman of the Board of Directors, and Daniel J. Cancelmi, Chief Financial Officer†

(101 INS)XBRL Instance Document

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: February 22, 2016	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2016	By:	/s/ TREVOR FETTER
Trevor Fetter Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 22, 2016	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2016	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Date: February 22, 2016	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director

Date: February 22, 2016	By:	/s/ KAREN M. GARRISON
Karen M. Garrison Director

Date: February 22, 2016	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Lead Director

Date: February 22, 2016	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director

Date: February 22, 2016	By:	/s/ FREDA C. LEWIS-HALL, M.D.
Freda C. Lewis-Hall, M.D. Director

Date: February 22, 2016	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Date: February 22, 2016	By:	/s/ MATTHEW J. RIPPERGER
Matthew J. Ripperger Director

Date: February 22, 2016	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Director

Date: February 22, 2016	By:	/s/ TAMMY ROMO
Tammy Romo Director

Date: February 22, 2016	By:	/s/ RANDOLPH C. SIMPSON
Randolph C. Simpson Director

Date: February 22, 2016	By:	/s/ JAMES A. UNRUH
James A. Unruh Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at					Balance at
	Beginning	Costs and	Other		Other	End of
	of Period	Expenses(1)(2)	Accounts	Deductions(3)	Items(4)	Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$852	$1,480	$—	$(1,388)	$(57)	$887
Year ended December 31, 2014	$589	$1,305	$—	$(1,042)	$—	$852
Year ended December 31, 2013	$401	$975	$—	$(787)	$—	$589

Valuation allowance for deferred tax assets
Year ended December 31, 2015	$87	$4	$—	$—	$5	$96
Year ended December 31, 2014	$107	$(20)	$—	$—	$—	$87
Year ended December 31, 2013	$56	$23	$(1)	$—	$29	$107

(1)	Includes amounts recorded in discontinued operations.
(2)	Before considering recoveries on accounts or notes previously written off.
(3)	Accounts written off.
(4)	Acquisition and divestiture activity.