Form 10-Q
period 2016-03-31
TENET HEALTHCARE CORP
filed 2016-05-02
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At April 27, 2016, there were 99,304,410 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$728	$356
Accounts receivable, less allowance for doubtful accounts ($901 at March 31, 2016 and $887 at December 31, 2015)	2,807	2,704
Inventories of supplies, at cost	312	309
Income tax receivable	—	7
Assets held for sale	2	550
Other current assets	1,280	1,245
Total current assets	5,129	5,171
Investments and other assets	1,142	1,175
Deferred income taxes	726	776
Property and equipment, at cost, less accumulated depreciation and amortization ($4,538 at March 31, 2016 and $4,323 at December 31, 2015)	7,961	7,915
Goodwill	7,122	6,970
Other intangible assets, at cost, less accumulated amortization ($701 at March 31, 2016 and $659 at December 31, 2015)	1,686	1,675
Total assets	$23,766	$23,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$172	$127
Accounts payable	1,228	1,380
Accrued compensation and benefits	772	880
Professional and general liability reserves	161	177
Accrued interest payable	307	205
Liabilities held for sale	—	101
Accrued legal settlement costs	423	294
Other current liabilities	1,205	1,144
Total current liabilities	4,268	4,308
Long-term debt, net of current portion	14,350	14,383
Professional and general liability reserves	623	578
Defined benefit plan obligations	593	595
Other long-term liabilities	625	594
Total liabilities	20,459	20,458
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,381	2,266
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 147,692,493 shares issued at March 31, 2016 and 146,920,454 shares issued at December 31, 2015	7	7
Additional paid-in capital	4,804	4,815
Accumulated other comprehensive loss	(160)	(164)
Accumulated deficit	(1,609)	(1,550)
Common stock in treasury, at cost, 48,424,273 shares at March 31, 2016 and 48,425,298 shares at December 31, 2015	(2,417)	(2,417)
Total shareholders’ equity	625	691
Noncontrolling interests	301	267
Total equity	926	958
Total liabilities and equity	$23,766	$23,682

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,420	$4,787
Less: Provision for doubtful accounts	376	363
Net operating revenues	5,044	4,424
Equity in earnings of unconsolidated affiliates	24	4
Operating expenses:
Salaries, wages and benefits	2,402	2,125
Supplies	811	687
Other operating expenses, net	1,242	1,093
Electronic health record incentives	—	(6)
Depreciation and amortization	212	207
Impairment and restructuring charges, and acquisition-related costs	28	29
Litigation and investigation costs	173	3
Gains on sales, consolidation and deconsolidation of facilities	(147)	—
Operating income	347	290
Interest expense	(243)	(199)
Investment earnings	1	—
Net income from continuing operations, before income taxes	105	91
Income tax expense	(67)	(16)
Net income from continuing operations, before discontinued operations	38	75
Discontinued operations:
Loss from operations	(5)	(1)
Litigation and investigation costs	—	3
Income tax benefit (expense)	1	(1)
Net income (loss) from discontinued operations	(4)	1
Net income	34	76
Less: Net income attributable to noncontrolling interests	93	29
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(59)	$47
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$(55)	$46
Net income (loss) from discontinued operations, net of tax	(4)	1
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(59)	$47
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.56)	$0.47
Discontinued operations	(0.04)	0.01
	$(0.60)	$0.48
Diluted
Continuing operations	$(0.56)	$0.46
Discontinued operations	(0.04)	0.01
	$(0.60)	$0.47
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	98,768	98,699
Diluted	98,768	100,872

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$34	$76
Other comprehensive income:
Amortization of net actuarial loss included in net periodic benefit costs	—	3
Unrealized gains on securities held as available-for-sale	3	1
Foreign currency translation adjustments	2	—
Other comprehensive income before income taxes	5	4
Income tax expense related to items of other comprehensive income	(1)	(1)
Total other comprehensive income, net of tax	4	3
Comprehensive net income	38	79
Less: Comprehensive income attributable to noncontrolling interests	93	29
Comprehensive net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(55)	$50

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$34	$76
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212	207
Provision for doubtful accounts	376	363
Deferred income tax expense	31	12
Stock-based compensation expense	16	15
Impairment and restructuring charges, and acquisition-related costs	28	29
Litigation and investigation costs	173	3
Gains on sales, consolidation and deconsolidation of facilities	(147)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	12	(4)
Amortization of debt discount and debt issuance costs	10	7
Pre-tax loss (income) from discontinued operations	5	(2)
Other items, net	2	(4)
Changes in cash from operating assets and liabilities:
Accounts receivable	(453)	(484)
Inventories and other current assets	(18)	(74)
Income taxes	28	8
Accounts payable, accrued expenses and other current liabilities	(114)	(200)
Other long-term liabilities	24	28
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(69)	(33)
Net cash used in operating activities from discontinued operations, excluding income taxes	(3)	(4)
Net cash provided by (used in) operating activities	147	(57)
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(208)	(184)
Purchases of businesses or joint venture interests, net of cash acquired	(29)	(11)
Proceeds from sales of facilities and other assets	573	—
Proceeds from sales of marketable securities, long-term investments and other assets	12	6
Purchases of equity investments	(18)	—
Other long-term assets	(10)	2
Net cash provided by (used in) investing activities	320	(187)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(995)	(690)
Proceeds from borrowings under credit facility	995	820
Repayments of other borrowings	(38)	(32)
Proceeds from other borrowings	1	401
Debt issuance costs	—	(4)
Distributions paid to noncontrolling interests	(44)	(11)
Contributions from noncontrolling interests	—	2
Purchase of noncontrolling interests	—	(254)
Proceeds from exercise of stock options	—	7
Other items, net	(14)	(3)
Net cash provided by (used in) financing activities	(95)	236
Net increase (decrease) in cash and cash equivalents	372	(8)
Cash and cash equivalents at beginning of period	356	193
Cash and cash equivalents at end of period	$728	$185
Supplemental disclosures:
Interest paid, net of capitalized interest	$(132)	$(117)
Income tax refunds (payments), net	$(6)	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At March 31, 2016, we operated 84 hospitals, 20 short-stay surgical hospitals, over 475 outpatient centers, nine facilities in the United Kingdom and six health plans through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). The results of 142 of these facilities, in which we hold noncontrolling interests, are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).  Certain prior-year amounts have been reclassified to conform to the current-year presentation.

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

Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Translation of Foreign Currencies

The accounts of European Surgical Partners, Limited (“Aspen”) were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended
	March 31,
	2016	2015
General Hospitals:
Medicare	$859	$898
Medicaid	373	385
Managed care	2,626	2,405
Indemnity, self-pay and other	437	414
Acute care hospitals — other revenue	7	15
Other:
Other operations	1,118	670
Net operating revenues before provision for doubtful accounts	$5,420	$4,787

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $728 million and $356 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, our book overdrafts were approximately $256 million and $301 million, respectively, which were classified as accounts payable.

At March 31, 2016 and December 31, 2015, approximately $175 million and $171 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and our health plans.

Also at March 31, 2016 and December 31, 2015, we had $110 million and $133 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $63 million and $95 million, respectively, were included in accounts payable.

During the three months ended March 31, 2016 and 2015, we entered into non-cancellable capital leases of approximately $31 million and $33 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At March 31, 2016:
Capitalized software costs	$1,495	$(625)	$870
Trade names	106	—	106
Contracts	669	(30)	639
Other	117	(46)	71
Total	$2,387	$(701)	$1,686

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2015:
Capitalized software costs	$1,456	$(594)	$862
Trade names	106	—	106
Contracts	653	(26)	627
Other	119	(39)	80
Total	$2,334	$(659)	$1,675

Estimated future amortization of intangibles with finite useful lives at March 31, 2016 is as follows:

		Years Ending December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
Amortization of intangible assets	$1,207	$141	$174	$146	$122	$89	$535

Investments in Unconsolidated Affiliates

We control 213 of the facilities operated by our Ambulatory Care segment and, therefore, consolidate their results (211 are consolidated within our Ambulatory Care segment and two are consolidated within our Hospital Operations and other segment). We account for many of the facilities our Ambulatory Care segment operates (122 of 335 at March 31, 2016) and four of the hospitals our Hospital Operations and other segment operates under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table.

Three Months Ended
March 31, 2016
Net operating revenues	$578
Net income	$105
Net income attributable to the investees	$69

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2016	2015
Continuing operations:
Patient accounts receivable	$3,606	$3,486
Allowance for doubtful accounts	(901)	(887)
Estimated future recoveries from accounts assigned to our Conifer subsidiary	146	144
Net cost reports and settlements payable and valuation allowances	(47)	(42)
	2,804	2,701
Discontinued operations	3	3
Accounts receivable, net	$2,807	$2,704

At March 31, 2016 and December 31, 2015, our allowance for doubtful accounts was 25.0% and 25.4%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At March 31, 2016 and December 31, 2015, our allowance for doubtful accounts for self-pay was 81.2% and 80.6%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At March 31, 2016 and December 31, 2015, our allowance for doubtful accounts for managed care was 8.4% and 7.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Estimated costs for:
Self-pay patients	$165	$164
Charity care patients	$44	$36
Medicaid DSH and other supplemental revenues	$227	$247

At March 31, 2016 and December 31, 2015, we had approximately $450 million and $387 million, respectively, of receivables recorded in other current assets and approximately $174 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $549 million of our assets in Georgia as “assets held for sale” in current assets and $101 million of our liabilities in Georgia as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable related to the pre-closing period, net receivables of approximately $141 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Condensed Consolidated Balance Sheet at March 31, 2016.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $28 million primarily related to our Hospital Operations and other segment, consisting of approximately $2 million to write-down other intangible assets, $10 million of employee severance costs, $1 million of restructuring costs, $1 million of contract and lease termination fees, and $14 million in acquisition-related costs, which include $5 million of transaction costs and $9 million of acquisition integration charges.

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

At March 31, 2016, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segment level. Our Ambulatory Care segment consists of the operations of our USPI joint venture and our Aspen facilities.

Our Hospital Operations and other segment was structured as follows at March 31, 2016:

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 3/4%, due 2023	1,900	1,900
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
Floating % due 2020	900	900
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Capital leases and mortgage notes	853	852
Unamortized issue costs, note discounts and premium	(252)	(263)
Total long-term debt	14,522	14,510
Less current portion	172	127
Long-term debt, net of current portion	$14,350	$14,383

Credit Agreement

On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility, and remove certain restrictions with respect to the borrowing base eligibility of certain accounts receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of December 4, 2020, is collateralized by patient accounts receivable of substantially all of our domestic wholly owned hospitals. In addition, borrowings under the Credit Agreement are guaranteed by substantially all of our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $996 million was available for borrowing under the Credit Agreement at March 31, 2016.

Letter of Credit Facility

On March 7, 2014, we entered into a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit issued under our prior credit agreement, which we transferred to the LC Facility (the “Preexisting Letters of Credit”)), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017, and obligations thereunder are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our domestic hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility (including the Preexisting Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including the Preexisting Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2016, we had approximately $139 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At March 31, 2016, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $89 million. We had a total liability of $75 million recorded for these guarantees included in other current liabilities at March 31, 2016.

At March 31, 2016, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $35 million. Of the total, $17 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

At March 31, 2016, approximately 1.7 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and time-based restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units (and, in prior years, have granted performance-based options) that vest subject to the achievement of specified performance goals within a specified timeframe.

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 include $14 million and $18 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2016:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2015	1,606,842	$22.87
Granted	—	—
Exercised	(3,950)	4.56
Forfeited/Expired	(29,392)	4.56
Outstanding at March 31, 2016	1,573,500	22.75	$13	2.9	years
Vested and expected to vest at March 31, 2016	1,573,500	$22.75	$13	2.9	years
Exercisable at March 31, 2016	1,573,500	$22.75	$13	2.9	years

There were 3,950 stock options exercised during the three months ended March 31, 2016 with an aggregate intrinsic value of less than $1 million, and 77,658 stock options exercised during the same period in 2015 with a less than $1 million aggregate intrinsic value.

At March 31, 2016, there were no unrecognized compensation costs related to stock options. Also, there were no stock options granted in the three months ended March 31, 2016 or 2015.

The following table summarizes information about our outstanding stock options at March 31, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	202,152	2.9	years	$4.56	202,152	$4.56
$4.57 to $25.089	910,897	3.6	years	20.99	910,897	20.99
$25.09 to $32.569	182,000	0.9	years	26.40	182,000	26.40
$32.57 to $42.529	278,451	1.8	years	39.31	278,451	39.31
	1,573,500	2.9	years	$22.75	1,573,500	$22.75

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2016:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2015	3,627,232	$44.69
Granted	1,231,727	31.08
Vested	(1,223,015)	43.68
Forfeited	(23,639)	45.05
Unvested at March 31, 2016	3,612,305	$40.38

In the three months ended March 31, 2016, we granted 474,052 restricted stock units subject to time-vesting, of which 458,379 will vest and be settled ratably over a three-year period from the grant date, and 15,673 will vest and be settled on the third anniversary of the grant date. In January 2016, following the appointment of two new members of our Board of Directors, we also made initial grants totaling 5,084 restricted stock units to these directors, as well as prorated annual grants totaling 5,614 restricted stock units. Both the initial grants and the annual grants vested immediately, however the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 455,437 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2016 to 2018. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 455,437 units granted, depending on our level of achievement with respect to the performance goals. Moreover, in the three months ended March 31, 2016, we granted 291,540 restricted stock units as a result of our level of achievement with respect to prior-year target performance goals.

At March 31, 2016, there were $117 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2016 and 2015 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(59)	—	13	(46)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Other comprehensive income	—	—	—	4	—	—	—	4
Purchases (sales) of businesses and noncontrolling interests	—	—	(7)	—	—	—	21	14
Stock-based compensation expense, tax benefit and issuance of common stock	773	—	(4)	—	—	—	—	(4)
Balances at March 31, 2016	99,268	$7	$4,804	$(160)	$(1,609)	$(2,417)	$301	$926

Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income	—	—	—	—	47	—	8	55
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests	—	—	129	—	—	—	—	129
Stock-based compensation expense and issuance of common stock	782	—	8	—	—	1	—	9
Balance at March 31, 2015	99,164	$7	$4,751	$(179)	$(1,363)	$(2,377)	$133	$972

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At March 31, 2016 and December 31, 2015, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $784 million and $755 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.54% at March 31, 2016 and 2.09% at December 31, 2015.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $93 million and $89 million for the three months ended March 31, 2016 and 2015, respectively.

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

•

Clinica de la Mama Qui Tam Action and Criminal Investigation—As previously disclosed, we and four of our hospital subsidiaries are defendants in civil qui tam litigation (United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al.) that alleges that the contractual arrangements entered into by the hospital subsidiaries with Hispanic Medical Management, Inc. (“HMM”) violated the federal and state anti-kickback statutes and false claims acts. HMM owned and operated clinics that provided, among other things, prenatal care predominantly to uninsured patients. Beginning in 2000, the hospital subsidiaries contracted with HMM for translation, marketing, management and Medicaid eligibility determination services. Subsequently, the Georgia Attorney General’s Office and the U.S. Attorney’s Office intervened in the qui tam action. Effective March 31, 2016, we sold the operating assets of three of the four hospital subsidiaries; however, we retained any potential liabilities arising from the litigation or the U.S. Department of Justice (“DOJ”) investigation discussed below.

If the plaintiff in the pending civil litigation were to prevail, the potential sanctions could include up to three times the reimbursement of relevant government program payments received by the four hospital subsidiaries for uninsured HMM patients treated at the hospitals, the assessment of civil penalties and potential exclusion from participation in federal healthcare programs.

Also as previously disclosed, the DOJ has been conducting a criminal investigation of us, certain of our subsidiaries and former employees with respect to the contractual arrangements between HMM and the four hospitals. We are cooperating in the investigation and have responded, and continue to respond, to document and other requests pursuant to subpoenas issued to us and the four subsidiaries.

In January 2016, we commenced discussions with the DOJ and the State of Georgia regarding potential resolution of the qui tam action and criminal investigation. In the three months ended March 31, 2016, we increased the aggregate accrual for these matters from $238 million to $407 million to reflect the most recent  offer we made on April 25, 2016 to resolve the criminal investigation and civil litigation. The offer was not accepted, but the parties continue to engage in discussions to resolve these matters. There can be no assurance that ongoing discussions will lead to a resolution. The terms of a final resolution of these matters may require us to pay significant fines and penalties and give rise to other costs or adverse consequences that materially exceed the accrual we have established. Based on the ongoing uncertainties and potentially wide range of outcomes associated with any potential resolution, we cannot estimate the amount of potential loss or range of reasonably possible loss in excess of the amount accrued that we may face.

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

If our efforts to negotiate a settlement ultimately are unsuccessful, and we or our subsidiaries are determined to have violated the federal anti-kickback statute, the sanctions could include fines, which could be significant, and mandatory exclusion from participation in federal healthcare programs.

To the extent that either the civil or criminal matter discussed above is determined adversely to our interests, such determination could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2016 and 2015:

	Balances at	Litigation and		Balances at
	Beginning	Investigation	Cash	End of
	of Period	Costs	Payments	Period
Three Months Ended March 31, 2016
Continuing operations	$299	$173	$(45)	$427
Discontinued operations	—	—	—	—
	$299	$173	$(45)	$427

Three Months Ended March 31, 2015
Continuing operations	$73	$3	$(15)	$61
Discontinued operations	10	(3)	—	7
	$83	$—	$(15)	$68

For the three months ended March 31, 2016 and 2015, we recorded costs of $173 million and $3 million, respectively, in continuing operations in connection with significant legal proceedings and governmental reviews. During the three months ended March 31, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Balances at beginning of period	$2,266	$401
Net income	80	21
Distributions paid to noncontrolling interests	(34)	(1)
Contributions from noncontrolling interests	6	1
Purchases and sales of businesses and noncontrolling interests, net	63	(214)
Balances at end of period	$2,381	$208

NOTE 12. INCOME TAXES

During the three months ended March 31, 2016, we recorded income tax expense of $67 million in continuing operations on pre-tax earnings of $105 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $13 million, tax benefits of $21 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, tax expense of $29 million related to nondeductible goodwill, tax benefits of $17 million related to nontaxable gains and related changes in deferred taxes, and tax expense of $26 million related to nondeductible litigation.

During the three months ended March 31, 2016, we decreased our estimated liabilities for uncertain tax positions by $3 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at March 31, 2016 was $37 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2016 were $5 million, all of which related to continuing operations.

At March 31, 2016, approximately $6 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. EARNINGS (LOSS) PER COMMON SHARE

The table below is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three months ended March 31, 2016 and 2015. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available
	(Loss Attributable)
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(55)	98,768	$(0.56)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(55)	98,768	$(0.56)

Three Months Ended March 31, 2015
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$46	98,699	$0.47
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,173	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$46	100,872	$0.46

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2016 because we did not report income from continuing operations available to common shareholders in that period. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three months ended March 31, 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase of 1,567 shares.

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$60	$25	$35	$—
	$60	$25	$35	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$59	$24	$35	$—
	$59	$24	$35	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2016 and December 31, 2015, the estimated fair value of our long-term debt was approximately 99.1% and 96.2%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2016 are as follows:

Current assets	$30
Property and equipment	24
Other intangible assets	5
Goodwill	114
Other long-term assets	6
Current liabilities	(9)
Other long-term liabilities	(13)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(62)
Noncontrolling interests	(37)
Cash paid, net of cash acquired	(29)
Gains on consolidations	$29

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, was recorded in our Ambulatory Care segment and can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Approximately $5 million in transaction costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2016, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets, investments in affiliates and noncontrolling interests for our 2016 and 2015 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

During the three months ended March 31, 2016,  we recognized gains totaling $29 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

Pro Forma Information – Unaudited

The following table provides 2016 actual results compared to 2015 pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2015.

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues	$5,044	$4,629
Equity in earnings of unconsolidated affiliates	$24	$25
Net income available (loss attributable) to common shareholders	$(59)	$28
Earnings (loss) per share available (attributable) to common shareholders	$(0.60)	$0.28

NOTE 16. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans. We also own various related healthcare businesses. At March 31, 2016, our subsidiaries operated 84 hospitals, with a total of 21,529 licensed beds, primarily serving urban and suburban communities in 13 states, and six health plans, as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At March 31, 2016, our USPI joint venture had interests in 250 ambulatory surgery centers, 35 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 28 states.

Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans. At March 31, 2016, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. Our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31,	December 31,
	2016	2015
Assets:
Hospital Operations and other	$17,131	$17,353
Ambulatory Care	5,467	5,159
Conifer	1,168	1,170
Total	$23,766	$23,682

	Three Months Ended
	March 31,
	2016	2015
Capital expenditures:
Hospital Operations and other	$191	$176
Ambulatory Care	12	4
Conifer	5	4
Total	$208	$184

Net operating revenues:
Hospital Operations and other	$4,397	$4,151
Ambulatory Care	429	91
Conifer
Tenet	167	160
Other customers	218	182
Total Conifer revenues	385	342
Intercompany eliminations	(167)	(160)
Total	$5,044	$4,424

Adjusted EBITDA:
Hospital Operations and other	$414	$418
Ambulatory Care	136	29
Conifer	63	82
Total	$613	$529

Depreciation and amortization:
Hospital Operations and other	$174	$192
Ambulatory Care	25	4
Conifer	13	11
Total	$212	$207

Adjusted EBITDA	$613	$529
Depreciation and amortization	(212)	(207)
Impairment and restructuring charges, and acquisition-related costs	(28)	(29)
Litigation and investigation costs	(173)	(3)
Interest expense	(243)	(199)
Gains on sales, consolidation and deconsolidation of facilities	147	—
Investment earnings	1	—
Net income from continuing operations before income taxes	$105	$91

NOTE 17. RECENT ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and previous GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which affects all entities that issue share-based payment awards to their employees. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2017.

NOTE 18. SUBSEQUENT EVENTS

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In January 2016, Welsh, Carson, Anderson & Stowe, on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they are required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase these shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is our Hospital Operations and other segment, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we acquired a majority interest on June 16, 2015, and European Surgical Partners Limited (“Aspen”) facilities, which we also acquired on June 16, 2015. At March 31, 2016, our USPI joint venture had interests in 250 ambulatory surgery centers, 35 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 28 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations and health plans, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 72 hospitals and six health plans operated throughout the three months ended March 31, 2016 and 2015,

(ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi-Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) Saint Louis University Hospital, which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) Central Carolina Hospital and Frye Regional Medical Center, which we divested effective January 1, 2016, and (x) Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center, and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”), in which we divested a controlling interest effective January 1, 2016, but continue to operate, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to March 31, 2016 and 2015 or to the date of divestiture, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. Certain previously reported information, primarily related to our freestanding ambulatory surgery and imaging center assets that were contributed to the USPI joint venture, has been reclassified to conform to the current-year presentation.

These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our new Ambulatory Care segment.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

USPI Put Notice—In January 2016, Welsh, Carson, Anderson & Stowe, on behalf of our USPI joint venture partners, delivered a put notice for the minimum number of shares they are required to put to us in 2016 according to a previously disclosed put/call agreement. In April 2016, we paid approximately $127 million to purchase shares subject to the put notice, which increased our ownership interest in the USPI joint venture to approximately 56.3%.

Sale of Georgia Hospitals—On March 31, 2016, we completed the sale of our Atlanta-area hospitals – Atlanta Medical Center and its South Campus, North Fulton Hospital, Spalding Regional Hospital and Sylvan Grove Hospital – as well as 26 physician clinics.  As a result of this transaction, we recorded a pre-tax gain on sale of approximately $113 million in the three months ended March 31, 2016.

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

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. Effective January 1, 2016, we formed two joint ventures with Baylor Scott & White Health (“BSW”) involving the ownership and operation of our North Texas hospitals – which were operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which was operated by BSW. The joint ventures will focus on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. BSW holds a majority ownership interest in the joint ventures.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended March 31, 2016, we derived approximately 40% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. The surgical facilities in our USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued growing our imaging and urgent care businesses through our USPI joint venture’s acquisitions, including the December 31, 2015 acquisition of CareSpot Express Healthcare, which added 35 urgent care centers in Florida and Tennessee to our USPI joint venture’s portfolio of outpatient centers. These acquisitions reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to health system and physician partners to include other outpatient settings beyond the core ambulatory care business, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate joint venture opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. Conifer provides services to more than 800 Tenet and non-Tenet hospital and other clients nationwide. Historically, this business has generated high margins and improved our overall results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals and independent physician associations, clients for these services include health plans, self-insured employers, government agencies and other entities. We also remain focused on developing, acquiring or entering into joint venture arrangements to establish new capabilities at Conifer.

General Economic Conditions—We believe that slow wage growth in some of the markets our hospitals serve and other adverse economic conditions have had a negative impact on our bad debt expense levels and payer mix. However, as the economy continues to recover, we expect to experience improvements in these metrics relative to recent levels. We believe our volumes were positively impacted in the three months ended March 31, 2016 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

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

Impact of the Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At

March 31, 2016, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show operating statistics for our continuing operations, which includes the results of (i) our same 72 hospitals and six health plans operated throughout the three months ended March 31, 2016 and 2015,  (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi-Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) Saint Louis University Hospital, which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) Central Carolina Hospital and Frye Regional Medical Center, which we divested effective January 1, 2016, and (x) our North Texas hospitals, in which we divested a controlling interest effective January 1, 2016, but continue to operate, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to March 31, 2016 and 2015 or to the date of divestiture, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Statistics	2016	2015	(Decrease)
Hospital Operations and other
Number of hospitals (at end of period)	80	80	—	(1)
Total admissions	211,799	208,333	1.7%
Adjusted patient admissions(2)	362,819	349,097	3.9%
Paying admissions (excludes charity and uninsured)	201,436	197,383	2.1%
Charity and uninsured admissions	10,363	10,950	(5.4)%
Emergency department visits	925,972	875,077	5.8%
Total surgeries	132,584	121,403	9.2%
Patient days — total	1,010,514	975,912	3.5%
Adjusted patient days(2)	1,714,369	1,618,516	5.9%
Average length of stay (days)	4.77	4.68	1.9%
Average licensed beds	21,524	20,823	3.4%
Utilization of licensed beds(3)	51.6%	52.1%	(0.5)	%(1)
Total visits	2,146,618	1,994,573	7.6%
Paying visits (excludes charity and uninsured)	1,984,515	1,837,376	8.0%
Charity and uninsured visits	162,103	157,197	3.1%
Ambulatory Care
Total consolidated facilities (at end of period)	211	64	147	(1)
Total cases	444,239	150,771	194.6%

(1)	The change is the difference between the 2016 and 2015 amounts shown.
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

Total admissions increased by 3,466, or 1.7%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Total surgeries increased by 9.2% in the three months ended March 31, 2016 compared to the same period in 2015. Our emergency department visits increased 5.8% in the three months ended March 31, 2016 compared to the same period in the prior year. Our volumes were positively impacted by acquisitions, as well as, we believe, incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,420	$4,787	13.2%
Hospital Operations and other
Revenues from charity and the uninsured	$223	$264	(15.5)%
Net inpatient revenues(1)	$2,781	$2,691	3.3%
Net outpatient revenues(1)	$1,514	$1,412	7.2%
Ambulatory Care revenues	$429	$91	371.4%
Conifer revenues	$385	$342	12.6%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $78 million and $106 million for the three months ended March 31, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $145 million and $158 million for the three months ended March 31, 2016 and 2015, respectively.

Net operating revenues before provision for doubtful accounts increased by $633 million, or 13.2%, in the three months ended March 31, 2016 compared to the same period in 2015, primarily due to acquisitions, increases in our outpatient volumes and  improved managed care pricing. Net operating revenues before provision for doubtful accounts in the three months ended March 31, 2016 included $57 million of net revenues from the California provider fee program described in our Annual Report compared to $46 million during the three months ended March 31, 2015.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$376	$363	3.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	6.9%	7.6%	(0.7)	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

Provision for doubtful accounts increased by $13 million, or 3.6%, in the three months ended March 31, 2016 compared to the same period in 2015, and provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 6.9% and 7.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts primarily related to the impact of the $41 million decrease in revenues from charity and the uninsured. Our accounts receivable days outstanding (“AR Days”) from continuing operations were 50.6 days at March 31, 2016 and 49.5 days at December 31, 2015, within our target of less than 55 days.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$2,017	$1,908	5.7%
Supplies	725	670	8.2%
Other operating expenses	1,073	1,005	6.8%
Total	$3,815	$3,583	6.5%
Ambulatory Care
Salaries, wages and benefits	$146	$24	508.3%
Supplies	86	17	405.9%
Other operating expenses	86	21	309.5%
Total	$318	$62	412.9%
Conifer
Salaries, wages and benefits	$239	$193	23.8%
Other operating expenses	83	67	23.9%
Total	$322	$260	23.8%
Total
Salaries, wages and benefits	$2,402	$2,125	13.0%
Supplies	811	687	18.0%
Other operating expenses	1,242	1,093	13.6%
Total	$4,455	$3,905	14.1%
Rent/lease expense(1)
Hospital Operations and other	$61	$54	13.0%
Ambulatory Care	17	7	142.9%
Conifer	4	3	33.3%
Total	$82	$64	28.1%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,559	$5,466	1.7%
Supplies per adjusted patient admission(1)	1,998	1,919	4.1%
Other operating expenses per adjusted patient admission(1)	2,980	2,899	2.8%
Total per adjusted patient admission	$10,537	$10,284	2.5%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 1.7% in the three months ended March 31, 2016 compared to the same period in 2015. This change is primarily due to annual merit increases for certain of our employees and increased employee health benefits costs in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Supplies expense per adjusted patient admission increased 4.1% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The change in supplies expense was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, and volume growth in our higher acuity supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 2.8% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase is due to higher contracted services and medical fees, as well as increased costs associated with our health plans due to an increase in covered lives, which costs were offset by increased health plan revenues. Malpractice expense was $2 million higher in the 2016 period compared to the 2015 period. The 2016 period included an unfavorable adjustment of approximately $12 million due to a 55 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $5 million as a result of a 26 basis point decrease in the interest rate in the 2015 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $728 million at March 31, 2016 compared to $356 million at December 31, 2015.

Significant cash flow items in the three months ended March 31, 2016 included:

•	Proceeds from sales of facilities and other assets of $573 million;

•	Capital expenditures of $208 million;

•	Purchases of businesses for $29 million;

•	$117 million in aggregate annual 401(k) contributions and $150 million in annual incentive compensation payments, which were accrued as compensation expense in 2015; and

•	Interest payments of $132 million.

Net cash provided by operating activities was $147 million in the three months ended March 31, 2016 compared to $57 million net cash used in operating activities in the three months ended March 31, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $84 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•	$44 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Approximately $132 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs, primarily in California and Texas;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million,  respectively, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•	An increase of $36 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $15 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended
	March 31,
			Increase
Net Patient Revenues from:	2016	2015	(Decrease)(1)
Medicare	20.0%	21.9%	(1.9)%
Medicaid	8.7%	9.4%	(0.7)%
Managed care	61.1%	58.6%	2.5%
Indemnity, self-pay and other	10.2%	10.1%	0.1%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended
	March 31,
			Increase
Admissions from:	2016	2015	(Decrease)(1)
Medicare	27.2%	28.0%	(0.8)%
Medicaid	7.3%	8.2%	(0.9)%
Managed care	58.1%	56.3%	1.8%
Indemnity, self-pay and other	7.4%	7.5%	(0.1)%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”) is the single largest payer of healthcare services in the United States. Approximately 129 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS, an agency of the U.S. Department of Health and Human Services (“HHS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2016 and 2015 are set forth in the following table:

	Three Months Ended
	March 31,
Revenue Descriptions	2016	2015
Medicare severity-adjusted diagnosis-related group — operating	$474	$457
Medicare severity-adjusted diagnosis-related group — capital	43	42
Outliers	22	18
Outpatient	222	234
Disproportionate share	78	88
Direct Graduate and Indirect Medical Education(1)	64	67
Other(2)	(17)	11
Adjustments for prior-year cost reports and related valuation allowances	13	22
Total Medicare net patient revenues	$899	$939

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 19.0% and 19.1% of total net patient revenues before provision for doubtful accounts of our continuing general hospitals for the three months ended March 31, 2016 and 2015, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2016 and 2015, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $227 million and $247 million, respectively.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our hospitals are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2016 and 2015 are set forth in the table below:

	Three Months Ended
	March 31,
	2016		2015
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
California	$104	$103	$80	$94
Michigan	98	73	85	77
Texas	52	61	94	59
Alabama	27	—	3	—
Florida	22	42	24	41
Georgia	19	9	17	9
Pennsylvania	19	51	17	48
Illinois	18	18	28	10
Massachusetts	8	14	9	12
Arizona	4	55	(2)	26
South Carolina	2	9	4	9
Tennessee	1	8	2	8
North Carolina	—	—	6	1
Missouri	(1)	—	18	4
	$373	$443	$385	$398

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 18, 2016, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2017 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.8% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.8% market basket increase and the outlier baseline that result in a net operating payment update of 0.65% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.5%, respectively;

•	A documentation and coding recoupment reduction of 1.5% as required by the American Taxpayer Relief Act of 2012;

•	Prospective reversal of the 0.2% reduction related to the two-midnights rule that was first imposed in federal fiscal year (“FFY”) 2014;

•	A one-time increase of 0.6% to reverse the 0.2% two-midnights rule reductions imposed in FFYs 2014 through 2016; and

•	A 0.2% reduction in the FFY 2016 estimated outlier baseline of 5.3% to ensure that FFY 2017 outlier payments do not exceed 5.1% of total IPPS payments.

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	A 1.73% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $22,544 to $23,681; and

•	A proposed three-year transition beginning in FFY 2018 to use uncompensated care to determine the distribution of the UC-DSH payments.

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.6% increase in operating MS-DRG payments for hospitals in large urban areas (populations over one million) in FFY 2016. The proposed payment and policy changes affecting operating MS-DRG payments and other proposals, notably those affecting Medicare UC-DSH payments, would result in an estimated 0.1% increase in our annual IPPS payments, which yields an estimated decrease of approximately $2 million in our annual Medicare IPPS payments. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

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

The amount of our managed care net patient revenues during the three months ended March 31, 2016 and 2015 was $2.6 billion and $2.4 billion, respectively. Approximately 62% of our managed care net patient revenues for the three months ended March 31, 2016 was derived from our top ten managed care payers. National payers generated approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At both March 31, 2016 and December 31, 2015, approximately 59% of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2016, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the three months ended March 31, 2016, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both March 31, 2016 and December 31, 2015, approximately 5% of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Estimated costs for:
Self-pay patients	$165	$164
Charity care patients	$44	$36
Medicaid DSH and other supplemental revenues	$227	$247

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues:
General hospitals	$4,302	$4,117
Other operations	1,118	670
Net operating revenues before provision for doubtful accounts	5,420	4,787
Less provision for doubtful accounts	376	363
Net operating revenues	5,044	4,424
Equity in earnings of unconsolidated affiliates	24	4
Operating expenses:
Salaries, wages and benefits	2,402	2,125
Supplies	811	687
Other operating expenses, net	1,242	1,093
Electronic health record incentives	—	(6)
Depreciation and amortization	212	207
Impairment and restructuring charges, and acquisition-related costs	28	29
Litigation and investigation costs	173	3
Gains on sales, consolidation and deconsolidation of facilities	(147)	—
Operating income	$347	$290

	Three Months Ended
	March 31,
	2016	2015
Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.5%	0.1%
Operating expenses:
Salaries, wages and benefits	47.6%	48.0%
Supplies	16.1%	15.5%
Other operating expenses, net	24.6%	24.7%
Electronic health record incentives	—%	(0.2)%
Depreciation and amortization	4.2%	4.7%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.7%
Litigation and investigation costs	3.4%	0.1%
Gains on sales, consolidation and deconsolidation of facilities	(2.9)%	—%
Operating income	6.9%	6.6%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 79% and 86% of our total net operating revenues before provision for doubtful accounts for the three months ended March 31, 2016 and 2015, respectively.

Net operating revenues from our other operations were $1.118 billion and $670 million in the three months ended March 31, 2016 and 2015, respectively. The increase in net operating revenues from other operations during 2016 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity earnings of unconsolidated affiliates were $24 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. The increase in equity earnings of unconsolidated affiliates in the 2016 period compared to the 2015 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 72 hospitals and six health plans operated throughout the three months ended March 31, 2016 and 2015. The results of (i) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) Saint Louis University Hospital, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) Central Carolina Hospital and Frye Regional Medical Center, which we divested effective January 1, 2016, and (vii) our North Texas hospitals, in which we divested a controlling interest effective January 1, 2016, but continue to operate, are excluded.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,868	$1,798	3.9%
Supplies	660	616	7.1%
Other operating expenses	999	910	9.8%
Total	$3,527	$3,324	6.1%
Ambulatory Care
Salaries, wages and benefits	$146	$24	508.3%
Supplies	86	17	405.9%
Other operating expenses	86	21	309.5%
Total	$318	$62	412.9%
Conifer
Salaries, wages and benefits	$239	$193	23.8%
Other operating expenses	83	67	23.9%
Total	$322	$260	23.8%
Rent/lease expense(1)
Hospital Operations and other	$52	$48	8.3%
Ambulatory Care	17	7	142.9%
Conifer	4	3	33.3%
Total	$73	$58	25.9%

(1)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments: Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans; Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and short-stay surgical hospitals, as well as Aspen’s hospitals and clinics; and Conifer, which operates revenue cycle management and patient communication and engagement services businesses.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 72 hospitals and six health plans operated throughout the three months ended March 31, 2016 and 2015. The results of (i) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) Saint Louis University Hospital, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health

System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) Central Carolina Hospital and Frye Regional Medical Center, which we divested effective January 1, 2016, and (vii) our North Texas hospitals, in which we divested a controlling interest effective January 1, 2016, but continue to operate, are excluded.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Admissions, Patient Days and Surgeries	2016	2015	(Decrease)
Number of hospitals (at end of period)	72	72	—	(1)
Total admissions	193,980	194,143	(0.1)%
Adjusted patient admissions(2)	330,575	323,577	2.2%
Paying admissions (excludes charity and uninsured)	184,436	184,225	0.1%
Charity and uninsured admissions	9,544	9,918	(3.8)%
Admissions through emergency department	125,004	124,492	0.4%
Paying admissions as a percentage of total admissions	95.1%	94.9%	0.2	%(1)
Charity and uninsured admissions as a percentage of total admissions	4.9%	5.1%	(0.2)	%(1)
Emergency department admissions as a percentage of total admissions	64.4%	64.1%	0.3	%(1)
Surgeries — inpatient	50,563	50,447	0.2%
Surgeries — outpatient	66,467	62,949	5.6%
Total surgeries	117,030	113,396	3.2%
Patient days — total	911,651	909,116	0.3%
Adjusted patient days(2)	1,537,812	1,499,932	2.5%
Average length of stay (days)	4.70	4.68	0.4%
Licensed beds (at end of period)	19,293	19,393	(0.5)%
Average licensed beds	19,288	19,390	(0.5)%
Utilization of licensed beds(3)	52.5%	52.1%	0.4	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.
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

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Outpatient Visits	2016	2015	(Decrease)
Total visits	1,949,159	1,852,780	5.2%
Paying visits (excludes charity and uninsured)	1,804,947	1,710,661	5.5%
Charity and uninsured visits	144,212	142,119	1.5%
Emergency department visits	726,730	688,242	5.6%
Surgery visits	66,467	62,949	5.6%
Paying visits as a percentage of total visits	92.6%	92.3%	0.3	%(1)
Charity and uninsured visits as a percentage of total visits	7.4%	7.7%	(0.3)	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues	$3,940	$3,701	6.5%
Revenues from charity and the uninsured	$223	$244	(8.6)%
Net inpatient revenues(1)	$2,616	$2,501	4.6%
Net outpatient revenues(1)	$1,400	$1,289	8.6%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $88 million and $100 million for the three months ended March 31, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $135 million and $144 million for the three months ended March 31, 2016 and 2015, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2016	2015	(Decrease)
Net inpatient revenue per admission	$13,486	$12,882	4.7%
Net inpatient revenue per patient day	$2,870	$2,751	4.3%
Net outpatient revenue per visit	$718	$696	3.2%
Net patient revenue per adjusted patient admission(1)	$12,149	$11,713	3.7%
Net patient revenue per adjusted patient day(1)	$2,612	$2,527	3.4%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$351	$326	7.7%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.2%	8.1%	0.1	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits as a percentage of net operating revenues	47.4%	48.6%	(1.2)	%(1)
Supplies as a percentage of net operating revenues	16.8%	16.6%	0.2	%(1)
Other operating expenses as a percentage of net operating revenues	25.4%	24.6%	0.8	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

Revenues

Same-hospital net operating revenues increased $239 million, or 6.5%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, higher outpatient volumes, improved terms of our managed care contracts and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $115 million, or 4.6%, and same-hospital adjusted admissions increased 2.2% in the three months ended March 31, 2016 compared to the same period in 2015. We believe our volumes were positively impacted by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Same-hospital net inpatient revenue per admission increased 4.7%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Same-hospital net outpatient revenues increased $111 million, or 8.6%, and same-hospital outpatient visits increased 5.2% in the three months ended March 31, 2016 compared to the same period in 2015. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 3.2% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the improved terms of our managed care contracts.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.2% and 8.1% for the three months ended March 31, 2016 and 2015, respectively. The table below shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$400	$—	$400	$360	$—	$360
Medicaid	85	—	85	70	—	70
Net cost report settlements payable and valuation allowances	(47)	—	(47)	(42)	—	(42)
Managed care	1,808	142	1,666	1,715	126	1,589
Self-pay uninsured	459	403	56	509	436	73
Self-pay balance after insurance	228	155	73	208	142	66
Estimated future recoveries from accounts assigned to our Conifer subsidiary	146	—	146	144	—	144
Other payers	434	176	258	442	166	276
Total Hospital Operations and other	3,513	876	2,637	3,406	870	2,536
Ambulatory Care	192	25	167	182	17	165
Total discontinued operations	3	—	3	3	—	3
	$3,708	$901	$2,807	$3,591	$887	$2,704

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2016, our collection rate on self-pay accounts was approximately 27.3%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at March 31, 2016, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 98.4% at March 31, 2016.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.684 billion and $2.578 billion at March 31, 2016 and December 31, 2015, respectively, excluding cost report settlements payable and valuation allowances of $47 million and $42 million at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	91%	65%	64%	26%	62%
61-120 days	5%	17%	19%	16%	13%
121-180 days	2%	7%	9%	10%	7%
Over 180 days	2%	11%	8%	48%	18%
Total	100%	100%	100%	100%	100%

	December 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	90%	65%	64%	27%	62%
61-120 days	6%	16%	16%	19%	15%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	13%	13%	43%	16%
Total	100%	100%	100%	100%	100%

At March 31, 2016, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $2.7 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2016 and December 31, 2015 by aging category for the hospitals currently in the program.

	March 31,	December 31,
	2016	2015
0-60 days	$84	$86
61-120 days	14	14
121-180 days	8	7
Over 180 days	16	18
Total	$122	$125

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 1.2% to 47.4% in the three months ended March 31, 2016 compared to 48.6% for the same period in 2015. While same-hospital net operating revenues increased 6.5% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, as previously discussed, same-hospital salaries, wages and benefits increased by only 3.9% in the three months ended March 31, 2016 compared to the 2015 period. This increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees, and increased employee health benefits costs. Salaries, wages and benefits expense for the three months ended March 31, 2016 and 2015 included stock-based compensation expense of $13 million and $18 million, respectively.

At March 31, 2016, approximately 22% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 37 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have five expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at five hospitals and one physician practice where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2016.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased 0.2% to 16.8% in the three months ended March 31, 2016 compared to 16.6% for the same period in 2015. The increase in supplies expense was primarily attributable to higher costs for pharmaceuticals and cardiology supplies, as well as volume growth in our higher acuity supply-intensive surgical services.

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

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased 0.8% to 25.4% in the three months ended March 31, 2016 compared to 24.6% for the same period in 2015. The increase in other operating expenses was primarily due to:

•	additional medical fees of $15 million;

•	increased costs associated with our health plans due to an increase in covered lives of $20 million, which costs were offset by increased health plan revenues; and

•	increased costs of contracted services of $37 million.

Same-hospital malpractice expense in the 2016 period included an unfavorable adjustment of approximately $12 million due to a 55 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $5 million as a result of a 26 basis point decrease in the interest rate in the 2015 period.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our new Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to March 31, 2016.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (122 of 335 at March 31, 2016), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. We control 213 of the facilities we operate and account for these investments as consolidated subsidiaries.

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

Our Ambulatory Care operating income is driven by the performance of all facilities we operate and by our ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 64% of our facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended
	March 31,
Ambulatory Care Results of Operations	2016	2015
Net operating revenues	$429	$91
Equity in earnings of unconsolidated affiliates	25	—
Operating expenses, excluding depreciation and amortization	318	62
Depreciation and amortization	25	4
Operating income	$111	$25

Our Ambulatory Care net operating revenues increased by $338 million, or 371.4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The growth in revenues was primarily driven by increases from acquisitions of $334 million.

Salaries, wages and benefits expense increased by $122 million, or 508.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily driven by salaries, wages and benefits expense from acquisitions of $120 million.

Supplies expense increased by $69 million, or 405.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily driven by supplies expense from acquisitions of $68 million.

Other operating expenses increased by $65 million, or 309.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was driven by other operating expenses from acquisitions of $65 million.

Facility Growth

The following table summarizes the changes in our same-facility revenue year-over-year on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of our unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

Three Months Ended
Ambulatory Care Facility Growth	March 31, 2016
Net revenues	11.0%
Cases	8.6%
Net revenue per case	2.2%

Joint Ventures with Health System Partners

During the three months ended June 30, 2015, we established our new Ambulatory Care segment as a result of our joint venture with USPI and our purchase of Aspen. USPI’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of March 31, 2016, the majority of facilities in our Ambulatory Care segment are operated in this model.

Three Months Ended
Ambulatory Care Facilities with Health System Partners	March 31, 2016
Facilities:
With a health system partner	179
Without a health system partner	156
Total facilities operated	335
Change from December 31, 2015
Acquisitions	2
De novo	1
Dispositions/Mergers	(1)
Total increase in number of facilities operated	2

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $385 million and $342 million during the three months ended March 31, 2016 and 2015, respectively, a portion of which was eliminated in consolidation as described in

Note 16 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $46 million, or 23.8%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients.

Other operating expenses for Conifer increased $16 million, or 23.9%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the growth in Conifer’s business primarily attributable to new clients.

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

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $28 million, consisting of approximately $2 million to write-down other intangible assets, $10 million of employee severance costs, $1 million of restructuring costs, $1 million of contract and lease termination fees, and $14 million in acquisition-related costs, which include $5 million of transaction costs and $9 million of acquisition integration costs.

During the three months ended March 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $29 million, consisting of $6 million of employee severance costs, $3 million of restructuring costs and $20 million in acquisition-related costs, which include $7 million of transaction costs and $13 million in acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2016 and 2015 were $173 million and $3 million, respectively, and were primarily attributable to significant legal proceedings and governmental reviews described in Note 10 to our Condensed Consolidated Financial Statements.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $147 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $29 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $243 million compared to $199 million for the same period in 2015, primarily due to increased borrowings related to our recent acquisitions.

Income Tax Expense

During the three months ended March 31, 2016, we recorded income tax expense of $67 million in continuing operations on pre-tax earnings of $105 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $13 million, tax benefits of $21 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, tax expense of $29 million related to nondeductible goodwill, tax benefits of $17 million related to nontaxable gains and related changes in deferred taxes, and tax expense of $26 million related to nondeductible litigation, compared to income tax expense of $16 million during the three months ended March 31, 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $93 million for the three months ended March 31, 2016 compared to $29 million for the three months ended March 31, 2015. Net income attributable to noncontrolling interests for the three months ended March 31, 2016 was comprised of $6 million related to our Hospital Operations and other segment, $75 million related to our Ambulatory Care segment and $12 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $29 million was related to the minority interest in our USPI joint venture, which included $18 million attributable to $29 million of gains on the consolidation of certain businesses by our USPI joint venture and an associated $7 million favorable income tax adjustment. The portion related to our Conifer segment is due to Catholic Health Initiatives’ 23.8% ownership interest in our Conifer Health Solutions, LLC subsidiary.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES

The financial information provided throughout this report, including our Condensed Consolidated Financial Statements and the notes thereto, has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. In addition, from time to time we use these measures to define certain performance targets under our compensation programs.

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

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to our common shareholders (the most comparable GAAP term) for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(59)	$47
Less: Net income attributable to noncontrolling interests	(93)	(29)
Net income (loss) from discontinued operations, net of tax	(4)	1
Income from continuing operations	38	75
Income tax expense	(67)	(16)
Investment earnings	1	—
Interest expense	(243)	(199)
Operating income	347	290
Litigation and investigation costs	(173)	(3)
Gains on sales, consolidation and deconsolidation of facilities	147	—
Impairment and restructuring charges, and acquisition-related costs	(28)	(29)
Depreciation and amortization	(212)	(207)
Adjusted EBITDA	$613	$529

Net operating revenues	$5,044	$4,424

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.2%	12.0%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our available cash balances and our operating results.

At March 31, 2016, using the last 12 months of Adjusted EBITDA, including our USPI joint venture and Aspen’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.68x on a consolidated basis. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $208 million and $184 million in the three months ended March 31, 2016 and 2015, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2016 will total approximately $850 million to $900 million, including $133 million that was accrued as a liability at December 31, 2015. Our budgeted 2016 capital expenditures include approximately $5 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the three months ended March 31, 2016,  we completed the sale of our Atlanta-area hospitals – Atlanta Medical Center and its South Campus, North Fulton Hospital, Spalding Regional Hospital and Sylvan Grove Hospital – as well as 26 physician clinics.  As a result of this transaction, we recorded a pre-tax gain on sale of approximately $113 million in the three months ended March 31, 2016.

Interest payments, net of capitalized interest, were $132 million and $117 million in the three months ended March 31, 2016 and 2015, respectively.

Income tax payments, net of tax refunds, were approximately $6 million in the three months ended March 31, 2016, and income tax refunds, net of tax payments, were approximately $1 million in the three months ended March 31, 2015.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2016 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $728 million of cash and cash equivalents on hand at March 31, 2016 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $996 million based on our borrowing base calculation at March 31, 2016.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $147 million in the three months ended March 31, 2016 compared to $57 million net cash used in operating activities in the three months ended March 31, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $84 million, excluding net gain on sales of investments, investment earnings (loss), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•	$44 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Approximately $132 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs, primarily in California and Texas;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•	An increase of $36 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $15 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash, including by means of the sale of underutilized or inefficient assets.

Capital expenditures were $208 million and $184 million in the three months ended March 31, 2016 and 2015, respectively.

We record our investments that are available-for-sale at fair market value. As shown in Note 14 to our Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility and remove certain restrictions with respect to the borrowing base eligibility of certain account receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of December 4, 2020. We are in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $996 million was available for borrowing under the Credit Agreement at March 31, 2016.

Letter of Credit Facility. We have a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our prior credit agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017. We are in compliance with all covenants and conditions in our LC Facility. At March 31, 2016, we had approximately $139 million of standby letters of credit outstanding under the LC Facility.

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

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings or potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we acquire. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with a significant monetary resolution of the Clinica de la Mama qui tam action and criminal investigation described in Note 10 to our Condensed Consolidated Financial Statements.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that substantially all of our current long-term indebtedness has fixed rates of interest.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are capital allocation priorities, volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our Conifer services businesses, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, underperforming hospitals and portfolio optimization, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management company peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended March 31, 2016 and 2015 include $2 million and $20 million, respectively, of net operating revenues and less than $1 million and $1 million, respectively, of operating income generated from hospitals operated by us under operating lease arrangements (one hospital in the three months ended March 31, 2016, which was sold effective March 31, 2016, and two hospitals in the three months ended March 31, 2015). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $232 million of standby letters of credit outstanding and guarantees at March 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at March 31, 2016. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$132	$159	$1,136	$1,679	$3,411	$7,357	$13,874	$13,701
Average effective interest rates	5.1%	6.6%	6.5%	5.5%	6.7%	7.1%	6.7%

Variable rate long-term debt	$—	$—	$—	$—	$900	$—	$900	$933
Average effective interest rates	—	—	—	—	4.1%	—%	—%

At March 31, 2016, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At March 31, 2016, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

(10)	Letter from the Registrant to J. Eric Evans, dated March 22, 2016*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 2, 2016	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)