Form 10-Q
period 2016-06-30
TENET HEALTHCARE CORP
filed 2016-08-01
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At July 27, 2016, there were 99,517,920 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$656	$356
Accounts receivable, less allowance for doubtful accounts ($946 at June 30, 2016 and $887 at December 31, 2015)	2,734	2,704
Inventories of supplies, at cost	316	309
Income tax receivable	3	7
Assets held for sale	2	550
Other current assets	1,282	1,245
Total current assets	4,993	5,171
Investments and other assets	1,317	1,175
Deferred income taxes	797	776
Property and equipment, at cost, less accumulated depreciation and amortization ($4,814 at June 30, 2016 and $4,323 at December 31, 2015)	7,977	7,915
Goodwill	7,291	6,970
Other intangible assets, at cost, less accumulated amortization ($734 at June 30, 2016 and $659 at December 31, 2015)	1,865	1,675
Total assets	$24,240	$23,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$181	$127
Accounts payable	1,272	1,380
Accrued compensation and benefits	843	880
Professional and general liability reserves	179	177
Accrued interest payable	205	205
Liabilities held for sale	—	101
Accrued legal settlement costs	525	294
Other current liabilities	1,225	1,144
Total current liabilities	4,430	4,308
Long-term debt, net of current portion	14,320	14,383
Professional and general liability reserves	613	578
Defined benefit plan obligations	594	595
Deferred income taxes	274	37
Other long-term liabilities	582	557
Total liabilities	20,813	20,458
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,275	2,266
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 147,937,909 shares issued at June 30, 2016 and 146,920,454 shares issued at December 31, 2015	7	7
Additional paid-in capital	4,791	4,815
Accumulated other comprehensive loss	(203)	(164)
Accumulated deficit	(1,655)	(1,550)
Common stock in treasury, at cost, 48,421,605 shares at June 30, 2016 and 48,425,298 shares at December 31, 2015	(2,417)	(2,417)
Total shareholders’ equity	523	691
Noncontrolling interests	629	267
Total equity	1,152	958
Total liabilities and equity	$24,240	$23,682

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,220	$4,844	$10,640	$9,631
Less: Provision for doubtful accounts	352	352	728	715
Net operating revenues	4,868	4,492	9,912	8,916
Equity in earnings of unconsolidated affiliates	30	16	54	20
Operating expenses:
Salaries, wages and benefits	2,316	2,185	4,718	4,310
Supplies	773	707	1,584	1,394
Other operating expenses, net	1,213	1,081	2,455	2,174
Electronic health record incentives	(21)	(33)	(21)	(39)
Depreciation and amortization	215	197	427	404
Impairment and restructuring charges, and acquisition-related costs	22	193	50	222
Litigation and investigation costs	114	14	287	17
Gains on sales, consolidation and deconsolidation of facilities	(1)	—	(148)	—
Operating income	267	164	614	454
Interest expense	(244)	(217)	(487)	(416)
Investment earnings (losses)	2	(1)	3	(1)
Net income (loss) from continuing operations, before income taxes	25	(54)	130	37
Income tax benefit (expense)	16	27	(51)	11
Net income (loss) from continuing operations, before discontinued operations	41	(27)	79	48
Discontinued operations:
Loss from operations	(2)	(2)	(7)	—
Income tax benefit	—	1	1	—
Net loss from discontinued operations	(2)	(1)	(6)	—
Net income (loss)	39	(28)	73	48
Less: Net income attributable to noncontrolling interests	85	33	178	62
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(46)	$(61)	$(105)	$(14)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(44)	$(60)	$(99)	$(14)
Net loss from discontinued operations, net of tax	(2)	(1)	(6)	—
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(46)	$(61)	$(105)	$(14)
Net loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.44)	$(0.60)	$(1.00)	$(0.14)
Discontinued operations	(0.02)	(0.01)	(0.06)	—
	$(0.46)	$(0.61)	$(1.06)	$(0.14)
Diluted
Continuing operations	$(0.44)	$(0.60)	$(1.00)	$(0.14)
Discontinued operations	(0.02)	(0.01)	(0.06)	—
	$(0.46)	$(0.61)	$(1.06)	$(0.14)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,341	99,244	99,054	98,972
Diluted	99,341	99,244	99,054	98,972

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$39	$(28)	$73	$48
Other comprehensive income (loss):
Amortization of net actuarial loss included in net periodic benefit costs	3	2	3	5
Unrealized gains (losses) on securities held as available-for-sale	(2)	—	1	1
Foreign currency translation adjustments	(43)	—	(41)	—
Other comprehensive income (loss) before income taxes	(42)	2	(37)	6
Income tax expense related to items of other comprehensive income (loss)	(1)	—	(2)	(1)
Total other comprehensive income (loss), net of tax	(43)	2	(39)	5
Comprehensive net income (loss)	(4)	(26)	34	53
Less: Comprehensive income attributable to noncontrolling interests	85	33	178	62
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(89)	$(59)	$(144)	$(9)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Net income	$73	$48
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	427	404
Provision for doubtful accounts	728	715
Deferred income tax expense (benefit)	37	(27)
Stock-based compensation expense	35	33
Impairment and restructuring charges, and acquisition-related costs	50	222
Litigation and investigation costs	287	17
Gains on sales, consolidation and deconsolidation of facilities	(148)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	10	(20)
Amortization of debt discount and debt issuance costs	21	21
Pre-tax loss (income) from discontinued operations	7	—
Other items, net	(2)	(5)
Changes in cash from operating assets and liabilities:
Accounts receivable	(725)	(779)
Inventories and other current assets	(30)	36
Income taxes	(17)	9
Accounts payable, accrued expenses and other current liabilities	(106)	(267)
Other long-term liabilities	34	40
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(99)	(86)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(8)
Net cash provided by operating activities	582	353
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(413)	(359)
Purchases of businesses or joint venture interests, net of cash acquired	(94)	(636)
Proceeds from sales of facilities and other assets	573	—
Proceeds from sales of marketable securities, long-term investments and other assets	24	11
Purchases of equity investments	(35)	(2)
Other long-term assets	(3)	—
Other items, net	2	1
Net cash provided by (used in) investing activities	54	(985)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,195)	(1,315)
Proceeds from borrowings under credit facility	1,195	1,195
Repayments of other borrowings	(76)	(1,992)
Proceeds from other borrowings	—	3,187
Debt issuance costs	—	(72)
Distributions paid to noncontrolling interests	(95)	(23)
Proceeds from sale of noncontrolling interests	15	3
Purchase of noncontrolling interests	(177)	(254)
Proceeds from exercise of stock options	3	9
Other items, net	(6)	—
Net cash provided by (used in) financing activities	(336)	738
Net increase in cash and cash equivalents	300	106
Cash and cash equivalents at beginning of period	356	193
Cash and cash equivalents at end of period	$656	$299
Supplemental disclosures:
Interest paid, net of capitalized interest	$(467)	$(385)
Income tax payments, net	$(29)	$(8)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At June 30, 2016, we operated 79 hospitals, 20 short-stay surgical hospitals, over 465 outpatient centers, nine facilities in the United Kingdom and six health plans through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). The results of 134 of these facilities, in which we hold noncontrolling interests, are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Net Operating Revenues Before Provision for Doubtful Accounts

We recognize net operating revenues before provision for doubtful accounts in the period in which our services are performed. Net operating revenues before provision for doubtful accounts primarily consist of net patient service revenues that are recorded based on established billing rates (i.e., gross charges), less estimated discounts for contractual and other allowances, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients and other uninsured discount and charity programs.

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General Hospitals:
Medicare	$879	$850	$1,738	$1,748
Medicaid	298	349	671	734
Managed care	2,407	2,501	5,033	4,906
Indemnity, self-pay and other	464	407	901	821
Acute care hospitals — other revenue	14	13	21	28
Other:
Other operations	1,158	724	2,276	1,394
Net operating revenues before provision for doubtful accounts	$5,220	$4,844	$10,640	$9,631

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $656 million and $356 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, our book overdrafts were approximately $283 million and $301 million, respectively, which were classified as accounts payable.

At June 30, 2016 and December 31, 2015, approximately $190 million and $171 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and our health plans.

Also at June 30, 2016 and December 31, 2015, we had $109 million and $133 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $66 million and $95 million, respectively, were included in accounts payable.

During the six months ended June 30, 2016 and 2015, we entered into non-cancellable capital leases of approximately $77 million and $92 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At June 30, 2016:
Capitalized software costs	$1,537	$(656)	$881
Trade names	106	—	106
Contracts	848	(35)	813
Other	108	(43)	65
Total	$2,599	$(734)	$1,865

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2015:
Capitalized software costs	$1,456	$(594)	$862
Trade names	106	—	106
Contracts	653	(26)	627
Other	119	(39)	80
Total	$2,334	$(659)	$1,675

Estimated future amortization of intangibles with finite useful lives at June 30, 2016 is as follows:

		Years Ending December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
Amortization of intangible assets	$1,207	$80	$172	$159	$130	$114	$552

Investments in Unconsolidated Affiliates

We control 214 of the facilities operated by our Ambulatory Care segment and, therefore, consolidate their results (212 are consolidated within our Ambulatory Care segment and two are consolidated within our Hospital Operations and other segment). We account for many of the facilities our Ambulatory Care segment operates (120 of 334 at June 30, 2016) and four of the hospitals our Hospital Operations and other segment operates under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Net operating revenues	$615	$1,193
Net income	$130	$235
Net income attributable to the investees	$89	$158

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30,	December 31,
	2016	2015
Continuing operations:
Patient accounts receivable	$3,568	$3,486
Allowance for doubtful accounts	(946)	(887)
Estimated future recoveries	142	144
Net cost reports and settlements payable and valuation allowances	(33)	(42)
	2,731	2,701
Discontinued operations	3	3
Accounts receivable, net	$2,734	$2,704

At June 30, 2016 and December 31, 2015, our allowance for doubtful accounts was 26.5% and 25.4%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At June 30, 2016 and December 31, 2015, our allowance for doubtful accounts for self-pay was 82.6% and 80.6%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At June 30, 2016 and December 31, 2015, our allowance for doubtful accounts for managed care was 8.5% and 7.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Estimated costs for:
Self-pay patients	$159	$168	$310	$332
Charity care patients	$31	$37	$72	$73
Medicaid DSH and other supplemental revenues	$215	$220	$442	$467

At June 30, 2016 and December 31, 2015, we had approximately $494 million and $387 million, respectively, of receivables recorded in other current assets and approximately $191 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $549 million of our assets in Georgia as “assets held for sale” in current assets and $101 million of our liabilities in Georgia as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $80 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Condensed Consolidated Balance Sheet at June 30, 2016.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $50 million primarily related to our Hospital Operations and other segment, consisting of approximately $2 million to write-down other intangible assets, $17 million of employee severance costs, $2 million of restructuring costs, $1 million of contract and lease termination fees, and $28 million in acquisition-related costs, which include $3 million of transaction costs and $25 million of acquisition integration charges.

During the six months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $222 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of Saint Louis University Hospital in the period, $8 million of employee severance costs, $4 million of restructuring costs, $4 million of contract and lease termination fees, and $59 million in acquisition-related costs, which include $36 million of transaction costs and $23 million of acquisition integration charges.

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

At June 30, 2016, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segment level. Our Ambulatory Care segment consists of the operations of our USPI joint venture and our Aspen facilities.

Our Hospital Operations and other segment was structured as follows at June 30, 2016:

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, South Carolina and Tennessee;

•	Our Texas region included all of our hospitals and other operations in Missouri, New Mexico and Texas;

•	Our Western region included all of our hospitals and other operations in Arizona and California; and

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area.

Effective July 1, 2016, all of our hospitals and other operations in Missouri were transitioned from our Texas region to our Southern region.

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Senior notes:
5%, due 2019	$1,100	$1,100
5 1/2%, due 2019	500	500
6 3/4%, due 2020	300	300
8%, due 2020	750	750
8 1/8%, due 2022	2,800	2,800
6 3/4%, due 2023	1,900	1,900
6 7/8%, due 2031	430	430
Senior secured notes:
6 1/4%, due 2018	1,041	1,041
4 3/4%, due 2020	500	500
6%, due 2020	1,800	1,800
Floating % due 2020	900	900
4 1/2%, due 2021	850	850
4 3/8%, due 2021	1,050	1,050
Capital leases and mortgage notes	821	852
Unamortized issue costs, note discounts and premium	(241)	(263)
Total long-term debt	14,501	14,510
Less current portion	181	127
Long-term debt, net of current portion	$14,320	$14,383

Credit Agreement

On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility, and remove certain restrictions with respect to the borrowing base eligibility of certain accounts receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of December 4, 2020, is collateralized by patient accounts receivable of substantially all of our domestic wholly owned hospitals. In addition, borrowings under the Credit Agreement are guaranteed by substantially all of our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $996 million was available for borrowing under the Credit Agreement at June 30, 2016.

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

Drawings under any letter of credit issued under the LC Facility (including the Preexisting Letters of Credit) that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.875% per annum. An unused commitment fee is payable at an initial rate of 0.50% per annum with a step down to 0.375% per annum based on the secured debt to EBITDA ratio of 3.00 to 1.00. A per annum fee on the aggregate outstanding amount of issued but undrawn letters of credit (including the Preexisting Letters of Credit) will accrue at a rate of 1.875% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2016, we had approximately $132 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At June 30, 2016, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $83 million. We had a total liability of $72 million recorded for these guarantees included in other current liabilities at June 30, 2016.

At June 30, 2016, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $32 million. Of the total, $16 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

At June 30, 2016, approximately 7.0 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and time-based restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units (and, in prior years, have granted performance-based options) that vest subject to the achievement of specified performance goals within a specified timeframe.

Our Condensed Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015 include $31 million and $36 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2016:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2015	1,606,842	$22.87
Granted	—	—
Exercised	(104,815)	18.75
Forfeited/Expired	(53,456)	20.20
Outstanding at June 30, 2016	1,448,571	22.71	$10	2.6	years
Vested and expected to vest at June 30, 2016	1,448,571	$22.71	$10	2.6	years
Exercisable at June 30, 2016	1,448,571	$22.71	$10	2.6	years

There were 104,815 stock options exercised during the six months ended June 30, 2016 with an aggregate intrinsic value of approximately $1 million, and 122,212 stock options exercised during the same period in 2015 with an aggregate intrinsic value of approximately $2 million.

At June 30, 2016, there were no unrecognized compensation costs related to stock options. Also, there were no stock options granted in the six months ended June 30, 2016 or 2015.

The following table summarizes information about our outstanding stock options at June 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	184,869	2.7	years	$4.56	184,869	$4.56
$4.57 to $25.089	827,315	3.3	years	20.85	827,315	20.85
$25.09 to $32.569	182,000	0.7	years	26.40	182,000	26.40
$32.57 to $42.529	254,387	1.7	years	39.31	254,387	39.31
	1,448,571	2.6	years	$22.71	1,448,571	$22.71

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2016:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2015	3,627,232	$44.69
Granted	1,584,063	30.43
Vested	(1,509,428)	43.18
Forfeited	(316,716)	33.85
Unvested at June 30, 2016	3,385,151	$36.82

In the six months ended June 30, 2016, we granted 717,277 restricted stock units subject to time-vesting, of which 484,295 will vest and be settled ratably over a three-year period from the grant date, 57,139 will vest and be settled on the third anniversary of the grant date, and 175,843 will vest and be settled on the fifth anniversary of the grant date. In addition, in May 2016, we made an annual grant of 90,105 restricted stock units to our non-employee directors for the 2016-2017 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In January 2016, following the appointment of two new members of our Board of Directors, we also made initial grants totaling 5,084 restricted stock units to these directors, as well as prorated annual grants totaling 5,614 restricted stock units. Both the initial grants and the annual grants vested immediately, however the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 474,443 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2016 to 2018. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 474,443 units granted, depending on our level of achievement with respect to the performance goals. Moreover, in the six months ended June 30, 2016, we granted 291,540 restricted stock units as a result of our level of achievement with respect to prior-year target performance goals.

At June 30, 2016, there were $99 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.2 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the six months ended June 30, 2016 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(105)	—	62	(43)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Other comprehensive loss	—	—	—	(39)	—	—	—	(39)
Purchases (sales) of businesses and noncontrolling interests	—	—	(36)	—	—	—	114	78
Purchase accounting adjustments	—	—	—	—	—	—	237	237
Stock-based compensation expense, tax benefit and issuance of common stock	1,021	—	12	—	—	—	—	12
Balances at June 30, 2016	99,516	$7	$4,791	$(203)	$(1,655)	$(2,417)	$629	$1,152

Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income	—	—	—	—	(14)	—	20	6
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	5	—	—	—	5
Purchases (sales) of businesses and noncontrolling interests	—	—	130	—	—	—	80	210
Stock-based compensation expense and issuance of common stock	933	—	30	—	—	1	—	31
Balances at June 30, 2015	99,315	$7	$4,774	$(177)	$(1,424)	$(2,377)	$215	$1,018

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

Professional and General Liability Reserves

At June 30, 2016 and December 31, 2015, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $792 million and $755 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.29% at June 30, 2016 and 2.09% at December 31, 2015.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $164 million and $147 million for the six months ended June 30, 2016 and 2015, respectively.

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

•

Clinica de la Mama Qui Tam Action and Criminal Investigation—The Company believes that it has reached an agreement in principle with the U.S. Department of Justice (“DOJ”), the U.S. Attorneys’ Offices for the Northern and Middle Districts of Georgia, and the Georgia Attorney General’s Office to resolve the civil qui tam litigation (United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al.) pending in the U.S. District Court for the Middle District of Georgia and the parallel criminal investigation of the Company and certain of its subsidiaries being conducted by the DOJ and the

U.S. Attorney’s Office for the Northern District of Georgia (collectively, the “Clinica de la Mama matters”). The agreement in principle contemplates, among other things, payment by the Company of $513,788,345, which is comprised of a civil monetary payment of $368,000,000 and a criminal monetary payment of $145,788,345. Based on the agreement in principle, we have increased our reserve relating to the Clinica de la Mama matters from $407 million to $516 million to reflect the monetary payments and certain other costs to be paid by us.

In addition to the monetary component, the agreement in principle contemplates that: (i) Tenet HealthSystem Medical, Inc. (“THSM”), an indirect, wholly owned subsidiary of the Company, will enter into a Non-Prosecution Agreement with the DOJ; (ii) the DOJ will appoint a corporate monitor for a period of three years to assess the Company’s compliance with the federal anti-kickback and Stark laws; and (iii) our two indirect, wholly owned subsidiaries that previously operated Atlanta Medical Center and North Fulton Hospital, and which currently have no operating assets, will agree to plead guilty under 18 U.S.C. § 371 to a single count of conspiracy to violate the federal anti-kickback statute and defraud the United States. The agreement in principle also contemplates that the Company will enter into a Corporate Integrity Agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. Based on discussions with the government, and assuming definitive agreements are reached as contemplated by the agreement in principle, none of our operating facilities will be subject to exclusion from participation in federal healthcare programs or payment suspension as a result of the Clinica de la Mama matters.

The implementation of the agreement in principle is subject to the negotiation and approval of definitive agreements and the court’s acceptance of the plea agreements, which we believe will be completed in the three months ending September 30, 2016. We expect the civil monetary payment and the criminal monetary payment will be due shortly after sentencing, which we believe will take place in the three months ending September 30, 2016. We expect to fund the payments through general corporate sources of liquidity, including cash on the balance sheet and borrowings under our revolving credit facility.

Although we believe we will reach a final resolution of the Clinica de la Mama matters, there can be no assurance that such a resolution will be reached or that the court will accept the pleas. If a resolution is not reached or approved, or if the terms of the final resolution are materially different than the agreement in principle, the eventual loss related to these matters could materially exceed the amount reserved and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As previously disclosed, the Clinica de la Mama matters relate to contracts that were in effect for various periods from 2000 to 2013 between four hospitals owned by THSM (Atlanta Medical Center, North Fulton Hospital, Spalding Regional Medical Center and Hilton Head Hospital) and Hispanic Medical Management, Inc. Although our Georgia hospitals have been sold, we have retained any potential liabilities arising from the Clinica de la Mama matters.

For additional information regarding the Clinica de la Mama matters, reference is made to Note 10 to our Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2016 and Note 15 to our Consolidated Financial Statements in our Annual Report.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. The case had been stayed since 2008; however, in July 2015, the court lifted the stay and re-opened discovery. We will continue to seek to defeat class certification and vigorously defend ourselves against the plaintiffs’ allegations. Because these proceedings remain at an early stage, it is impossible at this time to predict their outcome with any certainty; however, we believe that the ultimate resolution of this matter will not have a material effect on our business, financial condition or results of operations.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2016 and 2015:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Six Months Ended June 30, 2016
Continuing operations	$299	$287	$(57)	$—	$529
Discontinued operations	—	—	—	—	—
	$299	$287	$(57)	$—	$529

Six Months Ended June 30, 2015
Continuing operations	$73	$17	$(27)	$3	$66
Discontinued operations	10	(3)	(1)	—	6
	$83	$14	$(28)	$3	$72

For the six months ended June 30, 2016 and 2015, we recorded costs of $287 million and $17 million, respectively, in continuing operations in connection with significant legal proceedings and governmental reviews. During the six months ended June 30, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

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

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
Balances at beginning of period	$2,266	$401
Net income	116	42
Distributions paid to noncontrolling interests	(44)	(3)
Purchase accounting adjustments	(47)	—
Purchases and sales of businesses and noncontrolling interests, net	(16)	1,151
Balances at end of period	$2,275	$1,591

NOTE 12. INCOME TAXES

During the six months ended June 30, 2016, we recorded income tax expense of $51 million in continuing operations on pre-tax earnings of $130 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $7 million, tax benefits of $47 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, tax expense of $29 million related to nondeductible goodwill, tax benefits of $17 million related to nontaxable gains and related changes in deferred taxes, and tax expense of $33 million related to nondeductible litigation.

During the six months ended June 30, 2016, we decreased our estimated liabilities for uncertain tax positions by $3 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at June 30, 2016 was $37 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2016 were $5 million, all of which related to continuing operations.

At June 30, 2016, approximately $6 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three and six months ended June 30, 2016 and 2015. Loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(44)	99,341	$(0.44)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(44)	99,341	$(0.44)

Three Months Ended June 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(60)	99,244	$(0.60)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(60)	99,244	$(0.60)

Six Months Ended June 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(99)	99,054	$(1.00)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(99)	99,054	$(1.00)

Six Months Ended June 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(14)	98,972	$(0.14)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(14)	98,972	$(0.14)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2016 and 2015 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and six months ended June 30, 2016 and 2015, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of  1,386 and 1,477 for the three and six months ended June 30, 2016, respectively, and 2,673 and 2,423 for the three and six months ended June 30, 2015, respectively.

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$63	$25	$38	$—
	$63	$25	$38	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$59	$24	$35	$—
	$59	$24	$35	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2016 and December 31, 2015, the estimated fair value of our long-term debt was approximately 95.6% and 96.2%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2016 are as follows:

Current assets	$41
Property and equipment	31
Other intangible assets	6
Goodwill	314
Other long-term assets	6
Current liabilities	(23)
Other long-term liabilities	(16)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(114)
Noncontrolling interests	(122)
Cash paid, net of cash acquired	(94)
Gains on consolidations	$29

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Of the total $314 million of goodwill recorded for acquisitions completed during the six months ended June 30, 2016, $190 million was recorded in our Hospital Operations and other segment, and $124 million was recorded in our Ambulatory Care segment. Approximately $3 million in transaction costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2016, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our

2016 and 2015 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

During the six months ended June 30, 2016,  we recognized gains totaling $29 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

USPI Joint Venture and Acquisition of Aspen

Effective June 16, 2015, we combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into the USPI joint venture. We refinanced approximately $1.5 billion of existing USPI debt, which was allocated to the joint venture through an intercompany loan, and paid approximately $424 million to align the respective valuations of the assets contributed to the joint venture. We also completed the Aspen acquisition for approximately $226 million.

The final purchase price allocations for our USPI joint venture and Aspen acquisition are as follows:

Current assets	$234
Property and equipment	554
Other intangible assets	539
Goodwill	2,794
Other long-term assets	813
Current liabilities	(326)
Deferred taxes — long term	(335)
Other long-term liabilities	(1,969)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1,481)
Noncontrolling interests	(257)
Cash paid, net of cash acquired	$566

Pro Forma Information – Unaudited

The following table provides 2016 actual results compared to 2015 pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net operating revenues	$4,868	$4,671	$9,912	$9,300
Equity in earnings of unconsolidated affiliates	$30	$38	$54	$63
Net loss attributable to common shareholders	$(46)	$(73)	$(105)	$(45)
Net loss per share attributable to common shareholders	$(0.46)	$(0.74)	$(1.06)	$(0.46)

NOTE 16. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our core business is Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans. We also own various related healthcare businesses. At June 30, 2016, our subsidiaries operated 79 hospitals, with a total of 20,380 licensed beds, primarily serving urban and suburban communities in 12 states, and six health plans, as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At June 30, 2016, our USPI joint venture had interests in 250 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 28 states.

Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At June 30, 2016, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. Our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30,	December 31,
	2016	2015
Assets:
Hospital Operations and other	$17,412	$17,353
Ambulatory Care	5,673	5,159
Conifer	1,155	1,170
Total	$24,240	$23,682

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Capital expenditures:
Hospital Operations and other	$184	$166	$375	$341
Ambulatory Care	16	3	28	7
Conifer	5	6	10	11
Total	$205	$175	$413	$359

Net operating revenues:
Hospital Operations and other	$4,202	$4,175	$8,599	$8,326
Ambulatory Care	442	142	871	233
Conifer
Tenet	162	165	329	325
Other customers	224	175	442	357
Total Conifer revenues	386	340	771	682
Intercompany eliminations	(162)	(165)	(329)	(325)
Total	$4,868	$4,492	$9,912	$8,916

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$4	$10	$3	$14
Ambulatory Care	26	6	51	6
Total	$30	$16	$54	$20

Adjusted EBITDA:
Hospital Operations and other	$415	$459	$829	$877
Ambulatory Care	139	49	275	78
Conifer	63	60	126	142
Total	$617	$568	$1,230	$1,097

Depreciation and amortization:
Hospital Operations and other	$181	$178	$355	$369
Ambulatory Care	22	7	47	11
Conifer	12	12	25	24
Total	$215	$197	$427	$404

Adjusted EBITDA	$617	$568	$1,230	$1,097
Depreciation and amortization	(215)	(197)	(427)	(404)
Impairment and restructuring charges, and acquisition-related costs	(22)	(193)	(50)	(222)
Litigation and investigation costs	(114)	(14)	(287)	(17)
Interest expense	(244)	(217)	(487)	(416)
Investment earnings (losses)	2	(1)	3	(1)
Gains on sales, consolidation and deconsolidation of facilities	1	—	148	—
Net income (loss) from continuing operations before income taxes	$25	$(54)	$130	$37

NOTE 17. RECENT ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and previous GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our core business is our Hospital Operations and other segment, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we acquired a majority interest on June 16, 2015, and European Surgical Partners Limited (“Aspen”) facilities, which we also acquired on June 16, 2015. At June 30, 2016, our USPI joint venture had interests in 250 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 28 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 67 hospitals and six health plans operated throughout the six months ended June 30, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi-Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) Saint Louis University Hospital (“SLUH”), which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to June 30, 2016 and 2015 or to the date of divestiture, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. Certain previously reported information, primarily related to our freestanding ambulatory surgery and imaging center assets that were contributed to the USPI joint venture, has been reclassified to conform to the current-year presentation. These outpatient facilities were formerly part of our Hospital Operations and other segment, but are now reported as part of our Ambulatory Care segment.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Update on Clinica de la Mama Matters—The Company believes that it has reached an agreement in principle with the U.S. Department of Justice, the U.S. Attorneys’ Offices for the Northern and Middle Districts of Georgia, and the Georgia Attorney General’s Office to resolve a previously disclosed civil qui tam case and parallel criminal investigation of the Company and certain of its subsidiaries (collectively, the “Clinica de la Mama matters”) for $514 million. In addition to the monetary component, the agreement in principle contemplates, among other things: (i) the execution of a Non-Prosecution Agreement, which includes the appointment of a corporate monitor for a period of three years; (ii) the agreement of the two indirect, wholly owned subsidiaries that previously operated Atlanta Medical Center and North Fulton Hospital, and which currently have no operating assets, to plead guilty to a single count of conspiracy to violate the federal anti-kickback statute and defraud the United States; and (iii) the execution of a corporate integrity agreement. The final resolution is subject to the negotiation and execution of definitive agreements, which we believe will be completed in the three months ending September 30, 2016. For additional information regarding these and other terms of the agreement in principle, see Note 10 to the Condensed Consolidated Financial Statements.

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

From time to time, we build new facilities, make acquisitions of healthcare assets and companies, and enter into joint venture arrangements or affiliations with healthcare businesses in markets where we believe our operating strategies can improve performance and create shareholder value. Effective January 1, 2016, we formed two joint ventures with Baylor Scott & White Health (“BSW”) involving the ownership and operation of our four North Texas hospitals – which were operated by certain of our subsidiaries – and Baylor Medical Center at Garland – which was operated by BSW. The joint ventures are focusing on delivering integrated, value-based care primarily to select communities in Rockwall, Collin and Dallas counties. BSW holds a majority ownership interest in the joint ventures.

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended June 30, 2016, we derived approximately 42% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. The surgical facilities in our USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued growing our imaging and urgent care businesses through our USPI joint venture’s acquisitions, including the December 31, 2015 acquisition of CareSpot Express Healthcare, which added over 30 urgent care centers in Florida and Tennessee to our USPI joint venture’s portfolio of outpatient centers. These acquisitions reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to health system and physician partners to include other outpatient settings beyond the core ambulatory care business, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate joint venture opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. Conifer provides services to more than 800 Tenet and non-Tenet hospital and other clients nationwide. Historically, this business has generated high margins and improved our overall results of operations. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward accountable care organizations (“ACOs”) and similar risk-based or capitated contract models. In addition to hospitals and independent physician associations, clients for these services include health plans, self-insured organizations, government agencies and other entities. We also remain focused on developing, acquiring or entering into joint venture arrangements to establish new capabilities at Conifer.

General Economic Conditions—We believe that slow wage growth in some of the markets our hospitals serve and other adverse economic conditions have had a negative impact on our bad debt expense levels and payer mix. However, as the economy continues to recover, we expect to experience improvements in these metrics relative to recent levels. We believe our volumes were positively impacted in the six months ended June 30, 2016 by incremental market share we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy.

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

Impact of the Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At June 30, 2016, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 67 hospitals and six health plans operated throughout six months ended June 30, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) SLUH, which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to June 30, 2016 and 2015 or to the date of divestiture, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended June 30,
			Increase
Selected Operating Statistics	2016	2015	(Decrease)
Hospital Operations and other
Number of hospitals (at end of period)	75	80	(5)	(1)
Total admissions	193,898	201,908	(4.0)%
Adjusted patient admissions(2)	342,813	349,145	(1.8)%
Paying admissions (excludes charity and uninsured)	183,539	191,373	(4.1)%
Charity and uninsured admissions	10,359	10,535	(1.7)%
Emergency department visits	715,692	742,951	(3.7)%
Total surgeries	130,201	127,523	2.1%
Patient days — total	897,313	929,840	(3.5)%
Adjusted patient days(2)	1,569,272	1,589,659	(1.3)%
Average length of stay (days)	4.63	4.61	0.4%
Average licensed beds	20,380	20,826	(2.1)%
Utilization of licensed beds(3)	48.4%	49.1%	(0.7)	%(1)
Total visits	2,038,287	2,063,037	(1.2)%
Paying visits (excludes charity and uninsured)	1,896,394	1,903,403	(0.4)%
Charity and uninsured visits	141,893	159,634	(11.1)%
Ambulatory Care
Total consolidated facilities (at end of period)	214	141	73	(1)
Total cases	444,955	180,524	146.5%

(1)	The change is the difference between the 2016 and 2015 amounts shown.
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

Total admissions decreased by 8,010, or 4.0%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Total surgeries increased by 2.1% in the three months ended June 30, 2016 compared to the same period in 2015. Our emergency department visits decreased 3.7% in the three months ended June 30, 2016 compared to the same period in the prior year. Our volumes from continuing operations were negatively impacted by the decrease in our number of hospitals, however, we believe the volume decreases were partially offset by the growth we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Our Ambulatory Care total cases increased 146.5% due to our USPI joint venture and Aspen acquisition, both of which occurred on June15, 2015.

	Continuing Operations
	Three Months Ended June 30,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,220	$4,844	7.8%
Hospital Operations and other
Revenues from charity and the uninsured	$249	$253	(1.6)%
Net inpatient revenues(1)	$2,588	$2,623	(1.3)%
Net outpatient revenues(1)	$1,460	$1,484	(1.6)%
Ambulatory Care revenues	$442	$142	211.3%
Conifer revenues	$386	$340	13.5%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $118 million and $93 million for the three months ended June 30, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $131 million and $160 million for the three months ended June 30, 2016 and 2015, respectively.

Net operating revenues before provision for doubtful accounts increased by $376 million, or 7.8%, in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to acquisitions, increases in our outpatient volumes and improved managed care pricing, partially offset by hospital divestitures.

	Continuing Operations
	Three Months Ended June 30,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$352	$352	—%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	6.7%	7.3%	(0.6)	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 6.7% and 7.3% for the three months ended June 30, 2016 and 2015, respectively. Our accounts receivable days outstanding (“AR Days”) from continuing operations were 51.1 days at June 30, 2016 and 49.5 days at December 31, 2015, within our target of less than 55 days.

	Continuing Operations
	Three Months Ended June 30,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,931	$1,935	(0.2)%
Supplies	682	679	0.4%
Other operating expenses	1,037	980	5.8%
Total	$3,650	$3,594	1.6%
Ambulatory Care
Salaries, wages and benefits	$147	$41	258.5%
Supplies	91	28	225.0%
Other operating expenses	91	30	203.3%
Total	$329	$99	232.3%
Conifer
Salaries, wages and benefits	$238	$209	13.9%
Other operating expenses	85	71	19.7%
Total	$323	$280	15.4%
Total
Salaries, wages and benefits	$2,316	$2,185	6.0%
Supplies	773	707	9.3%
Other operating expenses	1,213	1,081	12.2%
Total	$4,302	$3,973	8.3%
Rent/lease expense(1)
Hospital Operations and other	$61	$54	13.0%
Ambulatory Care	20	6	233.3%
Conifer	5	4	25.0%
Total	$86	$64	34.4%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended June 30,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,633	$5,542	1.6%
Supplies per adjusted patient admission(1)	1,989	1,943	2.4%
Other operating expenses per adjusted patient admission(1)	3,046	2,829	7.7%
Total per adjusted patient admission	$10,668	$10,314	3.4%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 1.6% in the three months ended June 30, 2016 compared to the same period in 2015. This change is primarily due to annual merit increases for certain of our employees and increased employee health benefits costs in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, partially offset by lower incentive compensation expense.

Supplies expense per adjusted patient admission increased 2.4% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The change in supplies expense was primarily attributable to volume growth in our higher acuity supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 7.7% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase is due to higher contracted services and medical fees, as well as increased costs associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues. Malpractice expense for our Hospital Operations and other segment was $12 million higher in the 2016 period compared to the 2015 period. The 2016 period included an unfavorable adjustment of approximately $6 million due to a 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $6 million as a result of a 36 basis point increase in the interest rate in the 2015 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $656 million at June 30, 2016 compared to $728 million at March 31, 2016.

Significant cash flow items in the three months ended June 30, 2016 included:

•	Capital expenditures of $205 million;

•	Purchases of businesses, net of cash acquired, of $65 million;

•	Interest payments of $335 million; and

•	A $127 million payment to increase our ownership interest in our USPI joint venture from 50.1% to 56.3%.

Net cash provided by operating activities was $582 million in the six months ended June 30, 2016 compared to $353 million in the six months ended June 30, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $133 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the six months ended June 30, 2016 compared to the six months ended June 30, 2015;

•	$67 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Approximately $110 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•	Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively;

•	An increase of $13 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $82 million.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
Net Patient Revenues from:	2016	2015	(Decrease)(1)	2016	2015	(Decrease)(1)
Medicare	21.7%	20.7%	1.0%	20.8%	21.3%	(0.5)%
Medicaid	7.4%	8.5%	(1.1)%	8.0%	9.0%	(1.0)%
Managed care	59.4%	60.8%	(1.4)%	60.4%	59.9%	0.5%
Indemnity, self-pay and other	11.5%	10.0%	1.5%	10.8%	9.8%	1.0%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Increase			Increase
Admissions from:	2016	2015	(Decrease)(1)	2016	2015	(Decrease)(1)
Medicare	25.9%	26.8%	(0.9)%	26.6%	27.4%	(0.8)%
Medicaid	6.7%	8.1%	(1.4)%	7.0%	8.1%	(1.1)%
Managed care	59.4%	57.6%	1.8%	58.7%	56.9%	1.8%
Indemnity, self-pay and other	8.0%	7.5%	0.5%	7.7%	7.6%	0.1%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 129 million Americans rely on healthcare benefits through Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue Descriptions	2016	2015	2016	2015
Medicare severity-adjusted diagnosis-related group — operating	$415	$435	$889	$892
Medicare severity-adjusted diagnosis-related group — capital	38	40	81	82
Outliers	16	14	38	32
Outpatient	252	236	474	470
Disproportionate share	72	86	150	174
Direct Graduate and Indirect Medical Education(1)	61	68	125	135
Other(2)	44	3	27	14
Adjustments for prior-year cost reports and related valuation allowances	17	10	30	32
Total Medicare net patient revenues	$915	$892	$1,814	$1,831

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 18.5% and 18.7% of total net patient revenues before provision for doubtful accounts of our continuing general hospitals for the six months ended June 30, 2016 and 2015, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2016 and 2015, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $442 million and $467 million, respectively, of which $112 million and $91 million, respectively, were from the California provider fee program.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our hospitals are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2016 and 2015 are set forth in the table below:

	Six Months Ended
	June 30,
	2016		2015
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
California	$191	$214	$163	$191
Michigan	188	151	196	150
Texas	107	118	126	116
Alabama	42	—	7	—
Florida	37	84	51	81
Pennsylvania	36	102	33	98
Illinois	33	34	48	23
Massachusetts	18	27	19	24
Georgia	13	9	35	18
South Carolina	7	17	8	17
Tennessee	2	16	3	16
Missouri	—	—	39	10
Arizona	(1)	103	(8)	57
North Carolina	(2)	—	14	3
	$671	$875	$734	$804

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

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 18, 2016, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2017 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.8% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.8% market basket increase and the outlier baseline that result in a net operating payment update of 0.65% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.5%, respectively;

•	A documentation and coding recoupment reduction of 1.5% as required by the American Taxpayer Relief Act of 2012;

•	Prospective reversal of the 0.2% reduction related to the two-midnights rule that was first imposed in FFY 2014;

•	A one-time increase of 0.6% to reverse the 0.2% two-midnights rule reductions imposed in FFYs 2014 through 2016; and

•	A 0.2% reduction in the FFY 2016 estimated outlier baseline of 5.3% to ensure that FFY 2017 outlier payments do not exceed 5.1% of total IPPS payments;

•	Updates to the factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	A 1.73% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $22,544 to $23,681; and

•	A proposed three-year transition beginning in FFY 2018 to use uncompensated care to determine the distribution of the UC-DSH payments.

CMS projects that the combined impact of the payment and policy changes in the Proposed IPPS Rule will yield an average 0.6% increase in operating MS-DRG payments for hospitals in large urban areas (populations over one million) in FFY 2016. The proposed payment and policy changes affecting operating MS-DRG payments and other proposals, notably those affecting Medicare UC-DSH payments, would result in an estimated 0.1% decrease in our annual IPPS payments, which yields an estimated decrease of approximately $2 million in our annual Medicare IPPS payments. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems

On July 6, 2016, CMS released proposed policy changes, quality provisions and payment rates for the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year 2017 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC rule includes the following proposed changes:

•

An estimated net increase in the OPPS rates of 1.55% based on an estimated market basket increase of 2.8% reduced by market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.5%, respectively;

•

Several proposals on the implementation of Section 603 of the Bipartisan Budget Act of 2015, which requires that certain items and services furnished by certain off-campus hospital departments shall not be considered covered outpatient department services for purposes of OPPS payments and shall instead be paid “under the applicable payment system” beginning January 1, 2017;

•	A proposal to remove four spine procedure codes and two laryngoplasty codes from the CMS list of procedures than can be performed only on an inpatient basis (the “Inpatient Only List”) (CMS is also seeking comments on whether it should consider for future rulemaking the removal of total knee arthroplasty from the Inpatient Only List);

•	A 1.2% update to the ASC payment rates; and

•	Several proposals to the EHR system, including a proposal to reduce the 2016 reporting period from 12 months to a consecutive 90-day period.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 1.6% increase in OPPS payments for all facilities and an average 1.4% increase in OPPS payments for hospitals in large urban areas (populations over one million). Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare outpatient revenues of approximately $11 million. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative action, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

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

The amount of our managed care net patient revenues during the six months ended June 30, 2016 and 2015 was $5.0 billion and $4.9 billion, respectively. Approximately 65% of our managed care net patient revenues for the six months ended June 30, 2016 was derived from our top ten managed care payers. National payers generated approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2016 and December 31, 2015, approximately 60% and 59%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2016, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the six months ended June 30, 2016, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 75% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

SELF-PAY PATIENTS

Self-pay patients are patients who do not qualify for government programs, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant number of our self-pay patients are admitted through our hospitals’ emergency departments and often require high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts.

Self-pay accounts pose significant collectability problems. At both June 30, 2016 and December 31, 2015, approximately 5% of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co‑pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our provision for doubtful accounts in the aggregate, this is not the case at all hospitals. As a result, we have been increasing our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self‑pay accounts, as well as co-pay and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical-based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Estimated costs for:
Self-pay patients	$159	$168	$310	$332
Charity care patients	$31	$37	$72	$73
Medicaid DSH and other supplemental revenues	$215	$220	$442	$467

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net operating revenues:
General hospitals	$4,062	$4,120	$8,364	$8,237
Other operations	1,158	724	2,276	1,394
Net operating revenues before provision for doubtful accounts	5,220	4,844	10,640	9,631
Less provision for doubtful accounts	352	352	728	715
Net operating revenues	4,868	4,492	9,912	8,916
Equity in earnings of unconsolidated affiliates	30	16	54	20
Operating expenses:
Salaries, wages and benefits	2,316	2,185	4,718	4,310
Supplies	773	707	1,584	1,394
Other operating expenses, net	1,213	1,081	2,455	2,174
Electronic health record incentives	(21)	(33)	(21)	(39)
Depreciation and amortization	215	197	427	404
Impairment and restructuring charges, and acquisition-related costs	22	193	50	222
Litigation and investigation costs	114	14	287	17
Gains on sales, consolidation and deconsolidation of facilities	(1)	—	(148)	—
Operating income	$267	$164	$614	$454

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.4%	0.5%	0.2%
Operating expenses:
Salaries, wages and benefits	47.6%	48.6%	47.6%	48.3%
Supplies	15.9%	15.7%	16.0%	15.6%
Other operating expenses, net	24.9%	24.1%	24.8%	24.4%
Electronic health record incentives	(0.4)%	(0.7)%	(0.2)%	(0.4)%
Depreciation and amortization	4.4%	4.4%	4.3%	4.5%
Impairment and restructuring charges, and acquisition-related costs	0.4%	4.3%	0.4%	2.5%
Litigation and investigation costs	2.3%	0.3%	2.9%	0.2%
Gains on sales, consolidation and deconsolidation of facilities	—%	—%	(1.5)%	—%
Operating income	5.5%	3.7%	6.2%	5.1%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 78% and 85% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2016 and 2015, respectively, and 79% and 86% for the six months ended June 30, 2016 and 2015, respectively.

Net operating revenues from our other operations were $1.158 billion and $724 million in the three months ended June 30, 2016 and 2015, respectively, and $2.276 billion and $1.394 billion in the six months ended June 30, 2016 and 2015, respectively. The increase in net operating revenues from other operations during 2016 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity earnings of unconsolidated affiliates were $30 million and $16 million for the three months ended June 30, 2016 and 2015, respectively, and $54 million and $20 million for the six months ended June 30, 2016 and 2015, respectively. The increase in equity earnings of unconsolidated affiliates in the 2016 period compared to the 2015 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the six months ended June 30, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Selected Operating Expenses	2016	2015	(Decrease)	2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,780	$1,744	2.1%	$3,567	$3,468	2.9%
Supplies	621	598	3.8%	1,258	1,188	5.9%
Other operating expenses	957	837	14.3%	1,911	1,704	12.1%
Total	$3,358	$3,179	5.6%	$6,736	$6,360	5.9%
Ambulatory Care
Salaries, wages and benefits	$147	$41	258.5%	$293	$65	350.8%
Supplies	91	28	225.0%	177	45	293.3%
Other operating expenses	91	30	203.3%	177	51	247.1%
Total	$329	$99	232.3%	$647	$161	301.9%
Conifer
Salaries, wages and benefits	$238	$209	13.9%	$477	$402	18.7%
Other operating expenses	85	71	19.7%	168	138	21.7%
Total	$323	$280	15.4%	$645	$540	19.4%
Rent/lease expense(1)
Hospital Operations and other	$50	$47	6.4%	$100	$93	7.5%
Ambulatory Care	20	6	233.3%	37	13	184.6%
Conifer	5	4	25.0%	9	7	28.6%
Total	$75	$57	31.6%	$146	$113	29.2%

(1)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments:

•	Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans;

•

Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and short-stay surgical hospitals, as well as Aspen’s hospitals and clinics; and

•	Conifer, which operates revenue cycle management and patient communication and engagement services businesses.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the six months ended June 30, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Admissions, Patient Days and Surgeries	2016	2015	(Decrease)		2016	2015	(Decrease)
Number of hospitals (at end of period)	67	67	—	(1)	67	67	—	(1)
Total admissions	177,151	179,135	(1.1)%		362,204	364,282	(0.6)%
Adjusted patient admissions(2)	309,372	307,958	0.5%		625,159	616,687	1.4%
Paying admissions (excludes charity and uninsured)	167,717	170,389	(1.6)%		344,003	346,412	(0.7)%
Charity and uninsured admissions	9,434	8,746	7.9%		18,201	17,870	1.9%
Admissions through emergency department	111,994	113,741	(1.5)%		230,572	232,067	(0.6)%
Paying admissions as a percentage of total admissions	94.7%	95.1%	(0.4)	%(1)	95.0%	95.1%	(0.1)	%(1)
Charity and uninsured admissions as a percentage of total admissions	5.3%	4.9%	0.4	%(1)	5.0%	4.9%	0.1	%(1)
Emergency department admissions as a percentage of total admissions	63.2%	63.5%	(0.3)	%(1)	63.7%	63.7%	0	%(1)
Surgeries — inpatient	49,222	49,291	(0.1)%		97,769	97,586	0.2%
Surgeries — outpatient	65,678	64,407	2.0%		129,677	124,901	3.8%
Total surgeries	114,900	113,698	1.1%		227,446	222,487	2.2%
Patient days — total	805,662	817,881	(1.5)%		1,667,800	1,678,808	(0.7)%
Adjusted patient days(2)	1,394,486	1,391,305	0.2%		2,851,066	2,812,810	1.4%
Average length of stay (days)	4.55	4.57	(0.4)%		4.60	4.61	(0.2)%
Licensed beds (at end of period)	18,144	18,244	(0.5)%		18,144	18,244	(0.5)%
Average licensed beds	18,144	18,244	(0.5)%		18,142	18,241	(0.5)%
Utilization of licensed beds(3)	48.8%	49.3%	(0.5)	%(1)	50.8%	50.8%	—	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.
(2)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Outpatient Visits	2016	2015	(Decrease)		2016	2015	(Decrease)
Total visits	1,830,522	1,815,393	0.8%		3,685,257	3,578,261	3.0%
Paying visits (excludes charity and uninsured)	1,707,375	1,691,554	0.9%		3,436,059	3,330,685	3.2%
Charity and uninsured visits	123,147	123,839	(0.6)%		249,198	247,576	0.7%
Emergency department visits	640,774	632,470	1.3%		1,311,452	1,269,330	3.3%
Surgery visits	65,678	64,407	2.0%		129,677	124,901	3.8%
Paying visits as a percentage of total visits	93.3%	93.2%	0.1	%(1)	93.2%	93.1%	0.1	%(1)
Charity and uninsured visits as a percentage of total visits	6.7%	6.8%	(0.1)	%(1)	6.8%	6.9%	(0.1)	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
Revenues	2016	2015	(Decrease)	2016	2015	(Decrease)
Net operating revenues	$3,732	$3,523	5.9%	$7,499	$7,056	6.3%
Revenues from charity and the uninsured	$222	$216	2.8%	$433	$443	(2.3)%
Net inpatient revenues(1)	$2,400	$2,305	4.1%	$4,899	$4,687	4.5%
Net outpatient revenues(1)	$1,343	$1,281	4.8%	$2,674	$2,507	6.7%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $91 million and $83 million for the three months ended June 30, 2016 and 2015, respectively, and $176 million and $177 million for the six months ended June 30, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $131 million and $133 million for the three months ended June 30, 2016 and 2015, respectively, and $257 million and $266 million for the six months ended June 30, 2016 and 2015, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission,			Increase			Increase
Per Patient Day and Per Visit Basis	2016	2015	(Decrease)	2016	2015	(Decrease)
Net inpatient revenue per admission	$13,548	$12,867	5.3%	$13,526	$12,866	5.1%
Net inpatient revenue per patient day	$2,979	$2,818	5.7%	$2,937	$2,792	5.2%
Net outpatient revenue per visit	$734	$706	4.0%	$726	$701	3.6%
Net patient revenue per adjusted patient admission(1)	$12,099	$11,644	3.9%	$12,114	$11,666	3.8%
Net patient revenue per adjusted patient day(1)	$2,684	$2,577	4.2%	$2,656	$2,558	3.8%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)		2016	2015	(Decrease)
Provision for doubtful accounts	$315	$292	7.9%		$642	$595	7.9%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.8%	7.7%	0.1	%(1)	8.0%	7.9%	0.1	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
Selected Operating Expenses	2016	2015	(Decrease)		2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits as a percentage of net operating revenues	47.7%	49.5%	(1.8)	%(1)	47.6%	49.1%	(1.5)	%(1)
Supplies as a percentage of net operating revenues	16.6%	17.0%	(0.4)	%(1)	16.8%	16.8%	—	%(1)
Other operating expenses as a percentage of net operating revenues	25.6%	23.8%	1.8	%(1)	25.5%	24.1%	1.4	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

Revenues

Same-hospital net operating revenues increased $209 million, or 5.9%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, higher outpatient volumes, improved terms of our managed care contracts and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $95 million, or 4.1%, while same-hospital admissions decreased 1.1% in the three months ended June 30, 2016 compared to the same period in 2015. Same-hospital net inpatient revenue per admission increased 5.3%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Same-hospital net outpatient revenues increased $62 million, or 4.8%, and same-hospital outpatient visits increased 0.8% in the three months ended June 30, 2016 compared to the same period in 2015. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 4.0% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the improved terms of our managed care contracts.

Same-hospital net operating revenues increased $443 million, or 6.3%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, higher outpatient volumes, improved terms of our managed care contracts and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $212 million, or 4.5%, while same-hospital admissions decreased 0.6% in the six months ended June 30, 2016 compared to the same period in 2015. Same-hospital net inpatient revenue per admission increased 5.1%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Same-hospital net outpatient revenues increased $167 million, or 6.7%, and same-hospital outpatient visits increased 3.0% in the six months ended June 30, 2016 compared to the same period in 2015. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 3.6% in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to the improved terms of our managed care contracts.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.8% and 7.7% for the three months ended June 30, 2016 and 2015, respectively, and 8.0% and 7.9% for the six months ended June 30, 2016 and 2015, respectively. The table below shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$389	$—	$389	$360	$—	$360
Medicaid	64	—	64	70	—	70
Net cost report settlements payable and valuation allowances	(33)	—	(33)	(42)	—	(42)
Managed care	1,767	138	1,629	1,715	126	1,589
Self-pay uninsured	445	402	43	509	436	73
Self-pay balance after insurance	233	158	75	208	142	66
Estimated future recoveries	142	—	142	144	—	144
Other payers	477	220	257	442	166	276
Total Hospital Operations and other	3,484	918	2,566	3,406	870	2,536
Ambulatory Care	193	28	165	182	17	165
Total discontinued operations	3	—	3	3	—	3
	$3,680	$946	$2,734	$3,591	$887	$2,704

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2016, our collection rate on self-pay accounts was approximately 26.1%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at June 30, 2016, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated collection rate from managed care payers was approximately 97.9% at June 30, 2016.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.599 billion and $2.578 billion at June 30, 2016 and December 31, 2015, respectively, excluding cost report settlements payable and valuation allowances of $33 million and $42 million at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	88%	64%	61%	23%	58%
61-120 days	7%	18%	16%	17%	15%
121-180 days	3%	8%	9%	12%	9%
Over 180 days	2%	10%	14%	48%	18%
Total	100%	100%	100%	100%	100%

	December 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	90%	65%	64%	27%	62%
61-120 days	6%	16%	16%	19%	15%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	13%	13%	43%	16%
Total	100%	100%	100%	100%	100%

At June 30, 2016, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $2.2 billion related to our continuing operations, but excluding our newly acquired hospitals. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. At the present time, our newly acquired facilities are beginning to implement this program. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2016 and December 31, 2015 by aging category for the hospitals currently in the program.

	June 30,	December 31,
	2016	2015
0-60 days	$62	$86
61-120 days	15	14
121-180 days	6	7
Over 180 days	13	18
Total	$96	$125

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 180 basis points to 47.7% in the three months ended June 30, 2016 compared to 49.5% for the same period in 2015. While same-hospital net operating revenues increased 5.9% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, same-hospital salaries, wages and benefits increased by only 2.1% in the three months ended June 30, 2016 compared to the 2015 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees and increased employee health benefits costs, partially offset by lower incentive compensation expense. Salaries, wages and benefits expense for the three months ended June 30, 2016 and 2015 included stock-based compensation expense of $16 million and $18 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 150 basis points to 47.6% in the six months ended June 30, 2016 compared to 49.1% for the same period in 2015. While same-hospital net operating revenues increased 6.3% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, same-hospital salaries, wages and benefits increased by only 2.9% in the six months ended June 30, 2016 compared to the 2015 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees and increased employee health benefits costs, partially offset by lower incentive compensation expense. Salaries, wages and benefits expense for the six months ended June 30, 2016 and 2015 included stock-based compensation expense of $29 million and $36 million, respectively.

At June 30, 2016, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts and are negotiating renewals under extension agreements. We are also negotiating first contracts at five hospitals and one physician practice where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Future organizing activities by labor unions could increase our level of union representation in 2016.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased 40 basis points to 16.6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and stayed the same for the six months ended June 30, 2016 and 2015 at 16.8%.

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

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased 180 basis points  to 25.6% in the three months ended June 30, 2016 compared to 23.8% for the same period in 2015. The increase in other operating expenses was primarily due to:

•	higher same-hospital malpractice expense of $14 million;

•	increased costs of $47 million associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues; and

•	increased costs of contracted services of $42 million.

Same-hospital malpractice expense in the 2016 period included an unfavorable adjustment of approximately $6 million due to a 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $6 million as a result of a 36 basis point increase in the interest rate in the 2015 period.

Same-hospital other operating expenses as a percentage of net operating revenues increased 140 basis points to 25.5% in the six months ended June 30, 2016 compared to 24.1% for the same period in 2015. The increase in other operating expenses was primarily due to:

•	additional medical fees of $19 million;

•	higher same-hospital malpractice expense of $16 million;

•	increased costs of $67 million associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues; and

•	increased costs of contracted services of $79 million.

Same-hospital malpractice expense in the 2016 period included an unfavorable adjustment of approximately $17 million due to a 80 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $2 million as a result of a 10 basis point increase in the interest rate in the 2015 period.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to June 30, 2016.

Our USPI joint venture operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity. The joint venture operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•

our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by our USPI joint venture.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (120 of 334 at June 30, 2016), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. The joint venture controls 214 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries.

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

Our Ambulatory Care operating income is driven by the performance of all facilities our USPI joint venture operates and by the joint venture’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 63% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ambulatory Care Results of Operations	2016	2015	2016	2015
Net operating revenues	$442	$142	$871	$233
Equity in earnings of unconsolidated affiliates	26	6	51	6
Operating expenses, excluding depreciation and amortization	329	99	647	161
Depreciation and amortization	22	7	47	11
Operating income	$117	$42	$228	$67

Our Ambulatory Care net operating revenues increased by $300 million and $638 million, or 211.3% and 273.8%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively. The growth in revenues was primarily driven by increases from acquisitions of $290 million and $618 million for the three and six month periods, respectively.

Salaries, wages and benefits expense increased by $106 million and $228 million, or 258.5% or 350.8%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively. The increases were primarily driven by salaries, wages and benefits expense from acquisitions of $103 million and $222 million for the three and six month periods, respectively.

Supplies expense increased by $63 million and $132 million, or 225.0% and 293.3%, for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively. The increases were primarily driven by supplies expense from acquisitions of $62 million and $131 million for the three and six month periods, respectively.

Other operating expenses increased by $61 million and $126 million, or 203.3% and 247.1%, for the three and six months ended June 30, 2016, respectively, compared to three and six months ended June 30, 2015, respectively. The increases were driven by other operating expenses from acquisitions of $58 million and $121 million for the three and six month periods, respectively.

Facility Growth

The following table summarizes the changes in our same-facility revenue year-over-year on a pro forma systemwide basis, which includes both consolidated and unconsolidated (equity method) facilities. While we do not record the revenues of unconsolidated facilities, we believe this information is important in understanding the financial performance of our Ambulatory Care segment because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates.

	Three Months Ended	Six Months Ended
Ambulatory Care Facility Growth	June 30, 2016	June 30, 2016
Net revenues	11.7%	11.4%
Cases	5.2%	6.9%
Net revenue per case	6.1%	4.2%

Joint Ventures with Health System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of June 30, 2016, the majority of facilities in our Ambulatory Care segment are operated in this model.

Six Months Ended
Ambulatory Care Facilities with Health System Partners	June 30, 2016
Facilities:
With a health system partner	179
Without a health system partner	155
Total facilities operated	334
Change from December 31, 2015:
Acquisitions	4
De novo	1
Dispositions/Mergers	(4)
Total increase in number of facilities operated	1

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $386 million and $340 million during the three months ended June 30, 2016 and 2015, respectively, and $771 million and $682 million during the six months ended June 30, 2016 and 2015, respectively, a portion of which was eliminated in consolidation as described in Note 16 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $29 million, or 13.9%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $75 million, or 18.7%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, in both cases due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients.

Other operating expenses for Conifer increased $14 million, or 19.7%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $30 million, or 21.7%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, in both cases due to the growth in Conifer’s business primarily attributable to new clients.

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

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $22 million, consisting of approximately, $7 million of employee severance costs, $1 million of restructuring costs, and $14 million in acquisition-related costs, which include $3 million of transaction costs and $11 million of acquisition integration costs.

During the three months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $193 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $2 million of employee severance costs, $1 million of restructuring costs, $4 million of contract and lease termination fees, and $39 million in acquisition-related costs, which include $29 million of transaction costs and $10 million in acquisition integration costs.

During the six months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $50 million, consisting of approximately $2 million to write-down other intangible assets, $17 million of employee severance costs, $2 million of restructuring costs, $1 million of contract and lease termination fees, and $28 million in acquisition-related costs, which include $3 million of transaction costs and $25 million of acquisition integration costs.

During the six months ended June 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $222 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $8 million of employee severance costs, $4 million of restructuring costs, $4 million of contract and lease termination fees, and $59 million in acquisition-related costs, which include $36 million of transaction costs and $23 million in acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2016 and 2015 were $114 million and $14 million, respectively, and $287 million and $17 million, respectively, for the six months ended June 30, 2016 and 2015. These costs were  primarily attributable to significant legal proceedings and governmental investigations described in Note 10 to our Condensed Consolidated Financial Statements.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three and six months ended June 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $1 million and $148 million, respectively, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $29 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $244 million compared to $217 million for the same period in 2015, and $487 million for the six months ended June 30, 2016 compared to $416 million for the same period in 2015, in both cases primarily due to increased borrowings related to our recent acquisitions.

Income Tax Expense

During the three months ended June 30, 2016, we recorded an income tax benefit of $16 million in continuing operations on pre-tax income of $25 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to a state income tax benefit of approximately $6 million, tax benefits of $26 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, and tax expense of $7 million related to nondeductible litigation compared to an income tax benefit of $27 million during the three months ended June 30, 2015.

During the six months ended June 30, 2016, we recorded income tax expense of $51 million in continuing operations on pre-tax income of $130 million. The recorded income tax differs from taxes calculated at the statutory rate primarily due to state income tax expense of approximately $7 million, tax benefits of $47 million related to net income attributable to noncontrolling partnership interests, which is excluded from the computation of the provision for income taxes, tax expense of $29 million related to nondeductible goodwill, tax benefits of $17 million related to nontaxable gains and related changes in deferred taxes, and tax expense of $33 million related to nondeductible litigation, compared to an income tax benefit of $11 million during the six months ended June 30, 2015.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $85 million for the three months ended June 30, 2016 compared to $33 million for the three months ended June 30, 2015. Net income attributable to noncontrolling interests for the three months ended June 30, 2016 was comprised of $14 million related to our Hospital Operations and other segment, $60 million related to our Ambulatory Care segment and $11 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $8 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to Catholic Health Initiatives’ 23.8% ownership interest in our Conifer Health Solutions, LLC subsidiary.

Net income attributable to noncontrolling interests was $178 million for the six months ended June 30, 2016 compared to $62 million for the six months ended June 30, 2015. Net income attributable to noncontrolling interests for the six months ended June 30, 2016 was comprised of $20 million related to our Hospital Operations and other segment, $135 million related to our Ambulatory Care segment and $23 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $37 million was related to the minority interest in our USPI joint venture.

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

“Adjusted EBITDA” is a non-GAAP measure defined by the Company as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss (income) attributable to noncontrolling interests, (3) income (loss) from discontinued operations, (4) income tax benefit (expense), (5) investment earnings (losses), (6) gain (loss) from early extinguishment of debt, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, and (11) depreciation and amortization.  Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

The Company believes the foregoing non-GAAP measures are useful to investors and analysts because they present additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s Board of Directors utilize these non-GAAP measures, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to its peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain of these measures to evaluate management’s performance for the purpose of determining incentive compensation. Additional information regarding the purpose and utility of specific non-GAAP measures used by the Company is set forth below. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to other GAAP and non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance.These non-GAAP measures may not be comparable to similarly titled measures reported by other companies. Because these measures exclude many items that are included in our financial statements, they do not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(46)	$(61)	$(105)	$(14)
Less: Net income attributable to noncontrolling interests	(85)	(33)	(178)	(62)
Net loss from discontinued operations, net of tax	(2)	(1)	(6)	—
Income (loss) from continuing operations	41	(27)	79	48
Income tax benefit (expense)	16	27	(51)	11
Investment earnings (losses)	2	(1)	3	(1)
Interest expense	(244)	(217)	(487)	(416)
Operating income	267	164	614	454
Litigation and investigation costs	(114)	(14)	(287)	(17)
Gains on sales, consolidation and deconsolidation of facilities	1	—	148	—
Impairment and restructuring charges, and acquisition-related costs	(22)	(193)	(50)	(222)
Depreciation and amortization	(215)	(197)	(427)	(404)
Adjusted EBITDA	$617	$568	$1,230	$1,097

Net operating revenues	$4,868	$4,492	$9,912	$8,916

Net income (loss) from continuing operations as a % of operating revenues	(0.9)%	(1.4)%	(1.1)%	(0.2)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.7%	12.6%	12.4%	12.3%

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

At June 30, 2016, using the last 12 months of Adjusted EBITDA, including our USPI joint venture and Aspen’s last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.75x on a consolidated basis. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under the American Recovery and Reinvestment Act of 2009), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $413 million and $359 million in the six months ended June 30, 2016 and 2015, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2016 will total approximately $850 million to $900 million, including $133 million that was accrued as a liability at December 31, 2015. Our budgeted 2016 capital expenditures include approximately $5 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

Interest payments, net of capitalized interest, were $467 million and $385 million in the six months ended June 30, 2016 and 2015, respectively.

Income tax payments, net of tax refunds, were approximately $29 million and $8 million in the six months ended June 30, 2016 and 2015, respectively.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2016 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $656 million of cash and cash equivalents on hand at June 30, 2016 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $996 million based on our borrowing base calculation at June 30, 2016.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $582 million in the six months ended June 30, 2016 compared to $353 million in the six months ended June 30, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $133 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the six months ended June 30, 2016 compared to the six months ended June 30, 2015;

•	$67 million less cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Approximately $110 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•	Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively;

•	An increase of $13 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	Higher interest payments of $82 million.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash, including by means of the sale of underutilized or inefficient assets.

Capital expenditures were $413 million and $359 million in the six months ended June 30, 2016 and 2015, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility and remove certain restrictions with respect to the borrowing base eligibility of certain accounts receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of December 4, 2020. We are in compliance with all covenants and conditions in our Credit Agreement. At June 30, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $4 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $996 million was available for borrowing under the Credit Agreement at June 30, 2016.

Letter of Credit Facility. We have a letter of credit facility agreement (“LC Facility”) that provides for the issuance of standby and documentary letters of credit (including certain letters of credit originally issued under our prior credit agreement, which we transferred to the LC Facility), from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The LC Facility has a scheduled maturity date of March 7, 2017. We are in compliance with all covenants and conditions in our LC Facility. At June 30, 2016, we had approximately $132 million of standby letters of credit outstanding under the LC Facility.

For information regarding our long-term debt and capital lease obligations, see Note 5 to our Condensed Consolidated Financial Statements.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

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

We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. We also expect to use cash on the balance sheet and borrowings under our Credit Agreement to fund the $514 million in payments anticipated to be made in the three months ending September 30, 2016 in connection with the resolution of the Clinica de la Mama matters.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings or potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we acquire. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with significant legal proceedings and government investigations.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the six months ended June 30, 2016 and 2015 include $2 million and $42 million, respectively, of net operating revenue, and $7 million of net operating losses and $4 million of net operating income, respectively, generated from hospitals operated by us under operating lease arrangements (one hospital in the six months ended June 30, 2016, which was sold effective March 31, 2016, and two hospitals in the six months ended

June 30, 2015). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $219 million of standby letters of credit outstanding and guarantees at June 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at June 30, 2016. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$109	$166	$1,143	$1,683	$3,410	$7,331	$13,842	$13,181
Average effective interest rates	5.9%	6.7%	6.5%	5.5%	6.7%	7.1%	6.8%

Variable rate long-term debt	$—	$—	$—	$—	$900	$—	$900	$909
Average effective interest rates	—	—	—	—	4.1%	—%	—%

At June 30, 2016, the potential reduction of annual pretax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At June 30, 2016, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

We have no affiliation with partnerships, trusts or other entities (sometimes referred to as “special-purpose” or “variable-interest” entities) whose purpose is to facilitate off-balance sheet financial transactions or similar arrangements by us. As a result, we have no exposure to the financing, liquidity, market or credit risks associated with such entities.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

(10)	Material Contracts

(a) Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: August 1, 2016	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)