Form 10-Q
period 2016-09-30
TENET HEALTHCARE CORP
filed 2016-10-31
CIK 70318

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

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

At October 26, 2016, there were 99,635,674, shares of the Registrant’s common stock, $0.05 par value, outstanding.

Tabf Contents

TENET HEALTHCARE CORPORATION

i

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$649	$356
Accounts receivable, less allowance for doubtful accounts ($981 at September 30, 2016 and $887 at December 31, 2015)	2,786	2,704
Inventories of supplies, at cost	322	309
Income tax receivable	11	7
Assets held for sale	17	550
Other current assets	1,331	1,245
Total current assets	5,116	5,171
Investments and other assets	1,324	1,175
Deferred income taxes	840	776
Property and equipment, at cost, less accumulated depreciation and amortization ($4,957 at September 30, 2016 and $4,323 at December 31, 2015)	7,965	7,915
Goodwill	7,376	6,970
Other intangible assets, at cost, less accumulated amortization ($761 at September 30, 2016 and $659 at December 31, 2015)	1,853	1,675
Total assets	$24,474	$23,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$184	$127
Accounts payable	1,228	1,380
Accrued compensation and benefits	809	880
Professional and general liability reserves	185	177
Accrued interest payable	308	205
Liabilities held for sale	13	101
Accrued legal settlement costs	527	294
Other current liabilities	1,293	1,144
Total current liabilities	4,547	4,308
Long-term debt, net of current portion	14,323	14,383
Professional and general liability reserves	620	578
Defined benefit plan obligations	586	595
Deferred income taxes	320	37
Other long-term liabilities	606	557
Total liabilities	21,002	20,458
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,307	2,266
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 147,949,048 shares issued at September 30, 2016 and 146,920,454 shares issued at December 31, 2015	7	7
Additional paid-in capital	4,801	4,815
Accumulated other comprehensive loss	(200)	(164)
Accumulated deficit	(1,663)	(1,550)
Common stock in treasury, at cost, 48,420,844 shares at September 30, 2016 and 48,425,298 shares at December 31, 2015	(2,417)	(2,417)
Total shareholders’ equity	528	691
Noncontrolling interests	637	267
Total equity	1,165	958
Total liabilities and equity	$24,474	$23,682

See accompanying Notes to Condensed Consolidated Financial Statements.

Tabf Contents

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,216	$5,063	$15,856	$14,694
Less: Provision for doubtful accounts	367	371	1,095	1,086
Net operating revenues	4,849	4,692	14,761	13,608
Equity in earnings of unconsolidated affiliates	31	28	85	48
Operating expenses:
Salaries, wages and benefits	2,314	2,258	7,032	6,568
Supplies	767	752	2,351	2,146
Other operating expenses, net	1,231	1,151	3,686	3,325
Electronic health record incentives	(2)	(7)	(23)	(46)
Depreciation and amortization	205	185	632	589
Impairment and restructuring charges, and acquisition-related costs	31	44	81	266
Litigation and investigation costs	4	50	291	67
Gains on sales, consolidation and deconsolidation of facilities	(3)	—	(151)	—
Operating income	333	287	947	741
Interest expense	(243)	(248)	(730)	(664)
Investment earnings (losses)	(1)	1	2	—
Net income from continuing operations, before income taxes	89	40	219	77
Income tax expense	(10)	(11)	(61)	—
Net income from continuing operations, before discontinued operations	79	29	158	77
Discontinued operations:
Income (loss) from operations	2	(1)	(5)	(1)
Income tax expense	(1)	—	—	—
Net income (loss) from discontinued operations	1	(1)	(5)	(1)
Net income	80	28	153	76
Less: Net income attributable to noncontrolling interests	88	57	266	119
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(8)	$(29)	$(113)	$(43)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(9)	$(28)	$(108)	$(42)
Net income (loss) from discontinued operations, net of tax	1	(1)	(5)	(1)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(8)	$(29)	$(113)	$(43)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.09)	$(0.28)	$(1.09)	$(0.42)
Discontinued operations	0.01	(0.01)	(0.05)	(0.01)
	$(0.08)	$(0.29)	$(1.14)	$(0.43)
Diluted
Continuing operations	$(0.09)	$(0.28)	$(1.09)	$(0.42)
Discontinued operations	0.01	(0.01)	(0.05)	(0.01)
	$(0.08)	$(0.29)	$(1.14)	$(0.43)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,523	99,537	99,210	99,160
Diluted	99,523	99,537	99,210	99,160

See accompanying Notes to Condensed Consolidated Financial Statements.

Tabf Contents

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$80	$28	$153	$76
Other comprehensive income (loss):
Amortization of net actuarial loss included in net periodic benefit costs	5	3	8	8
Unrealized gains (losses) on securities held as available-for-sale	2	(2)	3	(1)
Foreign currency translation adjustments	(3)	3	(44)	3
Other comprehensive income (loss) before income taxes	4	4	(33)	10
Income tax expense related to items of other comprehensive income (loss)	(1)	—	(3)	(1)
Total other comprehensive income (loss), net of tax	3	4	(36)	9
Comprehensive net income	83	32	117	85
Less: Comprehensive income attributable to noncontrolling interests	88	57	266	119
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(5)	$(25)	$(149)	$(34)

See accompanying Notes to Condensed Consolidated Financial Statements.

Tabf Contents

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Net income	$153	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632	589
Provision for doubtful accounts	1,095	1,086
Deferred income tax expense (benefit)	32	(10)
Stock-based compensation expense	51	50
Impairment and restructuring charges, and acquisition-related costs	81	266
Litigation and investigation costs	291	67
Gains on sales, consolidation and deconsolidation of facilities	(151)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	2	(48)
Amortization of debt discount and debt issuance costs	33	32
Pre-tax loss from discontinued operations	5	1
Other items, net	(3)	22
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,156)	(1,124)
Inventories and other current assets	(95)	(62)
Income taxes	(1)	(5)
Accounts payable, accrued expenses and other current liabilities	(35)	39
Other long-term liabilities	48	31
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(132)	(157)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	1	(18)
Net cash provided by operating activities	851	835
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(614)	(566)
Purchases of businesses or joint venture interests, net of cash acquired	(96)	(720)
Proceeds from sales of facilities and other assets	573	28
Proceeds from sales of marketable securities, long-term investments and other assets	36	18
Purchases of equity investments	(37)	(18)
Other long-term assets	(15)	(6)
Other items, net	3	(8)
Net cash used in investing activities	(150)	(1,272)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,195)	(1,880)
Proceeds from borrowings under credit facility	1,195	1,770
Repayments of other borrowings	(112)	(2,011)
Proceeds from other borrowings	4	3,208
Debt issuance costs	(1)	(76)
Distributions paid to noncontrolling interests	(151)	(65)
Proceeds from sale of noncontrolling interests	19	4
Purchase of noncontrolling interests	(180)	(254)
Proceeds from exercise of stock options	4	15
Other items, net	9	(17)
Net cash provided by (used in) financing activities	(408)	694
Net increase in cash and cash equivalents	293	257
Cash and cash equivalents at beginning of period	356	193
Cash and cash equivalents at end of period	$649	$450
Supplemental disclosures:
Interest paid, net of capitalized interest	$(596)	$(519)
Income tax payments, net	$(33)	$(6)

See accompanying Notes to Condensed Consolidated Financial Statements.

Tabf Contents

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At September 30, 2016, we operated 79 hospitals, 20 short-stay surgical hospitals, approximately 470 outpatient centers, nine facilities in the United Kingdom and six health plans (certain of which are classified as held for sale, as described in Note 3) through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). We hold noncontrolling interests in 129 facilities, which are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the number of covered lives managed by our health plans and the plans’ ability to effectively manage medical costs; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are

Tabf Contents

not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General Hospitals:
Medicare	$809	$817	$2,547	$2,565
Medicaid	342	361	1,013	1,095
Managed care	2,599	2,514	7,632	7,420
Indemnity, self-pay and other	311	426	1,212	1,247
Acute care hospitals — other revenue	4	11	25	39
Other:
Other operations	1,151	934	3,427	2,328
Net operating revenues before provision for doubtful accounts	$5,216	$5,063	$15,856	$14,694

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $649 million and $356 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, our book overdrafts were approximately $201 million and $301 million, respectively, which were classified as accounts payable.

At September 30, 2016 and December 31, 2015, approximately $201 million and $171 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and our health plan-related businesses.

Tabf Contents

Also at September 30, 2016 and December 31, 2015, we had $123 million and $133 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $78 million and $95 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2016 and 2015, we entered into non-cancellable capital leases of approximately $110 million and $113 million, respectively, primarily for buildings and equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At September 30, 2016:
Capitalized software costs	$1,565	$(677)	$888
Trade names	106	—	106
Contracts	847	(39)	808
Other	96	(45)	51
Total	$2,614	$(761)	$1,853

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2015:
Capitalized software costs	$1,456	$(594)	$862
Trade names	106	—	106
Contracts	653	(26)	627
Other	119	(39)	80
Total	$2,334	$(659)	$1,675

Estimated future amortization of intangibles with finite useful lives at September 30, 2016 is as follows:

		Years Ending December 31,					Later
	Total	2016	2017	2018	2019	2020	Years
Amortization of intangible assets	$1,196	$41	$178	$164	$131	$116	$566

Investments in Unconsolidated Affiliates

We control 216 of the facilities operated by our Ambulatory Care segment and, therefore, consolidate their results (212 are consolidated within our Ambulatory Care segment and four are consolidated within our Hospital Operations and other segment). We account for many of the facilities our Ambulatory Care segment operates (114 of 330 at September 30, 2016) and four of the hospitals our Hospital Operations and other segment operates under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
Net operating revenues	$610	$1,803
Net income	$129	$364
Net income attributable to the investees	$83	$241

Tabf Contents

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30,	December 31,
	2016	2015
Continuing operations:
Patient accounts receivable	$3,666	$3,486
Allowance for doubtful accounts	(981)	(887)
Estimated future recoveries	141	144
Net cost reports and settlements payable and valuation allowances	(42)	(42)
	2,784	2,701
Discontinued operations	2	3
Accounts receivable, net	$2,786	$2,704

At September 30, 2016 and December 31, 2015, our allowance for doubtful accounts was 26.8% and 25.4%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At September 30, 2016 and December 31, 2015, our allowance for doubtful accounts for self-pay was 83.0% and 80.6%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At September 30, 2016 and December 31, 2015, our allowance for doubtful accounts for managed care was 9.7% and 7.5%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Estimated costs for:
Self-pay patients	$167	$171	$477	$503
Charity care patients	$37	$50	$109	$123
Medicaid DSH and other supplemental revenues	$249	$208	$691	$675

At September 30, 2016 and December 31, 2015, we had approximately $561 million and $387 million, respectively, of receivables recorded in other current assets and approximately $176 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended September 30, 2016, certain of our health plan assets and liabilities met the criteria to be classified as held for sale. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $16 million of our health plan assets

Tabf Contents

as “assets held for sale” in current assets and $13 million of our health plan liabilities as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2016.

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with  ASC 360, we classified $549 million of our assets in Georgia as “assets held for sale” in current assets and $101 million of our liabilities in Georgia as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $61 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Condensed Consolidated Balance Sheet at September 30, 2016.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $81 million primarily related to our Hospital Operations and other segment, consisting of approximately $2 million to write-down other intangible assets, $26 million of employee severance costs, $9 million of restructuring costs, $4 million of contract and lease termination fees, and $40 million in acquisition-related costs, which include $5 million of transaction costs and $35 million of acquisition integration charges.

During the nine months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $266 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of Saint Louis University Hospital in the period, $16 million of employee severance costs, $5 million of restructuring costs, $15 million of contract and lease termination fees, and $83 million in acquisition-related costs, which include $48 million of transaction costs and $35 million of acquisition integration charges.

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

At September 30, 2016, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segment level. Our Ambulatory Care segment consists of the operations of our USPI joint venture and our Aspen facilities.

Our Hospital Operations and other segment was structured as follows at September 30, 2016:

•	Our Florida region included all of our hospitals and other operations in Florida;

•	Our Northeast region included all of our hospitals and other operations in Illinois, Massachusetts and Pennsylvania;

•	Our Southern region included all of our hospitals and other operations in Alabama, Missouri, South Carolina and Tennessee;

•	Our Texas region included all of our hospitals and other operations in New Mexico and Texas;

•	Our Western region included all of our hospitals and other operations in Arizona and California; and

•	Our Detroit market included all of our hospitals and other operations in the Detroit, Michigan area.

Tabf Contents

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Senior notes:
5% due 2019	$1,100	$1,100
5 1/2% due 2019	500	500
6 3/4% due 2020	300	300
8% due 2020	750	750
8 1/8% due 2022	2,800	2,800
6 3/4% due 2023	1,900	1,900
6 7/8% due 2031	430	430
Senior secured notes:
6 1/4% due 2018	1,041	1,041
4 3/4% due 2020	500	500
6% due 2020	1,800	1,800
Floating % due 2020	900	900
4 1/2% due 2021	850	850
4 3/8% due 2021	1,050	1,050
Capital leases and mortgage notes	818	852
Unamortized issue costs, note discounts and premiums	(232)	(263)
Total long-term debt	14,507	14,510
Less current portion	184	127
Long-term debt, net of current portion	$14,323	$14,383

Credit Agreement

On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, (i) extend the scheduled maturity date of the facility, (ii) reduce the rates of certain interest and fees payable under the facility, and (iii) remove certain restrictions with respect to the borrowing base eligibility of certain accounts receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement, which has a scheduled maturity date of December 4, 2020, is collateralized by patient accounts receivable of substantially all of our domestic wholly owned hospitals. In addition, borrowings under the Credit Agreement are guaranteed by substantially all of our wholly owned domestic hospital subsidiaries. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2016.

Letter of Credit Facility

We have a letter of credit facility that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). On

Tabf Contents

September 15, 2016, we entered into an amendment to our existing letter of credit facility agreement (as amended, “LC Facility”) in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, (ii) reduce the margin payable with respect to unreimbursed drawings under letters of credit issued under the LC Facility and with respect to undrawn letters of credit issued under the LC Facility, and (iii) reduce the commitment fee payable with respect to the undrawn portion of the commitments under the LC Facility. Obligations under the LC Facility are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our domestic hospital subsidiaries on an equal ranking basis with our existing senior secured notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt to EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2016, we had approximately $144 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At September 30, 2016, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $90 million. We had a total liability of $82 million recorded for these guarantees included in other current liabilities at September 30, 2016.

At September 30, 2016, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $28 million. Of the total, $15 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2016.

NOTE 7. EMPLOYEE BENEFIT PLANS

At September 30, 2016, approximately 7.1 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and time-based restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units (and, in prior years, have granted performance-based options) that vest subject to the achievement of specified performance goals within a specified timeframe.

Our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015 include $46 million and $52 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements recorded in salaries, wages and benefits.

Tabf Contents

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2016:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2015	1,606,842	$22.87
Granted	—	—
Exercised	(110,715)	18.00
Forfeited/Expired	(53,456)	20.20
Outstanding at September 30, 2016	1,442,671	$22.79	$5	2.4	years
Vested and expected to vest at September 30, 2016	1,442,671	$22.79	$5	2.4	years
Exercisable at September 30, 2016	1,442,671	$22.79	$5	2.4	years

There were 110,715 stock options exercised during the nine months ended September 30, 2016 with an aggregate intrinsic value of approximately $1 million, and 321,619 stock options exercised during the same period in 2015 with an aggregate intrinsic value of approximately $8 million.

At September 30, 2016, there were no unrecognized compensation costs related to stock options. Also, there were no stock options granted in the nine months ended September 30, 2016 or 2015.

The following table summarizes information about our outstanding stock options at September 30, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	178,969	2.4	years	$4.56	178,969	$4.56
$4.57 to $25.089	827,315	3.1	years	20.85	827,315	20.85
$25.09 to $32.569	182,000	0.4	years	26.40	182,000	26.40
$32.57 to $42.529	254,387	1.4	years	39.31	254,387	39.31
	1,442,671	2.4	years	$22.79	1,442,671	$22.79

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2016:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2015	3,627,232	$44.69
Granted	1,584,063	30.43
Vested	(1,542,039)	43.18
Forfeited	(348,694)	33.92
Unvested at September 30, 2016	3,320,562	$38.54

In the nine months ended September 30, 2016, we granted 717,277 restricted stock units subject to time-vesting, of which 484,295 will vest and be settled ratably over a three-year period from the grant date, 57,139 will vest and be settled on the third anniversary of the grant date, and 175,843 will vest and be settled on the fifth anniversary of the grant date. In addition, in May 2016, we made an annual grant of 90,105 restricted stock units to our non-employee directors for the 2016-2017 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In January 2016, following the appointment of two new members of our Board of Directors, we also made initial grants totaling 5,084 restricted stock units to these directors, as well as prorated annual grants totaling 5,614 restricted stock units. Both the initial grants and the annual grants vested immediately, however the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third

Tabf Contents

anniversary of the grant date. In addition, we granted 474,443 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2016 to 2018. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 474,443 units granted, depending on our level of achievement with respect to the performance goals. Moreover, in the nine months ended September 30, 2016, we granted 291,540 restricted stock units as a result of our level of achievement with respect to prior-year target performance goals.

At September 30, 2016, there were $83 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.0 years.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the nine months ended September 30, 2016 and 2015 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(113)	—	96	(17)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Other comprehensive loss	—	—	—	(36)	—	—	—	(36)
Purchases (sales) of businesses and noncontrolling interests	—	—	(43)	—	—	—	119	76
Purchase accounting adjustments	—	—	—	—	—	—	237	237
Stock-based compensation expense, tax benefit and issuance of common stock	1,033	—	29	—	—	—	—	29
Balances at September 30, 2016	99,528	$7	$4,801	$(200)	$(1,663)	$(2,417)	$637	$1,165

Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income (loss)	—	—	—	—	(43)	—	33	(10)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Other comprehensive income	—	—	—	9	—	—	—	9
Purchases (sales) of businesses and noncontrolling interests	—	—	130	—	—	—	82	212
Stock-based compensation expense and issuance of common stock	1,210	—	54	—	—	1	—	55
Balances at September 30, 2015	99,592	$7	$4,798	$(173)	$(1,453)	$(2,377)	$216	$1,018

Our noncontrolling interests balances at September 30, 2016 and 2015 in the table above were comprised of $99 million and $37 million, respectively, from our Hospital Operations and other segment, and $538 million and $179 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the nine months ended September 30, 2016 and 2015, respectively, in the table above were comprised of $8 million and $21 million, respectively, from our Hospital Operations and other segment, and $88 million and $12 million, respectively, from our Ambulatory Care segment.

Tabf Contents

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2016 through March 31, 2017, we have coverage totaling $600 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million each for floods and earthquakes and a per-occurrence sub-limit of $200 million for windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and windstorms, the total $600 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for floods, California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

At September 30, 2016 and December 31, 2015, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $805 million and $755 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.42% at September 30, 2016 and 2.09% at December 31, 2015.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $233 million and $202 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10. CLAIMS AND LAWSUITS

We operate in a highly regulated and litigious industry. Healthcare companies are subject to numerous investigations by various governmental agencies. Further, private parties have the right to bring qui tam or “whistleblower” lawsuits against companies that allegedly submit false claims for payments to, or improperly retain overpayments from, the government and, in some states, private payers. We and our subsidiaries have received inquiries in recent years from government agencies, and we may receive similar inquiries in future periods. We are also subject to class action lawsuits, employment-related claims and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us.

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

Tabf Contents

Resolution of Clinica de la Mama Qui Tam Action and Criminal Investigation

As previously disclosed, on September 30, 2016, the Company and certain of its subsidiaries, including Tenet HealthSystem Medical, Inc. (“THSMI”), Atlanta Medical Center, Inc. (“AMCI”) and North Fulton Medical Center, Inc. (“NFMCI”), executed agreements with the U.S. Department of Justice (“DOJ”) and others to resolve the Clinica de la Mama civil qui tam litigation and criminal investigation. For additional information regarding these matters, we refer you to the Company’s Form 8-K filed on October 3, 2016, which summarizes the terms and conditions, and includes copies, of the resolution agreements.

On October 19, 2016, in accordance with the terms of the resolution agreements, AMCI and NFMCI pled guilty before the U.S. District Court for the Northern District of Georgia to conspiring to violate the federal anti-kickback statute and defraud the United States. On October 28, 2016, in accordance with the resolution agreements, AMCI and NFMCI paid forfeiture money judgments in the total amount of approximately $146 million to the United States. In addition, on November 2, 2016, the Company will pay approximately $372 million (which is comprised of the settlement amount of $368 million, approximately $1.7 million in interest, and approximately $1.9 million in relator’s attorneys’ fees and costs) to resolve the civil qui tam litigation captioned United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al., which was filed in the U.S. District Court for the Middle District of Georgia. We increased our reserves in the three months ended September 30, 2016 from $516 million to $517 million to reflect updated interest and fee amounts to be paid by us in connection with the resolution of the civil qui tam litigation. We funded the forfeiture money judgments, and will fund the civil monetary payment, through general corporate sources of liquidity, including cash and borrowings under our Credit Agreement.

Pursuant to the terms of the previously disclosed Non-Prosecution Agreement (“NPA”) with the DOJ’s Criminal Division, Fraud Section and the U.S. Attorney’s Office for the Northern District of Georgia (together, the “Offices”), THSMI and the Company have agreed to cooperate fully with the Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, and the Company has agreed to retain an independent compliance monitor to assess, oversee and monitor the Company’s compliance with its obligations under the NPA. The term of the NPA will be three years from the date on which the monitor is retained, unless the NPA is extended or terminated early. The foregoing description of the NPA is qualified in its entirety by reference to the full text of that agreement, which is filed as an exhibit to the Company’s Form 8-K filed on October 3, 2016.

Among other things, the terms of the NPA provide that if, during its term, THSMI commits any felony under federal law, or if the Company commits any felony related to the federal anti-kickback statute, or if THSMI or the Company fail to cooperate or otherwise fail to fulfill the obligations set forth in the NPA, then THSMI, the Company and their affiliates shall be subject to prosecution for any federal criminal violation of which the Offices have knowledge, including, but not limited to, the conduct described in the NPA. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution.

Shareholder Litigation

On October 7, 2016, a purported shareholder filed a complaint in the U.S. District Court for the Central District of California against the Company and several current and former executive officers in a matter captioned Pennington v. Tenet Healthcare Corporation, et al. On October 10, 2016, a second purported shareholder filed a complaint in the U.S. District Court for the Northern District of Texas (Dallas Division) against THC and two current executive officers in a matter captioned Yamany v. Tenet Healthcare Corporation, et al. Both lawsuits seek class certification on behalf of purchasers of the Company’s common stock. In addition, both complaints allege that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the Clinica de la Mama matters, caused the price of THC’s common stock to be artificially inflated. No lead plaintiff has been appointed in either of these cases, which the Company believes will be consolidated into a single proceeding. No action is required of the defendants until the appointment of a lead plaintiff. The Company believes the allegations in these cases are without merit, and it intends to vigorously defend against them.

Tabf Contents

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2016 and 2015:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Nine Months Ended September 30, 2016
Continuing operations	$299	$291	$(59)	$—	$531
Discontinued operations	—	—	—	—	—
	$299	$291	$(59)	$—	$531

Nine Months Ended September 30, 2015
Continuing operations	$73	$67	$(49)	$2	$93
Discontinued operations	10	(3)	(8)	1	—
	$83	$64	$(57)	$3	$93

For the nine months ended September 30, 2016 and 2015, we recorded costs of $291 million and $67 million, respectively, in continuing operations in connection with significant legal proceedings and governmental reviews. During the nine months ended September 30, 2015, we reduced a previously established reserve for a legal matter in discontinued operations by approximately $3 million based on updated claims information.

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture

Tabf Contents

partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In January 2016, Welsh, Carson, Anderson & Stowe, on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase these shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	2015
Balances at beginning of period	$2,266	$401
Net income	170	86
Distributions paid to noncontrolling interests	(69)	(30)
Purchase accounting adjustments	(47)	—
Purchases and sales of businesses and noncontrolling interests, net	(13)	1,225
Balances at end of period	$2,307	$1,682

Our redeemable noncontrolling interests balances at September 30, 2016 and 2015 in the table above were comprised of $526 million and $142 million, respectively, from our Hospital Operations and other segment, $1.637 billion and $1.446 billion, respectively, from our Ambulatory Care segment, and $144 million and $94 million, respectively, from our Conifer segment. Our net income attributable to redeemable noncontrolling interests for the nine months ended September 30, 2016 and 2015, respectively, in the table above were comprised of $16 million and $8 million, respectively, from our Hospital Operations and other segment, $116 million and $40 million, respectively, from our Ambulatory Care segment, and $38 million and $38 million, respectively, from our Conifer segment.

NOTE 12. INCOME TAXES

During the three months ended September 30, 2016, we recorded income tax expense of $10 million in continuing operations on pre-tax income of $89 million, compared to income tax expense of $11 million on pre-tax income of $40 million during the three months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded income tax expense of $61 million in continuing operations on pre-tax income of $219 million, compared to no income tax expense on pre-tax income of $77 million during the nine months ended September 30, 2015. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tax expense at statutory federal rate of 35%	$31	$14	$77	$27
State income taxes, net of federal income tax benefit	3	4	10	11
Tax attributable to noncontrolling interests	(28)	(11)	(75)	(33)
Nondeductible goodwill	—	—	29	—
Nontaxable gains	(1)	—	(18)	—
Nondeductible litigation	4	—	37	—
Change in tax contingency reserves, including interest	(1)	—	(4)	1
Amendment of prior-year tax returns	—	—	—	(17)
Other items	2	4	5	11
	$10	$11	$61	$—

During the nine months ended September 30, 2016, we decreased our estimated liabilities for uncertain tax positions by $4 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at September 30, 2016 was $37 million, of which $34 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Tabf Contents

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2016 were $5 million, all of which related to continuing operations.

At September 30, 2016, approximately $6 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three and nine months ended September 30, 2016 and 2015. Loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(9)	99,523	$(0.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(9)	99,523	$(0.09)

Three Months Ended September 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(28)	99,537	$(0.28)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(28)	99,537	$(0.28)

Nine Months Ended September 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(108)	99,210	$(1.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(108)	99,210	$(1.09)

Nine Months Ended September 30, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(42)	99,160	$(0.42)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(42)	99,160	$(0.42)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2016 and 2015 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per

Tabf Contents

share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and nine months ended September 30, 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,455 and 1,470 for the three and nine months ended September 30, 2016, respectively, and 2,500 and 2,449 for the three and nine months ended September 30, 2015, respectively.

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$63	$25	$38	$—
	$63	$25	$38	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$59	$24	$35	$—
	$59	$24	$35	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2016 and December 31, 2015, the estimated fair value of our long-term debt was approximately 96.4% and 96.2%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2016 are as follows:

Current assets	$42
Property and equipment	33
Other intangible assets	7
Goodwill	316
Other long-term assets	6
Current liabilities	(25)
Other long-term liabilities	(14)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(114)
Noncontrolling interests	(122)
Cash paid, net of cash acquired	(96)
Gains on consolidations	$33

Tabf Contents

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Of the total $316 million of goodwill recorded for acquisitions completed during the nine months ended September 30, 2016, $190 million was recorded in our Hospital Operations and other segment, and $126 million was recorded in our Ambulatory Care segment. Approximately $5 million in transaction costs related to prospective and closed acquisitions were expensed during the nine months ended September 30, 2016, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2016 and 2015 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the three months ended September 30, 2016, we made adjustments to the purchase price allocations for businesses acquired in 2015 that increased goodwill by approximately $79 million and increased depreciation and amortization expense by approximately $7 million.

During the nine months ended September 30, 2016, we recognized gains totaling $33 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating revenues	$4,849	$4,692	$14,761	$13,992
Equity in earnings of unconsolidated affiliates	$31	$28	$85	$91
Net loss attributable to common shareholders	$(8)	$(29)	$(113)	$(74)
Net loss per share attributable to common shareholders	$(0.08)	$(0.29)	$(1.14)	$(0.75)

Tabf Contents

NOTE 16. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments and physician practices. We also own various related healthcare businesses. At September 30, 2016, our subsidiaries operated 79 hospitals, primarily serving urban and suburban communities in 12 states, and six health plans (certain of which are classified as held for sale, as described in Note 3), as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At September 30, 2016, our USPI joint venture had interests in 245 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 short-stay surgical hospitals in 27 states.

Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At September 30, 2016, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. Our Conifer subsidiary and our Hospital Operations and other segment entered into formal agreements documenting terms and conditions of various services provided by Conifer to Tenet hospitals, as well as certain administrative services provided by our Hospital Operations and other segment to Conifer. The services provided by both parties under these agreements are charged to the other party based on estimated third-party pricing terms.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30,	December 31,
	2016	2015
Assets:
Hospital Operations and other	$17,627	$17,353
Ambulatory Care	5,729	5,159
Conifer	1,118	1,170
Total	$24,474	$23,682

Tabf Contents

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Capital expenditures:
Hospital Operations and other	$182	$194	$557	$536
Ambulatory Care	14	7	42	14
Conifer	5	6	15	16
Total	$201	$207	$614	$566

Net operating revenues:
Hospital Operations and other	$4,162	$4,179	$12,761	$12,505
Ambulatory Care	448	329	1,319	562
Conifer
Tenet	159	163	488	488
Other customers	239	184	681	541
Total Conifer revenues	398	347	1,169	1,029
Intercompany eliminations	(159)	(163)	(488)	(488)
Total	$4,849	$4,692	$14,761	$13,608

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$3	$(2)	$6	$12
Ambulatory Care	28	30	79	36
Total	$31	$28	$85	$48

Adjusted EBITDA:
Hospital Operations and other	$334	$383	$1,163	$1,259
Ambulatory Care	157	122	432	200
Conifer	79	61	205	204
Total	$570	$566	$1,800	$1,663

Depreciation and amortization:
Hospital Operations and other	$170	$156	$525	$525
Ambulatory Care	22	17	69	28
Conifer	13	12	38	36
Total	$205	$185	$632	$589

Adjusted EBITDA	$570	$566	$1,800	$1,663
Depreciation and amortization	(205)	(185)	(632)	(589)
Impairment and restructuring charges, and acquisition-related costs	(31)	(44)	(81)	(266)
Litigation and investigation costs	(4)	(50)	(291)	(67)
Interest expense	(243)	(248)	(730)	(664)
Investment earnings (losses)	(1)	1	2	—
Gains on sales, consolidation and deconsolidation of facilities	3	—	151	—
Net income from continuing operations before income taxes	$89	$40	$219	$77

Tabf Contents

NOTE 17. RECENT ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and previous GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which affects all entities that issue share-based payment awards to their employees. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas of simplification apply only to nonpublic entities. ASU 2016-09 includes amendments that should be applied retrospectively, amendments that should be applied prospectively and amendments that should be applied using a modified retrospective transition by means of a cumulative-effect adjustment to equity. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which applies to all entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 addresses the presentation and classification of cash flows related to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-05 should be applied using a retrospective transition method to each period presented, unless it is impracticable. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2018.

Tabf Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities. At September 30, 2016, our USPI joint venture had interests in 245 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 short-stay surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of revenue cycle management and technology-enabled performance improvement and health management solutions to health systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 67 hospitals and six health plans operated throughout the nine months ended September 30, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi-Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) Saint Louis University Hospital (“SLUH”), which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to September 30, 2016 and 2015. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Resolution of Clinica de la Mama Matters—As previously disclosed, the Company and certain of its subsidiaries executed agreements, including a Non-Prosecution Agreement (“NPA”), with the U.S. Department of Justice and others to resolve the Clinica de la Mama civil qui tam litigation and criminal investigation for approximately $517 million (including interest and fees) on September 30, 2016. The NPA requires, among other things, that we retain an independent compliance monitor to assess, oversee and monitor our compliance with the obligations under the NPA. The costs associated with compliance with the NPA, including the costs of the independent compliance monitor, could have an adverse effect on our

Tabf Contents

financial condition, results of operations or cash flows. For additional information, we refer you to Note 10 to the Condensed Consolidated Financial Statements and the Risk Factors section in Part II of this report, as well as to the Company’s Form 8-K filed on October 3, 2016, which summarizes the terms and conditions, and includes copies, of the resolution agreements.

Divestiture of Health Plan Business—We recently completed a strategic review of our health plans and concluded the plans are not a core part of our overall future business strategy.  As a result, we recently filed to exit our Exchange markets in Arizona, Michigan and Texas, and our Medicare Advantage business in Arizona.  In addition, we recently signed a definitive agreement to sell our health plans in Michigan, and expect to exit our remaining health plan businesses in Arizona and Texas.

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

Development Strategies—We remain focused on opportunities to increase our hospital and outpatient revenues, and to expand our Conifer services business, through organic growth, business development activities and strategic partnerships.

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

Historically, our outpatient services have generated significantly higher margins for us than inpatient services. During the three months ended September 30, 2016, we derived approximately 43% of our net patient revenues from outpatient services. By expanding our outpatient business, we expect to increase our profitability over time. The surgical facilities in our USPI joint venture specialize in non‑emergency surgical cases. Due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily

Tabf Contents

increase. In addition, we have continued growing our imaging and urgent care businesses through our USPI joint venture’s acquisitions, including the December 31, 2015 acquisition of CareSpot Express Healthcare, which added over 30 urgent care centers in Florida and Tennessee to our USPI joint venture’s portfolio of outpatient centers. These acquisitions reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to health system and physician partners to include other outpatient settings beyond the core ambulatory care business, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Furthermore, we continually evaluate joint venture opportunities with other healthcare providers in our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

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

Impact of the Affordable Care Act—We anticipate that we will continue to benefit over time from the provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) that have extended insurance coverage through Medicaid or private insurance to a broader segment of the U.S. population. Although we are unable to predict the ultimate net effect of the Affordable Care Act on our future results of operations, and while there have been and will continue to be some reductions in reimbursement rates by governmental payers, we began to receive reimbursement for caring for previously uninsured and underinsured patients in 2014. Through collaborative efforts with local community organizations, we launched a campaign under the banner “Path to Health” to assist our hospitals in educating and enrolling uninsured patients in insurance plans. At September 30, 2016, we operated hospitals in six of the states (Arizona, California, Illinois, Massachusetts, Michigan and Pennsylvania) that have expanded their Medicaid programs.

Our ability to execute on these strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. In addition, it is important that we make steady and measurable progress in successfully integrating acquired businesses and new joint ventures into our business processes, as appropriate. For information about risks and uncertainties that could affect our results of operations, see the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”).

Tabf Contents

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 67 hospitals and six health plans operated throughout nine months ended September 30, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) SLUH, which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016,  but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to September 30, 2016 and 2015. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Statistics	2016	2015	(Decrease)
Hospital Operations and other
Number of hospitals (at end of period)	75	83	(8)	(1)
Total admissions	194,342	201,870	(3.7)%
Adjusted patient admissions(2)	345,207	352,352	(2.0)%
Paying admissions (excludes charity and uninsured)	183,042	190,548	(3.9)%
Charity and uninsured admissions	11,300	11,322	(0.2)%
Emergency department visits	707,713	747,993	(5.4)%
Total surgeries	127,346	129,937	(2.0)%
Patient days — total	894,323	927,964	(3.6)%
Adjusted patient days(2)	1,567,894	1,601,494	(2.1)%
Average length of stay (days)	4.60	4.60	—%
Average licensed beds	20,367	21,122	(3.6)%
Utilization of licensed beds(3)	47.7%	47.8%	(0.1)	%(1)
Total visits	2,009,019	2,076,524	(3.3)%
Paying visits (excludes charity and uninsured)	1,862,046	1,904,467	(2.2)%
Charity and uninsured visits	146,973	172,057	(14.6)%
Ambulatory Care
Total consolidated facilities (at end of period)	212	141	71	(1)
Total cases	445,493	256,226	73.9%

(1)	The change is the difference between the 2016 and 2015 amounts shown.
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

Total admissions decreased by 7,528, or 3.7%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Total surgeries decreased by 2.0% in the three months ended September 30, 2016 compared to the same period in 2015. Our emergency department visits decreased 5.4% in the three months ended September 30, 2016 compared to the same period in the prior year. Our volumes from continuing operations were negatively impacted by the decrease in our number of hospitals; however, we believe the volume decreases were partially offset by the growth we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Our Ambulatory Care total cases increased 73.9% due to our USPI joint venture’s acquisition of 35 urgent care centers (one of which has since been closed) effective December 31, 2015, as well as the impact associated with stepping up our USPI joint venture’s ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

Tabf Contents

	Continuing Operations
	Three Months Ended September 30,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,216	$5,063	3.0%
Hospital Operations and other
Revenues from charity and the uninsured	$251	$255	(1.6)%
Net inpatient revenues(1)	$2,644	$2,603	1.6%
Net outpatient revenues(1)	$1,417	$1,515	(6.5)%
Ambulatory Care revenues	$448	$329	36.2%
Conifer revenues	$398	$347	14.7%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $106 million and $88 million for the three months ended September 30, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $145 million and $167 million for the three months ended September 30, 2016 and 2015, respectively.

Net operating revenues before provision for doubtful accounts increased by $153 million, or 3.0%, in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to increased revenues from our USPI joint venture and revenue cycle services provided by our Conifer subsidiary. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$367	$371	(1.1)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	7.0%	7.3%	(0.3)	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.0% and 7.3% for the three months ended September 30, 2016 and 2015, respectively. This improvement was primarily due to the growth in our Ambulatory Care segment. Our accounts receivable days outstanding (“AR Days”) from continuing operations were 52.9 days at September 30, 2016 and 49.5 days at December 31, 2015, within our target of less than 55 days.

Tabf Contents

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,930	$1,940	(0.5)%
Supplies	678	688	(1.5)%
Other operating expenses	1,066	1,011	5.4%
Total	$3,674	$3,639	1.0%
Ambulatory Care
Salaries, wages and benefits	$144	$106	35.8%
Supplies	89	64	39.1%
Other operating expenses	86	67	28.4%
Total	$319	$237	34.6%
Conifer
Salaries, wages and benefits	$240	$212	13.2%
Other operating expenses	79	73	8.2%
Total	$319	$285	11.9%
Total
Salaries, wages and benefits	$2,314	$2,258	2.5%
Supplies	767	752	2.0%
Other operating expenses	1,231	1,151	7.0%
Total	$4,312	$4,161	3.6%
Rent/lease expense(1)
Hospital Operations and other	$59	$59	—%
Ambulatory Care	18	13	38.5%
Conifer	5	4	25.0%
Total	$82	$76	7.9%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended September 30,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,591	$5,512	1.4%
Supplies per adjusted patient admission(1)	1,964	1,947	0.9%
Other operating expenses per adjusted patient admission(1)	3,111	2,889	7.7%
Total per adjusted patient admission	$10,666	$10,348	3.1%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 1.4% in the three months ended September 30, 2016 compared to the same period in 2015. This change is primarily due to annual merit increases for certain of our employees and the effect of lower volumes on operating leverage due to the sale of certain of our hospitals since the 2015 period, partially offset by decreased accruals for annual incentive compensation, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Supplies expense per adjusted patient admission increased 0.9% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 7.7% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase is due to higher contracted

Tabf Contents

services and medical fees, the effect of lower volumes on operating leverage due to the sale of certain of our hospitals since the 2015 period, and increased costs associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues. Malpractice expense for our Hospital Operations and other segment was $13 million higher in the 2016 period compared to the 2015 period. The 2016 period included a favorable adjustment of approximately $3 million due to a 13 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $6 million as a result of a 32 basis point decrease in the interest rate in the 2015 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $649 million at September 30, 2016 compared to $656 million at June 30, 2016.

Significant cash flow items in the three months ended September 30, 2016 included:

•	Capital expenditures of $201 million; and

•	Interest payments of $129 million.

Net cash provided by operating activities was $851 million in the nine months ended September 30, 2016 compared to $835 million in the nine months ended September 30, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $137 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015;

•	A $25 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Approximately $127 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•	Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively;

•	$23 million more cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Higher interest payments of $77 million;

•	A $19 million decrease in cash used in discontinued operations; and

•	The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking

Tabf Contents

statements represent management’s current expectations, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Risk Factors section in Part II of this report and in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
Net Patient Revenues from:	2016	2015	(Decrease)(1)	2016	2015	(Decrease)(1)
Medicare	19.9%	19.8%	0.1%	20.5%	20.8%	(0.3)%
Medicaid	8.4%	8.8%	(0.4)%	8.2%	8.9%	(0.7)%
Managed care	64.0%	61.1%	2.9%	61.5%	60.2%	1.3%
Indemnity, self-pay and other	7.7%	10.3%	(2.6)%	9.8%	10.1%	(0.3)%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
Admissions from:	2016	2015	(Decrease)(1)	2016	2015	(Decrease)(1)
Medicare	25.0%	25.5%	(0.5)%	26.1%	26.8%	(0.7)%
Medicaid	7.2%	8.0%	(0.8)%	7.1%	8.1%	(1.0)%
Managed care	60.2%	58.5%	1.7%	59.2%	57.5%	1.7%
Indemnity, self-pay and other	7.6%	8.0%	(0.4)%	7.6%	7.6%	—%

(1)	The increase (decrease) is the difference between the 2016 and 2015 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately

Tabf Contents

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Descriptions	2016	2015	2016	2015
Medicare severity-adjusted diagnosis-related group — operating	$402	$404	$1,291	$1,296
Medicare severity-adjusted diagnosis-related group — capital	38	38	119	120
Outliers	20	13	58	45
Outpatient	221	235	695	705
Disproportionate share	74	87	224	261
Direct Graduate and Indirect Medical Education(1)	62	63	187	198
Other(2)	15	(5)	42	9
Adjustments for prior-year cost reports and related valuation allowances	12	22	42	54
Total Medicare net patient revenues	$844	$857	$2,658	$2,688

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 18.7% and 19.4% of total net patient revenues before provision for doubtful accounts of our continuing general hospitals for the nine months ended September 30, 2016 and 2015, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2016 and 2015, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $691 million and $675 million, respectively, of which $167 million and $139 million, respectively, were from the California provider fee program.

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In

Tabf Contents

addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or received waivers under Section 1115 of the Social Security Act. Under a Medicaid waiver, the federal government waives certain Medicaid requirements, thereby giving states flexibility in the operation of their Medicaid program to test new approaches and demonstration projects to improve care. Generally the Section 1115 waivers are for a period of five years with an option to extend the waiver for three additional years. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our hospitals are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2016 and 2015 are set forth in the table below:

	Nine Months Ended
	September 30,
	2016		2015
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
California	$293	$314	$253	$297
Michigan	272	232	280	229
Texas	183	175	199	175
Pennsylvania	63	149	50	149
Alabama	61	—	16	—
Florida	55	126	76	122
Illinois	34	52	68	37
Massachusetts	29	40	28	38
South Carolina	12	26	12	25
Georgia	11	8	50	28
Tennessee	3	24	5	24
Missouri	1	—	50	14
Arizona	(2)	153	(13)	146
North Carolina	(2)	—	21	5
	$1,013	$1,299	$1,095	$1,289

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Final Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 2, 2016, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2017 Rates. On September 30, 2016, CMS issued a notice that corrects technical and typographical errors in the August 2, 2016 rule. The August 2, 2016 final rule and the September 30, 2016 correction notice are hereinafter referred to as the “Final IPPS Rule”. The Final IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of

Tabf Contents

electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also making certain adjustments to the 2.7% market basket increase that result in a net operating payment update to the operating standardized amount of 0.95% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.3%, respectively;

•	A documentation and coding recoupment reduction of 1.5% as required by the American Taxpayer Relief Act of 2012;

•	Prospective reversal of the 0.2% reduction related to the two-midnight rule that was first imposed in FFY 2014; and

•	A one-time increase of 0.6% to reverse the 0.2% two-midnight rule reductions imposed in FFYs 2014 through 2016.

•	Updates to the factors and methodology used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•	A 1.84% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $22,544 to $23,573.

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.9% increase in operating MS-DRG payments for hospitals in large urban areas (populations over one million) in FFY 2017. The final payment and policy changes affecting operating MS-DRG payments and other rules, including those affecting Medicare UC-DSH payments, result in an estimated 0.5% increase in our annual IPPS payments, which yields an estimated increase of approximately $11 million in our annual Medicare IPPS payments. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

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

Tabf Contents

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

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) replaces the Medicare Sustainable Growth Rate methodology with a new system for establishing the annual updates to payment rates for physician services in Medicare that, beginning in 2019, rewards the delivery of high-quality patient care through one of two avenues:

•

The Merit-Based Incentive Payment System (“MIPS”) – MIPS-participating providers will be eligible for a payment adjustment of plus or minus 4% in the first payment adjustment year (2019 based on 2017 performance) with the payment adjustment increasing each year until it reaches plus or minus 9% in 2022 and beyond; or

•

The Advanced Alternative Payment Model (“APM”) – Providers that choose to participate in an Advanced APM (defined as certain CMS Innovation Center models and Shared Savings Program tracks that require participants to use certified EHR technology, base payments for services on quality measures comparable to those in MIPS, and require participants to bear more than nominal financial risk for losses) will be exempt from MIPS and from 2019-2024 will be eligible for a 5% upward adjustment to their Medicare payments.

The new system helps to link fee-for-service payments to quality and value, with payment incentives and penalties.

On October 14, 2016, CMS issued a final rule implementing MACRA. In the final rule, CMS made several changes to the proposed rule including:

•

Reducing the MIPS reporting burden in the first performance year (2017). Per the final rule, providers may begin reporting under MIPS at any time between January 1, 2017 and October 2, 2017 and can avoid a payment penalty in 2019 by reporting as little as one quality measure or one improvement activity. CMS also reduced the thresholds by which a provider in a small practice must participate.

•	Changes to the APMs (including the Comprehensive Care for Joint Replacement Model) that will be eligible as Advanced APMs for bonus payment purposes.

Less than 1% of the net operating revenue generated by our Hospital Operations and other segment during the nine months ended September 30, 2016 was related to the Medicare fee-for-service Physician Fee Schedule. We are unable to estimate the potential impact of MACRA; however, the maximum incentive and penalty adjustments could result in an increase or decrease in our annual net revenues of approximately $15 million. Additionally, we cannot predict the effect of MACRA on our future operations, revenues and cash flows.

Tabf Contents

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

The amount of our managed care net patient revenues during the nine months ended September 30, 2016 and 2015 was $7.6 billion and $7.4 billion, respectively. Approximately 69% of our managed care net patient revenues for the nine months ended September 30, 2016 was derived from our top ten managed care payers. National payers generated approximately 47% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2016 and December 31, 2015, approximately 61% and 59%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

A managed care contract we had with a national payer expired on September 30, 2016; as a result, our hospitals and other healthcare facilities, as well as our employed physicians, became out-of-network providers with respect to that payer’s members. The contract represented approximately 2.9% of our net operating revenues before provision for doubtful accounts, subsequent to the sale of our Georgia hospitals on March 31, 2016. Although there can be no assurance that we will enter into negotiations or reach an agreement with the payer on a new contract, we do not anticipate the expiration of the contract to have a long-term material adverse impact on our business, financial condition or results of operations.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2016, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating

Tabf Contents

income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the nine months ended September 30, 2016, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 76% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At September 30, 2016 and December 31, 2015, approximately 4% and 5%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co‑pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

Tabf Contents

Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Estimated costs for:
Self-pay patients	$167	$171	$477	$503
Charity care patients	$37	$50	$109	$123
Medicaid DSH and other supplemental revenues	$249	$208	$691	$675

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating revenues:
General hospitals	$4,065	$4,129	$12,429	$12,366
Other operations	1,151	934	3,427	2,328
Net operating revenues before provision for doubtful accounts	5,216	5,063	15,856	14,694
Less provision for doubtful accounts	367	371	1,095	1,086
Net operating revenues	4,849	4,692	14,761	13,608
Equity in earnings of unconsolidated affiliates	31	28	85	48
Operating expenses:
Salaries, wages and benefits	2,314	2,258	7,032	6,568
Supplies	767	752	2,351	2,146
Other operating expenses, net	1,231	1,151	3,686	3,325
Electronic health record incentives	(2)	(7)	(23)	(46)
Depreciation and amortization	205	185	632	589
Impairment and restructuring charges, and acquisition-related costs	31	44	81	266
Litigation and investigation costs	4	50	291	67
Gains on sales, consolidation and deconsolidation of facilities	(3)	—	(151)	—
Operating income	$333	$287	$947	$741

Tabf Contents

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.6%	0.6%	0.4%
Operating expenses:
Salaries, wages and benefits	47.7%	48.2%	47.6%	48.3%
Supplies	15.8%	16.0%	15.9%	15.8%
Other operating expenses, net	25.4%	24.5%	25.0%	24.4%
Electronic health record incentives	—%	(0.1)%	(0.2)%	(0.3)%
Depreciation and amortization	4.2%	3.9%	4.3%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.6%	0.9%	0.6%	2.0%
Litigation and investigation costs	0.1%	1.1%	2.0%	0.5%
Gains on sales, consolidation and deconsolidation of facilities	(0.1)%	—%	(1.0)%	—%
Operating income	6.9%	6.1%	6.4%	5.4%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 78% and 82% of our total net operating revenues before provision for doubtful accounts for the three months ended September 30, 2016 and 2015, respectively, and 78% and 84% for the nine months ended September 30, 2016 and 2015, respectively.

Net operating revenues from our other operations were $1.151 billion and $934 million in the three months ended September 30, 2016 and 2015, respectively, and $3.427 billion and $2.328 billion in the nine months ended September 30, 2016 and 2015, respectively. The increase in net operating revenues from other operations during 2016 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen operations, our health plans and physician practices. Equity earnings of unconsolidated affiliates were $31 million and $28 million for the three months ended September 30, 2016 and 2015, respectively, and $85 million and $48 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in equity earnings of unconsolidated affiliates in the 2016 period compared to the 2015 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the three and nine months ended September 30, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

Tabf Contents

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Selected Operating Expenses	2016	2015	(Decrease)	2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,781	$1,729	3.0%	$5,348	$5,197	2.9%
Supplies	614	605	1.5%	1,872	1,793	4.4%
Other operating expenses	986	863	14.3%	2,897	2,567	12.9%
Total	$3,381	$3,197	5.8%	$10,117	$9,557	5.9%
Ambulatory Care
Salaries, wages and benefits	$144	$106	35.8%	$437	$171	155.6%
Supplies	89	64	39.1%	266	109	144.0%
Other operating expenses	86	67	28.4%	263	118	122.9%
Total	$319	$237	34.6%	$966	$398	142.7%
Conifer
Salaries, wages and benefits	$240	$212	13.2%	$717	$614	16.8%
Other operating expenses	79	73	8.2%	247	211	17.1%
Total	$319	$285	11.9%	$964	$825	16.8%
Rent/lease expense(1)
Hospital Operations and other	$49	$49	—%	$149	$142	4.9%
Ambulatory Care	18	13	38.5%	55	26	111.5%
Conifer	5	4	25.0%	14	11	27.3%
Total	$72	$66	9.1%	$218	$179	21.8%

(1)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments:

•

Hospital Operations and other, which is focused on operating acute care hospitals, ancillary outpatient facilities, freestanding emergency departments, physician practices and health plans (certain of which are classified as held for sale as described in Note 3 to our Condensed Consolidated Financial Statements);

•

Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and short-stay surgical hospitals, as well as Aspen’s hospitals and clinics; and

•	Conifer, which operates revenue cycle management and patient communication and engagement services businesses.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the three and nine months ended September 30, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

Tabf Contents

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Admissions, Patient Days and Surgeries	2016	2015	(Decrease)		2016	2015	(Decrease)
Number of hospitals (at end of period)	67	67	—	(1)	67	67	—	(1)
Total admissions	177,626	176,885	0.4%		539,830	541,167	(0.2)%
Adjusted patient admissions(2)	310,253	305,916	1.4%		935,412	922,603	1.4%
Paying admissions (excludes charity and uninsured)	167,219	167,463	(0.1)%		511,222	513,875	(0.5)%
Charity and uninsured admissions	10,407	9,422	10.5%		28,608	27,292	4.8%
Admissions through emergency department	110,539	110,235	0.3%		341,111	342,302	(0.3)%
Paying admissions as a percentage of total admissions	94.1%	94.7%	(0.6)	%(1)	94.7%	95.0%	(0.3)	%(1)
Charity and uninsured admissions as a percentage of total admissions	5.9%	5.3%	0.6	%(1)	5.3%	5.0%	0.3	%(1)
Emergency department admissions as a percentage of total admissions	62.2%	62.3%	(0.1)	%(1)	63.2%	63.3%	(0.1)	%(1)
Surgeries — inpatient	49,608	49,527	0.2%		147,377	147,113	0.2%
Surgeries — outpatient	62,571	64,985	(3.7)%		192,248	189,886	1.2%
Total surgeries	112,179	114,512	(2.0)%		339,625	336,999	0.8%
Patient days — total	803,553	804,181	(0.1)%		2,471,353	2,482,989	(0.5)%
Adjusted patient days(2)	1,390,214	1,374,619	1.1%		4,241,280	4,187,429	1.3%
Average length of stay (days)	4.52	4.55	(0.7)%		4.58	4.59	(0.2)%
Licensed beds (at end of period)	18,104	18,201	(0.5)%		18,104	18,201	(0.5)%
Average licensed beds	18,131	18,233	(0.6)%		18,138	18,240	(0.6)%
Utilization of licensed beds(3)	48.2%	47.9%	0.3	%(1)	49.9%	49.9%	—	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.
(2)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Outpatient Visits	2016	2015	(Decrease)		2016	2015	(Decrease)
Total visits	1,805,800	1,792,264	0.8%		5,491,057	5,370,525	2.2%
Paying visits (excludes charity and uninsured)	1,676,686	1,659,417	1.0%		5,112,745	4,990,102	2.5%
Charity and uninsured visits	129,114	132,847	(2.8)%		378,312	380,423	(0.6)%
Emergency department visits	628,234	624,871	0.5%		1,939,686	1,894,201	2.4%
Surgery visits	62,571	64,891	(3.6)%		192,247	189,792	1.3%
Paying visits as a percentage of total visits	92.9%	92.6%	0.3	%(1)	93.1%	92.9%	0.2	%(1)
Charity and uninsured visits as a percentage of total visits	7.1%	7.4%	(0.3)	%(1)	6.9%	7.1%	(0.2)	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

Tabf Contents

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
Revenues	2016	2015	(Decrease)	2016	2015	(Decrease)
Net operating revenues	$3,707	$3,515	5.5%	$11,206	$10,571	6.0%
Revenues from charity and the uninsured	$251	$204	23.0%	$684	$647	5.7%
Net inpatient revenues(1)	$2,435	$2,289	6.4%	$7,334	$6,976	5.1%
Net outpatient revenues(1)	$1,333	$1,288	3.5%	$4,007	$3,795	5.6%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $104 million and $70 million for the three months ended September 30, 2016 and 2015, respectively, and $279 million and $248 million for the nine months ended September 30, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $147 million and $134 million for the three months ended September 30, 2016, respectively, and $405 million and $399 million for the nine months ended September 30, 2016 and 2015, respectively.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission,			Increase			Increase
Per Patient Day and Per Visit Basis	2016	2015	(Decrease)	2016	2015	(Decrease)
Net inpatient revenue per admission	$13,709	$12,941	5.9%	$13,586	$12,891	5.4%
Net inpatient revenue per patient day	$3,030	$2,846	6.5%	$2,968	$2,810	5.6%
Net outpatient revenue per visit	$738	$719	2.6%	$730	$707	3.3%
Net patient revenue per adjusted patient admission(1)	$12,145	$11,693	3.9%	$12,124	$11,675	3.8%
Net patient revenue per adjusted patient day(1)	$2,710	$2,602	4.2%	$2,674	$2,572	4.0%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)		2016	2015	(Decrease)
Provision for doubtful accounts	$332	$295	12.5%		$974	$890	9.4%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.2%	7.7%	0.5	%(1)	8.0%	7.8%	0.2	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

Tabf Contents

	Same-Hospital
	Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
Selected Operating Expenses	2016	2015	(Decrease)		2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits as a percentage of net operating revenues	48.0%	49.2%	(1.2)	%(1)	47.7%	49.2%	(1.5)	%(1)
Supplies as a percentage of net operating revenues	16.6%	17.2%	(0.6)	%(1)	16.7%	17.0%	(0.3)	%(1)
Other operating expenses as a percentage of net operating revenues	26.6%	24.6%	2.0	%(1)	25.9%	24.3%	1.6	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

Revenues

Same-hospital net operating revenues increased $192 million, or 5.5%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, improved terms of our managed care contracts and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $146 million, or 6.4%, and same-hospital admissions increased 0.4% in the three months ended September 30, 2016 compared to the same period in 2015. Same-hospital net inpatient revenue per admission increased 5.9%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Same-hospital net outpatient revenues increased $45 million, or 3.5%, and same-hospital outpatient visits increased 0.8% in the three months ended September 30, 2016 compared to the same period in 2015. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 2.6% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the improved terms of our managed care contracts.

Same-hospital net operating revenues increased $635 million, or 6.0%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, higher outpatient volumes, improved terms of our managed care contracts and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $358 million, or 5.1%, while same-hospital admissions decreased 0.2% in the nine months ended September 30, 2016 compared to the same period in 2015. Same-hospital net inpatient revenue per admission increased 5.4%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Same-hospital net outpatient revenues increased $212 million, or 5.6%, and same-hospital outpatient visits increased 2.2% in the nine months ended September 30, 2016 compared to the same period in 2015. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 3.3% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the improved terms of our managed care contracts.

Tabf Contents

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.2% and 7.7% for the three months ended September 30, 2016 and 2015, respectively, and 8.0% and 7.8% for the nine months ended September 30, 2016 and 2015, respectively. The increases in the 2016 periods compared to the 2015 periods were driven by increases in uninsured revenues and volumes. The table below shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$373	$—	$373	$360	$—	$360
Medicaid	81	—	81	70	—	70
Net cost report settlements payable and valuation allowances	(42)	—	(42)	(42)	—	(42)
Managed care	1,848	157	1,691	1,715	126	1,589
Self-pay uninsured	467	420	47	509	436	73
Self-pay balance after insurance	211	143	68	208	142	66
Estimated future recoveries	141	—	141	144	—	144
Other payers	472	218	254	442	166	276
Total Hospital Operations and other	3,551	938	2,613	3,406	870	2,536
Ambulatory Care	214	43	171	182	17	165
Total discontinued operations	2	—	2	3	—	3
	$3,767	$981	$2,786	$3,591	$887	$2,704

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2016, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 26.3%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at September 30, 2016, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.0% at September 30, 2016.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.655 billion and $2.578 billion at September 30, 2016 and December 31, 2015, respectively, excluding cost report settlements payable and valuation allowances of $42 million at both September 30, 2016 and December 31, 2015:

Tabf Contents

	September 30, 2016
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	91%	70%	61%	25%	59%
61-120 days	5%	17%	15%	16%	13%
121-180 days	2%	7%	8%	10%	8%
Over 180 days	2%	6%	16%	49%	20%
Total	100%	100%	100%	100%	100%

	December 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	90%	65%	64%	27%	62%
61-120 days	6%	16%	16%	19%	15%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	13%	13%	43%	16%
Total	100%	100%	100%	100%	100%

At September 30, 2016, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $2.8 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 94% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2016 and December 31, 2015 by aging category for the hospitals currently in the program.

	September 30,	December 31,
	2016	2015
0-60 days	$85	$86
61-120 days	11	14
121-180 days	4	7
Over 180 days	7	18
Total	$107	$125

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 120 basis points to 48.0% in the three months ended September 30, 2016 compared to 49.2% for the same period in 2015. While same-hospital net operating revenues increased 5.5% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, same-hospital salaries, wages and benefits increased by only 3.0% in the three months ended September 30, 2016 compared to the 2015 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees, partially offset by decreased accruals for annual incentive compensation. Salaries, wages and benefits expense for the three months ended September 30, 2016 and 2015 included stock-based compensation expense of $15 million and $16 million, respectively.

Tabf Contents

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 150 basis points to 47.7% in the nine months ended September 30, 2016 compared to 49.2% for the same period in 2015. While same-hospital net operating revenues increased 6.0% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, same-hospital salaries, wages and benefits increased by only 2.9% in the nine months ended September 30, 2016 compared to the 2015 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees and increased employee health benefits costs, partially offset by decreased accruals for annual incentive compensation. Salaries, wages and benefits expense for the nine months ended September 30, 2016 and 2015 included stock-based compensation expense of $44 million and $52 million, respectively.

At September 30, 2016, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts in Florida and are negotiating renewals under extension agreements. In addition, we have one expired contract with a pending union decertification petition filed by employees. We are also negotiating first contracts at four hospitals and one physician practice where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased 60 basis points to 16.6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased 30 basis points to 16.7% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased 200 basis points to 26.6% in the three months ended September 30, 2016 compared to 24.6% for the same period in 2015. The increase in other operating expenses was primarily due to:

•	higher same-hospital malpractice expense of $16 million;

•	higher indigent care taxes of $15 million, which costs were substantially offset by additional net patient revenues;

•	increased costs of $22 million associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues; and

•	increased costs of contracted services of $50 million.

Same-hospital malpractice expense in the 2016 period included a favorable adjustment of approximately $3 million due to a 13 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice

Tabf Contents

liabilities compared to an unfavorable adjustment of approximately $6 million as a result of a 32 basis point decrease in the interest rate in the 2015 period.

Same-hospital other operating expenses as a percentage of net operating revenues increased 160 basis points to 25.9% in the nine months ended September 30, 2016 compared to 24.3% for the same period in 2015. The increase in other operating expenses was primarily due to:

•	additional medical fees of $19 million;

•	higher same-hospital malpractice expense of $31 million;

•	increased costs of $81 million associated with our health plans due to an increase in covered lives, which costs were substantially offset by increased health plan revenues; and

•	increased costs of contracted services of $136 million.

Same-hospital malpractice expense in the 2016 period included an unfavorable adjustment of approximately $15 million due to a 67 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $5 million as a result of a 22 basis point decrease in the interest rate in the 2015 period.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to September 30, 2016.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (114 of 330 facilities at September 30, 2016), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. The joint venture controls 212 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries.

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

Tabf Contents

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

Our Ambulatory Care operating income is driven by the performance of all facilities our USPI joint venture operates and by the joint venture’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 64% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ambulatory Care Results of Operations	2016	2015	2016	2015
Net operating revenues	$448	$329	$1,319	$562
Equity in earnings of unconsolidated affiliates	$28	$30	$79	$36
Salaries, wages and benefits	$144	$106	$437	$171
Supplies	$89	$64	$266	$109
Other operating expenses, net	$86	$67	$263	$118

Our Ambulatory Care net operating revenues increased by $119 million and $757 million, or 36.2% and 134.7%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. The growth in revenues was primarily driven by increases from acquisitions of $113 million and $731 million for the three and nine month periods, respectively.

Salaries, wages and benefits expense increased by $38 million and $266 million, or 35.8% or 155.6%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. The increases were primarily driven by salaries, wages and benefits expense from acquisitions of $34 million and $256 million for the three and nine month periods, respectively.

Supplies expense increased by $25 million and $157 million, or 39.1% and 144.0%, for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively. The increases were primarily driven by supplies expense from acquisitions of $28 million and $159 million for the three and nine month periods, respectively.

Other operating expenses increased by $19 million and $145 million, or 28.4% and 122.9%, for the three and nine months ended September 30, 2016, respectively, compared to three and nine months ended September 30, 2015, respectively. The increases were driven by other operating expenses from acquisitions of $18 million and $139 million for the three and nine month periods, respectively.

Tabf Contents

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

	Three Months Ended	Nine Months Ended
Ambulatory Care Facility Growth	September 30, 2016	September 30, 2016
Net revenues	9.7%	10.9%
Cases	4.0%	6.0%
Net revenue per case	5.5%	4.6%

Joint Ventures with Health System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit health systems. Accordingly, as of September 30, 2016, the majority of facilities in our Ambulatory Care segment are operated in this model.

Nine Months Ended
Ambulatory Care Facilities with Health System Partners	September 30, 2016
Facilities:
With a health system partner	180
Without a health system partner	150
Total facilities operated	330
Change from December 31, 2015
Acquisitions	6
De novo	2
Dispositions/Mergers	(11)
Total decrease in number of facilities operated	(3)

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of $398 million and $347 million during the three months ended September 30, 2016 and 2015, respectively, and $1.169 billion and $1.029 billion during the nine months ended September 30, 2016 and 2015, respectively, a portion of which was eliminated in consolidation as described in Note 16 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $28 million, or 13.2%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $103 million, or 16.8%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, in both cases due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients.

Other operating expenses for Conifer increased $6 million, or 8.2%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $36 million, or 17.1%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, in both cases due to the growth in Conifer’s business primarily attributable to new clients.

Conifer continues to implement revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre-registration, registration, verification of

Tabf Contents

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

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $31 million, consisting of approximately $9 million of employee severance costs, $7 million of restructuring costs, $3 million of contract and lease termination fees, and $12 million in acquisition-related costs, which include $2 million of transaction costs and $10 million of acquisition integration costs.

During the three months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $44 million, consisting of approximately $8 million of employee severance costs, $1 million of restructuring costs, $11 million of contract and lease termination fees, and $24 million in acquisition-related costs, which include $12 million of transaction costs and $12 million in acquisition integration costs.

During the nine months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $81 million, consisting of approximately $2 million to write-down other intangible assets, $26 million of employee severance costs, $9 million of restructuring costs, $4 million of contract and lease termination fees, and $40 million in acquisition-related costs, which include $5 million of transaction costs and $35 million of acquisition integration costs.

During the nine months ended September 30, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $266 million, consisting of a $147 million charge to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of us entering into a definitive agreement for the sale of SLUH, $16 million of employee severance costs, $5 million of restructuring costs, $15 million of contract and lease termination fees, and $83 million in acquisition-related costs, which include $48 million of transaction costs and $35 million in acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2016 and 2015 were $4 million and $50 million, respectively, and $291 million and $67 million, respectively, for the nine months ended September 30, 2016 and 2015. These costs were primarily attributable to significant legal proceedings and governmental investigations described in Note 10 to our Condensed Consolidated Financial Statements.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three and nine months ended September 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $3 million and $151 million, respectively, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $33 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $243 million compared to $248 million for the same period in 2015, and $730 million for the nine months ended September 30, 2016 compared to $664 million for the same period in 2015, in both cases primarily due to increased borrowings related to our recent acquisitions.

Tabf Contents

Income Tax Expense

During the three months ended September 30, 2016, we recorded income tax expense of $10 million in continuing operations on pre-tax income of $89 million, compared to income tax expense of $11 million on pre-tax income of $40 million during the three months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded income tax expense of $61 million in continuing operations on pre-tax income of $219 million, compared to no income tax expense on pre-tax income of $77 million during the nine months ended September 30, 2015. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tax expense at statutory federal rate of 35%	$31	$14	$77	$27
State income taxes, net of federal income tax benefit	3	4	10	11
Tax attributable to noncontrolling interests	(28)	(11)	(75)	(33)
Nondeductible goodwill	—	—	29	—
Nontaxable gains	(1)	—	(18)	—
Nondeductible litigation	4	—	37	—
Change in tax contingency reserves, including interest	(1)	—	(4)	1
Amendment of prior-year tax returns	—	—	—	(17)
Other items	2	4	5	11
	$10	$11	$61	$—

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $88 million for the three months ended September 30, 2016 compared to $57 million for the three months ended September 30, 2015. Net income attributable to noncontrolling interests for the three months ended September 30, 2016 was comprised of $4 million related to our Hospital Operations and other segment, $69 million related to our Ambulatory Care segment and $15 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $15 million was related to the minority interest in our USPI joint venture. The portion related to our Conifer segment is due to Catholic Health Initiatives’ 23.8% ownership interest in our Conifer Health Solutions, LLC subsidiary.

Net income attributable to noncontrolling interests was $266 million for the nine months ended September 30, 2016 compared to $119 million for the nine months ended September 30, 2015. Net income attributable to noncontrolling interests for the nine months ended September 30, 2016 was comprised of $24 million related to our Hospital Operations and other segment, $204 million related to our Ambulatory Care segment and $38 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $52 million was related to the minority interest in our USPI joint venture.

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

Tabf Contents

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

The Company believes the foregoing non-GAAP measures are useful to investors and analysts because they present additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s Board of Directors utilize these non-GAAP measures, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to its peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain of these measures to evaluate management’s performance for the purpose of determining incentive compensation. Additional information regarding the purpose and utility of specific non-GAAP measures used by the Company is set forth below. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to other GAAP and non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies. Because these measures exclude many items that are included in our financial statements, they do not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(8)	$(29)	$(113)	$(43)
Less: Net income attributable to noncontrolling interests	(88)	(57)	(266)	(119)
Net income (loss) from discontinued operations, net of tax	1	(1)	(5)	(1)
Net income from continuing operations	79	29	158	77
Income tax expense	(10)	(11)	(61)	—
Investment earnings (losses)	(1)	1	2	—
Interest expense	(243)	(248)	(730)	(664)
Operating income	333	287	947	741
Litigation and investigation costs	(4)	(50)	(291)	(67)
Gains on sales, consolidation and deconsolidation of facilities	3	—	151	—
Impairment and restructuring charges, and acquisition-related costs	(31)	(44)	(81)	(266)
Depreciation and amortization	(205)	(185)	(632)	(589)
Adjusted EBITDA	$570	$566	$1,800	$1,663

Net operating revenues	$4,849	$4,692	$14,761	$13,608

Net loss from continuing operations as a % of operating revenues	(0.2)%	(0.6)%	(0.8)%	(0.3)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.8%	12.1%	12.2%	12.2%

Tabf Contents

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

At September 30, 2016, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.74x on a consolidated basis. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under the American Recovery and Reinvestment Act of 2009), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $614 million and $566 million in the nine months ended September 30, 2016 and 2015, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2016 will total approximately $850 million to $900 million, including $133 million that was accrued as a liability at December 31, 2015. Our budgeted 2016 capital expenditures include approximately $5 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

Interest payments, net of capitalized interest, were $596 million and $519 million in the nine months ended September 30, 2016 and 2015, respectively.

Income tax payments, net of tax refunds, were approximately $33 million and $6 million in the nine months ended September 30, 2016 and 2015, respectively.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2016 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $649 million of cash and cash equivalents on hand at September 30, 2016 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at September 30, 2016.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Tabf Contents

Net cash provided by operating activities was $851 million in the nine months ended September 30, 2016 compared to $835 million in the nine months ended September 30, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $137 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015;

•	A $25 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Approximately $127 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•	Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively;

•	$23 million more cash used by the change in accounts receivable, net of provision for doubtful accounts, in the 2016 period;

•	Higher interest payments of $77 million;

•	A $19 million decrease in cash used in discontinued operations; and

•	The timing of other working capital items.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash, including by means of the sale of underutilized or inefficient assets.

Capital expenditures were $614 million and $566 million in the nine months ended September 30, 2016 and 2015, respectively.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. On December 4, 2015, we entered into an amendment to our existing senior secured revolving credit facility (as amended, “Credit Agreement”) in order to, among other things, extend the scheduled maturity date of the facility, reduce the rates of certain interest and fees payable under the facility, and remove certain restrictions with respect to the borrowing base eligibility of certain accounts receivable. The Credit Agreement provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. The Credit Agreement has a scheduled maturity date of December 4, 2020. We are in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2016.

Letter of Credit Facility. We have a letter of credit facility that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to

Tabf Contents

increase to up to $200 million). On September 15, 2016, we entered into an amendment to our existing letter of credit facility agreement (as amended, “LC Facility”) in order to, among other things, extend the scheduled maturity date of the LC Facility to March 7, 2021 and reduce certain margins and fees payable under the LC Facility. We are in compliance with all covenants and conditions in our LC Facility. At September 30, 2016, we had approximately $144 million of standby letters of credit outstanding under the LC Facility.

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

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and will continue to cause, us to use our Credit Agreement as a source of liquidity.

We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt and other presently known operating needs. In connection with the resolution of the Clinica de la Mama matters, we funded the forfeiture money judgments, and will fund the civil monetary payment (plus interest and fees), totaling $517 million in the aggregate, through general corporate sources of liquidity, including cash and borrowings under our Credit Agreement.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings or potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with significant legal proceedings and government investigations.

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

Tabf Contents

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the three months ended September 30, 2016 and 2015 include $2 million and $64 million, respectively, of net operating revenues, and $7 million of net operating losses and $6 million of net operating income, respectively, generated from hospitals operated by us under operating lease arrangements (one hospital in the nine months ended September 30, 2016, which was sold effective March 31, 2016, and two hospitals in the nine months ended September 30, 2015). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $235 million of standby letters of credit outstanding and guarantees at September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at September 30, 2016. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$89	$172	$1,149	$1,686	$3,412	$7,331	$13,839	$13,299
Average effective interest rates	5.9%	6.2%	6.5%	5.5%	6.7%	7.1%	6.8%

Variable rate long-term debt	$—	$—	$—	$—	$900	$—	$900	$910
Average effective interest rates	—	—	—	—	3.5%	—%	3.5%

At September 30, 2016, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At September 30, 2016, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

Tabf Contents

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

We have begun our analysis of the systems of disclosure controls and procedures and internal control over financial reporting related to the USPI joint venture and Aspen transactions. We will continue to integrate them within our broader framework of controls and expect to be finalized by December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tabf Contents

PART II.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending and recently resolved legal proceedings, see Note 10 to our Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, except as set forth below:

If we fail to comply with our Non-Prosecution Agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

In September 2016, one of our subsidiaries, Tenet Health System Medical, Inc. (“THSMI”), entered into a Non-Prosecution Agreement (“NPA”) with the Criminal Division, Fraud Section, of the U.S. Department of Justice (“DOJ”) and the U.S. Attorney’s Office for the Northern District of Georgia. The NPA requires, among other things, that we and THSMI (i) fully cooperate with the DOJ in any matters relating to the conduct described in the NPA and other conduct under investigation by the DOJ at any time during the term of the NPA, (ii) retain an independent compliance monitor to assess, oversee and monitor our compliance with the obligations under the NPA, (iii) promptly report any evidence or allegations of actual or potential violations of the federal anti-kickback statute, (iv) maintain our compliance and ethics program throughout our operations, including those of our subsidiaries, affiliates, agents and joint ventures (to the extent that we or THSMI manages or controls such joint ventures), and (v) notify the DOJ and undertake certain other obligations specified in the NPA relative to, among other things, any sale, merger or transfer of all or substantially all of our and THSMI’s respective business operations or the business operations of our or its subsidiaries or affiliates, including an obligation to include in any contract for sale, merger, transfer or other change in corporate form a provision binding the purchaser to retain the commitment of us or THSMI, or any successor-in-interest thereto, to comply with the NPA obligations except as may otherwise be agreed by the parties to the NPA in connection with a particular transaction.

If, during the term of the NPA, we or THSMI fail to cooperate or otherwise fail to fulfill the obligations set forth in the NPA, then we and THSMI could be subject to criminal prosecution, exclusion from participation in federal health care programs, and other substantial costs and penalties. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 10 to our Condensed Consolidated Financial Statements for more information. A copy of the NPA is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 3, 2016.

.

Tabf Contents

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

(10)	Material Contracts

(a)

Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 15, 2016 and filed September 16, 2016)

(b)

Settlement Agreement among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the State of Georgia, the State of South Carolina, the Registrant, Tenet HealthSystem Medical, Inc., Tenet HealthSystem GB, Inc. n/k/a Atlanta Medical Center, Inc., North Fulton Medical Center, Inc., Tenet HealthSystem Spalding, Inc. n/k/a Spalding Regional Medical Center, Inc., and Hilton Head Health System, L.P., and Ralph D. Williams (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 30, 2016 and filed October 3, 2016)

(c)

Non-Prosecution Agreement among Tenet HealthSystem Medical, Inc., the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated September 30, 2016 and filed October 3, 2016)

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

Tabf Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION
(Registrant)

Date: October 31, 2016	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)