Form 10-K
period 2016-12-31
TENET HEALTHCARE CORP
filed 2017-02-27
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $1.9 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on that day. As of January 31, 2017, there were 99,813,435 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.

ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks, primarily in large urban and suburban markets in the United States. At December 31, 2016, we operated 79 hospitals, 20 short-stay surgical hospitals, over 470 outpatient centers, and nine facilities in the United Kingdom through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). In addition, our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other, Ambulatory Care and Conifer. Additional information about our business segments is provided below, and financial and statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

The healthcare industry, in general, and the acute care hospital business, in particular, are experiencing significant regulatory uncertainty based, in large part, on legislative efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of these actions on our future revenues and operations. However, we believe that our ultimate success in increasing our profitability depends in part on our success in executing the strategies discussed in detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report. In general, these strategies are intended to address the following trends shaping the demand for healthcare services: (i) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (ii) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (iii) the industry is migrating to value-based payment models with government and private payers shifting risk to providers; and (iv) consolidation continues across the entire healthcare sector through both traditional acquisition and divestiture activities, as well as joint ventures. Our ability to execute on our strategies and manage these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Over the past several years, and with the aforementioned trends in mind, we have taken a number of steps to better position Tenet to compete more effectively in the ever evolving healthcare environment. We have set competitive prices for our services, made capital and other investments in our facilities and technology, increased our efforts to recruit and retain quality physicians, nurses and other healthcare personnel, and negotiated competitive contracts with managed care and other private payers. In addition, we have expanded our network of outpatient centers, and we have increased the participation of our hospitals in accountable care organizations. We have also entered into joint ventures with other healthcare providers in several of our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum. Moreover, we are continuing our strategy of selling assets in non-core markets, such as our former hospitals and related operations in Georgia and North Carolina, as well as sub-scale businesses, such as our health plans. With respect to Conifer, we have added new clients in the revenue cycle and value-based care businesses and expanded engagements with existing clients.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER SEGMENT

Hospitals, Ancillary Outpatient Facilities and Related Businesses—At December 31, 2016, our subsidiaries operated 79 hospitals, including three academic medical centers, two children’s hospitals, two specialty hospitals and one critical access hospital, serving primarily urban and suburban communities in 12 states. Our subsidiaries had sole ownership of 62 of those hospitals, 14 were owned or leased by entities that are, in turn, jointly owned by a

Tenet subsidiary and a healthcare system partner or group of physicians, and three were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations and other segment also included 177 outpatient centers at December 31, 2016, the majority of which are provider-based diagnostic imaging centers, freestanding urgent care centers, satellite emergency departments and provider-based ambulatory surgery centers. In addition, at December 31, 2016, our subsidiaries owned or leased and operated: a long-term acute care hospital; a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; approximately 650 physician practices; accountable care networks; various health plans, which we intend to divest or wind down in 2017; and other ancillary healthcare businesses.

Our Hospital Operations and other segment generated approximately 86%, 91% and 94% of our consolidated net operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: (1) changes in federal and state healthcare regulations; (2) the business environment, economic conditions and demographics of local communities in which we operate; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) advances in technology and treatments that reduce length of stay; (8) local healthcare competitors; (9) managed care contract negotiations or terminations; (10) the number of patients with high-deductible health insurance plans; (11) any unfavorable publicity about us, or our joint venture partners, that affects our relationships with physicians and patients; and (12) the timing of elective procedures.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have intensive care, critical care and/or coronary care units, physical therapy, and orthopedic, oncology and outpatient services. Many of our hospitals provide tertiary care services, such as open-heart surgery, neonatal intensive care and neurosciences, and some also offer quaternary care in areas such as heart, liver, kidney and bone marrow transplants. Our children’s hospitals provide tertiary and quaternary pediatric services, including bone marrow and kidney transplants, as well as burn services. Moreover, a number of our hospitals offer advanced treatment options for patients, including limb-salvaging vascular procedures, acute level 1 trauma services, comprehensive intravascular stroke care, minimally invasive cardiac valve replacement, cutting edge imaging technology, and telemedicine access for selected medical specialties.

Except as set forth in the table below, each of our hospitals is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs.

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2016:

		Licensed
Hospital	Location	Beds	Status

Alabama
Brookwood Medical Center(1)	Birmingham	607	JV
Citizens Baptist Medical Center(1)	Talladega	122	JV
Princeton Baptist Medical Center(1)	Birmingham	505	JV
Shelby Baptist Medical Center(1)	Alabaster	252	JV
Walker Baptist Medical Center(1)	Jasper	267	JV

Arizona
Abrazo Arizona Heart Hospital(2)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	221	Owned
Abrazo Maryvale Campus	Phoenix	232	Owned
Abrazo Scottsdale Campus	Phoenix	136	Owned
Abrazo West Campus	Goodyear	188	Owned
Holy Cross Hospital(3), (4)	Nogales	25	JV
St. Joseph's Hospital(3)	Tucson	486	JV
St. Mary's Hospital(3)	Tucson	400	JV

		Licensed
Hospital	Location	Beds	Status

California
Desert Regional Medical Center(5)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(6)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	167	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(7)	San Ramon	123	JV
Sierra Vista Regional Medical Center	San Luis Obispo	164	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	493	Owned
Florida Medical Center – a campus of North Shore	Lauderdale Lakes	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	357	Owned
Palm Beach Gardens Medical Center(8)	Palm Beach Gardens	199	Leased
Palmetto General Hospital	Hialeah	368	Owned
St. Mary’s Medical Center	West Palm Beach	464	Owned
West Boca Medical Center	Boca Raton	195	Owned

Illinois
Louis A. Weiss Memorial Hospital	Chicago	236	Owned
MacNeal Hospital	Berwyn	368	Owned
West Suburban Medical Center	Oak Park	234	Owned
Westlake Hospital	Melrose Park	230	Owned

Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	147	Owned
MetroWest Medical Center – Leonard Morse Campus	Natick	152	Owned
Saint Vincent Hospital	Worcester	283	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(2)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

		Licensed
Hospital	Location	Beds	Status

Missouri
Des Peres Hospital	St. Louis	143	Owned

Pennsylvania
Hahnemann University Hospital	Philadelphia	496	Owned
St. Christopher’s Hospital for Children	Philadelphia	189	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
Baylor Scott & White Medical Center – Centennial(9), (10)	Frisco	—	JV
Baylor Scott & White Medical Center – Lake Pointe(10), (11)	Rowlett	—	JV
Baylor Scott & White Medical Center – Sunnyvale(10), (12)	Sunnyvale	—	JV
Baylor Scott & White Medical Center – White Rock(10), (13)	Dallas	—	JV
Cypress Fairbanks Medical Center	Houston	181	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	329	Owned
Houston Northwest Medical Center(14)	Houston	423	JV
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	153	Owned
North Central Baptist Hospital	San Antonio	429	Owned
Northeast Baptist Hospital	San Antonio	371	Owned
Park Plaza Hospital	Houston	444	Owned
Resolute Health	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	282	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	280	Owned

Total Licensed Beds		20,354

(1)

Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not-for-profit healthcare system in Alabama; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2016, and BHS owned a 40% interest.

(2)	Specialty hospital.
(3)

Owned by a limited liability company formed as part of a joint venture with Dignity Health and Ascension Arizona, each of which is a not-for-profit healthcare system; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2016, Dignity Health owned a 22.5% interest and Ascension Arizona owned a 17.5% interest.

(4)

Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital. Although it has not sought to be accredited, the hospital participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation.

(5)	Lease expires in May 2027.
(6)	Lease expires in July 2045.
(7)

Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not-for-profit healthcare system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2016, and JMH owned a 49% interest.

(8)	Facility was leased at December 31, 2016; however, we exercised our purchase option under the lease in February 2016 and subsequently purchased the property in February 2017.
(9)

Managed by a Tenet subsidiary and owned by a limited partnership that is owned by a limited liability partnership (the “JV LLP”) formed as part of a joint venture with Baylor Scott & White Health (“BSW”), a not-for-profit healthcare system; at December 31, 2016, a Tenet subsidiary owned a 25% interest in the JV LLP, and BSW owned a 75% interest.

(10)

Although we manage the operations of this hospital, we have not included its licensed beds in the table because the statistical information associated with the hospital is not presented on a consolidated basis with our other facilities.

(11)

Managed by a Tenet subsidiary and owned by a limited liability company in which the JV LLP (in which we own a 25% interest, as set forth in footnote (9) above) indirectly owned a 94.67% interest at December 31, 2016. As a result, our ownership interest in this facility is approximately 23.67%.

(12)

Managed by a Tenet subsidiary and operated by a limited liability company in which the JV LLP (in which we own a 25% interest, as set forth in footnote (9) above) indirectly owned a 60.18% interest at December 31, 2016. As a result, our ownership interest in this facility is approximately 15%.

(13)	Managed by a Tenet subsidiary and owned by the JV LLP (in which we own a 25% interest, as set forth in footnote (9) above).
(14)	Owned by a limited liability company in which a Tenet subsidiary owned an 87.8% interest at December 31, 2016 and is the managing member.

Information regarding the utilization of licensed beds and other operating statistics at December 31, 2016, 2015 and 2014 can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

At December 31, 2016, our Hospital Operations and other segment also included 66 diagnostic imaging centers, 15 satellite emergency departments, 10 ambulatory surgery centers and six urgent care centers operated as departments of our hospitals and under the same license, as well as 80 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of eight diagnostic imaging centers, seven emergency hospitals (also known as microhospitals),  four ambulatory surgery centers and 61 urgent care centers, the majority of which are managed by our USPI joint venture and operated under our national MedPost brand.  Over half of the outpatient centers in our Hospital Operations and other segment at December 31, 2016 were in California, Florida and Texas, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Accountable Care Networks—We own, control or operate 18 accountable care networks – in Alabama, Arizona, California, Florida, Illinois, Michigan, Missouri, Pennsylvania and Texas – and participate in four additional accountable care networks with other healthcare providers for select markets in Arizona, California, Massachusetts and Texas. An accountable care organization (“ACO”) is a network of providers and suppliers that work together to invest in infrastructure and to redesign delivery processes in an effort to achieve high quality and efficient delivery of services. Because they promote accountability and coordination of care, ACOs are intended to produce savings as a result of improved quality and operational efficiencies. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. These networks operate using a range of payment and delivery models.

Health Plans—We recently announced our intention to sell or otherwise wind down our health plan businesses by the end of 2017 because they are not a core part of our long-term strategy and are sub-scale. Our health plans remain subject to numerous federal and state statutes and regulations related to their business operations, and each health plan continues to be licensed by one or more agencies in the states in which they conduct business. In addition, insurance regulators in several of the states in which we currently operate have required us to establish cash reserves in connection with certain of our health plans.

AMBULATORY CARE SEGMENT

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine European Surgical Partners Limited (“Aspen”) facilities in the United Kingdom. The operations of our Ambulatory Care segment generated approximately 9% of our consolidated net operating revenues for the year ended December 31, 2016. At December 31, 2016, we had a 56.3% ownership interest in the USPI joint venture, while Welsh, Carson, Anderson & Stowe (“Welsh Carson”), a private equity firm that specializes in healthcare investments, owned approximately 41% through two subsidiaries, and Baylor University Medical Center (“Baylor”) owned approximately 3%. In January 2017, the subsidiaries of Welsh Carson delivered a put notice to us for the minimum number of shares (representing a 6.25% ownership interest in our USPI joint venture) that they are required to put to us in 2017 according to our put/call agreement. We expect that the closing of the put transaction will occur in the three months ending June 30, 2017 in accordance with the terms of the put/call agreement.  We are currently evaluating the additional call options available to us pursuant to the put/call agreement. Also in January 2017, Baylor exercised its option to purchase an additional 1.99%

of the total outstanding shares of the USPI joint venture from the subsidiaries of Welsh Carson. The closing of that transaction will occur following receipt of necessary regulatory approvals.

Our USPI Joint Venture’s Business—Our USPI joint venture acquires and develops its facilities primarily through the formation of joint ventures with physicians and healthcare systems. Subsidiaries of the USPI joint venture hold ownership interests in the facilities directly or indirectly and operate the facilities on a day-to-day basis through management services contracts. We believe that this acquisition and development strategy and operating model will enable our USPI joint venture to continue to grow because of various industry trends we have seen emerge in recent years, namely that: (1) consumers are increasingly selecting services and providers based on cost and convenience, as well as quality; (2) more procedures are shifting from inpatient to outpatient settings; (3) payer reimbursements have become more closely tied to performance on quality and service metrics; and (4) healthcare providers are entering into joint ventures to maximize effectiveness, reduce costs and build clinically integrated networks.

The surgical facilities in our USPI joint venture primarily specialize in non-emergency cases and are licensed as ambulatory surgery centers, specialty hospitals or hospitals. We believe surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability and convenience. Medical emergencies at acute care hospitals often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Outpatient facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. In addition, many physicians choose to perform surgery in outpatient facilities because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

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

We operate our USPI joint venture’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high-quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year. Our joint ventures also enable healthcare systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

At December 31, 2016, our USPI joint venture had interests in 239 ambulatory surgery centers, 34 urgent care centers operated under the CareSpot brand, 21 imaging centers and 20 short-stay surgical hospitals in 27 states. Of these 314 facilities, 177 are jointly owned with healthcare systems. As further described in Note 1 to our Consolidated

Financial Statements, we do not consolidate the financial results of 108 of the facilities in which our USPI joint venture has an ownership interest, meaning that while we record a share of their net profit within our operating income as equity in earnings of unconsolidated affiliates, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements. Additional financial and other information about our Ambulatory Care operating segment can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

Aspen’s Business—Aspen Healthcare’s four acute care hospitals, one cancer center and four outpatient facilities offer patients in the United Kingdom a complete range of private healthcare and clinical services, including inpatient care, outpatient and minimally invasive treatment and surgery, and diagnostic imaging. As with our USPI joint venture, a number of Aspen’s facilities are owned jointly with physicians and other health provider organizations.

CONIFER SEGMENT

Our Conifer subsidiary provides a number of services primarily to healthcare providers to assist them in generating improvements in their operating margins, while also enhancing patient, physician and employee satisfaction. The operations of our Conifer segment generated approximately 5% of our consolidated net operating revenues for the year ended December 31, 2016.

Revenue Cycle Management—Conifer provides accounts receivable management, health information management, revenue integrity services and patient financial services, including:

•	centralized insurance and benefit verification, financial clearance, pre-certification, registration and check‑in services;

•	financial counseling services, including reviews of eligibility for government healthcare programs, for both insured and uninsured patients;

•	productivity and quality improvement programs, revenue cycle assessments and optimization recommendations, and accreditation preparedness services;

•	coding and compliance support, billing assistance, auditing, training and data management services at every step in the revenue cycle process;

•	third-party billing and collections; and

•	ongoing measurement and monitoring of key revenue cycle metrics.

These revenue cycle management solutions assist hospitals, physician practices and other healthcare organizations in improving cash flow, revenue, and physician and patient satisfaction.

Patient Communications and Engagement Services—Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24-hour, multilingual support for (1) physician referrals, calls regarding maternity services and other patient inquiries, (2) community education and outreach, (3) scheduling and appointment reminders, and (4) employee recruitment. Conifer also coordinates and implements mail-based marketing programs to keep patients informed of screenings, seminars and other events and services. In addition, Conifer provides clinical admission reviews that are intended to provide evidence-based support for physician decisions on patient status and reduce staffing costs.

Management Services—Conifer also supports value-based performance through clinical integration, financial risk management and population health management, all of which assist hospitals, physicians, ACOs, health plans, self-insured employers and government agencies in improving the cost and quality of healthcare delivery, as well as patient outcomes. Conifer helps clients build clinically integrated networks that provide predictive analytics and quality measures across the care continuum. In addition, Conifer assists clients in improving both the cost and quality of care by aligning and managing financial incentives among healthcare stakeholders through risk modeling and management of various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management support for patients with chronic diseases by identifying high-risk patients and monitoring clinical outcomes.

Customers—At December 31, 2016, Conifer provided one or more of the business process services described above from 20 service centers to more than 800 Tenet and non-Tenet hospital and other clients in over 40 states. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. Prior to the expiration of these contracts in December 2018, we will undertake a new fair market value analysis with respect to the pricing of these services and use that analysis in our negotiation of renewal contracts. As a result, it is possible that the pricing under the renegotiated agreements may be different from the current agreements. In addition, Conifer has an agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 90 CHI hospitals through 2032. As further described in Note 15 to our Consolidated Financial Statements, CHI has a 23.8% ownership position in Conifer’s principal operating subsidiary, Conifer Health Solutions, LLC.

For the year ended December 31, 2016, approximately 41% of Conifer’s  net operating revenues were attributable to its relationship with Tenet and approximately 35% were attributable to its relationship with CHI. The loss of CHI’s business  would have a material adverse impact on our Conifer segment, although not on Tenet as a whole. Additional financial and other information about our Conifer operating segment can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting as new clients hospitals and other healthcare providers who currently handle their revenue cycle management processes internally; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital corporate development activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; (4) leveraging data from tens of millions of patient interactions to capture new opportunities and service the value-based care environment to drive competitive differentiation; and (5) developing services for our Ambulatory Care segment, leveraging our USPI joint venture’s capabilities. However, there can be no assurance that Conifer will be successful in generating new client relationships, particularly with respect to hospitals we or Conifer’s other customers sell, as the respective buyers may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2016 are set forth in the table beginning on page 2. We lease the majority of our outpatient facilities in both our Hospital Operations and other segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, copyright and trade secret laws, as well as contractual terms and conditions, to protect our rights in our intellectual property assets. However, third parties may develop intellectual property that is similar or superior to ours. We also license third-party software, other technology and certain trademarks through agreements that impose specific restrictions on our ability to use the licensed items, such as prohibiting reverse engineering and limiting the use of copies with respect to licensed software. We control access to and use of our software and other technology through a combination of internal and external controls. Although we do not believe the intellectual property we utilize infringes any intellectual property right held by a third party, we could be prevented from utilizing such property and could be subject to significant damage awards if our use is found to do so.

PHYSICIANS AND EMPLOYEES

Physicians—Our operations depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self-governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our hospitals also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our hospitals or admit their patients to competing facilities at any time. At December 31, 2016, we owned approximately 650 physician practices, and we employed (where permitted by state law) or otherwise affiliated with nearly 2,000 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers. It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Moreover, our ability to recruit and employ physicians is closely regulated.

Employees—At December 31, 2016, we employed over 130,000 people (of which 23% were part-time employees) in our three business segments, as follows:

Hospital Operations and other(1)	98,500
Ambulatory Care	17,540
Conifer	15,570
Total	131,610

(1)	Includes approximately 1,000 employees supporting the consolidated operations of our business.

We are subject to federal minimum wage and hour laws and various state labor laws, and maintain a number of different employee benefit plans.

In addition to physicians, the operations of our facilities are dependent on the efforts, abilities and experience of our facilities management and medical support employees, including nurses, therapists, pharmacists and lab technicians. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the day-to-day operations of our facilities. In some markets, there is a limited availability of experienced medical support personnel, which drives up the local wages and benefits required to recruit and retain employees. In particular, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas. Moreover, we hire many newly licensed nurses in addition to experienced nurses, which requires us to invest in their training.

Union Activity and Labor Relations—At December 31, 2016, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts covering approximately 8% of our unionized employees and are negotiating renewals under extension agreements. We are also negotiating first contracts at three hospitals and one physician practice covering approximately 5% of our unionized employees where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

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

COMPETITION

HEALTHCARE SERVICES

Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, competing facilities (1) may offer a broader array of services to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, (4) may be more centrally located with better parking or closer proximity to public transportation or (5) may be able to negotiate more favorable reimbursement rates that they may use to strengthen their competitive position. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets.

We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high-margin services and for quality physicians and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. Health maintenance organizations (“HMOs”),  preferred provider organizations (“PPOs”), third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures.

In addition, the competitive position of hospitals and outpatient facilities is dependent in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of the hospitals and who affiliate with and use outpatient facilities as an extension of their practices. Members of the medical staffs of our hospitals also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our hospitals or admit their patients to competing facilities at any time.

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

Our strategies are designed to help our hospitals and outpatient facilities remain competitive. We believe targeted capital spending on critical growth opportunities, emphasis on higher-demand clinical service lines (including outpatient lines) and improved quality metrics at our hospitals will improve our patient volumes. Furthermore, we have significantly expanded our outpatient business, and we have increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and lower costs for payers. We have also sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks.

We have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital, and the quality of the hospital’s facilities, equipment and employees. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in shorter lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes.

Moreover, in several markets, we have formed clinically integrated organizations, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model. However, we do face competition from other healthcare systems that are implementing similar physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models.

REVENUE CYCLE MANAGEMENT SOLUTIONS

Our Conifer subsidiary faces competition from existing participants and new entrants to the revenue cycle management market, some of which may have significantly greater capital resources than Conifer. In addition, the internal revenue cycle management staff of hospitals and other healthcare providers, who have historically performed many of the functions addressed by our services, in effect compete with us. Moreover, providers who have previously made investments in internally developed solutions may choose to continue to rely on their own resources. We also currently compete with several categories of external participants in the revenue cycle market, most of which focus on small components of the hospital revenue cycle, including:

•	software vendors and other technology-supported revenue cycle management business process outsourcing companies;

•	traditional consultants, either specialized healthcare consulting firms or healthcare divisions of large accounting firms; and

•	large, non-healthcare focused business process and information technology outsourcing firms.

We believe that competition for the revenue cycle management and other services Conifer provides is based primarily on: (1) knowledge and understanding of the complex public and private healthcare payment and reimbursement systems; (2) a track record of delivering revenue improvements and efficiency gains for hospitals and other healthcare providers; (3) the ability to deliver solutions that are fully integrated along each step of the revenue cycle; (4) cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation; (5) reliability, simplicity and flexibility of the technology platform; (6) understanding of the healthcare industry’s regulatory environment; and (7) financial resources to maintain current technology and other infrastructure.

Conifer has pursued a program to attract additional clients and diversify its client base. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

HEALTHCARE REGULATION AND LICENSING

HEALTHCARE REFORM

The Affordable Care Act extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the ACA includes measures designed to promote quality and cost efficiency in healthcare delivery and to generate budgetary savings in the Medicare and Medicaid programs. In addition, the ACA contains provisions intended to strengthen fraud and abuse enforcement.

As further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report, the expansion of health insurance coverage under the ACA resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of both our patient volumes and, as result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

In January 2017, some members of Congress began renewed efforts to modify, repeal or otherwise invalidate all or significant portions of the ACA. In addition, the President issued an executive order on January 20, 2017 declaring that the official policy of his administration will be to seek the prompt repeal of the ACA and directing the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law while the ACA remains in effect. The White House also sent a memorandum to federal agencies directing them to freeze any new or pending regulations.

We cannot predict if or when modification or repeal of the ACA will take effect or what action, if any, Congress might take with respect to replacing the law. We are also unable to predict the impact of legislative and regulatory changes on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we will experience decreased volumes, reduced revenues, an increase in uncompensated care and a  higher level of bad debt expense, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in the growth of Medicare spending and reductions in Medicare disproportionate share hospital (“DSH”) payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions previously scheduled to take effect under the ACA in federal fiscal year (“FFY”) 2018) are made.

ANTI-KICKBACK AND SELF-REFERRAL REGULATIONS

Anti-Kickback Statute—Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”) prohibit certain business practices and relationships that might affect the provision and cost of healthcare services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Specifically, the law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. In addition to addressing other matters, as discussed below, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also amended Title XI (42 U.S.C. Section 1301 et seq.) to broaden the scope of fraud and abuse laws to include all health plans, whether or not payments under such health plans are made pursuant to a federal program. Moreover, the Affordable Care Act, which remains law at this time, amended the Anti-kickback Statute to provide that intent to violate the Anti-kickback Statute is not required; rather, intent to violate the law generally is all that is required.

Sanctions for violating the Anti-kickback Statute include criminal and civil penalties, as well as fines and mandatory exclusion from government programs, such as Medicare and Medicaid. In addition, submission of a claim for services or items generated in violation of the Anti-kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (“FCA”). Furthermore, it is a violation of the federal Civil Monetary Penalties Law to offer or transfer anything of value to Medicare or Medicaid beneficiaries that is likely to influence their decision to obtain covered goods or services from one provider or service over another. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

The federal government has also issued regulations that describe some of the conduct and business relationships that are permissible under the Anti-kickback Statute. These regulations are often referred to as the “Safe Harbor” regulations. Currently, there are safe harbors for various activities, including the following: investment interests; space rental; equipment rental; practitioner recruitment; personal services and management contracts; sales of practices; referral services; warranties; discounts; employees; group purchasing organizations; waivers of beneficiary coinsurance and deductible amounts; managed care arrangements; obstetrical malpractice insurance subsidies; investments in group practices; ambulatory surgery centers; referral agreements for specialty services; cost-sharing waivers for pharmacies and emergency ambulance services; and local transportation. The fact that certain conduct or a given business arrangement does not meet a Safe Harbor does not necessarily render the conduct or business arrangement illegal under the Anti-kickback Statute. Rather, such conduct and business arrangements may be subject to increased scrutiny by government enforcement authorities and should be reviewed on a case-by-case basis.

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

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the ACA’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements is still subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. Physician-owned hospitals are also currently subject to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Implications of Fraud and Abuse Laws—At December 31, 2016, three of our hospitals in our Hospital Operations and other segment, and the majority of the facilities that operate as hospitals in our Ambulatory Care segment, are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals. Furthermore, the majority of ambulatory surgery centers in our Ambulatory Care segment, which are owned by joint ventures with physicians or healthcare systems, are subject to the Anti-kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non-physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions.

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti‑kickback Statute, the Stark law, billing requirements, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. For example, we cannot predict whether physicians may ultimately be restricted from holding ownership interests in hospitals or whether the exception relating to services provided by ambulatory surgery centers could be eliminated. We are continuing to enter into new financial arrangements with physicians and other providers in a manner we believe complies in all material respects with applicable anti-kickback and anti-fraud and abuse laws. However, governmental officials responsible for enforcing these laws may nevertheless assert that we are in violation of these provisions. In addition, these statutes or regulations may be interpreted and enforced by the courts in a manner that is not consistent with our interpretation. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that our USPI joint venture or its subsidiaries has violated any of these laws could give certain of our healthcare system partners a right to terminate their relationships with us; and any similar determination with respect to Conifer or any of its subsidiaries could give Conifer’s customers the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon our USPI joint venture’s healthcare system partners or Conifer’s customers could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

Retention of Independent Compliance Monitor—As previously disclosed, in September 2016, one of our subsidiaries, Tenet HealthSystem Medical, Inc. (“THSMI”), entered into a Non-Prosecution Agreement (“NPA”) with the Criminal Division, Fraud Section, of the U.S. Department of Justice (“DOJ”) and the U.S. Attorney’s Office for the Northern District of Georgia (together, the “Offices”). The NPA requires, among other things, (i) THSMI and the Company to fully cooperate with the Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, and (ii) the Company to retain an independent compliance monitor to assess, oversee and monitor its compliance with the obligations under the NPA. On February 1, 2017, the Company retained two independent co-monitors (the “Monitor”), who are partners in a national law firm.

The NPA is scheduled to expire on February 1, 2020 (three years from the date on which the Monitor was retained). However, in the event the Offices determine, in their sole discretion, that the Company, or any of its subsidiaries or affiliates, has knowingly violated any provision of the NPA, the NPA could be extended by the Offices, in their sole discretion, for up to one year, without prejudice to the Offices’ other rights under the NPA. Conversely, in the event the Offices find, in their sole discretion, that there exists a change in circumstances sufficient to eliminate the need for a monitor, or that the other provisions of the NPA have been satisfied, the oversight of the Monitor or the NPA itself may be terminated early.

The Monitor’s primary responsibility is to assess, oversee and monitor the Company’s compliance with its obligations under the NPA, so as to specifically address and reduce the risk of any recurrence of violations of the Anti-kickback Statute and Stark law (collectively, “Misconduct”) by any entity the Company owns, in whole or in part. In doing so, the Monitor will review and monitor the effectiveness of the Company’s compliance with the Anti-kickback Statute and the Stark law, as well as respective implementing regulations, advisories and advisory opinions promulgated thereunder, and make such recommendations as the Monitor believes are necessary to comply with the NPA. With respect to all entities in which the Company  or one of its affiliates owns a direct or indirect equity interest of 50% or less and does not manage or control the day-to-day operations, the Monitor’s access to such entities shall be co-extensive with the Company’s access or control and for the purpose of reviewing the conduct. During its term, the Monitor will review and provide recommendations for improving compliance with the Anti-kickback Statute and Stark law, as well as the design, implementation and enforcement of the Company’s compliance and ethics programs for the purpose of preventing future criminal and ethical violations by the Company and its subsidiaries, including, but not limited to, violations related to the conduct giving rise to the NPA and the Criminal Information filed in connection with the NPA. For additional information regarding the duties and authorities of the Monitor, reference is made to the Company’s Current Report on Form 8-K filed on October 3, 2016.

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

To receive reimbursement from CMS for electronic claims, healthcare providers and health plans must use HIPAA’s electronic data transmission (transaction and code set) standards when transmitting certain healthcare information electronically. Effective October 1, 2015, CMS changed the formats used for certain electronic transactions and began requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets required significant modifications to our payment systems and processes, the costs of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial condition, results of operations or revenues. Furthermore, our electronic data transmissions are compliant with current HHS standards for additional electronic transactions and with HHS’ operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

In 2009, HIPAA was amended by the Health Information Technology for Economic and Clinical Health (“HITECH”) Act to impose certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increase the monetary penalties for violations of HIPAA. Regulations that took effect in late 2009 also require business associates such as Conifer to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased. A knowing breach of the HIPAA privacy and security requirements made applicable to business associates by the HITECH Act could expose Conifer to criminal liability (as well as contractual liability to the associated covered entity), and a breach of safeguards and processes that is not due to reasonable cause or involves willful neglect could expose Conifer to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

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

Healthcare providers are also subject to qui tam or “whistleblower” lawsuits under the federal False Claims Act, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or healthcare provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. It is a violation of the FCA to knowingly fail to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies.

As previously disclosed, in September 2016, the Company and certain of its subsidiaries, including THSMI, Atlanta Medical Center, Inc. (“AMCI”) and North Fulton Medical Center, Inc. (“NFMCI”), executed agreements with the DOJ and others to resolve a civil qui tam action and criminal investigation. In accordance with the terms of the resolution agreements, AMCI and NFMCI pled guilty before the U.S. District Court for the Northern District of Georgia to conspiring to violate the Anti-kickback Statute and defraud the United States. In addition, in accordance with the resolution agreements, AMCI and NFMCI paid forfeiture money judgments in the total amount of approximately $146 million to the United States, and the Company paid approximately $372 million to resolve the civil qui tam litigation. If we are alleged or found to have violated the terms of the NPA described above or federal healthcare laws, rules or regulations in the future, our business, financial condition, results of operations or cash flows could be materially adversely affected. We may be required to defend qui tam actions in the future, and we are unable to predict the impact of such actions on our business, financial condition, results of operations or cash flows.

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

UTILIZATION REVIEW COMPLIANCE AND HOSPITAL GOVERNANCE

In addition to certain statutory coverage limits and exclusions, federal regulations, specifically the Medicare Conditions of Participation, generally require healthcare providers, including hospitals that furnish or order healthcare services that may be paid for under the Medicare program or state healthcare programs, to ensure that claims for reimbursement are for services or items that are (1) provided economically and only when, and to the extent, they are medically reasonable and necessary, (2) of a quality that meets professionally recognized standards of healthcare, and (3) supported by appropriate evidence of medical necessity and quality. The Social Security Act established the Utilization and Quality Control Peer Review Organization program, now known as the Quality Improvement Organization (“QIO”) program, to promote the effectiveness, efficiency, economy and quality of services delivered to Medicare beneficiaries and to ensure that those services are reasonable and necessary. CMS administers the program through a network of QIOs that work with consumers, physicians, hospitals and other caregivers to refine care delivery systems to ensure patients receive the appropriate care at the appropriate time, particularly among underserved populations. The QIO program also safeguards the integrity of the Medicare trust fund by reviewing Medicare patient admissions, treatments and discharges, and ensuring payment is made only for medically necessary services, and investigates beneficiary complaints about quality of care. The QIOs have the authority to deny payment for services provided and recommend to HHS that a provider that is in substantial noncompliance with certain standards be excluded from participating in the Medicare program.

There has been increased scrutiny from outside auditors, government enforcement agencies and others, as well as an increased risk of government investigations and qui tam lawsuits, related to hospitals’ Medicare observation rates and inpatient admission decisions. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In addition, CMS has established a concept referred to as the “two-midnight rule” to guide practitioners admitting patients and contractors on when it is appropriate to admit individuals as hospital inpatients. Under the two-midnight rule, full implementation and enforcement of which began on January 1, 2016, CMS has indicated that a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights; if not, the patient generally should be treated as an outpatient, unless an exception applies. In our affiliated hospitals, we conduct reviews of Medicare inpatient stays of less than two midnights to determine whether a patient qualifies for inpatient admission. We do not believe enforcement of the two-midnight rule will have a material impact on inpatient admission rates at our hospitals.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate hospitals in eight states that require a form of state approval under certificate of need programs applicable to those hospitals. Approximately 49% of our licensed hospital beds are located in these states (namely, Alabama, Florida, Illinois, Massachusetts, Michigan, Missouri, South Carolina and Tennessee). The certificate of need programs in most of these states, along with several others, also apply to ambulatory surgery centers.

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

ENVIRONMENTAL MATTERS

Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with statutes and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2016.

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

REGULATIONS AFFECTING CONIFER’S OPERATIONS

As described below, Conifer and certain of its subsidiaries are subject to statutes and regulations regarding their consumer finance, debt collection and credit reporting activities.

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

Conifer and its subsidiaries are also subject to regulation by the Federal Trade Commission and the U.S. Consumer Financial Protection Bureau (“CFPB”). Both the FTC and the CFPB have the authority to investigate consumer complaints relating to a variety of consumer protection laws, including the FDCPA, FCRA and FACTA, and to initiate enforcement actions, including actions to seek restitution and monetary penalties from, or to require changes in business practices of, regulated entities. State officials typically have authority to enforce corresponding state laws. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

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

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our multi-faceted, values-based ethics and compliance program, which is designed to (1) help staff in our corporate, USPI joint venture and Conifer offices, hospitals, outpatient centers, health plan offices and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice, and (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct. The ethics and compliance department operates with independence — it has its own operating budget; it has the authority to hire outside counsel, access any Tenet document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

Program Charter—Our Quality, Compliance and Ethics Program Charter is the governing document for our ethics and compliance program. Our adherence to the charter is intended to:

•	support and maintain our present and future responsibilities with regard to participation in federal healthcare programs; and

•

further our goals of operating an organization that (1) fosters and maintains the highest ethical standards among all employees, officers and directors, physicians practicing at Tenet facilities and contractors that furnish healthcare items or services, (2) values compliance with all state and federal statutes and regulations as a foundation of its corporate philosophy, and (3) aligns its behaviors and decisions with Tenet’s core values of quality, integrity, service, innovation and transparency.

The primary focus of our quality, compliance and ethics program is compliance with the requirements of Medicare, Medicaid and other federally funded healthcare programs. Pursuant to the terms of the charter, our ethics and compliance department is responsible for, among other things, the following activities: (1) ensuring, in collaboration with Tenet’s law department, facilitation of the Monitor’s activities and compliance with the provisions of the NPA and related Tenet policies; (2) assessing, critiquing, and (as appropriate) drafting and distributing company policies and procedures; (3) developing, providing, and tracking ethics and compliance training and other training programs, including job-specific training to those who work in clinical quality, coding, billing, cost reporting and referral source arrangements, in collaboration with the respective department responsible for oversight of each of these areas; (4) creating and disseminating the Company’s Standards of Conduct and obtaining certifications of adherence to the Standards of Conduct as a condition of employment; (5) maintaining and promoting Tenet’s Ethics Action Line, a 24-hour, toll-free hotline that allows for confidential reporting of issues on an anonymous basis and emphasizes the Company’s no-retaliation policy; and (6) responding to and ensuring resolution of all compliance-related issues that arise from the Ethics Action Line and compliance reports received from facilities and compliance officers (utilizing any compliance reporting software that the Company may employ for this purpose) or any other source that results in a report to the ethics and compliance department.

Standards of Conduct—All of our employees, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Standards of Conduct to advance our mission that our business be conducted in a legal and ethical manner. The members of our board of directors and many of our contractors are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable statutes and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

As part of the program, we provide training sessions at least annually to every employee, as well as our board of directors and certain physicians and contractors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct or our policies, and are encouraged to contact our Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

Non-Prosecution Agreement—As previously disclosed, in September 2016, our THSMI subsidiary entered into a Non-Prosecution Agreement with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia. The NPA requires, among other things, that we and THSMI (i) fully cooperate with the

Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, (ii) retain an independent compliance monitor to assess, oversee and monitor our compliance with the obligations under the NPA, (iii) promptly report any evidence or allegations of actual or potential violations of the Anti-kickback Statute, (iv) maintain our compliance and ethics program throughout our operations, including those of our subsidiaries, affiliates, agents and joint ventures (to the extent that we manage or control or THSMI manages or controls such joint ventures), and (v) notify the DOJ and undertake certain other obligations specified in the NPA relative to, among other things, any sale, merger or transfer of all or substantially all of our and THSMI’s respective business operations or the business operations of our or its subsidiaries or affiliates, including an obligation to include in any contract for sale, merger, transfer or other change in corporate form a provision binding the purchaser to retain the commitment of us or THSMI, or any successor-in-interest thereto, to comply with the NPA obligations except as may otherwise be agreed by the parties to the NPA in connection with a particular transaction. The powers, duties and responsibilities of the independent compliance monitor are broadly defined.

The NPA is scheduled to expire on February 1, 2020 (three years from the date on which the Monitor was retained), but it may be extended or terminated early as described herein and in the NPA. If, during the term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal health care programs, and other substantial costs and penalties. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

EXECUTIVE OFFICERS

Information about our executive officers, as of February 27, 2017, is as follows:

Name	Position	Age
Trevor Fetter	Chairman, President and Chief Executive Officer	57
Daniel J. Cancelmi	Chief Financial Officer	54
Keith B. Pitts	Vice Chairman	59
J. Eric Evans	President of Hospital Operations	39
Audrey T. Andrews	Senior Vice President and General Counsel	50

Mr. Fetter was named Tenet’s president in November 2002; he was appointed chief executive officer in September 2003 and chairman in May 2015. From March 2000 to November 2002, Mr. Fetter was chairman and chief executive officer of Broadlane, Inc. From October 1995 to February 2000, he served in several senior management positions at Tenet, including chief financial officer. Mr. Fetter began his career with Merrill Lynch Capital Markets, where he concentrated on corporate finance and advisory services for the entertainment and healthcare industries. In 1988, he joined Metro-Goldwyn-Mayer, Inc., where he had a broad range of corporate and operating responsibilities, rising to executive vice president and chief financial officer. Mr. Fetter holds a bachelor’s degree in economics from Stanford University and an M.B.A. from Harvard Business School. He is a member of the board of directors of one other public company, The Hartford Financial Services Group, Inc. Mr. Fetter also serves on the board of directors of the Federation of American Hospitals, the board of Dean’s Advisors of the Harvard Business School, the Smithsonian National board and the Dallas Citizens Council board.

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

Mr. Evans was appointed Tenet’s president of hospital operations in March 2016. He previously served as chief executive officer of our Texas Region from April 2015 and as market chief executive officer of The Hospitals of Providence (formerly known as the Sierra Providence Health Network) in El Paso from September 2012. Mr. Evans was the chief executive officer of the Dallas-area Lake Pointe Health Network from September 2010, where he previously held the positions of chief operating officer and director of business development after he joined Tenet in August 2004 as part of our MBA Leadership Development Program. He also served as vice president in Tenet’s executive office and chief of staff from June 2009 to September 2010. Earlier in his career, Mr. Evans was an industrial engineer and a material flow coordinator at Saturn Corporation, a former subsidiary of General Motors Co. He holds a bachelor’s degree in industrial management from Purdue University and an M.B.A. from Harvard Business School. He is also a fellow in the American College of Healthcare Executives. Beginning in 2014, Mr. Evans served a three-year term as a member of the board of directors of the El Paso Branch of the Federal Reserve Bank of Dallas, for which he acted as chair in 2016.

Ms. Andrews was appointed senior vice president and general counsel in January 2013. From July 2008 until that appointment, she served as senior vice president and chief compliance officer and, prior to that, served as vice president and chief compliance officer from November 2006. She joined Tenet in 1998 as hospital operations counsel. Ms. Andrews holds a J.D. and a bachelor’s degree in government, both from the University of Texas at Austin. She is a member of the American and Texas Bar Associations and the American Health Lawyers Association.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current expectations, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors – many of which we are unable to predict or control – that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•

The timing and impact on our business of the repeal or significant modification of the Affordable Care Act, the enactment of a replacement omnibus healthcare law, if any, and the enactment of, or changes in, other statutes and regulations affecting the healthcare industry generally;

•	The effect that adverse economic conditions have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things;

•	Adverse regulatory developments, government investigations or litigation;

•	Adverse developments with respect to our ability to comply with the terms of the Non-Prosecution Agreement;

•	Our ability to enter into managed care provider arrangements on acceptable terms, including our ability to mitigate the impact of national managed care contracts that expire and are not replaced;

•	Cuts to Medicare and Medicaid payment rates or changes in reimbursement practices;

•	Competition;

•	Increases in wages and our ability to hire and retain qualified personnel, especially healthcare professionals;

•

The impact of our significant indebtedness; the availability and terms of capital to fund the operation and expansion of our business; and our ability to comply with our debt covenants and, over time, reduce leverage;

•	Our ability to continue to expand and realize earnings contributions from our Ambulatory Care and Conifer segments;

•	Our ability to achieve operating and financial targets, attain expected levels of patient volumes, and identify and execute on measures designed to save or control costs or streamline operations;

•	Our success in divesting sub-scale businesses, such as our health plans, and completing other corporate development transactions;

•	Increases in the amount and risk of collectability of uninsured accounts and deductibles and copays for insured accounts;

•	Changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements;

•	The timing and impact of potential changes in federal tax policies, and the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions; and

•	Other factors and risks referenced in this report and our other public filings.

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

We cannot predict the timing or outcome of Congress’ plan to significantly modify or repeal the Affordable Care Act or what action, if any, legislators may take to replace the law, nor are we able to predict the ultimate effect that such actions may have on our business, financial condition, results of operations or cash flows.

The expansion of health insurance coverage under the Affordable Care Act has resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of both our patient volumes and, as result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals. In January 2017, some members of Congress began renewed efforts to modify, repeal or otherwise invalidate all or significant portions of the ACA. In addition, the President issued an executive order on January 20, 2017 declaring that the official policy of his administration will be to seek the prompt repeal of the ACA and directing the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law while the ACA remains in effect. The White House also sent a memorandum to federal agencies directing them to freeze any new or pending regulations.

We cannot predict if or when modification or repeal of the ACA will take effect or what action, if any, Congress might take with respect to replacing the law. We are also unable to predict the impact of legislative and regulatory changes on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we will experience decreased volumes, reduced revenues, an increase in uncompensated care and a  higher level of bad debt expense, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in the growth of Medicare spending and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions previously scheduled to take effect under the ACA in FFY 2018) are made.

If we are unable to enter into and maintain managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

We currently have thousands of managed care contracts with various HMOs and PPOs. The amount of our managed care net patient revenues during the year ended December 31, 2016 was $11.2 billion, which represented approximately 62% of our total net patient revenues before provision for doubtful accounts. Approximately 61% of our managed care net patient revenues for the year ended December 31, 2016 was derived from our top ten managed care payers. In the year ended December 31, 2016, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 77% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. In addition, at December 31, 2016, approximately 66% of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Furthermore, we may experience a short- or long-term adverse effect on our net operating revenues if we cannot replace or otherwise mitigate the impact of expired contracts with national payers. A managed care contract we had with a national payer expired on September 30, 2016; as a result, our hospitals and other healthcare facilities, as well as our employed physicians, became out-of-network providers with respect to that payer’s members. The contract represented approximately 2.9% of our net operating revenues before provision for doubtful accounts for the period subsequent to the sale of our Georgia hospitals on March 31, 2016 to the contract expiration on September 30, 2016.

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

Further changes in the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have an adverse effect on our business.

For the year ended December 31, 2016, approximately 21% of our net patient revenues before provision for doubtful accounts were related to the Medicare program, and approximately 8% of our net patient revenues before provision for doubtful accounts were related to various state Medicaid programs, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows. Any material adverse effects resulting from future reductions in payments from government programs could be exacerbated if we are not able to manage our operating costs effectively.

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

Value-based purchasing and alternative payment model initiatives of both governmental and private payers tying financial incentives to quality and efficiency of care will increasingly affect the results of operations of our hospitals and other healthcare facilities, and may negatively impact our revenues if we are unable to meet expected quality standards. Medicare now requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that were previously awarded automatically. In addition, hospitals that meet or exceed certain quality performance standards will receive increased reimbursement payments, and hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Furthermore, Medicare no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions (“HACs”), unless the conditions were present at admission. Beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year receive reduced Medicare reimbursements. Moreover, the ACA prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider‑preventable conditions.

The ACA also created the CMS Innovation Center to test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. In 2015, the Secretary of HHS announced a goal of tying 30% of traditional Medicare payments to quality or value through alternative payment models or bundled payment arrangements by the end of 2016, and tying 50% of payments to these models by the end of 2018. Participation in some of these models is voluntary; however, participation in certain bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Generally, the mandatory bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five-year bundled payment model, called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. In 2016, CMS finalized additional mandatory bundled payment models, which are scheduled to begin on July 1, 2017, for Acute Myocardial Infarction (“AMI”), Coronary Artery Bypass Graft (“CABG”) and Surgical Hip/Femur Fracture Treatment (“SHFFT”). Twenty of our hospitals currently participate in the CJR model and, effective July 1, 2017, certain of our hospitals are expected to be required to participate in the AMI, CABG and SHFFT models. We cannot predict what effect significant modification or repeal of the ACA as described above will have on the established payment models or the Secretary of HHS’ authority to develop new payment models, nor can we predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

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

We are unable at this time to predict how the industry trend toward value-based purchasing and alternative payment models will affect our results of operations, but it could negatively impact our revenues, particularly if we are unable to meet the quality and cost standards established by both governmental and private payers.

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

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes.

Our business and financial results could be harmed if we are alleged to have violated existing regulations or if we fail to comply with new or changed regulations.

Our hospitals, outpatient centers and related healthcare businesses are subject to extensive federal, state and local regulation relating to, among other things, licensure, contractual arrangements, conduct of operations, privacy of patient information, ownership of facilities, physician relationships, addition of facilities and services, and reimbursement rates for services. The laws, rules and regulations governing the healthcare industry are extremely complex and, in certain areas, the industry has little or no regulatory or judicial interpretation for guidance. Moreover, under the ACA, the government and its contractors may suspend Medicare and Medicaid payments to providers of services “pending an investigation of a credible allegation of fraud.” The potential consequences for violating such laws, rules or regulations include reimbursement of government program payments, the assessment of civil monetary penalties, including treble damages, fines, which could be significant, exclusion from participation in federal healthcare programs, or criminal sanctions against current or former employees, any of which could have a material adverse effect on our business, financial condition or cash flows. Even a public announcement that we are being investigated for possible violations of law could have a material adverse effect on the value of our common stock and our business reputation could suffer.

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

In September 2016, one of our subsidiaries, Tenet HealthSystem Medical, Inc., entered into a Non-Prosecution Agreement with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia. The NPA requires, among other things, that we and THSMI (i) fully cooperate with the Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, (ii) retain an independent compliance monitor to assess, oversee and monitor our compliance with the obligations under the NPA, (iii) promptly report any evidence or allegations of actual or potential violations of the Anti-kickback Statute, (iv) maintain our compliance and ethics program throughout our operations, including those of our subsidiaries, affiliates, agents and joint ventures (to the extent that we manage or control or THSMI manages or controls such joint ventures), and (v) notify the DOJ and undertake certain other obligations specified in the NPA relative to, among other things, any sale, merger or transfer of all or substantially all of our and THSMI’s respective business operations or the business operations of our or its subsidiaries or affiliates, including an obligation to include in any contract for sale, merger, transfer or other change in corporate form a provision binding the purchaser to retain the commitment of us or THSMI, or any successor-in-interest thereto, to comply with the NPA obligations except as may otherwise be agreed by the parties to the NPA in connection with a particular transaction. The powers, duties and responsibilities of the independent compliance monitor are broadly defined.

The NPA is scheduled to expire on February 1, 2020 (three years from the date on which the Monitor was retained), but it may be extended or terminated early as described herein and in the NPA. If, during the term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal health care programs, and other substantial costs and penalties. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, antitrust and other class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the healthcare industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the markets where we operate physician practices and, where permitted by law, employ physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may be discouraged from referring patients to our facilities, admissions and outpatient visits may decrease and our operating performance may decline.

Our USPI joint venture and our hospital-based joint ventures depend on existing relationships with key healthcare system partners. If we are not able to maintain historical relationships with these healthcare systems, or enter into new relationships, we may be unable to implement our business strategies successfully.

Our USPI joint venture and our hospital-based joint ventures depend in part on the efforts, reputations and success of healthcare system partners and the strength of our relationships with those healthcare systems. Our joint ventures could be adversely affected by any damage to those healthcare systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of healthcare systems to enter into relationships with us or our USPI joint venture. Moreover, in many cases, our joint venture agreements are structured to comply with current revenue rulings published by the Internal Revenue Service (“IRS”), as well as case law, relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with healthcare system partners. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional healthcare system partners, we may be unable to implement our business strategies for our joint ventures successfully.

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

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2016, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts covering approximately 8% of our unionized employees and are negotiating renewals under extension agreements. We are also negotiating first contracts at three hospitals and one physician practice covering approximately 5% of our unionized employees where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods; to the extent a greater portion of our employee base unionizes, it is possible our labor costs could increase materially.

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

If an outbreak of an infectious disease, such as the Zika virus or the Ebola virus, were to occur nationally or in one of the regions our hospitals serve, our business and financial results could be adversely effected. The treatment of a highly contagious disease at one of our facilities may result in a temporary shutdown or diversion of patients. In addition, unaffected individuals may decide to defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues. Furthermore, we cannot predict the costs associated with the potential treatment of an infectious disease outbreak by our hospitals or preparation for such treatment.

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins, growth rate and market share.

We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and management services businesses. However, there can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other customers sell, as the respective buyers may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market (including software vendors and other technology-supported revenue cycle management outsourcing companies, traditional consultants and information technology outsourcing firms), as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer.  To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and customer requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential customers might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

The failure to comply with consumer protection laws could subject Conifer and its subsidiaries to fines and other liabilities, as well as harm Conifer’s business and reputation.

Conifer and its subsidiaries are subject to numerous federal, state and local consumer protection laws governing such topics as privacy, finance, debt collection and credit reporting. Regulations governing debt collection are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency, such as the Consumer Financial Protection Bureau, may not be binding upon, or preclude, investigations or regulatory actions by state or local agencies. Conifer’s failure to comply with consumer financial, debt collection and credit reporting requirements could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the statutes and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its customers, give customers the right to terminate Conifer’s services agreements with them or give rise to contractual liabilities, among other things, any of which could have an adverse effect on Conifer’s business. Furthermore, if Conifer or its subsidiaries become subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing customers or attract new customers.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

As a provider of healthcare services, information technology is a critical component of the day-to-day operation of our business. We rely on our information technology to process, transmit and store sensitive and confidential data, including protected health information, personally identifiable information, and our proprietary and confidential business performance data. We utilize electronic health records and other health information technology, along with additional technology systems, in connection with our operations, including for, among other things, billing and supply chain and labor management. Our systems, in turn, interface with and rely on third-party systems. Although we monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the security and availability of the data we process, transmit and store, our information technology and infrastructure have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. While we are not aware of having experienced a material breach of cybersecurity, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we may be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, or invest in new technology designed to mitigate security risks. Third parties to whom we outsource certain of our functions, or with whom our systems interface, are also subject to the risks outlined above and may not have or use appropriate controls to protect confidential information. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked. Further, successful cyber-attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of customer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

Furthermore, our networks and technology systems are subject to disruption due to events such as a major earthquake, fire, hurricane, telecommunications failure, terrorist attack or other catastrophic event. Any such breach or system interruption could result in the unauthorized disclosure, misuse or loss of confidential, sensitive or proprietary information, could negatively impact our ability to conduct normal business operations (including the collection of revenues), and could result in potential liability under privacy, security, consumer protection or other applicable laws, regulatory penalties, negative publicity and damage to our reputation, any of which could have a material adverse effect on our business, financial position, results of operations or cash flows.

We cannot provide any assurances that our corporate development activities will achieve their business goals or the cost and service synergies we expect.

We have completed, or have announced plans to complete, a number of acquisitions, divestitures, joint ventures and strategic alliances in recent years as part of our business strategy, and we expect to enter into similar transactions in the future. We cannot provide any assurances that these transactions will achieve their business goals or the cost and service synergies we expect. In particular, our USPI joint venture represents an increased strategic focus on ambulatory and short-stay surgical facilities, as well as related imaging services businesses, and we cannot provide any assurances that this strategy will be successful. Furthermore, with respect to acquisitions, we may not be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve expected returns, synergies or other benefits in a timely manner or at all. With respect to proposed divestitures of assets or businesses, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material.

Companies or operations acquired or joint ventures created may not be profitable or may not achieve the profitability that justifies the investments made. Furthermore, the nature of a joint venture requires us to consult with and share certain decision-making powers with unaffiliated third parties, some of which may be not-for-profit healthcare systems. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business or strategic plans. In that case, our results could be adversely affected or we may be required to increase our level of financial commitment to the joint venture. Moreover, differences in economic or business interests or goals among joint venture participants could result in delayed decisions, failures to agree on major issues and even litigation. If these differences cause the joint ventures to deviate from their business or strategic plans, or if our joint venture partners take actions contrary to our policies, objectives or the best interests of the joint venture, our results could be adversely affected. In addition, our relationships with not-for-profit healthcare systems and the joint venture agreements that govern these relationships are intended to be structured to comply with current IRS revenue rulings, as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems and related joint venture arrangements.

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

•

We may not be able to maintain good relationships with our joint venture partners (including healthcare systems), which could limit our future growth potential and could have an adverse effect our business strategies.

•

Our joint venture partners could have investment or operational goals that are not consistent with our corporate-wide objectives, including the timing, terms and strategies for investments or future growth opportunities.

•

Our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their other obligations as joint venture partners, which may require us to infuse our own capital into any such venture on behalf of the related joint venture partner or partners despite other competing uses for such capital.

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

The put/call arrangements set forth in the Put/Call Agreement (as defined below) will require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.

In June 2015, we entered into a Contribution and Purchase Agreement (the “Contribution and Purchase Agreement”) with USPI Group Holdings, Inc. (“USPI Holdings”), Ulysses JV Holding I L.P. (“Ulysses Holding I”), Ulysses JV Holding II L.P. (“Ulysses Holding II” and, together with Ulysses Holding I, the “USPI LPs”), and the newly formed USPI Holding Company, Inc., our USPI joint venture. USPI Holdings is the parent company of United Surgical Partners International, Inc. (“USPI”). Pursuant to the terms of the Contribution and Purchase Agreement, at the closing, the USPI LPs collectively sold and contributed 100% of the equity interests of USPI Holdings to the USPI joint venture in exchange for certain shares of common stock of the USPI joint venture (the “USPI Contribution”), and we sold and contributed certain of our equity interests and other assets that comprised a portion of our ambulatory surgery center and imaging center business to the USPI joint venture (the “Tenet Contribution” and, together with the USPI Contribution, the “Contributions”).We also purchased certain shares of the USPI joint venture (the “Purchase” and, together with the Contributions, the “Contribution and Purchase Transactions”) from the USPI LPs such that, after giving effect to the Contribution and Purchase Transactions, we owned 50.1% and the USPI LPs, in the aggregate, owned 49.9% of the fully diluted equity interests of the USPI joint venture.

In connection with the Contribution and Purchase Agreement, we, the USPI LPs and the USPI joint venture entered into a stockholders agreement pursuant to which we and the USPI LPs agreed to certain rights and obligations with respect to the governance of the USPI joint venture. In addition, we entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the USPI joint venture held by the USPI LPs. Each year starting in 2016, the USPI LPs must put to us at least 12.5%, and may put up to 25%, of the USPI joint venture shares held by them immediately after the closing of the Contribution and Purchase Agreement. In each year that the USPI LPs are to deliver a put and do not put the full 25% of USPI joint venture shares allowable, we may call the difference between the number of USPI joint venture shares the USPI LPs put and the maximum number of USPI joint venture shares the USPI LPs could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire all of the ownership interests held by the USPI LPs between 2018 and 2020 (at which point we would own approximately 95% of the USPI joint venture shares). In the event of a put by the USPI LPs, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, the USPI LPs will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

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

At December 31, 2016, we had approximately $15.1 billion of total long-term debt, as well as approximately $110 million in standby letters of credit outstanding in the aggregate, under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by patient accounts receivable of substantially all of our domestic wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2016, our interest expense was $979 million and represented approximately 80% of our $1.22 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:

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

•

Our significant indebtedness may result in the market value of our stock being more volatile, potentially resulting in larger investment gains or losses for our shareholders, than the market value of the common stock of other companies that have a relatively smaller amount of indebtedness.

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

In addition, our ability to meet our debt service obligations is dependent upon the operating results of our subsidiaries and their ability to pay dividends or make other payments or advances to us. We hold most of our assets at, and conduct substantially all of our operations through, direct and indirect subsidiaries. Moreover, we are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our debt service and other obligations, including payment on our outstanding debt. The ability of our subsidiaries to pay dividends or make other payments or advances to us will depend on their operating results and will be subject to applicable laws and restrictions contained in agreements governing the debt of such subsidiaries. Our less than wholly owned subsidiaries may also be subject to restrictions on their ability to distribute cash to us in their financing or other agreements and, as a result, we may not be able to access their cash flows to service their respective debt obligations.

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

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at December 31, 2016. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At December 31, 2016, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $110 million of standby letters of credit outstanding in the aggregate under the Credit Facility and the LC Facility. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2016, we had federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax available to offset future taxable income. These NOL carryforwards will expire in the years 2025 to 2034. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The disclosure required under this Item is included in Item 1, Business, of Part I of this report.

ITEM 3. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 14 to our Consolidated Financial Statements, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the NYSE:

	High	Low
Year Ended December 31, 2016
First Quarter	$30.07	$21.39
Second Quarter	34.08	25.71
Third Quarter	31.84	20.93
Fourth Quarter	24.13	14.06

Year Ended December 31, 2015
First Quarter	$52.69	$41.47
Second Quarter	59.21	46.33
Third Quarter	60.93	35.76
Fourth Quarter	39.75	26.60

On February 17, 2017, the last reported sales price of our common stock on the NYSE composite tape was $19.37 per share. As of that date, there were 4,254 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

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

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to (i) the following indices (each of which was included in the stock performance graph presented in our Annual Report on Form 10-K for the year ended December 31, 2015) and a (ii) new index that we adopted in 2016. The previously disclosed indices are:

•	Standard & Poor’s 500 Stock Index (a broad equity market index in which we are not included);
•	Standard & Poor’s Health Care Composite Index (a published industry index in which we are not included); and
•

A group made up of us and our hospital company peers (namely, Community Health Systems, Inc. (CYH), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS)), which we refer to as the “Old Peer Group”.

In 2016, we modified the Old Peer Group to add HCA Holdings, Inc. (HCA) and LifePoint Health, Inc. (LPNT), each of which, like the other companies included in the Old Peer Group, is a publicly traded company conducting as its primary business the management of acute care hospitals. We added HCA, which became a public reporting company again in

2011, to the previously disclosed peer group because a full five years of performance data for its common stock became available at December 31, 2016.  We added LPNT to the peer group because we believe many investors consider LPNT to be one of our peers when evaluating our performance. We refer to the modified peer group as the “New Peer Group” and, in accordance with SEC requirements, include it with the Old Peer Group on the chart below.

Performance data assumes that $100.00 was invested on December 31, 2011 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	12/11	12/12	12/13	12/14	12/15	12/16
Tenet Healthcare Corporation	$100.00	$158.24	$205.26	$246.93	$147.66	$72.32
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
S&P Health Care	$100.00	$117.89	$166.76	$209.02	$223.42	$217.41
Old Peer Group	$100.00	$147.21	$213.62	$283.42	$225.22	$159.72
New Peer Group	$100.00	$155.24	$235.16	$339.64	$298.31	$279.16

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2012 through 2016. Effective June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into our new USPI joint venture. The table below includes USPI results in the 2015 column for the post-acquisition period only. We acquired Vanguard Health Systems, Inc. (“Vanguard”) on October 1, 2013. The 2013 columns in the tables below include results of operations for Vanguard and its consolidated subsidiaries for the three months ended December 31, 2013 only. All amounts related to shares, share prices and earnings per share for periods ending prior to October 11, 2012 have been restated to give retrospective presentation for the one-for-four reverse stock split we announced on October 1, 2012. The tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$21,070	$20,111	$17,908	$12,059	$9,896
Less: Provision for doubtful accounts	1,449	1,477	1,305	972	785
Net operating revenues	19,621	18,634	16,603	11,087	9,111
Equity in earnings of unconsolidated affiliates	131	99	12	15	8
Operating expenses:
Salaries, wages and benefits	9,356	9,011	8,023	5,371	4,257
Supplies	3,124	2,963	2,630	1,784	1,552
Other operating expenses, net	4,891	4,555	4,114	2,701	2,147
Electronic health record incentives	(32)	(72)	(104)	(96)	(40)
Depreciation and amortization	850	797	849	545	430
Impairment and restructuring charges, and acquisition-related costs	202	318	153	103	19
Litigation and investigation costs, net of insurance recoveries	293	291	25	31	5
Gains on sales, consolidation and deconsolidation of facilities	(151)	(186)	—	—	—
Operating income	1,219	1,056	925	663	749
Interest expense	(979)	(912)	(754)	(474)	(412)
Loss from early extinguishment of debt	—	(1)	(24)	(348)	(4)
Investment earnings	8	1	—	1	1
Income (loss) from continuing operations, before income taxes	248	144	147	(158)	334
Income tax benefit (expense)	(67)	(68)	(49)	65	(125)
Income (loss) from continuing operations, before discontinued operations	181	76	98	(93)	209
Less: Preferred stock dividends	—	—	—	—	11
Less: Net income attributable to noncontrolling interests from continuing operations	368	218	64	30	13
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$(187)	$(142)	$34	$(123)	$185
Basic earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$(1.88)	$(1.43)	$0.35	$(1.21)	$1.77
Diluted earnings (loss) per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations	$(1.88)	$(1.43)	$0.34	$(1.21)	$1.70

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures.

BALANCE SHEET DATA

	December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Working capital (current assets minus current liabilities)	$1,223	$863	$393	$599	$918
Total assets	24,701	23,682	17,951	16,450	9,044
Long-term debt, net of current portion	15,064	14,383	11,505	10,696	5,158
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,393	2,266	401	340	16
Noncontrolling interests	665	267	134	123	75
Total equity	1,082	958	785	878	1,218

CASH FLOW DATA

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Net cash provided by operating activities	$558	$1,026	$687	$589	$593
Net cash used in investing activities	(430)	(1,317)	(1,322)	(2,164)	(662)
Net cash provided by financing activities	232	454	715	1,324	320

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 4 to our Consolidated Financial Statements). Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities. At December 31, 2016, our USPI joint venture had interests in 239 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Recently Issued Accounting Standards
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 67 hospitals and six health plans operated throughout the years ended December 31, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi-Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) Saint Louis University Hospital (“SLUH”), which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to December 31, 2016, 2015 and 2014, as applicable. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Welsh Carson Put Notice—In January 2017, subsidiaries of Welsh, Carson, Anderson & Stowe delivered a put notice for the minimum number of shares (representing a 6.25% ownership interest in our USPI joint venture) that they are required to put to us in 2017 according to our Put/Call Agreement, as described and defined in Note 15 to our Consolidated Financial Statements. The parties are in discussions regarding the calculation of the estimated purchase price relating to the exercise of the 2017 put option as contemplated by the Put/Call agreement. The estimated purchase price is based on an agreed-upon estimate of 2017 financial results and is subject to true-up following the finalization of actual 2017 financial results. However, we anticipate that the initial estimated payment will be between $159 million and $170 million. In addition, we are currently evaluating the additional call options available to us pursuant to the Put/Call Agreement.

TRENDS AND STRATEGIES

The healthcare industry, in general, and the acute care hospital business, in particular, are experiencing significant regulatory uncertainty based, in large part, on legislative efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of these actions on our future revenues and operations. However, we believe that our ultimate success in increasing our profitability depends in part on our success in executing the strategies discussed below. In general, these strategies are intended to address the following trends shaping the demand for healthcare services: (i) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (ii) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (iii) the industry is migrating to value-based payment models with government and private payers shifting risk to providers; and (iv) consolidation continues across the entire healthcare sector through both traditional acquisition and divestiture activities, as well as joint ventures.

Driving Growth in Our Facilities—Over the past several years, and with the aforementioned trends in mind, we have taken a number of steps to better position our hospitals, ambulatory care centers and other outpatient businesses to compete more effectively in the ever evolving healthcare environment. We have set competitive prices for our services, made capital and other investments in our facilities and technology, increased our efforts to recruit and retain quality physicians, nurses and other healthcare personnel, and negotiated competitive contracts with managed care and other private payers. In addition, we have expanded our network of outpatient centers, and we have increased the participation of our hospitals in accountable care organizations (“ACOs”), which are networks of providers and suppliers that work together to invest in infrastructure and to redesign delivery processes in an effort to achieve high quality and efficient delivery of services. We have also entered into joint ventures with other healthcare providers in several of our markets to maximize effectiveness, reduce costs and build clinically integrated networks that provide quality services across the care continuum.

We believe we are well-positioned to generate returns on recent hospital projects, including our new 106-bed teaching hospital in El Paso, which opened on January 17, 2017. We are also continuing our strategy of selling assets in non-core markets, such as our former hospitals and related operations in Georgia and North Carolina, as well as sub-scale businesses, such as our health plans. We will continue to further refine our portfolio of hospitals and related healthcare businesses when we believe such refinements will help us achieve one or more of the following goals: improve profitability; allocate capital more effectively in areas where we have a stronger market presence; deploy proceeds on higher-return investments across our business; enhance cash generation; and lower our ratio of debt-to-Adjusted EBITDA.

Expansion of Our Ambulatory Care Segment—We remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We believe surgery centers and surgical hospitals like those in our USPI joint venture offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable in a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued to grow our imaging and urgent care businesses through our USPI joint venture’s acquisitions. These acquisitions reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to healthcare systems and physicians, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Historically, our outpatient services have generated significantly higher margins for us than inpatient services. We intend to increase our ownership in our USPI joint venture each year using internally generated cash with the expectation that we will own approximately 95% of the total outstanding USPI joint venture shares between 2018 and 2020.

Driving Conifer’s Growth—We intend to continue to market and expand Conifer’s revenue cycle management, patient communications and engagement services, and value-based care services businesses. Conifer provides services to more than 800 Tenet and non-Tenet hospital and other clients nationwide. Conifer’s service offerings have also expanded to support value-based performance through clinical integration, financial risk management and population health management, which are integral parts of the healthcare industry’s movement toward ACOs and similar risk-based or capitated contract models. In addition to hospitals and independent physician associations, clients for these services include health plans, self-insured organizations, government agencies and other entities.

Improving Operating Leverage—We are focused on improving profitability by growing patient volumes and effective cost management. We believe our patient volumes have been constrained by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays and deductibles, depressed economic conditions in certain of our markets and demographic trends. However, we also believe that targeted capital spending on critical growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our outpatient business and the implementation of new payer contracting strategies should help us grow our patient volumes. In addition, we believe our capital structure will withstand a changing interest rate environment. Approximately 94% of our long-term debt has a fixed rate of interest, and the maturity dates of our notes are staggered from 2018 through 2031. Moreover, we intend to lower our ratio of debt-to-Adjusted EBITDA, primarily through Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to use lower-rate secured debt to refinance portions of our higher-rate unsecured debt.

Our ability to execute on our strategies and manage the aforementioned trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RESULTS OF OPERATIONS—OVERVIEW

We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2016 and 2015 on a continuing operations basis.

Selected Operating Statistics for All Continuing Operations Hospitals— The following table shows certain selected operating statistics for our continuing operations, which includes the results of (i) our same 67 hospitals and six health plans operated throughout three months ended December 31, 2016 and 2015, (ii) our USPI joint venture, in which we acquired a majority interest on June 16, 2015, (iii) Aspen, which we also acquired on June 16, 2015, (iv) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (v) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (vi) SLUH, which we divested on August 31, 2015, (vii) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (viii) DMC Surgery Hospital, which we closed in October 2015, (ix) our two North Carolina hospitals, which we divested effective January 1, 2016, (x) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (xi) our five Georgia hospitals, which we divested effective April 1, 2016, in each case only for the period from acquisition, or commencement of operations of the facility, as the case may be, to December 31, 2016 and 2015, as applicable. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Statistics	2016	2015	(Decrease)
Hospital Operations and other
Number of hospitals (at end of period)	75	86	(11)	(1)
Total admissions	192,104	211,991	(9.4)%
Adjusted patient admissions(2)	338,929	371,994	(8.9)%
Paying admissions (excludes charity and uninsured)	181,617	200,462	(9.4)%
Charity and uninsured admissions	10,487	11,529	(9.0)%
Emergency department visits	701,100	778,148	(9.9)%
Total surgeries	126,749	138,264	(8.3)%
Patient days — total	888,185	983,856	(9.7)%
Adjusted patient days(2)	1,543,490	1,710,620	(9.8)%
Average length of stay (days)	4.62	4.64	(0.4)%
Average licensed beds	20,326	22,549	(9.9)%
Utilization of licensed beds(3)	47.5%	47.4%	0.1	%(1)
Total visits	1,950,549	2,198,005	(11.3)%
Paying visits (excludes charity and uninsured)	1,834,844	2,024,725	(9.4)%
Charity and uninsured visits	115,705	173,280	(33.2)%
Ambulatory Care
Total consolidated facilities (at end of period)	215	192	23	(1)
Total cases	445,107	289,033	54.0%

(1)	The change is the difference between the 2016 and 2015 amounts shown.
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

Total admissions decreased by 19,887, or 9.4%, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Total surgeries decreased by 8.3% in the three months ended December 31, 2016 compared to the same period in 2015. Our emergency department visits decreased 9.9% in the three months ended December 31, 2016 compared to the same period in the prior year. Our volumes from continuing operations were negatively impacted by the decrease in our number of hospitals; however, we believe the volume decreases were partially offset by the growth we generated through improved physician alignment and service line expansion, insurance coverage for a greater number of individuals, and a strengthening economy. Our Ambulatory Care total cases increased 54.0% due to our USPI joint venture’s acquisition of 35 urgent care centers (one of which has since been closed) effective December 31, 2015, as well as the impact associated with stepping up our USPI joint venture’s ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues before provision for doubtful accounts	$5,214	$5,417	(3.7)%
Hospital Operations and other
Revenues from charity and the uninsured	$287	$267	7.5%
Net inpatient revenues(1)	$2,606	$2,736	(4.8)%
Net outpatient revenues(1)	$1,457	$1,616	(9.8)%
Ambulatory Care revenues	$478	$397	20.4%
Conifer revenues	$402	$384	4.7%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $127 million and $96 million for the three months ended December 31, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $160 million and $171 million for the three months ended December 31, 2016 and 2015, respectively.

Net operating revenues before provision for doubtful accounts decreased by $203 million, or 3.7%, in the three months ended December 31, 2016 compared to the same period in 2015, primarily due to lower inpatient and outpatient volumes as a result of the decrease in our number of hospitals. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$354	$391	(9.5)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	6.8%	7.2%	(0.4)	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 6.8% and 7.2% for the three months ended December 31, 2016 and 2015, respectively. This improvement was primarily due to the growth in our Ambulatory Care segment, where bad debt expense is a much smaller percentage of revenues relative to our hospitals.  Our accounts receivable days outstanding (“AR Days”) from continuing operations were 54.8 days at December 31, 2016 and 49.5 days at December 31, 2015, within our target of less than 55 days.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,925	$2,075	(7.2)%
Supplies	674	738	(8.7)%
Other operating expenses	1,034	1,067	(3.1)%
Total	$3,633	$3,880	(6.4)%
Ambulatory Care
Salaries, wages and benefits	$157	$130	20.8%
Supplies	99	79	25.3%
Other operating expenses	83	78	6.4%
Total	$339	$287	18.1%
Conifer
Salaries, wages and benefits	$242	$238	1.7%
Other operating expenses	88	85	3.5%
Total	$330	$323	2.2%
Total
Salaries, wages and benefits	$2,324	$2,443	(4.9)%
Supplies	773	817	(5.4)%
Other operating expenses	1,205	1,230	(2.0)%
Total	$4,302	$4,490	(4.2)%
Rent/lease expense(1)
Hospital Operations and other	$62	$67	(7.5)%
Ambulatory Care	19	15	26.7%
Conifer	4	4	—%
Total	$85	$86	(1.2)%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,680	$5,577	1.8%
Supplies per adjusted patient admission(1)	1,989	1,984	0.3%
Other operating expenses per adjusted patient admission(1)	3,074	2,890	6.4%
Total per adjusted patient admission	$10,743	$10,451	2.8%

(1)

Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 1.8% in the three months ended December 31, 2016 compared to the same period in 2015. This change is primarily due to annual merit increases for certain of our employees and the effect of lower volumes on operating leverage due to the sale of certain of our hospitals since the 2015 period, partially offset by decreased accruals for annual incentive compensation, in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.

Supplies expense per adjusted patient admission increased 0.3% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 6.4% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  This increase is due to higher contracted services and medical fees, the effect of lower volumes on operating leverage due to the sale of certain of our hospitals since the 2015 period, and increased costs associated with our health plans due to an increase in covered lives, which costs were partially offset by increased health plan revenues. Malpractice expense for our Hospital Operations and other segment was $33 million lower in the 2016 period compared to the 2015 period. The 2016 period included a favorable adjustment of approximately $19 million due to an 83 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $7 million as a result of a 34 basis point increase in the interest rate in the 2015 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $716 million at December 31, 2016 compared to $649 million at September 30, 2016.

Significant cash flow items in the three months ended December 31, 2016 included:

•	Net cash provided by operating activities before interest, taxes and restructuring charges, acquisition-related costs, and litigation costs and settlements of $613 million;

•

Payments for restructuring charges, acquisition-related costs and litigation costs and settlements of $559 million, which payments include approximately $517 million related to our Clinica de la Mama matter, which is described in Note 14 to our Consolidated Financial Statements;

•	Capital expenditures of $261 million;

•	Purchases of businesses or joint venture interests of $21 million;

•	Interest payments of $336 million;

•	$750 million proceeds from the issuance of our 7 1/2% senior secured notes due 2022; and

•	$67 million of distributions paid to our noncontrolling interests.

Net cash provided by operating activities was $558 million in the year ended December 31, 2016 compared to $1.026 billion in the year ended December 31, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $137 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the year ended December 31, 2016 compared to the year ended December 31, 2015;

•	An increase of $491 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Approximately $84 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively, in the year ended December 31, 2016 compared to the year ended December 31, 2015;

•	Higher interest payments of $73 million.

•	A $15 million decrease in cash used in discontinued operations; and

•	The timing of other working capital items.

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Revenues from:	2016	2015	2014
Medicare	20.5%	20.4%	22.0%
Medicaid	8.2%	8.7%	9.6%
Managed care	61.5%	60.6%	58.4%
Indemnity, self-pay and other	9.8%	10.3%	10.0%

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2016	2015	2014
Medicare	26.1%	26.7%	27.5%
Medicaid	7.0%	8.0%	10.3%
Managed care	59.2%	57.5%	54.5%
Indemnity, self-pay and other	7.7%	7.8%	7.7%

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 55 million individuals rely on healthcare benefits through Medicare, and approximately 74 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage.

The Affordable Care Act

Several provisions of the ACA, including premium assistance and cost sharing subsidies for insurance products purchased through the health insurance exchanges, and the expansion of Medicaid in the 31 states (including six in which we operate acute hospitals) and the District of Columbia that have taken action to do so, are financed through:

•

negative adjustments to the annual market basket updates for Medicare hospital inpatient, outpatient, prospective payment systems, which began in 2010, as well as additional negative “productivity adjustments” to the annual market basket updates which began in 2011; and

•

reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in federal fiscal year (“FFY”) 2014 and will begin for Medicaid payments in FFY 2018.

We cannot predict if or when modification or repeal of the ACA will take effect or what action, if any, Congress might take with respect to replacing the law. We are also unable to predict the impact of legislative and regulatory changes on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we will experience decreased volumes, reduced revenues, an increase in uncompensated care and a higher level of bad debt expense, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in the growth of Medicare spending and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions previously scheduled to take effect under the ACA in FFY 2018) are made.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2016, 2015 and 2014 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2016	2015	2014
Medicare severity-adjusted diagnosis-related group — operating	$1,705	$1,744	$1,677
Medicare severity-adjusted diagnosis-related group — capital	157	161	154
Outliers	77	61	69
Outpatient	927	953	896
Disproportionate share	293	337	370
Direct Graduate and Indirect Medical Education(1)	249	256	250
Other(2)	63	5	98
Adjustments for prior-year cost reports and related valuation allowances	55	62	30
Total Medicare net patient revenues	$3,526	$3,579	$3,544

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

The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. Using diagnosis and procedure information submitted by the hospital, CMS assigns to each discharge an MS-DRG, and the base payments are multiplied by the relative weight of the MS-DRG assigned. The MS‑DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS-DRG; and changes in labor data by geographic area. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs.

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

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC DSH Amount”). The UC DSH Amount is a hospital’s share of a pool of funds that equal 75% of what otherwise would have been paid as Medicare DSH, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute the UC DSH pool are set forth in the ACA and are not subject to administrative or judicial review. The annual estimate of the size of the UC DSH pool is made by the CMS Office of the Actuary and is based on the projections of total DSH payments that would have been made under the pre-ACA formula. Although the statute requires that each hospital’s cost of uncompensated care as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool, CMS determined that the available cost data from cost reports was unreliable and is using low income days (i.e., Medicaid days) to distribute the pool. For FFY 2017, CMS is using low income days to allocate the UC DSH pool. In the FFY 2017 IPPS Final Rule, CMS stated that: (1) it expected uncompensated care cost data would be available for distribution of the UC DSH pool no later than FFY 2021, and (2) it would explore whether there is an appropriate proxy for uncompensated care cost that could be used to allocate the UC DSH pool until the agency determines that the data from the cost reports can be used for that purpose. We cannot predict what action, if any, CMS will take, the timing of such action, or what impact such action will have on our net revenues and cash flows.

During 2016, 66 of our acute care hospitals in continuing operations qualified for Medicare DSH payments. One of the variables used in the pre-ACA DSH formula is the number of Medicare inpatient days attributable to patients receiving Supplemental Security Income (“SSI”) who are also eligible for Medicare Part A benefits divided by total Medicare inpatient days (the “SSI Ratio”). In an earlier rulemaking, CMS established a policy of including not only days attributable to Original Medicare Plan patients, but also Medicare Advantage patients in the SSI ratio. The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates (“FFY 2005 Final Rule”). We are not able to predict what action the Secretary might take with respect to the DSH calculation in this regard; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) payments. During 2016, 26 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

Hospital Outpatient Prospective Payment System

Under the outpatient prospective payment system, hospital outpatient services, except for certain services that are reimbursed on a separate fee schedule, are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require, and a payment rate is established for each APC. Depending on the services provided, hospitals may be paid for more than one APC for an encounter. CMS annually updates the APCs and the rates paid for each APC.

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per-diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. During 2016, 27 of our general hospitals operated IPF units.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system. During 2016, we operated one freestanding IRF, and 21 of our general hospitals operated IRF units.

Physician Services Payment System

Medicare pays for physician and other professional services based on a list of services and their payment rates called the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service on the fee schedule, CMS considers the amount of work required to provide a service, expenses related to maintaining a practice, and liability insurance costs. The values given to these three types of resources are adjusted by variations in the input prices in different markets, and then a total is multiplied by a standard dollar amount, called the fee schedule’s conversion factor, to arrive at the payment amount. Medicare’s payment rates may be adjusted based on provider characteristics, additional geographic designations and other factors. Beginning in CY 2017, the payments for physician services will be based on the provisions prescribed by The Medicare Access and Children’s Health Insurance Program Act (“MACRA”) that was signed into law on April 16, 2015 as described below.

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

Medicare Claims Reviews

HHS estimates that approximately 11% of all Medicare Fee-For-Service (“FFS”) claim payments in FFY 2016 were improper. CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Act, CMS employs a variety of contractors (e.g., Medicare Administrative Contractors and Recovery Audit Contractors) to process and review claims according to Medicare rules and regulations.

Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment and post payment claims denials are subject to administrative and judicial review, and we intend to pursue the reversal of adverse determinations where appropriate. We have established robust protocols to respond to claims reviews and payment denials. In addition to overpayments that are not reversed on appeal, we will incur additional costs to respond to requests for records and pursue the reversal of payment denials. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have a material adverse effect on our cash flows and results of operations.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 17.2%, 18.3% and 18.1% of total net patient revenues before provision for doubtful accounts for the years ended December 31, 2016, 2015 and 2014, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2016, 2015 and 2014, our total Medicaid supplemental revenues attributable to DSH and other supplemental revenues were approximately $906 million, $888 million and $817 million, respectively. The $906 million of total Medicaid supplemental revenues attributable to DSH and other supplemental revenues for the year ended December 31, 2016 was comprised of $232 million related to the California Provider Fee program, $228 million related the Michigan Provider Fee program, $176 million related to Medicaid DSH programs in multiple states, $142 million related to the Texas 1115 waiver program, and $128 million from a number of other state and local based programs.

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

The California Department of Health Care Services (DHCS) implemented its first Hospital Quality Assurance Fee (“HQAF”) program in 2010. The HQAF program provides funding for supplemental payments to California hospitals that serve Medi-Cal and uninsured patients. The fourth and most recent phase of the program (“HQAF IV”) covering the period January 2014 through December 2016 was authorized by legislation enacted in October 2013 and approved by CMS in the three months ended December 31, 2014. Under this program, our hospitals recognized revenues, net of provider fees and other expenses, of approximately $232 million, $188 million and $165 million in calendar years 2016, 2015 and 2014, respectively. In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on hospitals to obtain federal matching funds. However, the current program expired on December 31, 2016 and CMS has not approved a new program.  Consistent with the first four phases of the HQAF program, net revenue associated with HQAF V will not be recognized until CMS issues the required approvals. Because the HQAF supplemental payments are partially funded by the federal government, each phase of the program must be approved by CMS, and the approval process can be lengthy. With the expiration of the HQAF IV program on December 31, 2016, we anticipate that: (1) during the three months ending March 31, 2017 the state will submit to CMS a request for approval of a 30-month program covering the period January 2017 through June 2019 (“HQAF V”); and (2) CMS approval of the HQAF V may occur as early as late 2017, although we cannot provide any assurances in regard to either. Because HQAF funding levels are based in part on Medi-Cal utilization, changes in coverage of individuals under the Medi-Cal program could affect the net revenues and cash flows of our hospitals under HQAF V and subsequent phases of the HQAF program. Accordingly, we are unable to predict the amount of net revenues our hospitals may receive from or the timing of CMS’ approval of the HQAF V program.

Certain of our Texas hospitals participate in the Texas 1115 waiver program. The current waiver term expires on December 31, 2017, is funded by intergovernmental transfer payments from local government entities, and includes two funding pools – Uncompensated Care and Delivery System Reform Payment. In 2016, we recognized $142 million of revenues from the Texas 1115 waiver program. Separately, during the same period, we incurred $79 million of expenses related to funding indigent care services by certain of our Texas hospitals. On September 30, 2016, the State of Texas submitted a request to CMS to extend the 1115 waiver program for a period of five years. We cannot provide any assurances as to the extension of the 1115 waiver program, or the ultimate amount of revenues that our hospitals may receive from this program in 2017 or future periods.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our hospitals are located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2016, 2015 and 2014 are set forth in the table below:

	Years Ended December 31,
	2016		2015		2014
		Managed		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid	Medicaid
California	$401	$417	$343	$401	$311	$257
Michigan	349	314	366	306	337	270
Texas	235	231	264	237	280	223
Florida	95	166	97	162	158	103
Alabama	80	—	37	—	12	—
Pennsylvania	80	199	66	206	73	194
Illinois	37	69	88	50	80	32
Massachusetts	37	52	37	50	39	46
South Carolina	16	34	16	33	18	34
Georgia	11	8	69	39	73	36
Tennessee	5	34	6	32	7	29
Missouri	2	—	50	14	67	9
Arizona	—	199	(16)	195	1	113
North Carolina	(2)	—	28	6	26	5
	$1,346	$1,723	$1,451	$1,731	$1,482	$1,351

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

CMS projects that the combined impact of the payment and policy changes in the Final IPPS Rule will yield an average 0.9% increase in operating MS-DRG payments for hospitals in large urban areas (populations over one million) in FFY 2017. The final payment and policy changes affecting operating MS-DRG payments and other rules, including those affecting Medicare UC-DSH payments, result in an estimated 0.5% increase in our annual IPPS payments, which yields an estimated increase of approximately $11 million in our annual Medicare IPPS payments. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Final Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgical Center Payment Systems

On November 1, 2016, CMS released the final policy changes, quality provisions and payment rates for the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year 2017 (“Final OPPS/ASC Rule”). The Final OPPS/ASC rule includes the following changes:

•

An net increase in the OPPS rates of 1.65% based on an estimated market basket increase of 2.7% reduced by market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.3%, respectively;

•

Policies to implement Section 603 of the Bipartisan Budget Act of 2015, which requires that certain items and services furnished by certain off-campus hospital departments shall not be considered covered outpatient department services for purposes of OPPS payments and shall instead be paid “under the applicable payment system” which, beginning January 1, 2017, is approximately 50% of the OPPS rate;

•	The removal of five spine procedure codes and two laryngoplasty codes from the CMS list of procedures that can be performed only on an inpatient basis (the “Inpatient Only List”);

•	A 1.9% update to the ASC payment rates; and

•	Reducing the Electronic Health Record reporting period for 2016 and 2017 from 12 months to a consecutive 90-day period.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.7% increase in OPPS payments for all facilities and an average 1.7% increase in OPPS payments for hospitals in large urban areas (populations over one million). Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare outpatient revenues of approximately $15 million. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative action, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the changes.

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

Additionally, the MACRA reduces the restoration of the 3.2% coding and document adjustment to hospital inpatient rates that was expected to be effective in FFY 2018. Under the legislation, the reduced amount is 3.0% and will be applied at the rate of 0.5% over six years beginning in FFY 2018. This provision was subsequently modified by the 21st Century Cures Act of 2016 as described below.

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

•	Changes to the APMs (including the Comprehensive Care and Joint Replacement (“CJR”) model) that will be eligible as Advanced APMs for bonus payment purposes.

Less than 1% of the net operating revenue generated by our Hospital Operations and other segment during the year ended December 31, 2016 was related to the Medicare fee-for-service Physician Fee Schedule. We are unable to estimate the potential impact of MACRA; however, the maximum incentive and penalty adjustments could result in an increase or decrease in our annual net revenues of approximately $15 million. Additionally, we cannot predict the effect of MACRA on our future operations, revenues and cash flows.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On November 2, 2016, CMS issued a final rule updating the MPFS for calendar year 2017 (“MPFS Final Rule”). This final rule updates payment policies, payment rates, and other provisions for services furnished under the MPFS on or after January 1, 2017. In addition to policies affecting the calculation of payment rates, the final rule identifies potentially misvalued codes, adds procedures to the telehealth list, and finalizes a number of new policies, including several that are a result of recently enacted legislation. As a result of the final rule, the MPFS conversion factor for 2017 will increase by 0.24%. CMS estimates that the impact of the payment and policy changes in the final rule will result in no change in aggregate payments across all specialties.

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

•

Provides that, beginning January 1, 2017, off-campus hospital outpatient departments that are not grandfathered or exempt will be paid under the MPFS or ASC fee schedule (this measure was amended by the 21st Century Cures Act as described below).

The American Recovery and Reinvestment Act of 2009

ARRA was enacted to stimulate the U.S. economy. One provision of ARRA provides financial incentives to hospitals and physicians to become “meaningful users” of electronic health records. The Medicare incentive payments to individual hospitals are made over a four-year, front-weighted transition period. The Medicaid incentive payments, which are funded by the federal government and administered by the states, are subject to separate payment policies.

During the year ended December 31, 2016, we recognized approximately $32 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs as a result of certain of our hospitals, employed physicians and Ambulatory Care segment facilities demonstrating meaningful use of certified EHR technology and meeting the criteria for revenue recognition. The final Medicare EHR hospital incentive payments are determined when the cost report that begins in the federal fiscal year during which the hospital achieved meaningful use is settled. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

We anticipate recognizing approximately $9 million of Medicare and Medicaid EHR incentive payments in 2017. In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Eligible hospitals must continue to demonstrate meaningful use of EHR technology every year to avoid payment reductions in subsequent years. These reductions, which will be based on the market basket update, will be phased in over three years and will continue until a hospital achieves compliance. Should all of our hospitals fail to become meaningful users (or fail to continue to demonstrate meaningful use) of EHRs and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of up to approximately $34 million in 2017 and subsequent years.

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

21st Century Cures Act

On December 13, 2016, the President signed the 21st Century Cures Act (“Cures Act”) legislation intended to accelerate the “discovery, development and delivery” of medical therapies by encouraging biomedical research investment and facilitating innovation review and approval processes, and several other health-related measures, including changes affecting Medicare payments to hospitals and other providers, including:

•	Relief for certain off-campus hospital-based sites that were under development from the provisions of section 603 of the Bipartisan Budget Act of 2015;

•

Requiring CMS to develop Healthcare Common Procedure Coding System (“HCPCS”) codes (used to code outpatient services) associated with 10 surgical MS-DRGs that commonly have a one-day length of stay to translate outpatient surgical codes into inpatient surgical MS-DRGs as one of the steps to help develop a unified hospital payment system; and

•	Reducing the coding and documentation adjustment to inpatient hospital payment rates under the MACRA from an increase of 0.5 percentage points to an increase of 0.4588 percentage points in 2018.

CMS Innovation Models

The CMS Innovation Center develops new payment and service delivery models in accordance with the requirements of Section 1115A of the Social Security Act. Additionally, Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations to be conducted by CMS. The CMS Innovation Center has a growing portfolio testing various payment and service delivery models that aim to achieve better care for patients, better health for communities and lower costs through improvement for our health care system. Generally, the models include ACOs and Episodic Bundled Payment Model (“EPM”) initiatives. Participation in these programs is either voluntary or mandatory. For example, participation in the Shared Savings ACO is voluntary; whereas participation in certain bundled payment models is mandatory.

On December 20, 2016, CMS finalized new Innovation Center models that continue the progress toward shifting Medicare payments from rewarding quantity to rewarding quality by creating strong incentives for healthcare providers to deliver better care to patients at a lower cost. These models are intended to avoid complications, prevent hospital readmissions, and speed recovery. In December 2016, CMS released a final rule, the Advancing Care Coordination Through Episode Payment Models (“EPMs”) rule. This rule:

•	makes changes to the current CJR demonstration to conform to the other EPMs;

•	implements testing of three EPMs that address care of:
o	acute myocardial infarction (“AMI”),
o	coronary artery bypass graft (“CABG”), and
o	surgical hip/femur fracture treatment (“SHFFT”).

•	establishes the Cardiac Rehabilitation Incentive Payment Model (“CR”), designed to complement the AMI and CABG EPMs.

Participants for all four models (AMI, CABG, SHFFT, and CR) are IPPS acute care hospitals in selected geographic areas and participation is mandatory. Similar to the CJR, under the three new EPMs, inpatient and 90-day post-discharge payments will be retrospectively bundled, and quality-adjusted comparison of actual to target expenditures for each EPM hospital will result in reconciliation payments (from CMS to participants) or repayments (from participants to CMS). The first performance year for the new EPMs is scheduled to begin on July 1, 2017, and the demonstrations expire on December 31, 2021.

Currently, 20 of our acute care hospitals participate in the CJR and are expected to be required to participate in the SHFFT EPM, 12 of our acute care hospitals are expected to be required to participate in the AMI and CABG demonstrations, and 16 of our hospitals are expected to participate in the CR program. We cannot predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

Medicaid Managed Care Final Rule – Pass Through Payments

In a final rule issued in 2016, CMS stated that managed care regulations prohibit states from making payments to providers for services available under a contract between the state and the managed care plan, and the agency interprets those regulations to also prohibit states from making supplemental payments to providers (referred to as “pass-through” payments) through a managed care plan. In that rule, CMS: (1) stated its belief that pass-through payments are not actuarially sound because they do not tie provider payments to the provision of services and limited the managed care plans’ ability to effectively manage care delivery, and (2) that it would allow states, managed care plans and providers 10 years to phase out pass-through payments. On January 17, 2017, CMS issued a Final Medicaid Managed Care rule that clarified and established additional policies regarding Medicaid managed care pass-through payments that will affect how Medicaid managed care supplemental payments are distributed to providers. Specifically,

•	States may not create new pass-through payment programs;

•	Pass-through payments that will be permitted through the phase down period will be limited to the rates that states had submitted to CMS as of July 5, 2016; and

•

Although the change in CMS’ policy results in a reduction of the pass-through payments over a 10-year period, states may instead implement new “Permissible Directed Payments” in Medicaid managed care programs, which could include uniform dollar or percentage increases in rates, minimum or maximum fee schedules.

In the January 17, 2017 final rule, CMS estimates that at least 16 states have implemented pass-through payments for hospitals, although the individual states are not identified. Some states in which we operate hospitals have established supplemental payment programs which include payments that may possibly meet CMS’ definition of pass-through payments, and would, therefore, be subject to the provisions of the Medicaid Managed Care final rule. Although CMS’ policy requires the gradual phase out of pass-through payments, the agency concluded that, because states have other mechanisms to build in amounts currently provided through pass-through payments in approvable ways, the fiscal impact in aggregate spending would not be significant. However, transitioning from pass-through payments to other payment structures could result in a redistribution of payments among providers. We are unable to predict what actions the states affected by the rule will take with respect to CMS’ policy, including the development of permissible alternative managed care payment structures to offset the phase out of pass-through payments over the transition period, or what impact those actions might have on our operations, revenues or cash flows.

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

The amount of our managed care net patient revenues during the years ended December 31, 2016, 2015 and 2014 was $11.2 billion, $10.6 billion and $9.3 billion, respectively. Approximately 61% of our managed care net patient revenues for the year ended December 31, 2016 was derived from our top ten managed care payers. National payers generated approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At December 31, 2016 and 2015 approximately 66% and 63%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

A managed care contract we had with a national payer expired on September 30, 2016; as a result, our hospitals and other healthcare facilities, as well as our employed physicians, became out-of-network providers with respect to that payer’s members. The contract represented approximately 2.9% of our net operating revenues before provision for doubtful accounts for the period subsequent to the sale of our Georgia hospitals on March 31, 2016 to the contract expiration on September 30, 2016. Although there can be no assurance that we will enter into negotiations or reach an agreement with the payer on a new contract, we do not anticipate the expiration of the contract to have a long-term material adverse impact on our business, financial condition or results of operations.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2016, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the year ended December 31, 2016, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 77% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At December 31, 2016 and 2015, approximately 4% and 5%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to DSH and other supplemental revenues we recognized, in the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Estimated costs for:
Self-pay patients	$644	$678	$620
Charity care patients	$146	$191	$180
Medicaid DSH and other supplemental revenues	$906	$888	$817

The expansion of health insurance coverage has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
			Increase
	2016	2015	(Decrease)
Net operating revenues:
General hospitals	$16,488	$16,741	$(253)
Other operations	4,582	3,370	1,212
Net operating revenues before provision for doubtful accounts	21,070	20,111	959
Less provision for doubtful accounts	1,449	1,477	(28)
Net operating revenues	19,621	18,634	987
Equity in earnings of unconsolidated affiliates	131	99	32
Operating expenses:
Salaries, wages and benefits	9,356	9,011	345
Supplies	3,124	2,963	161
Other operating expenses, net	4,891	4,555	336
Electronic health record incentives	(32)	(72)	40
Depreciation and amortization	850	797	53
Impairment and restructuring charges, and acquisition-related costs	202	318	(116)
Litigation and investigation costs	293	291	2
Gains on sales, consolidation and deconsolidation of facilities	(151)	(186)	35
Operating income	$1,219	$1,056	$163

	Years Ended December 31,
			Increase
	2016	2015	(Decrease)
Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	0.7%	0.5%	0.2%
Operating expenses:
Salaries, wages and benefits	47.7%	48.4%	(0.7)%
Supplies	15.9%	15.9%	—%
Other operating expenses, net	25.0%	24.4%	0.6%
Electronic health record incentives	(0.2)%	(0.4)%	0.2%
Depreciation and amortization	4.3%	4.3%	—%
Impairment and restructuring charges, and acquisition-related costs	1.1%	1.7%	(0.6)%
Litigation and investigation costs	1.5%	1.5%	—%
Gains on sales, consolidation and deconsolidation of facilities	(0.8)%	(1.0)%	0.2%
Operating income	6.2%	5.7%	0.5%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 78% and 83% of our total net operating revenues before provision for doubtful accounts for the years ended December 31, 2016 and 2015, respectively.

Net operating revenues from our other operations were $4.582 billion and $3.370 billion in the years ended December 31, 2016 and 2015, respectively. The increase in net operating revenues from other operations during 2016 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen operations, our health plans and physician practices. Equity in earnings of unconsolidated affiliates were $131 million and $99 million for the years ended December 31, 2016 and 2015, respectively. The increase in equity in earnings of unconsolidated affiliates in the 2016 period compared to the 2015 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the years ended December 31, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi-Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

	Years Ended December 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$7,121	$6,965	2.2%
Supplies	2,484	2,408	3.2%
Other operating expenses	3,829	3,466	10.5%
Total	$13,434	$12,839	4.6%
Ambulatory Care
Salaries, wages and benefits	$594	$301	97.3%
Supplies	365	188	94.1%
Other operating expenses	346	196	76.5%
Total	$1,305	$685	90.5%
Conifer
Salaries, wages and benefits	$959	$852	12.6%
Other operating expenses	335	296	13.2%
Total	$1,294	$1,148	12.7%
Rent/lease expense(1)
Hospital Operations and other	$201	$191	5.2%
Ambulatory Care	74	41	80.5%
Conifer	18	16	12.5%
Total	$293	$248	18.1%

(1)	Included in other operating expenses.

Results of Operations by Segment

Our operations are reported under three segments:

•

Hospital Operations and other, which is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 4 to our Consolidated Financial Statements);

•

Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and short-stay surgical hospitals, as well as Aspen’s hospitals and clinics; and

•	Conifer, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems and other entities.

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 67 hospitals and six health plans operated throughout the years ended December 31, 2016 and 2015. The results of the following facilities are excluded from our same-hospital information: (i) Hi‑Desert Medical Center, which we began operating on July 15, 2015, (ii) our Carondelet Heath Network joint venture, in which we acquired a majority interest on August 31, 2015, (iii) SLUH, which we divested on August 31, 2015, (iv) our joint venture with Baptist Health System, Inc., which we formed on October 2, 2015, (v) DMC Surgery Hospital, which we closed in October 2015, (vi) our two North Carolina hospitals, which we divested effective January 1, 2016, (vii) our four North Texas hospitals in which we divested a controlling interest effective January 1, 2016, but continue to operate, and (viii) our five Georgia hospitals, which we divested effective April 1, 2016.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Admissions, Patient Days and Surgeries	2016	2015	(Decrease)
Number of hospitals (at end of period)	67	67	—	(1)
Total admissions	715,502	717,218	(0.2)%
Adjusted patient admissions(2)	1,239,324	1,228,039	0.9%
Paying admissions (excludes charity and uninsured)	677,361	680,837	(0.5)%
Charity and uninsured admissions	38,141	36,381	4.8%
Admissions through emergency department	451,785	452,593	(0.2)%
Paying admissions as a percentage of total admissions	94.7%	94.9%	(0.2)	%(1)
Charity and uninsured admissions as a percentage of total admissions	5.3%	5.1%	0.2	%(1)
Emergency department admissions as a percentage of total admissions	63.1%	63.1%	—	%(1)
Surgeries — inpatient	195,641	196,352	(0.4)%
Surgeries — outpatient	256,301	254,932	0.5%
Total surgeries	451,942	451,284	0.1%
Patient days — total	3,269,558	3,286,026	(0.5)%
Adjusted patient days(2)	5,612,240	5,567,041	0.8%
Average length of stay (days)	4.57	4.58	(0.2)%
Licensed beds (at end of period)	18,118	18,130	(0.1)%
Average licensed beds	18,127	18,217	(0.5)%
Utilization of licensed beds(3)	49.4%	49.4%	—	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.
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

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Outpatient Visits	2016	2015	(Decrease)
Total visits	7,273,671	7,176,650	1.4%
Paying visits (excludes charity and uninsured)	6,784,173	6,670,711	1.7%
Charity and uninsured visits	489,498	505,939	(3.2)%
Emergency department visits	2,560,308	2,520,481	1.6%
Surgery visits	256,301	254,932	0.5%
Paying visits as a percentage of total visits	93.3%	93.0%	0.3	%(1)
Charity and uninsured visits as a percentage of total visits	6.7%	7.0%	(0.3)	%(1)

(1)	The change is the difference between 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Revenues	2016	2015	(Decrease)
Net operating revenues	$14,877	$14,148	5.2%
Revenues from charity and the uninsured	$950	$879	8.1%
Net inpatient revenues(1)	$9,776	$9,334	4.7%
Net outpatient revenues(1)	$5,347	$5,103	4.8%

(1)

Net inpatient revenues and net outpatient revenues are components of net operating revenues. Net inpatient revenues include self-pay revenues of $396 million and $340 million for the years ended December 31, 2016 and 2015, respectively. Net outpatient revenues include self-pay revenues of $554 million and $539 million for the years ended December 31, 2016 and 2015, respectively.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
Revenues on a Per Admission,			Increase
Per Patient Day and Per Visit Basis	2016	2015	(Decrease)
Net inpatient revenue per admission	$13,663	$13,014	5.0%
Net inpatient revenue per patient day	$2,990	$2,841	5.2%
Net outpatient revenue per visit	$735	$711	3.4%
Net patient revenue per adjusted patient admission(1)	$12,203	$11,756	3.8%
Net patient revenue per adjusted patient day(1)	$2,695	$2,593	3.9%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Provision for Doubtful Accounts	2016	2015	(Decrease)
Provision for doubtful accounts	$1,306	$1,203	8.6%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.1%	7.8%	0.3	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

	Same-Hospital
	Continuing Operations
	Years Ended December 31,
			Increase
Selected Operating Expenses	2016	2015	(Decrease)
Hospital Operations and other
Salaries, wages and benefits as a percentage of net operating revenues	47.9%	49.2%	(1.3)	%(1)
Supplies as a percentage of net operating revenues	16.7%	17.0%	(0.3)	%(1)
Other operating expenses as a percentage of net operating revenues	25.7%	24.5%	1.2	%(1)

(1)	The change is the difference between the 2016 and 2015 amounts shown.

REVENUES

Same-hospital net operating revenues increased $729 million, or 5.2%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in same-hospital net operating revenues in the 2016 period is primarily due to volume growth in higher acuity inpatient services, higher outpatient volumes, improved terms of our managed care contracts, incremental net revenues from the California provider fee program of $44 million and an increase in our other operations revenues. Same-hospital net inpatient revenues increased $442 million, or 4.7%, while same-hospital admissions decreased 0.2% in the 2016 period compared to the 2015 period. Same-hospital net inpatient revenue per admission increased 5.0%, primarily due to the improved terms of our managed care contracts and volume growth in higher acuity service lines, in the year ended December 31, 2016. Same-hospital net outpatient revenues increased $244 million, or 4.8%, and same-hospital outpatient visits increased 1.4% in the year ended December 31, 2016 compared to the year ended December 31, 2015. Growth in outpatient revenues and volumes was primarily driven by improved terms of our managed care contracts and increased outpatient volume levels associated with our outpatient development program. Same-hospital net outpatient revenue per visit increased 3.4% primarily due to the improved terms of our managed care contracts.

PROVISION FOR DOUBTFUL ACCOUNTS

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.1% and 7.8% for the years ended December 31, 2016 and 2015, respectively. The increases in the 2016 periods compared to the 2015 periods were driven by increases in uninsured revenues and volumes, and higher patient co–pays and deductibles.  The table below shows the net accounts receivable and allowance for doubtful accounts by payer at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$404	$—	$404	$360	$—	$360
Medicaid	46	—	46	70	—	70
Net cost report settlements payable and valuation allowances	(14)	—	(14)	(42)	—	(42)
Managed care	1,965	175	1,790	1,715	126	1,589
Self-pay uninsured	488	442	46	509	436	73
Self-pay balance after insurance	211	155	56	208	142	66
Estimated future recoveries	141	—	141	144	—	144
Other payers	458	216	242	442	166	276
Total Hospital Operations and other	3,699	988	2,711	3,406	870	2,536
Ambulatory Care	227	43	184	182	17	165
Total discontinued operations	2	—	2	3	—	3
	$3,928	$1,031	$2,897	$3,591	$887	$2,704

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2016,  our Hospital Operations and other segment collection rate on self-pay accounts was approximately 26.1%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2016, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 97.8% at December 31, 2016.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) accounts receivable days outstanding (“AR Days”), and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.725 billion and $2.578 billion at December 31, 2016 and 2015, respectively, excluding cost report settlements payable and valuation allowances of $14 million and $42 million at December 31, 2016 and 2015, respectively:

	December 31, 2016
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	92%	75%	61%	24%	60%
61-120 days	5%	15%	15%	14%	13%
121-180 days	2%	4%	8%	10%	6%
Over 180 days	1%	6%	16%	52%	21%
Total	100%	100%	100%	100%	100%

	December 31, 2015
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	90%	65%	64%	27%	62%
61-120 days	6%	16%	16%	19%	15%
121-180 days	2%	6%	7%	11%	7%
Over 180 days	2%	13%	13%	43%	16%
Total	100%	100%	100%	100%	100%

As of December 31, 2016, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $2.9 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 95% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2016 and December 31, 2015 by aging category for the hospitals currently in the program:

	December 31,	December 31,
	2016	2015
0-60 days	$84	$86
61-120 days	13	14
121-180 days	4	7
Over 180 days	4	18
Total	$105	$125

SALARIES, WAGES AND BENEFITS

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 130 basis points to 47.9% in the year ended December 31, 2016 compared to the same period in 2015. While same-hospital net operating revenues increased 5.2% in the year ended December 31, 2016 compared to the year ended December 31, 2015, same-hospital salaries, wages and benefits increased by only 2.2% in the year ended December 31, 2016 compared to the 2015 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees and increased employee health benefits costs, partially offset lower annual incentive compensation expense. Salaries, wages and benefits expense for the years ended December 31, 2016 and 2015 included stock-based compensation expense of $58 million and $77 million, respectively.

At December 31, 2016, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have six expired contracts covering approximately 8% of our unionized employees and are negotiating renewals under extension agreements. We are also negotiating first contracts at three hospitals and one physician practice covering approximately 5% of our unionized employees where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

SUPPLIES

Same-hospital supplies expense as a percentage of net operating revenues decreased by 30 basis points to 16.7% in the year ended December 31, 2016 compared to the same period in 2015.

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

OTHER OPERATING EXPENSES, NET

Same-hospital other operating expenses as a percentage of net operating revenues increased by 120 basis points to 25.7% in the year ended December 31, 2016 compared 24.5% to the same period in 2015. The increase in other operating expenses was primarily due to:

•

increased costs associated with funding indigent care services by hospitals we operated throughout both periods of $16 million, which costs were substantially offset by additional net patient revenues;

•	increased costs of $126 million associated with our health plans due to an increase in covered lives, which costs were partially offset by increased health plan revenues; and

•	increased costs of contracted services of $160 million.

Same-hospital malpractice expense in the 2016 period included a favorable adjustment of approximately $4 million due to a 16 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $3 million as a result of a 12 basis point increase in the interest rate in the 2015 period.

Ambulatory  Care  Segment

On June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of USPI into our new USPI joint venture, and we acquired Aspen, which operates nine private short-stay surgical hospitals and clinics in the United Kingdom, thereby forming our Ambulatory Care separate reportable business segment. The results of our USPI joint venture and Aspen are included in the financial and statistical information provided only for the period from acquisition to December 31, 2016.

Our USPI joint venture operates its surgical facilities in partnership with local physicians and, in many of these facilities, a healthcare system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity. The joint venture operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•

our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by our USPI joint venture.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (108 of 323 facilities at December 31, 2016), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method. We control 215 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries.

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

Our Ambulatory Care operating income is driven by the performance of all facilities our USPI joint venture operates and by the joint venture’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 67% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Years Ended December 31,
Ambulatory Care Results of Operations	2016	2015
Net operating revenues	$1,797	$959
Equity in earnings of unconsolidated affiliates	$122	$83
Salaries, wages and benefits	$594	$301
Supplies	$365	$188
Other operating expenses, net	$346	$196

Our Ambulatory Care net operating revenues increased by $838 million, or 87.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The growth in revenues was primarily due to our majority ownership interest in our USPI joint venture for the entire year ended December 2016 compared to only the period from June 15, 2015 to December 31, 2015.

Salaries, wages and benefits expense increased by $293 million, or 97.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to our majority ownership interest in our USPI joint venture for the entire year ended December 2016 compared to only the period from June 15, 2015 to December 31, 2015.

Supplies expense increased by $177 million, or 94.1%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to our majority ownership interest in our USPI joint venture for the entire year ended December 2016 compared to only the period from June 15, 2015 to December 31, 2015.

Other operating expenses increased by $150 million 76.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increases was primarily due to our majority ownership interest in our USPI joint venture for the entire year ended December 2016 compared to only the period from June 15, 2015 to December 31, 2015.

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

Ambulatory Care Facility Growth	Year Ended December 31, 2016
Net revenues	9.6%
Cases	5.2%
Net revenue per case	4.2%

Joint Ventures with Healthcare System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of December 31, 2016, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities with Healthcare System Partners	Year Ended December 31, 2016
Facilities:
With a healthcare system partner	177
Without a healthcare system partner	146
Total facilities operated	323
Change from December 31, 2015
Acquisitions	5
De novo	4
Dispositions/Mergers	(17)
Total decrease in number of facilities operated	(8)

Conifer  Segment

Our Conifer subsidiary generated net operating revenues of approximately $1.6 billion and $1.4 billion during the years ended December 31, 2016 and 2015, respectively, a portion of which was eliminated in consolidation as described in Note 20 to the Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $107 million, or 12.6%, in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients. Conifer typically incurs start-up and other transition costs during the initial term of new client contracts.

Other operating expenses for Conifer increased $39 million, or 13.2%, in the year ended December 31, 2016 compared to the year ended December 31, 2015 due to the growth in Conifer’s business primarily attributable to new clients. Conifer typically incurs start-up and other transition costs during the initial term of new client contracts.

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

Conifer’s master service agreement with Tenet expires in December 2018. Prior to the expiration, we will undertake a new fair market value analysis with respect to the pricing of these services and use that analysis in our negotiation of renewal contracts. As a result, it is possible that the pricing under the renegotiated agreements may be different from the current agreements. Any changes in the price or other terms of the contract could have a material impact on our Conifer segment’s results of operations. Conifer’s contract with Tenet represented approximately 41% of the net operating revenues Conifer recognized in the year ended December 31, 2016.

Consolidated

IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the year ended December 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $202 million. This amount included impairment charges of approximately $54 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at four of our hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, these hospitals are at risk of future impairments, particularly if we spend significant amounts of capital at the hospitals without generating a corresponding increase in the hospitals’ fair value or if the fair value of the hospitals’ real estate or equipment declines. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $163 million as of December 31, 2016 after recording the impairment charges. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract related intangibles and capitalized software costs not associated with the hospitals described above. Of the total impairment charges recognized for the year ended December 31, 2016, $76 million related to our Hospital Operations and other segment, $8 million related to our Ambulatory Care segment, and $3 million related to our Conifer segment. We also recorded $35 million of employee severance costs, $14 million of restructuring costs, $14 million of contract and lease termination fees, and $52 million in acquisition-related costs, which include $20 million of transaction costs and $32 million of acquisition integration costs.

During the year ended December 31, 2015, we recorded impairment and restructuring charges and acquisition-related costs of $318 million, including $168 million of impairment charges. We recorded an impairment charge of approximately $147 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, as a result of entering into a definitive agreement for the sale of SLUH during the three months ended June 30, 2015, as further described in Note 5. We also recorded impairment charges of approximately $19 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at two of our hospitals. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $45 million as of December 31, 2015 after recording the impairment charge. We also recorded $2 million of impairment charges related to investments. We also recorded $25 million of employee severance costs, $6 million of restructuring costs, $19 million of contract and lease termination fees, and $100 million in acquisition-related costs, which include $55 million of transaction costs and $45 million of acquisition integration costs.

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the years ended December 31, 2016 and 2015 were $293 million and $291 million, respectively. Of these amounts, $278 million and $219 million for the years ended December 31, 2016 and 2015, respectively, were attributable to accruals for the Clinica de la Mama matter, which is further described in Note 14 to our Consolidated Financial Statements.

GAINS ON SALES, CONSOLIDATION AND DECONSOLIDATION OF FACILITIES

During the year ended December 31, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $151 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $33 million of gains related to the consolidation of certain businesses of our USPI joint venture due to ownership changes.

During the year ended December 31, 2015, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $186 million, comprised of a $151 million gain on deconsolidation due to our joint venture with Baylor Scott & White Health (“BSW”), a $3 million gain from the sale of our North Carolina facilities and $32 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2016 was $979 million compared to $912 million for the year ended December 31, 2015, primarily due to increased borrowings related to our 2015 acquisitions.

INCOME TAX EXPENSE

During the year ended December 31, 2016, we recorded income tax expense of $67 million in continuing operations on pre-tax income of $248 million, compared to income tax expense of $68 million on pre-tax income of $144 million during the year ended December 31, 2015. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown below.

	Years Ended December 31,
	2016	2015
Tax expense at statutory federal rate of 35%	$87	$50
State income taxes, net of federal income tax benefit	16	18
Expired state net operating losses, net of federal income tax benefit	35	11
Tax attributable to noncontrolling interests	(106)	(59)
Nondeductible goodwill	29	22
Nontaxable gains	(11)	(11)
Nondeductible litigation costs	37	44
Nondeductible acquisition costs	1	4
Nondeductible health insurance provider fee	2	2
Changes in valuation allowance	(25)	4
Change in tax contingency reserves, including interest	(9)	7
Amendment of prior-year tax returns	—	(17)
Prior-year provision to return adjustments and other changes in deferred taxes	12	(12)
Other items	(1)	5
	$67	$68

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests was $368 million for the year ended December 31, 2016 compared to $218 million for the year ended December 31, 2015. Net income attributable to noncontrolling interests for the year ended December 31, 2016 was comprised of $31 million related to our Hospital Operations and other segment, $285 million related to our Ambulatory Care segment and $52 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $65 million was related to the minority interest in our USPI joint venture.

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

The Company believes the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to its peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain of these measures to evaluate management’s performance for the purpose of determining incentive compensation. Additional information regarding the purpose and utility of specific non-GAAP measures used by the Company is set forth below. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to other GAAP and non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. This non-GAAP measure may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(192)	$(140)
Less: Net income attributable to noncontrolling interests	(368)	(218)
Net income (loss) from discontinued operations, net of tax	(5)	2
Net income from continuing operations	181	76
Income tax expense	(67)	(68)
Investment earnings (losses)	8	1
Loss from early extinguishment of debt	—	(1)
Interest expense	(979)	(912)
Operating income	1,219	1,056
Litigation and investigation costs	(293)	(291)
Gains on sales, consolidation and deconsolidation of facilities	151	186
Impairment and restructuring charges, and acquisition-related costs	(202)	(318)
Depreciation and amortization	(850)	(797)
Adjusted EBITDA	$2,413	$2,276

Net operating revenues	$19,621	$18,634

Net loss from continuing operations as a % of operating revenues	(1.0)%	(0.8)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.3%	12.2%

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

Net operating revenues from our other operations were $3.370 billion and $2.390 billion in the years ended December 31, 2015 and 2014, respectively. The increase in net operating revenues from other operations during 2015 primarily relates to revenue cycle services provided by our Conifer subsidiary, as well as revenues from our USPI joint venture and Aspen acquisition, our health plans and physician practices. Equity in earnings of unconsolidated affiliates were $99 million and $12 million for the years ended December 31, 2015 and 2014, respectively. The increase in equity in earnings of unconsolidated affiliates in the 2015 period compared to the 2014 period primarily relates to our USPI joint venture.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Years Ended December 31,
Ambulatory Care Results of Operations	2015	2014
Net operating revenues	$959	$320
Equity in earnings of unconsolidated affiliates	$83	$—
Salaries, wages and benefits	$301	$87
Supplies	$188	$61
Other operating expenses, net	$196	$74

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

Other operating expenses increased by $122 million, or 164.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. These increases were driven by increases in other operating expenses from acquisitions of $113 million, and increases in our same‑facility supplies expense of $7 million, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

Joint Ventures with Healthcare System Partners

During the three months ended June 30, 2015, we established our new Ambulatory Care segment as a result of our joint venture with USPI and our purchase of Aspen. USPI’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of December 31, 2015, the majority of facilities in our Ambulatory Care segment are operated in this model.

Year Ended
Ambulatory Care Facilities with Healthcare System Partners	December 31, 2015
Facilities:
With a healthcare system partner	181
Without a healthcare system partner	152
Total facilities operated	333
Change from December 31, 2014
Acquired through USPI joint venture and Aspen acquisition	227
Other acquisitions	47
Dispositions/Mergers	(3)
Total increase in number of facilities operated	271

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

LITIGATION AND INVESTIGATION COSTS

Litigation and investigation costs for the years ended December 31, 2015 and 2014 were $291 million and $25 million, respectively, primarily related to costs associated with various legal proceedings and governmental reviews described in Note 14 to our Consolidated Financial Statements.

GAINS ON SALES, CONSOLIDATION AND DECONSOLIDATION OF FACILITIES

During the year ended December 31, 2015, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $186 million, comprised of a $151 million gain on deconsolidation due to our joint venture with BSW, a $3 million gain from the sale of our North Carolina facilities and $32 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2015 was $912 million compared to $754 million for the year ended December 31, 2014, primarily due to increased borrowings relating to our recent acquisitions and our $254 million payment to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System in South Texas.

LOSS FROM EARLY EXTINGUISHMENT OF DEBT

During the year ended December 31, 2014, we recorded a loss from early extinguishment of debt of approximately $24 million, primarily related to the difference between the redemption price and the par value of the $474 million aggregate principal amount of our 9 1/4%  senior unsecured notes due 2015 that we redeemed in the period, as well as the write-off of associated unamortized note discounts and issuance costs. During the year ended December 31, 2015, we recorded a loss of approximately $1 million.

INCOME TAX EXPENSE

During the year ended December 31, 2015, we recorded income tax expense of $68 million compared to $49 million during the year ended December 31, 2014.

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Net income attributable to noncontrolling interests was $218 million for the year ended December 31, 2015 compared to $64 million for the year ended December 31, 2014. Net income attributable to noncontrolling interests for the year ended December 31, 2015 was comprised of $31 million related to our Hospital Operations and other segment, $138 million related to our Ambulatory Care segment and $49 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $50 million was related to the Welsh, Carson, Anderson & Stowe minority interest in our USPI joint venture. The portion related to our Conifer segment is due to CHI’s ownership interest in Conifer’s principal operating subsidiary, Conifer Health Solutions, LLC.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2016:

		Years Ended December 31,					Later
	Total	2017	2018	2019	2020	2021	Years
	(In Millions)
Long-term debt(1)	$19,163	$902	$1,966	$2,419	$4,977	$2,418	$6,481
Capital lease obligations(1)	1,005	216	101	73	49	35	531
Long-term non-cancelable operating leases	1,216	215	182	156	125	102	436
Standby letters of credit	110	105	5	—	—	—	—
Guarantees(2)	95	72	21	2	—	—	—
Asset retirement obligations	236	—	—	—	—	—	236
Academic affiliation agreements(3)	82	54	19	9	—	—	—
Tax liabilities	25	—	—	—	—	—	25
Defined benefit plan obligations	690	62	21	22	22	22	541
Construction and capital improvements	5	5	—	—	—	—	—
Information technology contract services	1,193	259	248	240	244	181	21
Purchase orders	354	354	—	—	—	—	—
Total(4)	$24,174	$2,244	$2,563	$2,921	$5,417	$2,758	$8,271

(1)	Includes interest through maturity date/lease termination.
(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.
(3)	These agreements contain various rights and termination provisions.
(4)

Professional liability and workers’ compensation reserves, and our obligations under the Put/Call Agreement and the Baylor Put/Call Agreement, as defined in Note 15 to our Consolidated Financial Statements, have been excluded from the table. At December 31, 2016, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were approximately $181 million and $613 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were approximately $50 million and $204 million, respectively. Redeemable noncontrolling interests in our USPI joint venture that are subject to the Put/Call Agreement and the Baylor Put/Call Agreement totaled approximately $1.25 billion at December 31, 2016. In January 2017, subsidiaries of Welsh, Carson, Anderson & Stowe delivered a put notice for the minimum number of shares they are required to put to us in 2017 according to the Put/Call Agreement. The estimated amount we will pay to repurchase these shares is between $159 million and $170 million.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2016:

•

In December 2016, we sold $750 million aggregate amount of 7 1/2% senior secured second lien notes, which will mature on January 1, 2022. We will pay interest on the 7 1/2% senior secured second lien notes semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2017. The net proceeds of the notes were used, after payment of fees and expenses, to repay indebtedness outstanding under our senior secured revolving credit facility and for general corporate purposes.

As part of our long-term objective to manage our capital structure, we may from time to time seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities subject to prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. These actions are part of our strategy to manage our leverage and capital structure over time, which is dependent on our total amount of debt, our cash and our operating results. At December 31, 2016, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.03x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible assets divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections of Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable statutes and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the HIT requirements under ARRA), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisition of businesses. Capital expenditures were $875 million, $842 million and $933 million in the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2017 will total approximately $700 million to $750 million, including $179 million that was accrued as a liability at December 31, 2016. Our budgeted 2017 capital expenditures include approximately $3 million to improve disability access at certain of our facilities pursuant to the terms of a negotiated consent decree.

During the year ended December 31, 2016, we completed the transaction that allowed us to consolidate five microhospitals that were previously recorded as equity method investments. We also acquired majority interests in 28 ambulatory surgery centers (all of which are owned by our USPI joint venture) and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $117 million.

Interest payments, net of capitalized interest, were $932 million, $859 million and $726 million in the years ended December 31, 2016, 2015 and 2014, respectively. For the year ending December 31, 2017, we expect annual interest expense to increase by $50 million to $55 million from 2016 due primarily to the issuance of the 7 1/2% senior secured second lien notes in December 2016.

Income tax payments, net of tax refunds, were approximately $33 million in the year ended December 31, 2016 compared to approximately $7 million in the year ended December 31, 2015.  At December 31, 2016, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax expiring in 2025 to 2034, (2) approximately $30 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $24 million expiring in 2023 through 2036, and (4) state NOL carryforwards of $3.0 billion expiring in 2017 through 2036 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $19 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before October 1, 2013. All disputed issues with respect to these audits have been resolved, and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and Vanguard’s tax returns for fiscal years ended after October 1, 2013 remain subject to examination by the IRS. USPI tax returns for years ended after December 31, 2011 remain subject to audit.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2016 was primarily derived from net cash provided by operating activities, cash on hand, issuance of long-term debt and borrowings under our revolving credit facility. We had approximately $716 million of cash and cash equivalents on hand at December 31, 2016 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation as of December 31, 2016.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $558 million in the year ended December 31, 2016 compared to $1.026 billion in the year ended December 31, 2015. Key positive and negative factors contributing to the change between the 2016 and 2015 periods include the following:

•

Increased income from continuing operations before income taxes of $137 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, and depreciation and amortization in the year ended December 31, 2016 compared to the year ended December 31, 2015;

•	An increase of $491 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Approximately $84 million of additional net cash proceeds in the 2016 period related to supplemental Medicaid programs in California and Texas;

•

Higher aggregate annual 401(k) matching contributions and annual incentive compensation payments of $18 million and $9 million, respectively, in the year ended December 31, 2016 compared to the year ended December 31, 2015;

•	Higher interest payments of $73 million.

•	A $15 million decrease in cash used in discontinued operations; and

•	The timing of other working capital items.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash including by means of the sale of underutilized or inefficient assets.

Net cash used in investing activities was $430 million for the year ended December 31, 2016 compared to $1.317 billion for the year ended December 31, 2015. The primary reason for the decrease was due to acquisitions of businesses and joint venture interests of only $117 million in the 2016 period primarily related to freestanding outpatient facilities compared to $940 million in the 2015 period when we purchased Aspen and formed our USPI, Carondelet Health Network, and Baptist Health System, Inc. joint ventures. In the 2016 period, we generated $573 million of proceeds from the sale of our Georgia facilities compared to $549 million of proceeds in the 2015 period from: (i) the sale of SLUH; (ii) the sale of our hospitals, physician practices and related assets in North Carolina; and (iii) our joint venture with BSW. Capital expenditures were $875 million and $842 million in the years ended December 31, 2016 and 2015, respectively.

Net cash used in financing activities to purchase noncontrolling interests was $186 million and $268 million for the years ended December 31, 2016 and 2015, respectively. The 2016 amount included $127 million to increase our ownership interest in our USPI joint venture from 50.1% to approximately 56.3% under our Put/Call Agreement as defined in Note 15 to our Consolidated Financial Statements. The 2015 amount included $254 million to acquire the remaining 49% noncontrolling interest of our Valley Baptist Health System in South Texas.

In November 2015, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expired in December 2016. Pursuant to the share repurchase program, we paid approximately $40 million to repurchase a total of 1,242,806 shares during the period from the commencement of the program through December 31, 2015. There were no purchases under the program during the year ended December 31, 2016.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

We  have a senior secured revolving credit facility (as amended, “Credit Agreement”), which provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first priority lien on the accounts receivable owned by us and the subsidiary guarantors. At December 31, 2016, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2016, we had no cash borrowings outstanding under the revolving credit facility, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the revolving credit facility at December 31, 2016.

We have a letter of credit facility (as amended, “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. On September 15, 2016, we entered into an amendment to our existing letter of credit facility agreement in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, and reduce certain margins and fees payable under the LC Facility. We are in compliance with all covenants and conditions in our LC Facility. At December 31, 2016, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

In December 2016, we sold $750 million aggregate amount of 7 1/2% senior secured notes, which will mature on January 1, 2022. We will pay interest on the 7 1/2% senior secured second lien notes semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2017. The net proceeds of the notes were used, after payment of fees and expenses, to repay indebtedness outstanding under our senior secured revolving credit facility and for general corporate purposes.

In June 2015, we sold $900 million aggregate principal amount of floating rate senior secured notes, which will mature on June 15, 2020, and assumed $1.9 billion aggregate principal amount of 6 3/4% senior unsecured notes, which will mature on June 15, 2023, issued by THC Escrow Corporation II. We pay interest on the floating rate senior secured notes quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, which payments commenced on September 15, 2015. The 6 3/4% senior unsecured notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 3 1/2%. We pay interest on the 6 3/4% senior unsecured notes semi-annually in arrears on June 15 and December 15 of each year, which payments commenced on December 15, 2015. The proceeds from the sale of these notes were used to repay borrowings outstanding under a $400 million secured term loan facility and our Credit Agreement, as well as to refinance the debt of USPI and to pay the cash consideration in respect of our USPI joint venture and Aspen acquisition.

In September 2014, we sold $500 million aggregate principal amount of 5 1/2%  senior unsecured notes, which will mature on March 1, 2019. We pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on March 1, 2015. The proceeds from the sale of the notes were used for general corporate purposes, including the repayment of indebtedness and drawings under our Credit Agreement, related transaction fees and expenses, and acquisitions.

In June and March 2014, we sold $500 million and $600 million aggregate principal amount, respectively, of 5% senior unsecured notes, which will mature on March 1, 2019. We pay interest on the notes semi-annually in arrears on March 1 and September 1 of each year, which payments commenced on September 1, 2014. The net proceeds from the sale of the notes in June 2014 were used to redeem our 9 1/4%  senior unsecured notes due 2015 in July 2014. The net proceeds from the sale of the notes in March 2014 were used for general corporate purposes, including the repayment of borrowings under our Credit Agreement.

For additional information regarding our long-term debt and capital lease obligations, see Note 6 to the accompanying Consolidated Financial Statements.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide significant flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that has caused, and will continue to cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancing. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with legal proceedings and government investigations described in Note 14 to our Consolidated Financial Statements.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that substantially all of our current long-term indebtedness has fixed rates of interest.

We continue to aggressively identify and implement further actions to control costs and enhance our operating performance, including cash flow. Among the areas being addressed are capital allocation priorities, volume growth, including the acquisition of outpatient businesses, physician recruitment and alignment strategies, expansion of our Conifer services businesses, managed care payer contracting, procurement efficiencies, cost standardization, bad debt expense reduction initiatives, non-core hospitals and portfolio optimization, and certain hospital and overhead costs not related to patient care. Although these initiatives may result in improved performance, our performance may remain somewhat below our hospital management company peers because of geographic and other differences in hospital portfolios.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the years ended December 31, 2016, 2015 and 2014 include $2 million, $94 million and $49 million, respectively, of net operating revenues and ($7) million, $15 million and ($1) million, respectively, of operating income (loss) generated from hospitals operated by us under operating lease arrangements (one hospital in the year ended December 31, 2016, which was sold effective March 31, 2016 and two hospitals in the years ended December 31, 2015 and 2014). In accordance with GAAP, the applicable buildings and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $128 million of standby letters of credit outstanding and guarantees at December 31, 2016.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves as of December 31, 2016, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

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

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-pays and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer over a look-back period, and other relevant factors. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2016, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonable likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Our practice is to reduce the net carrying value of self-pay accounts receivable, including accounts related to the co-pays and deductibles due from patients with insurance, to their estimated net realizable value at the time of billing. Generally, uncollected balances are assigned to Conifer between 90 to 180 days, once patient responsibility has been identified. When accounts are assigned to Conifer by the hospital, the accounts are completely written off the hospital’s books through the provision for doubtful accounts, and an estimated future recovery amount is calculated and recorded as a receivable on the hospital’s books at the same time. The estimated future recovery amount is adjusted based on the aging of the accounts and changes to actual recovery rates. The estimated future recovery amount for self-pay accounts is written down whereby it is fully reserved if the amount is not paid within two years after the account is assigned to Conifer. At the present time, our more recent acquisitions have not yet been fully integrated into our Conifer collections processes.

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

Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2016, a 500 basis point increase in our frequency trend would increase the estimated reserves by $71 million, and a 500 decrease in our frequency trend would decrease the estimated reserves by $53 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $93 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $77 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 2.25%, 2.09% and 1.97% at December 31, 2016, 2015 and 2014, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $22 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2016,  2015 and 2014:

	December 31,
	2016	2015	2014
Case reserves	$189	$219	$253
Incurred but not reported and loss development reserves	675	584	472
Total undiscounted reserves	$864	$803	$725

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

Malpractice claims generally take four to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves at both December 31, 2016 and 2015 representing unsettled claims is approximately 98%.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2016	2015	2014
Accrual for professional and general liability claims, beginning of the year	$755	$681	$711
Assumed from acquisition	—	29	—
Expense (income) related to:(1)
Current year	228	151	144
Prior years	43	95	57
Expense (income) from discounting	(4)	(3)	7
Total incurred loss and loss expense	267	243	208
Paid claims and expenses related to:
Current year	—	(3)	(3)
Prior years	(228)	(195)	(235)
Total paid claims and expenses	(228)	(198)	(238)
Accrual for professional and general liability claims, end of year	$794	$755	$681

(1)

Total malpractice expense for continuing operations, including premiums for insured coverage, was $281 million, $283 million and $232 million in the years ended December 31, 2016, 2015 and 2014, respectively.

ACCRUALS FOR DEFINED BENEFIT PLANS

Our defined benefit plan obligations and related costs are calculated using actuarial concepts. The discount rate is a critical assumption in determining the elements of expense and liability measurement. We evaluate this critical assumption annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. During the years ended December 31, 2016 and 2015, the Society of Actuaries issued new mortality improvement scales (MP-2016 and MP‑2015, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2016 and 2015.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting these rates is a high-quality long-term corporate bond rate. A lower discount rate increases the present value of benefit obligations and impacts pension expense. Our discount rates for 2016 ranged from 4.25% to 4.42% and our discount rate for 2015 ranged from 4.67% to 4.75%. The assumed discount rate for pension plans reflects the market rates for high-quality corporate bonds currently available. A 100 basis point decrease in the assumed discount rate would increase total net periodic pension expense for 2017 by approximately $3 million and would increase the projected benefit obligation at December 31, 2016 by approximately $187 million. A 100 basis point increase in the assumed discount rate would decrease net periodic pension expense for 2017 by approximately $3 million and decrease the projected benefit obligation at December 31, 2016 by approximately $154 million.

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

During the year ended December 31, 2016, we recorded $87 million of impairment charges. This amount included charges of approximately $54 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at four of our hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, these hospitals are at risk of future impairments, particularly if we spend significant amounts of capital at the hospitals without generating a corresponding increase in the hospitals’ fair value or if the fair value of the hospitals’ real estate or equipment declines. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $163 million as of December 31, 2016 after recording the impairment charges. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract related intangibles and capitalized software costs not associated with the hospitals described above. Of the total impairment charges recognized for the year ended December 31, 2016, $76 million related to our Hospital Operations and other segment, $8 million related to our Ambulatory Care segment, and $3 million related to our Conifer segment. We also had three hospitals whose estimated future undiscounted cash flows did not exceed the carrying value of long-lived assets. However, in each case, the fair value of those assets, based on independent appraisals, established market values of comparable assets or internal estimates exceeded the carrying value, so no impairment was recorded. Future adverse trends that result in necessary changes in the assumptions underlying these estimates of future undiscounted cash flows could result in the hospitals’ estimated cash flows being less than the carrying value of the assets, which would require a fair value assessment of the long-lived assets and, if the fair value amount is less than the carrying value of the assets, impairment charges would occur and could be material.

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

As of December 31, 2016, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segment level.

Our Hospital Operations and other segment was structured as follows at December 31, 2016:

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

These regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment level. We also perform a goodwill impairment analysis for our Conifer and Ambulatory Care reporting units.

The allocated goodwill balance related to our Hospital Operations and other segment totals approximately $3.373 billion, of which the Texas Region has the largest balance at $1.894 billion. In our latest impairment analysis as of December 31, 2016, the estimated fair value of the Texas Region exceeded the carrying value of long-lived assets, including goodwill, by approximately 11%.

The allocated goodwill balance related to our Ambulatory Care segment, consisting generally of assets acquired in 2015 and 2016, totals approximately $3.447 billion. For the Ambulatory Care segment, we performed a qualitative analysis under the Financial Accounting Standards Board’s Accounting Standards Update 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Factors considered in the analysis included the length of time since the acquisition date fair value analyses were performed, recent and estimated future operating trends.

The allocated goodwill balance related to our Conifer segment totals approximately $605 million. In our latest impairment analysis as of December 31, 2016, the estimated fair value of the Conifer segment exceeded the carrying value of long-lived assets, including goodwill, by approximately 135%.

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

During the year ended December 31, 2015, we increased the valuation allowance by $9 million, $5 million due to the acquisition of USPI and $4 million due to changes in expected realizability of deferred tax assets, primarily related to unutilized state net operating loss carryforwards. During the year ended December 31, 2016, we decreased the valuation allowance by $24 million primarily due to the expiration or worthlessness of unutilized state net operating loss carryovers. The remaining balance in the valuation allowance as of December 31, 2016 is $72 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at December 31, 2016. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$191	$1,157	$1,694	$3,421	$1,958	$6,169	$14,590	$13,653
Average effective interest rates	6.2%	6.5%	5.5%	6.7%	4.7%	8.0%	6.8%

Variable rate long-term debt	$—	$—	$—	$900	$—	$—	$900	$896
Average effective interest rates	—%	—%	—%	4.5%	—%	—%	4.5%

At December 31, 2016, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At December 31, 2016, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2016. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2016.

Tenet’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2016, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ TREVOR FETTER	/s/ DANIEL J. CANCELMI
Trevor Fetter	Daniel J. Cancelmi
Chief Executive Officer and Chairman of the Board of Directors	Chief Financial Officer
February 27, 2017	February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 27, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tenet Healthcare Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2017

CONSOLIDATED BALANCE SHEETS

Dollars in Millions

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$716	$356
Accounts receivable, less allowance for doubtful accounts ($1,031 at December 31, 2016 and $887 at December 31, 2015)	2,897	2,704
Inventories of supplies, at cost	326	309
Income tax receivable	4	7
Assets held for sale	29	550
Other current assets	1,285	1,245
Total current assets	5,257	5,171
Investments and other assets	1,250	1,175
Deferred income taxes	871	776
Property and equipment, at cost, less accumulated depreciation and amortization ($4,974 at December 31, 2016 and $4,323 at December 31, 2015)	8,053	7,915
Goodwill	7,425	6,970
Other intangible assets, at cost, less accumulated amortization ($772 at December 31, 2016 and $659 at December 31, 2015)	1,845	1,675
Total assets	$24,701	$23,682

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$191	$127
Accounts payable	1,329	1,380
Accrued compensation and benefits	872	880
Professional and general liability reserves	181	177
Accrued interest payable	210	205
Liabilities held for sale	9	101
Accrued legal settlement costs	8	294
Other current liabilities	1,234	1,144
Total current liabilities	4,034	4,308
Long-term debt, net of current portion	15,064	14,383
Professional and general liability reserves	613	578
Defined benefit plan obligations	626	595
Deferred income taxes	279	37
Other long-term liabilities	610	557
Total liabilities	21,226	20,458
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,393	2,266
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 148,106,249 shares issued at December 31, 2016 and 146,920,454 shares issued at December 31, 2015	7	7
Additional paid-in capital	4,827	4,815
Accumulated other comprehensive loss	(258)	(164)
Accumulated deficit	(1,742)	(1,550)
Common stock in treasury, at cost, 48,420,650 shares at December 31, 2016 and 48,425,298 shares at December 31, 2015	(2,417)	(2,417)
Total shareholders’ equity	417	691
Noncontrolling interests	665	267
Total equity	1,082	958
Total liabilities and equity	$24,701	$23,682

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2016	2015	2014
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$21,070	$20,111	$17,908
Less: Provision for doubtful accounts	1,449	1,477	1,305
Net operating revenues	19,621	18,634	16,603
Equity in earnings of unconsolidated affiliates	131	99	12
Operating expenses:
Salaries, wages and benefits	9,356	9,011	8,023
Supplies	3,124	2,963	2,630
Other operating expenses, net	4,891	4,555	4,114
Electronic health record incentives	(32)	(72)	(104)
Depreciation and amortization	850	797	849
Impairment and restructuring charges, and acquisition-related costs	202	318	153
Litigation and investigation costs	293	291	25
Gains on sales, consolidation and deconsolidation of facilities	(151)	(186)	—
Operating income	1,219	1,056	925
Interest expense	(979)	(912)	(754)
Loss from early extinguishment of debt	—	(1)	(24)
Investment earnings	8	1	—
Net income from continuing operations, before income taxes	248	144	147
Income tax expense	(67)	(68)	(49)
Net income from continuing operations, before discontinued operations	181	76	98
Discontinued operations:
Net loss from operations	(6)	(5)	(17)
Litigation and investigation (costs) benefit	—	8	(18)
Income tax benefit (expense)	1	(1)	13
Net income (loss) from discontinued operations	(5)	2	(22)
Net income	176	78	76
Less: Net income attributable to noncontrolling interests	368	218	64
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(192)	$(140)	$12
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Net income (loss) from continuing operations, net of tax	$(187)	$(142)	$34
Net income (loss) from discontinued operations, net of tax	(5)	2	(22)
Net income (loss) attributable to Tenet Healthcare Corporation common shareholders	$(192)	$(140)	$12
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(1.88)	$(1.43)	$0.35
Discontinued operations	(0.05)	0.02	(0.23)
	$(1.93)	$(1.41)	$0.12
Diluted
Continuing operations	$(1.88)	$(1.43)	$0.34
Discontinued operations	(0.05)	0.02	(0.22)
	$(1.93)	$(1.41)	$0.12
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	99,321	99,167	97,801
Diluted	99,321	99,167	100,287

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

	Years Ended December 31,
	2016	2015	2014
Net income	$176	$78	$76
Other comprehensive income (loss):
Adjustments for defined benefit plans	(73)	3	(258)
Amortization of net actuarial loss included in net periodic benefit costs	12	12	4
Unrealized gains (losses) on securities held as available-for-sale	2	(2)	3
Foreign currency translation adjustments	(53)	5	—
Other comprehensive income (loss) before income taxes	(112)	18	(251)
Income tax benefit (expense) related to items of other comprehensive income (loss)	18	—	93
Total other comprehensive income (loss), net of tax	(94)	18	(158)
Comprehensive net income (loss)	82	96	(82)
Less: Comprehensive income attributable to noncontrolling interests	368	218	64
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(286)	$(122)	$(146)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Dollars in Millions,

Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balance at December 31, 2013	96,860	$7	$4,572	$(24)	$(1,422)	$(2,378)	$123	$878
Net income	—	—	—	—	12	—	31	43
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Contributions from noncontrolling interests	—	—	—	—	—	—	7	7
Other comprehensive income	—	—	—	(158)	—	—	—	(158)
Purchases (sales) of businesses and noncontrolling interests	—	—	(22)	—	—	—	10	(12)
Stock-based compensation expense and issuance of common stock	1,522	—	64	—	—	—	—	64
Balances at December 31, 2014	98,382	$7	$4,614	$(182)	$(1,410)	$(2,378)	$134	$785
Net income (loss)	—	—	—	—	(140)	—	52	(88)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Contributions from noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	18	—	—	—	18
Purchases (sales) of businesses and noncontrolling interests	—	—	124	—	—	—	128	252
Repurchases of common stock	(1,243)	—	—	—	—	(40)	—	(40)
Stock-based compensation expense and issuance of common stock	1,356	—	77	—	—	1	—	78
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(192)	—	138	(54)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Other comprehensive loss	—	—	—	(94)	—	—	—	(94)
Purchases (sales) of businesses and noncontrolling interests	—	—	(40)	—	—	—	146	106
Purchase accounting adjustments	—	—	—	—	—	—	225	225
Stock-based compensation expense, tax benefit and issuance of common stock	1,191	—	52	—	—	—	—	52
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

	Years Ended December 31,
	2016	2015	2014
Net income	$176	$78	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850	797	849
Provision for doubtful accounts	1,449	1,477	1,305
Deferred income tax expense	41	42	30
Stock-based compensation expense	68	69	51
Impairment and restructuring charges, and acquisition-related costs	202	318	153
Litigation and investigation costs	293	291	25
Loss from early extinguishment of debt	—	1	24
Gains on sales, consolidation and deconsolidation of facilities	(151)	(186)	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(13)	(99)	(10)
Amortization of debt discount and debt issuance costs	41	41	28
Pre-tax (income) loss from discontinued operations	6	(3)	35
Other items, net	(1)	59	(30)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,604)	(1,632)	(1,896)
Inventories and other current assets	(83)	(130)	(314)
Income taxes	(8)	18	3
Accounts payable, accrued expenses and other current liabilities	(51)	68	505
Other long-term liabilities	40	38	44
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(691)	(200)	(168)
Net cash used in operating activities from discontinued operations, excluding income taxes	(6)	(21)	(23)
Net cash provided by operating activities	558	1,026	687
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(875)	(842)	(933)
Purchases of businesses or joint venture interests, net of cash acquired	(117)	(940)	(428)
Proceeds from sales of facilities and other assets	573	549	6
Proceeds from sales of marketable securities, long-term investments and other assets	62	60	52
Purchases of equity investments	(39)	(134)	(12)
Other assets	(31)	(4)	(8)
Other items, net	(3)	(6)	1
Net cash used in investing activities	(430)	(1,317)	(1,322)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,895)	(2,815)	(2,430)
Proceeds from borrowings under credit facility	1,895	2,595	2,245
Repayments of other borrowings	(154)	(2,049)	(683)
Proceeds from other borrowings	760	3,158	1,608
Repurchases of common stock	—	(40)	—
Debt issuance costs	(12)	(80)	(27)
Distributions paid to noncontrolling interests	(218)	(110)	(45)
Proceeds from sale of noncontrolling interests	22	11
Purchase of noncontrolling interests	(186)	(268)	—
Proceeds from exercise of stock options	4	15	26
Other items, net	16	37	21
Net cash provided by financing activities	232	454	715
Net increase in cash and cash equivalents	360	163	80
Cash and cash equivalents at beginning of period	356	193	113
Cash and cash equivalents at end of period	$716	$356	$193
Supplemental disclosures:
Interest paid, net of capitalized interest	$(932)	$(859)	$(726)
Income tax payments, net	$(33)	$(7)	$(8)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At December 31, 2016, we operated 79 hospitals, 20 short-stay surgical hospitals, approximately 470 outpatient centers, nine facilities in the United Kingdom and six health plans (certain of which are classified as held for sale, as described in Note 4) through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). We hold noncontrolling interests in 124 facilities, which are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Effective June 16, 2015, we completed the transaction that combined our freestanding ambulatory surgery and imaging center assets with the short-stay surgical facility assets of United Surgical Partners International, Inc. (“USPI”) into our new USPI joint venture. We also refinanced approximately $1.5 billion of existing USPI debt and paid approximately $424 million to align the respective valuations of the assets contributed to the joint venture. In April 2016, we paid approximately $127 million to purchase additional shares, which increased our ownership interest in the USPI joint venture from 50.1% to approximately 56.3%. In addition, we completed the acquisition of European Surgical Partners Ltd. (“Aspen”) for approximately $226 million on June 16, 2015. Aspen has nine private hospitals and clinics in the United Kingdom.

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

Certain prior-year amounts have also been reclassified to conform to current-year presentation, primarily related to the lines presented on our Consolidated Statements of Cash Flows.

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

Translation of Foreign Currencies

The accounts of Aspen were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity. Deferred U.S. taxes have not been provided with respect to translation gains or losses because Aspen’s accumulated earnings are indefinitely reinvested outside the United States.

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

We have a system and estimation process for recording Medicare net patient revenue and estimated cost report settlements. This results in us recording accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted. Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2016, 2015 and 2014 by $54 million, $64 million, and $20 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Years Ended December 31,
	2016	2015	2014
General Hospitals:
Medicare	$3,374	$3,403	$3,395
Medicaid	1,346	1,451	1,482
Managed care	10,126	10,098	9,027
Indemnity, self-pay and other	1,621	1,726	1,561
Acute care hospitals — other revenue	21	63	53
Other:
Other operations	4,582	3,370	2,390
Net operating revenues before provision for doubtful accounts	$21,070	$20,111	$17,908

Provision for Doubtful Accounts

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-pays and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

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

Electronic Health Record Incentives

Under certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”), federal incentive payments are available to hospitals, physicians and certain other professionals when they adopt, implement or upgrade (“AIU”) certified electronic health record (“EHR”) technology or become “meaningful users,” as defined under ARRA, of EHR technology in ways that demonstrate improved quality, safety and effectiveness of care. We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2016, 2015 and 2014, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized approximately $32 million, $72 million and $104 million of Medicare and Medicaid EHR incentive payments as a reduction to expense in our Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $716 million and $356 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, our book overdrafts were approximately $279 million and $301 million, respectively, which were classified as accounts payable.

At December 31, 2016 and 2015, approximately $232 million and $171 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries and our health plan-related businesses.

Also at December 31, 2016 and 2015, we had $179 million and $133 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $141 million and $95 million, respectively, were included in accounts payable.

During the years ended December 31, 2016 and 2015, we entered into non-cancellable capital leases of approximately $160 million and $162 million, respectively, primarily for equipment.

Investments in Debt and Equity Securities

We classify investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2016 and 2015, we had no significant investments in securities classified as either held-to-maturity or trading. We carry securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates

We control 215 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 323 at December 31, 2016), four of the hospitals our Hospital Operations and other segment operates, and 12 additional facilities in which our Hospital Operations and other segment holds a ownership interests under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31, 2016	December 31, 2015
Current assets	$943	$866
Noncurrent assets	$991	$854
Current liabilities	$(320)	$(301)
Noncurrent liabilities	$(345)	$(377)
Noncontrolling interests	$(494)	$(309)

	Years Ended December 31,
	2016	2015
Net operating revenues	$2,823	$1,335
Net income	$573	$436
Net income attributable to the investees	$343	$356

Our equity method investment that contributes the most to our equity in earnings of unconsolidated affiliates is Texas Health Ventures Group, LLC (“THVG”), which is operated by our USPI joint venture. THVG represented $61 million of the total $131 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2016 and $35 million of the total $99 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2015.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are generally amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2016, 2015 and 2014, capitalized interest was $22 million, $12 million and $25 million, respectively.

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

Other intangible assets primarily consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years, costs of acquired management and other contract service rights, most of which have indefinite lives, and miscellaneous intangible assets.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate 2.25% at December 31, 2016 and 2.09% at December 31, 2015. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our general hospitals generated 78%, 83% and 87% of our net operating revenues before provision for doubtful accounts in the years ended December 31, 2016, 2015 and 2014, respectively. Each of our operating regions and markets related to our general hospitals report directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the regional, market or hospital level.

Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 4). In the three months ended June 30, 2015, we began reporting Ambulatory Care as a separate reportable business segment. Previously, our business consisted of our Hospital Operations and other segment and our Conifer segment, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations and health plans.

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

NOTE 2. EQUITY

Noncontrolling Interests

Our noncontrolling interests balances at December 31, 2016 and 2015 in our Consolidated Statements of Shareholders’ Equity were comprised of $89 million and $20 million, respectively, from our Hospital Operations and other segment, and $576 million and $247 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 were comprised of $11 million, $24 million and $30 million, respectively, from our Hospital Operations and other segment, and $127 million, $28 million and $1 million, respectively, from our Ambulatory Care segment.

Share Repurchase Program

In November 2015, we announced that our board of directors had authorized the repurchase of up to $500 million of our common stock through a share repurchase program that expired in December 2016.  Pursuant to the share repurchase program, we paid approximately $40 million to repurchase a total of 1,242,806 shares during the period from the commencement of the program through December 31, 2015. There were no purchases under the program during the year ended December 31, 2016.

			Total Number of	Maximum Dollar Value
	Total Number of	Average Price	Shares Purchased as	of Shares That May Yet
	Shares	Paid Per	Part of Publicly	Be Purchased Under
Period	Purchased	Share	Announced Program	the Program
	(In Thousands)		(In Thousands)	(In Millions)
November 1, 2015 through November 30, 2015	978	$32.71	978	$468
December 1, 2015 through December 31, 2015	265	30.25	265	460
November 1, 2015 through December 31, 2015	1,243	$32.18	1,243	$460

NOTE 3. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	December 31,	December 31,
	2016	2015
Continuing operations:
Patient accounts receivable	$3,799	$3,486
Allowance for doubtful accounts	(1,031)	(887)
Estimated future recoveries	141	144
Net cost reports and settlements payable and valuation allowances	(14)	(42)
	2,895	2,701
Discontinued operations	2	3
Accounts receivable, net	$2,897	$2,704

At December 31, 2016 and 2015, our allowance for doubtful accounts was 27.1% and 25.4%, respectively, of our patient accounts receivable. Our allowance was impacted by higher patient co–pays and deductibles, as well increases in our uninsured revenues and volumes during the three months ended December 31, 2016 compared to the same period in 2015. Additionally, the composition of our accounts receivable has been impacted by our acquisition and divestiture activity.

Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At December 31, 2016 and 2015, our allowance for doubtful accounts for self-pay was 85.4% and 80.6%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At December 31, 2016 and 2015, our allowance for doubtful accounts for managed care was 9.9% and 7.5%, respectively, of our managed care patient accounts receivable.

Accounts assigned to our Conifer subsidiary are written off and excluded from patient accounts receivable and allowance for doubtful accounts; however, an estimate of future recoveries from all accounts at our Conifer subsidiary is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets. At the present time, our more recent acquisitions have not yet been fully integrated into our Conifer collections processes.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The table below shows our estimated costs of caring for our self-pay patients and charity care patients and revenues attributable to Medicaid DSH and other supplement revenues we recognize for the years ended December 31, 2016,  2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Estimated costs for:
Self-pay patients	$644	$678	$620
Charity care patients	$146	$191	$180
Medicaid DSH and other supplemental revenues	$906	$888	$817

At December 31, 2016 and 2015, we had approximately $537 million and $387 million, respectively, of receivables recorded in other current assets and approximately $139 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Consolidated Balance Sheets related to California’s provider fee program.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended September 30, 2016, certain of our health plan assets and liabilities met the criteria to be classified as held for sale. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $27 million of our health plan assets as “assets held for sale” in current assets and $13 million of our health plan liabilities as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2016.

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. In accordance with ASC 360, we classified $549 million of our assets in Georgia as “assets held for sale” in current assets and $101 million of our liabilities in Georgia as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $46 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Consolidated Balance Sheet at December 31, 2016.

In the three months ended June 30, 2015, we entered into a definitive agreement for the sale of the assets of our Saint Louis University Hospital (“SLUH”) to Saint Louis University. In accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified SLUH’s assets as “assets held for sale” in current assets and SLUH’s liabilities as “liabilities held for sale” in current liabilities in our Consolidated Balance Sheet at June 30, 2015. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. As a result of this anticipated transaction, we recorded an impairment charge of $147 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, in the three months ended June 30, 2015. We completed the sale of SLUH on August 31, 2015 at a transaction price of approximately $32 million, excluding working capital and subject to customary purchase price adjustments. Because we did not sell SLUH’s accounts receivable related to the pre-closing period, net receivables of approximately $12 million are included in accounts receivable, less allowance for doubtful accounts, in the accompanying Consolidated Balance Sheet at December 31, 2016.

Our hospitals, physician practices and related assets in North Carolina also met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. We completed the sale of our North Carolina assets on December 31, 2015 at a transaction price of approximately $191 million and recognized a gain on sale of approximately $3 million. Because we did not sell the related accounts receivable related to the pre-closing period, net receivables of approximately $8 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Consolidated Balance Sheet at December 31, 2016.

During the three months ended March 31, 2015, we entered into definitive agreements to form two joint ventures with affiliates of Baylor Scott & White Holdings (“BSW Holdings”), the parent company of Baylor Scott & White Health, involving the ownership and operation of the hospitals formerly known as Centennial Medical Center, Doctors Hospital at White Rock Lake, Lake Pointe Medical Center and Texas Regional Medical Center at Sunnyvale (collectively, “our North Texas hospitals”) – which we continue to operate – and Baylor Medical Center at Garland – which is  operated by an affiliate of BSW Holdings, which, through its affiliates, holds a majority ownership interest in the joint ventures. The transactions closed on December 31, 2015 at a net transaction price of approximately $288 million, and we recorded a gain on deconsolidation of these facilities of approximately $151 million. We also recorded an equity investment in the new joint ventures of approximately $164 million, which included $11 million of cash contributed at closing.

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2016, 2015 and 2014 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

At December 31, 2016, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Within our Hospital Operations and other segment, our regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segments.

Our Hospital Operations and other segment was structured as follows at December 31, 2016:

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

These regions and markets are reporting units used to perform our goodwill impairment analysis and are one level below our hospital operations reportable business segment.  We also perform a goodwill impairment analysis for our Conifer and Ambulatory Care reporting units. Effective in January 2017, our Florida, Northeast and Southern regions and our Detroit market were combined to form our Eastern region. Our Eastern region includes all of our hospitals and other operations in Alabama, Florida, Illinois, Massachusetts, Michigan, Missouri, Pennsylvania,  South Carolina and Tennessee. Subsequent to this change, our Hospital Operations and other segment is comprised of our Eastern, Texas and Western regions.

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

Year Ended December 31, 2016

During the year ended December 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $202 million. This amount included impairment charges of approximately $54 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software cost classified as other intangible assets, to their estimated fair values at four of our hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends include reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. Unless the anticipated future financial trends of these hospitals improve to the extent that the estimated future undiscounted cash flows exceed the carrying value of the long-lived assets, these hospitals are at risk of future impairments, particularly if we spend significant amounts of capital at the hospitals without generating a corresponding increase in the hospitals’ fair value or if the fair value of the hospitals’ real estate or equipment declines. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $163 million as of December 31, 2016 after recording the impairment charges. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract related intangibles and capitalized software costs not associated with the hospitals described above. Of the total impairment charges recognized for the year ended December 31, 2016, $76 million related to our Hospital Operations and other segment, $8 million related to our Ambulatory Care segment, and $3 million related to our Conifer segment. We also recorded $35 million of employee severance costs, $14 million of restructuring costs, $14 million of contract and lease termination fees, and $52 million in acquisition-related costs, which include $20 million of transaction costs and $32 million of acquisition integration costs.

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

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Senior unsecured notes:
5% due 2019	$1,100	$1,100
5 1/2% due 2019	500	500
6 3/4% due 2020	300	300
8% due 2020	750	750
8 1/8% due 2022	2,800	2,800
6 3/4% due 2023	1,900	1,900
6 7/8% due 2031	430	430
Senior secured notes:
6 1/4% due 2018	1,041	1,041
4 3/4% due 2020	500	500
6% due 2020	1,800	1,800
Floating % due 2020	900	900
4 1/2% due 2021	850	850
4 3/8% due 2021	1,050	1,050
7 1/2% due 2022	750	—
Capital leases and mortgage notes	819	852
Unamortized issue costs, note discounts and premiums	(235)	(263)
Total long-term debt	15,255	14,510
Less current portion	191	127
Long-term debt, net of current portion	$15,064	$14,383

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) which provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly-owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2016, we had no cash borrowings outstanding under the Credit Agreement and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the revolving Credit Agreement at December 31, 2016.

Letter of Credit Facility

We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. On September 15, 2016, we entered into an amendment to the existing letter of credit facility agreement in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, (ii) reduce the margin payable with respect to unreimbursed drawings under letters of credit and undrawn letters of credit issued under the LC Facility, and (iii) reduce the commitment fee payable with respect to the undrawn portion of the commitments under the LC Facility.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt to EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2016, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Notes

All of our senior secured notes are guaranteed by certain of our wholly owned domestic hospital company subsidiaries and secured by a first-priority pledge of the capital stock and other ownership interests of those subsidiaries. Our 7 1/2% senior secured second lien notes (the “Second Lien Notes”), are secured by a second-priority pledge of the capital stock and other ownership interests of those subsidiaries, and the remaining senior secured notes are secured by a first-priority pledge of the capital stock and other ownership interests of those subsidiaries. All of our senior secured notes and the related subsidiary guarantees are our and the subsidiary guarantors’ senior secured obligations. All of our senior secured notes rank equally in right of payment with all of our other senior secured indebtedness. Our senior secured notes rank senior to any subordinated indebtedness that we or such subsidiary guarantors may incur; they are effectively senior to our and such subsidiary guarantors’ existing and future unsecured indebtedness and other liabilities to the extent of the value of the collateral securing the notes and the subsidiary guarantees; they are effectively subordinated to our and such subsidiary guarantors’ obligations under our Credit Agreement to the extent of the value of the collateral securing borrowings thereunder; and they are structurally subordinated to all obligations of our non-guarantor subsidiaries.

The indentures setting forth the terms of our senior secured notes contain provisions governing our ability to redeem the notes and the terms by which we may do so. At our option, we may redeem our senior secured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed plus the make-whole premium set forth in the related indenture, together with accrued and unpaid interest thereon, if any, to the redemption date.  Certain series of the senior secured notes may also be redeemed, in whole or in part, at certain redemption prices set forth in the applicable indentures, together with accrued and unpaid interest. In addition, we may be required to purchase for cash all or any part of each series of our senior secured notes upon the occurrence of a change of control (as defined in the applicable indentures) for a cash purchase price of 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.

In December 2016, we sold $750 million aggregate amount of Second Lien Notes, which will mature on January 1, 2022. We will pay interest on the Second Lien Notes semi-annually in arrears on January 1 and July 1 of each year, commencing on July 1, 2017. The net proceeds of the Second Lien Notes were used, after payment of fees and expenses, to repay indebtedness outstanding under our Credit Agreement and for general corporate purposes.

Senior Unsecured Notes

All of our senior unsecured notes are general unsecured senior debt obligations that rank equally in right of payment with all of our other unsecured senior indebtedness, but are effectively subordinated to our senior secured notes described above, the obligations of our subsidiaries and any obligations under our Credit Agreement to the extent of the value of the collateral. We may redeem any series of our senior unsecured notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a make-whole premium specified in the applicable indenture, together with accrued and unpaid interest to the redemption date.

Covenants

Credit Agreement. Our Credit Agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met if the designated excess availability under the revolving credit facility falls below $100 million, as well as limits on debt, asset sales and prepayments of senior debt. The Credit Agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $100 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

Senior Secured Notes. The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0; provided that the aggregate amount of all such debt secured by a lien on par to the lien securing the senior secured notes may not exceed the amount that would cause the secured debt ratio to exceed 3.0 to 1.0.

Senior Unsecured Notes. The indentures governing our senior unsecured notes contain covenants and conditions that have, among other requirements, limitations on (1) liens on “principal properties” and (2) sale and lease-back transactions with respect to principal properties. A principal property is defined in the senior unsecured notes indentures as a hospital that has an asset value on our books in excess of 5% of our consolidated net tangible assets, as defined in such indentures. The above limitations do not apply, however, to (1) debt that is not secured by principal properties or (2) debt that is secured by principal properties if the aggregate of such secured debt does not exceed 15% of our consolidated net tangible assets, as further described in the indentures. The senior unsecured notes indentures also prohibit the consolidation, merger or sale of all or substantially all assets unless no event of default would result after giving effect to such transaction.

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2016 are as follows:

		Years Ending December 31,					Later
	Total	2017	2018	2019	2020	2021	Years
Long-term debt, including capital lease obligations	$15,490	$192	$1,157	$1,694	$4,321	$1,958	$6,168
Long-term non-cancelable operating leases	$1,216	$215	$182	$156	$125	$102	$436

Rental expense under operating leases, including short-term leases, was $335 million, $292 million and $242 million in the years ended December 31, 2016, 2015 and 2014, respectively. Included in rental expense for each of these periods was sublease income of $13 million, $12 million and $9 million, respectively, which were recorded as a reduction to rental expense.

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

At December 31, 2016, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $95 million. We had a total liability of $90 million recorded for these guarantees included in other current liabilities at December 31, 2016.

At December 31, 2016, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $26 million. Of the total, $14 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Consolidated Balance Sheet at December 31, 2016.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We currently grant stock-based awards to our directors and key employees pursuant to our 2008 Stock Incentive Plan, which was approved by our shareholders at their 2008 annual meeting. At December 31, 2016, assuming outstanding Performance Restricted Stock Units for which performance has not yet been determined will achieve Target performance, approximately 7.2 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units (6.2 million shares remain available if we assume Maximum performance for outstanding Performance Restricted Stock Units for which performance has not yet been determined). Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Options and time-based restricted stock units typically vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units (and, in prior years, have granted performance-based options) that vest subject to the achievement of specified performance goals within a specified timeframe.

Our Consolidated Statement of Operations for the years ended December 31, 2016, 2015 and 2014 includes $60 million, $77 million and $51 million, respectively, of pretax compensation costs related to our stock-based compensation arrangements ($38 million, $48 million and $32 million, respectively, after-tax). The table below shows certain stock option and restricted stock unit grants and other awards that comprise the stock-based compensation expense recorded in the year ended December 31, 2016. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

				Stock-Based
			Fair Value	Compensation Expense
		Exercise Price	Per Share at	for Year Ended
Grant Date	Awards	Per Share	Grant Date	December 31, 2016
	(In Thousands)			(In Millions)
Restricted Stock Units:
May 13, 2016	90		21.92	2
March 10, 2016	658		25.50	5
February 25, 2015	1,400		45.63	21
August 25, 2014	526		59.90	5
February 26, 2014	1,268		44.12	19
June 13, 2013	318		47.13	3
Other grants				5
				$60

Prior to our shareholders approving the 2008 Stock Incentive Plan, we granted stock-based awards to our directors and employees pursuant to other plans. Stock options remain outstanding under those other plans, but no additional stock-based awards will be granted under them.

Pursuant to the terms of our stock-based compensation plans, awards granted under the plans vest and may be exercised as determined by the compensation committee of our board of directors. In the event of a change in control, the human resources committee of our Board of Directors may, at its sole discretion without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2016, 2015 and 2014:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2013	3,308,111	$30.79
Granted	—
Exercised	(699,910)	33.53
Forfeited/Expired	(624,052)	47.97
Outstanding at December 31, 2014	1,984,149	$24.42
Granted	—	—
Exercised	(340,869)	29.85
Forfeited/Expired	(36,438)	42.08
Outstanding at December 31, 2015	1,606,842	$22.87
Granted	—	—
Exercised	(111,715)	17.88
Forfeited/Expired	(59,206)	18.68
Outstanding at December 31, 2016	1,435,921	$22.87	$2	2.1	years
Vested and expected to vest at December 31, 2016	1,435,921	$22.87	$2	2.1	years
Exercisable at December 31, 2016	1,435,921	$22.87	$2	2.1	years

There were 111,715 stock options exercised during the year ended December 31, 2016 with an aggregated intrinsic value of approximately $1 million, and 340,869 stock options exercised during the same period in 2015 with an aggregate intrinsic value of approximately $8 million. There were no stock options granted in the years ended December 31, 2016 or 2015.

The following table summarizes information about our outstanding stock options at December 31, 2016:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	172,219	2.2	years	$4.56	172,219	$4.56
$4.57 to $25.089	827,315	2.8	years	20.85	827,315	20.85
$25.09 to $32.569	182,000	0.2	years	26.40	182,000	26.40
$32.57 to $42.529	254,387	1.2	years	39.31	254,387	39.31
	1,435,921	2.1	years	$22.87	1,435,921	$22.87

As of December 31, 2016, approximately 96.1% of all our outstanding options were held by current employees and approximately 3.9% were held by former employees. Approximately 12% of our outstanding options were in-the-money, that is, they had exercise price less than the $14.84 market price of our common stock on December 31, 2016, and approximately 88% were out-of-the-money, that is, they had an exercise price of more than $14.84 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	150,975	87.5%	1,228,869	97.3%	1,379,844	96.1%
Former employees	21,544	12.5%	34,533	2.7%	56,077	3.9%
Totals	172,519	100.0%	1,263,402	100.0%	1,435,921	100.0%
% of all outstanding options	12.0%		88.0%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2013	2,707,222	$33.34
Granted	1,772,276	48.42
Vested	(1,009,927)	27.49
Forfeited	(169,851)	36.64
Unvested at December 31, 2014	3,299,720	$40.99
Granted	1,718,057	45.51
Vested	(1,210,159)	38.40
Forfeited	(180,386)	42.46
Unvested at December 31, 2015	3,627,232	$44.69
Granted	1,626,329	30.05
Vested	(1,644,616)	42.95
Forfeited	(434,412)	38.59
Unvested at December 31, 2016	3,174,533	$38.75

In the year ended December 31, 2016, we granted 737,493 restricted stock units subject to time-vesting of which 504,511 will vest and be settled ratably over a three-year period from the grant date, 57,139 will vest and be settled on the third anniversary of the grant date and 175,843 will vest and be settled on the fifth anniversary of the grant date. In addition, in May 2016, we made an annual grant of 90,105 restricted stock units to our non-employee directors for the 2016-2017 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. The Board of Directors appointed four new members, two in January 2016 and two in November 2016. We made initial grants totaling 13,190 restricted stock units to these directors, as well as prorated annual grants totaling 19,648 restricted stock units. Both the initial grants and the annual grants vested immediately, however the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 474,443 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2016 to 2018. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 474,443 units granted, depending on our level of achievement with respect to the performance goals. Moreover, in the year ended December 31, 2016, we granted 291,540 restricted stock units as a result of our level of achievement with respect to prior-year target performance goals.

In the year ended December 31, 2015, we granted 1,142,230 restricted stock units subject to time-vesting, of which 1,067,383 will vest and be settled ratably over a three-year period from the grant date and 31,000 will vest 100% on the fifth anniversary of the grant date. In addition, in May 2015, we made an annual grant of 43,847 restricted stock units to our non-employee directors for the 2015-2016 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. In March 2015, following the appointment of a new member of our Board of Directors, we made an initial grant of 1,311 restricted stock units to that director, which units vested immediately, but will not settle until her separation from the Board, as well as a prorated annual grant of 526 restricted stock units for the 2014-2015 board service year, which units vested immediately, but will not settle until the earlier of three years from the date of grant or her separation from the board. Also, we granted 306,968 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of a specified one-year performance goal for the year ending December 31, 2015. The performance-based restricted stock units will vest ratably over a three-year period from the grant date.

As of December 31, 2016, there were $66 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2016, there were approximately 3,853,179 shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Number of shares	217,184	145,290	162,128
Weighted average price	$17.21	$43.96	$46.91

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plan, were approximately $116 million, $105 million and $92 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. One of these SERPs was frozen during the year ended December 31, 2014. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the years ended December 31, 2016 and 2015, the Society of Actuaries issued new mortality improvement scales (MP-2016 and MP‑2015, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2016 and 2015. These changes to our mortality assumptions decreased our projected benefit obligations as of December 31, 2016 and 2015 by approximately $20 million and $25 million, respectively. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,455)	$(1,559)
Service cost	(2)	(3)
Interest cost	(69)	(64)
Actuarial gain(loss)	(58)	96
Benefits paid	109	75
Ending obligations	(1,475)	(1,455)
Fair value of plans assets
Beginning plan assets	815	898
Gain (loss) on plan assets	36	(36)
Employer contribution	25	8
Benefits paid	(90)	(55)
Ending plan assets	786	815
Funded status of plans	$(689)	$(640)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(63)	$(45)
Other long-term liability	$(626)	$(595)
Accumulated other comprehensive loss	$322	$261

SERP Assumptions:
Discount rate	4.25%	4.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2016	December 31, 2015
DMC Pension Plan Assumptions:
Discount rate	4.42%	4.67
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2016	December 31, 2015

(1)	The accumulated benefit obligation at December 31, 2016 and 2015 was approximately $1.461 billion and $1.443 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2016	2015	2014
Service costs	$2	$3	$3
Interest costs	69	64	66
Expected return on plan assets	(51)	(57)	(60)
Amortization of net actuarial loss	12	12	4
Net periodic benefit cost	$32	$22	$13
SERP Assumptions:
Discount rate	4.75%	4.25%	5.00%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2016	January 1, 2015	January 1, 2014
Census date	January 1, 2016	January 1, 2015	January 1, 2014
DMC Pension Plan Assumptions:
Discount rate	4.67%	4.16%	5.18%
Long-term rate of return on assets	6.50%	6.50%	7.00%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2016	January 1, 2015	January 1, 2014
Census date	January 1, 2016	January 1, 2015	January 1, 2014

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan.

We recorded gain/(loss) adjustments of $(61) million, $15 million and ($254) million in other comprehensive income (loss) in the years ended December 31, 2016, 2015 and 2014, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains/(losses) of $(73) million, $3 million and ($258) million during the years ended December 31, 2016, 2015 and 2014, respectively, and the amortization of net actuarial loss of $12 million, $12 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $322 million, $261 million and $276 million as of December 31, 2016, 2015 and 2014, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2016, 2015 and 2014, have not yet been recognized as components of net periodic benefit costs.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2016, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	6%	7%
United States government obligations	1%	1%
Equity securities	50%	49%
Debt Securities	43%	43%

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

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements are determined. Fair value methodologies for Level 1, Level 2 and Level 3 are consistent with the inputs described in Note 18.

	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$60	$60	$—	$—
United States government obligations	5	5	—	—
Fixed Income funds	335	335	—	—
Equity securities	386	386	—	—
	$786	$786	$—	$—

	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$44	$44	$—	$—
United States government obligations	5	5	—	—
Fixed Income funds	354	354	—	—
Equity securities	412	412	—	—
	$815	$815	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2017	2018	2019	2020	2021	Thereafter
Estimated benefit payments	$941	$85	$88	$91	$93	$95	$489

The SERP and DMC Pension Plan obligations of $689 million at December 31, 2016 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($63 million) and defined benefit plan obligations ($626 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $62 million for the year ending December 31, 2017.

NOTE 9. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2016	2015
Land	$667	$680
Buildings and improvements	7,277	7,041
Construction in progress	339	191
Equipment	4,744	4,326
	13,027	12,238
Accumulated depreciation and amortization	(4,974)	(4,323)
Net property and equipment	$8,053	$7,915

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015:

	2016	2015
Hospital Operations and other
As of January 1:
Goodwill	$5,552	$5,642
Accumulated impairment losses	(2,430)	(2,430)
Total	3,122	3,212
Goodwill acquired during the year and purchase price allocation adjustments	251	100
Goodwill allocated to assets held for sale	—	(190)
Total	$3,373	$3,122

As of December 31:
Goodwill	$5,803	$5,552
Accumulated impairment losses	(2,430)	(2,430)
Total	$3,373	$3,122

Ambulatory Care
As of January 1:
Goodwill	$3,243	$95
Accumulated impairment losses	—	—
Total	3,243	95
Goodwill acquired during the year and purchase price allocation adjustments	236	3,161
Impact of foreign currency translation	(32)	(13)
Total	$3,447	$3,243

As of December 31:
Goodwill	$3,447	$3,243
Accumulated impairment losses	—	—
Total	$3,447	$3,243

	2016	2015
Conifer
As of January 1:
Goodwill	$605	$606
Accumulated impairment losses	—	—
Total	605	606
Goodwill acquired during the year and purchase price allocation adjustments	—	(1)
Total	$605	$605

As of December 31:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	$605	$605

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2016:
Capitalized software costs	$1,562	$(676)	$886
Trade names	106	—	106
Contracts	845	(43)	802
Other	104	(53)	51
Total	$2,617	$(772)	$1,845
At December 31, 2015:
Capitalized software costs	$1,456	$(594)	$862
Trade Names	106	—	106
Contracts	653	(26)	627
Other	119	(39)	80
Total	$2,334	$(659)	$1,675

Estimated future amortization of intangibles with finite useful lives as of December 31, 2016 is as follows:

		Years Ending December 31,					Later
	Total	2017	2018	2019	2020	2021	Years
Amortization of intangible assets	$1,190	$186	$171	$147	$123	$86	$477

NOTE 11. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in our accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2016	2015
Marketable debt securities	$49	$59
Equity investments in unconsolidated healthcare entities	935	817
Total investments	984	876
Cash surrender value of life insurance policies	28	28
Long-term deposits	34	36
Land held for expansion, long-term receivables and other assets	204	235
Investments and other assets	$1,250	$1,175

Our policy is to classify investments that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of the shares and debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes. At both December 31, 2016 and 2015, there were approximately $1 million of accumulated unrealized losses on these investments.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2016	2015
Adjustments for defined benefit plans	$(205)	$(169)
Foreign currency translation adjustments	(53)	5
Accumulated other comprehensive loss	$(258)	$(164)

The tax effect allocated to the adjustments for our defined benefit plans was approximately $18 million for the year ended December 31, 2016 and less than $1 million for the year ended December 31, 2015.

NOTE 13. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

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

Professional and General Liability Reserves

At December 31, 2016 and 2015, the aggregate current and long-term professional and general liability reserves in our accompanying Consolidated Balance Sheets were approximately $794 million and $755 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.25%,  2.09% and 1.97% at December 31, 2016, 2015 and 2014, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $281 million, $283 million and $232 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 14. CLAIMS AND LAWSUITS

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

We are also subject to a non-prosecution agreement, as described below. If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

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

Resolution of Clinica de la Mama Qui Tam Action and Criminal Investigation

As previously disclosed, on September 30, 2016, the Company and certain of its subsidiaries, including Tenet HealthSystem Medical, Inc. (“THSMI”), Atlanta Medical Center, Inc. (“AMCI”) and North Fulton Medical Center, Inc. (“NFMCI”), executed agreements with the U.S. Department of Justice (“DOJ”) and others to resolve the Clinica de la Mama civil qui tam litigation and criminal investigation. In October 2016, AMCI and NFMCI pled guilty to conspiring to violate the federal anti-kickback statute and defraud the United States. In addition, we paid approximately $517 million, including interest costs, in monetary forfeitures and settlement payments to the DOJ and other state entities. As a result of the resolution agreements, the previously disclosed civil qui tam litigation captioned United States of America, ex rel. Ralph D. Williams v. Health Management Associates, Inc., et al., which was filed in the U.S. District Court for the Middle District of Georgia, was dismissed.

As required by the resolution agreements, THSMI also entered into a Non-Prosecution Agreement (“NPA”) with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia (together, the “Offices”). Among other things, the NPA provides that if, during the term of the agreement, THSMI commits any felony under federal law, or if the Company commits any felony related to the federal anti-kickback statute, or if THSMI or the Company fail to cooperate or otherwise fail to fulfill the obligations set forth in the NPA, then THSMI, the Company and their affiliates shall be subject to prosecution for any federal criminal violation of which the Offices have knowledge, including, but not limited to, the conduct described in the NPA. The Offices have sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution.

Pursuant to the NPA, on February 1, 2017, we retained two independent co-monitors (the “Monitor”), who are partners in a national law firm, to assess, oversee and monitor the Company’s compliance with its obligations under the NPA. The NPA is scheduled to expire on February 1, 2020 (three years from the date on which the Monitor was retained); however, the Offices have the right to extend or shorten the term of the NPA under certain conditions.

For additional information regarding the foregoing matters, we refer you to the Company’s Form 8-K filed on October 3, 2016, which summarizes the terms and conditions, and includes copies, of the resolution agreements.

Shareholder Litigation

On October 7, 2016, a purported shareholder of the Company’s common stock filed a complaint in the U.S. District Court for the Central District of California against the Company and several current and former executive officers in a matter captioned Pennington v. Tenet Healthcare Corporation, et al. The plaintiff is seeking class certification on behalf of all persons who acquired the Company’s securities between February 28, 2012 and October 3, 2016. On October 10, 2016, a second purported shareholder filed a complaint in the U.S. District Court for the Northern District of Texas (Dallas Division) against the Company and two current executive officers in a matter captioned Yamany v. Tenet Healthcare Corporation, et al. The plaintiff in this case is seeking class certification on behalf of all persons who acquired the Company’s securities between February 26, 2013 and September 30, 2016. Both complaints allege that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the Clinica de la Mama matters described above, caused the price of the Company’s common stock to be artificially inflated. On February 10, 2017, the judge in the Yamany matter entered an order consolidating the cases in the Northern District of Texas (Dallas Division) and appointing four lead plaintiffs. The case is now captioned In re Tenet Healthcare Corporation Securities Litigation. Plaintiffs have until April 11, 2017 to file an amended and consolidated complaint.

On November 23, 2016, December 20, 2016 and January 23, 2017, three purported shareholders of the Company’s common stock filed separate shareholder derivative lawsuits on behalf of the Company against current and former officers and directors. The complaints generally track the allegations in the securities class action complaints described above and claim that the plaintiffs did not make demand on the current directors to bring the lawsuits because such a demand would have been futile. On January 30, 2017, the judge in the matter captioned Stewart, derivatively on behalf of Tenet Healthcare Corporation entered an order consolidating that case with the matter captioned City of Warren Police and Fire Retirement System, derivatively on behalf of Tenet Healthcare Corporation, both of which were filed in Dallas County District Court, and appointing lead counsel and liaison counsel for plaintiffs. The consolidated case is now captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. On February 23, 2017, the plaintiffs filed a Verified Consolidated Shareholder Derivative Petition. The third matter, filed in the U.S. District Court for the Northern District of Texas, is captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation. The Company intends to vigorously defend against the allegations in the purported shareholder class actions and shareholder derivative lawsuits.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. The case had been stayed since 2008; however, in July 2015, the court lifted the stay and re-opened discovery. We will continue to seek to defeat class certification and vigorously defend ourselves against the plaintiffs’ allegations. It remains impossible at this time to predict the outcome of these proceedings with any certainty; however, we believe that the ultimate resolution of this matter will not have a material effect on our business, financial condition or results of operations.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the years ended December 31, 2016, 2015 and 2014:

	Balances at	Litigation and			Balances at
	Beginning	Investigation	Cash		End of
	of Period	Costs	Payments	Other	Period
Year Ended December 31, 2016
Continuing operations	$299	$293	$(582)	$2	$12
Discontinued operations	—	—	—	—	—
	$299	$293	$(582)	$2	$12

Year Ended December 31, 2015
Continuing operations	$73	$291	$(72)	$7	$299
Discontinued operations	10	(8)	(2)	—	—
	$83	$283	$(74)	$7	$299

Year Ended December 31, 2014
Continuing operations	$64	$25	$(16)	$—	$73
Discontinued operations	6	18	(14)	—	10
	$70	$43	$(30)	$—	$83

For the years ended December 31, 2016, 2015 and 2014, we recorded net costs of $293 million, $283 million and $43 million, respectively, in connection with significant legal proceedings and governmental reviews.

NOTE 15. REDEEMABLE NONCONTROLLING INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARIES

In October 2015, we formed a new joint venture with Baptist Health System, Inc. to own and operate a healthcare network serving Birmingham and central Alabama. We have a 60% ownership interest in the joint venture, and we manage the network’s operations. Baptist Health System contributed four hospitals—Citizens Baptist Medical Center, Princeton Baptist Medical Center, Shelby Baptist Medical Center and Walker Baptist Medical Center—to the joint venture, and we contributed Brookwood Medical Center. The network also includes each contributed hospital’s related businesses. We paid approximately $184 million to align the respective valuations of the assets contributed to the joint venture. The joint venture’s operating agreement includes a put option that the minority owners may exercise on their respective noncontrolling interest upon the occurrence of certain specified events. The redemption value is calculated using a fair market value analysis. As a result of this transaction, we recorded approximately $322 million of redeemable noncontrolling interests.

In August 2015, we formed a joint venture with Dignity Health and Ascension Health to own and operate Carondelet Health Network (the “Carondelet JV”) based in Tucson, Arizona. We own a 60% controlling interest in the new joint venture and manage the operations of the network. Affiliates of Dignity Health and Ascension Health (the “minority owners”) own the remaining 40% noncontrolling interest in the Carondelet JV. The joint venture’s operating agreement includes a put option that the minority owners may exercise on their respective noncontrolling interest on September 1, 2025. The redemption value is calculated using a fair market value analysis. As a result of this transaction, we recorded approximately $68 million of redeemable noncontrolling interests.

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

As part of the USPI transaction, we also entered into a put/call agreement (the “Put/Call Agreement”) that contains put and call options with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In each year that our joint venture partners are to deliver a put and do not put the full 25% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares our joint venture partners put and the maximum number of shares they could have put that year. In addition, the Put/Call Agreement contains certain other call options pursuant to which we will have the ability to acquire all of the ownership interests from our joint venture partners controlled by Welsh, Carson, Anderson & Stowe (“Welsh Carson”) between 2018 and 2020. In the event of a put by our joint venture partners controlled by Welsh Carson, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock and, in the event of a call by us, our joint venture partners controlled by Welsh Carson will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

In addition, we entered into a separate put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the equity interests in the USPI joint venture held by Baylor (3.01% at December 31, 2016). Each year starting in 2021, Baylor may put up to one-third of their total shares held as of January 1, 2017 in the joint venture. In each year that Baylor does not put the full 33.3% of the USPI joint venture’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

Based on the nature of these put/call structures, the minority shareholders’ interests in the USPI joint venture is classified as redeemable noncontrolling interests in our Consolidated Balance Sheet at December 31, 2015. As a result of this transaction, we recorded approximately $1.48 billion of redeemable noncontrolling interests. In January 2016, Welsh, Carson, Anderson & Stowe, on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase these shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%.  In January 2017, Welsh, Carson, Anderson & Stowe, on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they are required to put to us in 2017 according to the Put/Call Agreement. The estimated amount we will pay to repurchase these shares, which represent a 6.25% interest in our USPI joint venture, is between $159 million and $170 million.

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

In January 2015, Conifer announced a 10-year extension and expansion of its agreement with Catholic Health Initiatives (“CHI”) to provide patient access, revenue integrity and patient financial services to 90 CHI hospitals through 2032. At that time, CHI increased its minority ownership position in Conifer’s principal operating subsidiary, Conifer Health Solutions, LLC, to approximately 23.8%, resulting in an increase in our redeemable noncontrolling interests of approximately $47 million.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the years ended 2016 and 2015:

	December 31,
	2016	2015
Balances at beginning of period	$2,266	$401
Net income	230	166
Distributions paid to noncontrolling interests	(105)	(60)
Purchase accounting adjustments	(47)	—
Purchases and sales of businesses and noncontrolling interests, net	49	1,759
Balances at end of period	$2,393	$2,266

Our redeemable noncontrolling interests balances at December 31, 2016 and 2015 in the table above were comprised of $520 million and $463 million, respectively, from our Hospital Operations and other segment, $1.715 billion and $1.698 billion, respectively, from our Ambulatory Care segment, and $158 million and $105 million, respectively, from our Conifer segment. Our net income attributable to redeemable noncontrolling interests for the years ended December 31, 2016 and 2015, respectively, on our Consolidated Statements of Operations were comprised of $31 million and $31 million, respectively, from our Hospital Operations and other segment, $285 million and $138 million, respectively, from our Ambulatory Care segment, and $52 million and $49 million, respectively, from our Conifer segment.

NOTE 16. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal	$12	$(2)	$(12)
State	14	28	18
	26	26	6
Deferred tax expense (benefit):
Federal	34	24	46
State	7	18	(3)
	41	42	43
	$67	$68	$49

A reconciliation between the amount of reported income tax expense (benefit) and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax expense for the year ended December 31, 2016 includes $35 million of expense related to the write off of expired or worthless unutilized state net operating loss carryforwards for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $35 million is included for the year ended December 31, 2016 to reflect the reduction in the valuation allowance. Foreign pretax loss for the years ended December 31, 2016 and December 31, 2015 was $16 million and $4 million, respectively.

	Years Ended December 31,
	2016	2015	2014
Tax expense at statutory federal rate of 35%	$87	$50	$52
State income taxes, net of federal income tax benefit	16	18	5
Expired state net operating losses, net of federal income tax benefit	35	11	34
Tax attributable to noncontrolling interests	(106)	(59)	(23)
Nondeductible goodwill	29	22	—
Nontaxable gains	(11)	(11)	—
Nondeductible litigation costs	37	44	—
Nondeductible acquisition costs	1	4	2
Nondeductible health insurance provider fee	2	2	3
Changes in valuation allowance	(25)	4	(20)
Change in tax contingency reserves, including interest	(9)	7	(2)
Amendment of prior-year tax returns	—	(17)	—
Prior-year provision to return adjustments and other changes in deferred taxes	12	(12)	(5)
Other items	(1)	5	3
	$67	$68	$49

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$683	$—	$718
Reserves related to discontinued operations and restructuring charges	13	—	15	—
Receivables (doubtful accounts and adjustments)	231	—	185	—
Deferred gain on debt exchanges	—	21	—	32
Accruals for retained insurance risks	351	—	318	—
Intangible assets	—	548	—	366
Other long-term liabilities	141	—	141	—
Benefit plans	457	—	459	—
Other accrued liabilities	60	—	99	—
Investments and other assets	—	130	—	69
Net operating loss carryforwards	653	—	715	—
Stock-based compensation	45	—	40	—
Other items	118	23	54	6
	2,069	1,405	2,026	1,191
Valuation allowance	(72)	—	(96)	—
	$1,997	$1,405	$1,930	$1,191

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2016	2015
Deferred income tax assets	$871	$776
Deferred tax liabilities	(279)	(37)
Net deferred tax asset	$592	$739

During the year ended December 31, 2016, we decreased the valuation allowance by $24 million primarily due to the expiration or worthlessness of unutilized state net operating loss carryovers. The remaining balance in the valuation allowance at December 31, 2016 is $72 million. During the year ended December 31, 2015, the valuation allowance increased by $9 million, $5 million due to the acquisition of USPI and $4 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2015 was $96 million.

During the year ended December 31, 2014, the valuation allowance decreased by $20 million, primarily due to the expiration of unutilized state net operating loss carryovers.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The table below summarizes the total changes in unrecognized tax benefits during the year ended December 31, 2016. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2016, 2015 and 2014.

	Continuing	Discontinued
	Operations	Operations	Total
Balance at December 31, 2013	$43	$—	$43
Reductions for tax positions of prior years	(1)	—	(1)
Additions for current-year tax positions	1	—	1
Reductions due to a lapse of statute of limitations	(5)	—	(5)
Balance at December 31, 2014	$38	$—	$38
Additions for prior-year tax positions	1	—	1
Additions for current-year tax positions	5	—	5
Reductions due to a lapse of statute of limitations	(4)	—	(4)
Balance at December 31, 2015	$40	$—	$40
Additions for prior-year tax positions	2	—	2
Reductions for tax positions of prior years	—	—	—
Additions for current-year tax positions	—	—	—
Reductions due to a lapse of statute of limitations	(7)	—	(7)
Balance at December 31, 2016	$35	$—	$35

The total amount of unrecognized tax benefits as of December 31, 2016 was $35 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2016 includes a benefit of $9 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2015 was $40 million, of which $37 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2015 includes expense of $2 million in continuing operations attributable to an increase in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2014 was $38 million, of which $31 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2014 includes a benefit of $6 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2016 were $4 million, all of which related to continuing operations.

The Internal Revenue Service (“IRS”) has completed audits of our tax returns for all tax years ending on or before December 31, 2007, and of Vanguard’s tax returns for fiscal years ending on or before October 1, 2013. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and Vanguard’s tax returns for fiscal years ended after October 1, 2013 remain subject to examination by the IRS. USPI tax returns for years ended after December 31, 2011 remain subject to audit.

As of December 31, 2016, approximately $5 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2016, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.7 billion pretax expiring in 2025 to 2034, (2) approximately $30 million in alternative minimum tax credits with no expiration, (3) general business credit carryforwards of approximately $24 million expiring in 2023 through 2036, and (4) state NOL carryforwards of $3.0 billion expiring in 2017 through 2036 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $19 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs (see Note 2), the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 17. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the years ended December 31, 2016, 2015 and 2014. Net income available (loss attributable) is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available
	(Loss Attributable)
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(187)	99,321	$(1.88)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(187)	99,321	$(1.88)

Year Ended December 31, 2015
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(142)	99,167	$(1.43)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(142)	99,167	$(1.43)

Year Ended December 31, 2014
Net income attributable to Tenet Healthcare Corporation common shareholders for basic earnings per share	$34	97,801	$0.35
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,486	(0.01)
Net income attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$34	100,287	$0.34

All potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share for the years ended December 31, 2016 and 2015 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the years ended December 31, 2016 and 2015, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,421 and 2,380 for the years ended December 31, 2016 and 2015, respectively.

NOTE 18. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$49	$23	$26	$—
	$49	$23	$26	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$59	$24	$35	$—
	$59	$24	$35	$—

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$163	$—	$163	$—
Other than temporarily impaired equity method investments	$27	$—	$27	$—

Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Long-lived assets held and used	$45	$—	$45	$—

As described in Note 5, in the years ended December 31, 2016 and 2015, we recorded impairment charges in continuing operations of $54 million and $19 million, respectively, for the write-down of buildings, equipment and other long-lived assets to their estimated fair values. These impairment charges recorded in the 2016 period related to four of our hospitals, while the impairment charges recognized in the 2015 period related to two of our hospitals. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract related intangibles and capitalized software costs not associated with the hospitals described above, in the year ended December 31, 2016.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At December 31, 2016 and 2015, the estimated fair value of our long-term debt was approximately 93.9% and 96.2%, respectively, of the carrying value of the debt.

NOTE 19. ACQUISITIONS

During the year ended December 31, 2016, we completed the transaction that allowed us to consolidate five microhospitals that were previously recorded as equity method investments. We also acquired majority interests in 28 ambulatory surgery centers (all of which are owned by our USPI joint venture) and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $117 million.

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

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2016 is preliminary. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2016 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed. During the year ended December 31, 2016, we made adjustments to the purchase price allocations for businesses acquired in 2015 that increased goodwill by approximately $59 million and increased depreciation and amortization expense by approximately $7 million for our Hospital Operations and other segment. During the year ended December 31, 2016, we made adjustments to the purchase price allocations for businesses acquired in 2015 that decreased goodwill by approximately $36 million for our Ambulatory Care segment.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015	2014
Current assets	$51	$457	$34
Property and equipment	38	1,059	113
Other intangible assets	7	361	46
Goodwill	464	3,374	340
Other long-term assets	(56)	557	2
Current liabilities	(30)	(443)	(30)
Deferred taxes — long term	—	(128)	(18)
Other long-term liabilities	(15)	(2,146)	(23)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(190)	(1,974)	(21)
Noncontrolling interests	(119)	(147)	(15)
Cash paid, net of cash acquired	(117)	(940)	(428)
Gains on consolidations	$33	$30	$—

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Of the total $464 million of goodwill recorded for acquisitions completed during the year ended December 31, 2016, $192 million was recorded in our Hospital Operations and other segment, and $272 million was recorded in our Ambulatory Care segment. Approximately $20 million, $45 million and $16 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2016, 2015 and 2014, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

During the year ended December 31, 2016 and 2015, we recognized gains totaling $33 million and $30 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

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

The following table provides 2016 actual results compared to 2015 and 2014 pro forma information for Tenet as if the USPI joint venture and Aspen acquisition had occurred at the beginning of the year ended December 31, 2014. The net income of USPI for the December 31, 2015 was adjusted by $30 million to remove a nonrecurring loss on extinguishment of debt.

	Years Ended December 31,
	2016	2015	2014
Net operating revenues	$19,621	$19,018	$17,423
Equity in earnings of unconsolidated affiliates	$131	$143	$129
Net loss attributable to common shareholders	$(192)	$(171)	$(40)
Net loss per share attributable to common shareholders	$(1.93)	$(1.73)	$(0.41)

NOTE 20. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 4). We also own various related healthcare businesses. At December 31, 2016, our subsidiaries operated 79 hospitals, primarily serving urban and suburban communities in 12 states, and six health plans (certain of which are classified as held for sale, as described in Note 4), as well as hospital-based outpatient centers, freestanding emergency departments and freestanding urgent care centers.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At December 31, 2016, our USPI joint venture had interests in 239 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 27 states.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At December 31, 2016, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31,	December 31,
	2016	2015
Assets:
Hospital Operations and other	$17,871	$17,353
Ambulatory Care	5,722	5,159
Conifer	1,108	1,170
Total	$24,701	$23,682

	Years Ended December 31,
	2016	2015	2014
Capital expenditures:
Hospital Operations and other	$799	$786	$899
Ambulatory Care	51	28	9
Conifer	25	28	25
Total	$875	$842	$933

Net operating revenues:
Hospital Operations and other	$16,904	$16,928	$15,681
Ambulatory Care	1,797	959	320
Conifer
Tenet	651	666	591
Other customers	920	747	602
Total Conifer revenues	1,571	1,413	1,193
Intercompany eliminations	(651)	(666)	(591)
Total	$19,621	$18,634	$16,603

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$9	$16	$12
Ambulatory Care	122	83	—
Total	$131	$99	$12

Adjusted EBITDA:
Hospital Operations and other	$1,521	$1,653	$1,651
Ambulatory Care	615	358	98
Conifer	277	265	203
Total	$2,413	$2,276	$1,952

Depreciation and amortization:
Hospital Operations and other	$709	$702	$810
Ambulatory Care	91	46	14
Conifer	50	49	25
Total	$850	$797	$849

Adjusted EBITDA	$2,413	$2,276	$1,952
Depreciation and amortization	(850)	(797)	(849)
Impairment and restructuring charges, and acquisition-related costs	(202)	(318)	(153)
Litigation and investigation costs	(293)	(291)	(25)
Interest expense	(979)	(912)	(754)
Investment earnings (losses)	8	1	—
Loss from early extinguishment of debt	—	(1)	(24)
Gains on sales, consolidation and deconsolidation of facilities	151	186	—
Net income from continuing operations before income taxes	$248	$144	$147

NOTE 21. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). In August 2015, the FASB amended the guidance to defer the effective date of this standard by one year. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the requirements of the new standard to insure that we have processes, systems and internal controls in place to collect the necessary information to implement the standard, which will be effective for us beginning in 2018.  Early adoption is permitted starting with annual periods beginning after December 31, 2016, but we do not plan to early adopt the new standard. It is our current intention to use a modified retrospective method of application to adopt ASU 2014‑09.We will use a portfolio approach to apply the new model to classes of payers with similar characteristics and will likely revise the approach we use to analyze cash collection trends for certain classes of payers once the final portfolios are determined, including the selection of the appropriate collection look-back period. Adoption of ASU 2014‑09 will result in changes to our presentation for and disclosure of revenue related to uninsured or underinsured patients. Currently, a significant portion of our provision for doubtful accounts relates to self-pay patients as well as co-pays and deductibles owed to us by patients with insurance in our Hospital Operations and other segment. Under ASU 2014-09, the estimated uncollectible amounts due from these patients will generally be considered a direct reduction to net operating revenues and, correspondingly, will result in a material reduction in the amounts presented separately as provision for doubtful accounts. While the adoption of ASU 2014-09 will have a material effect on the amounts presented in certain categories on our Consolidated Statements of Operations, we do not expect it to materially impact our results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our Consolidated Balance Sheet upon adoption. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which affects all entities that issue share-based payment awards to their employees. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption of ASU 2016-09, we expect to record previously unrecognized excess tax benefits of approximately $56 million as a deferred tax asset and a cumulative effect adjustment to retained earnings as of January 1, 2017. Prospectively, all excess tax benefits and deficiencies will be recognized as income tax benefit or expense in our Consolidated Statement of Operations when awards vest.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which applies to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. The amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2018.

NOTE 22. SUBSEQUENT EVENTS

On February 19, 2017, we purchased the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased, for approximately $44 million.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2016
	First	Second	Third	Fourth
Net operating revenues	$5,044	$4,868	$4,849	$4,860
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(59)	$(46)	$(8)	$(79)
Net income	$34	$39	$80	$23
Net loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$(0.60)	$(0.46)	$(0.08)	$(0.79)
Diluted	$(0.60)	$(0.46)	$(0.08)	$(0.79)

	Year Ended December 31, 2015
	First	Second	Third	Fourth
Net operating revenues	$4,424	$4,492	$4,692	$5,026
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$47	$(61)	$(29)	$(97)
Net income (loss)	$76	$(28)	$28	$2
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$0.48	$(0.61)	$(0.29)	$(0.98)
Diluted	$0.47	$(0.61)	$(0.29)	$(0.98)

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

We have completed our analysis of the systems of disclosure controls and procedures and internal control over financial reporting related to the USPI joint venture and Aspen transactions. Furthermore, we integrated our USPI joint venture and Aspen into our broader framework of controls as of December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is set forth on page 101 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 102 herein.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 104 through 148.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 161).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

FINANCIAL STATEMENTS REQUIRED BY RULE 3-09 OF REGULATION S-X

The consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (“THVG”), which are included due to the significance of the equity in earnings of unconsolidated affiliates we recognized from our investment in THVG for the year ended December 31, 2016, can be found on pages F-1 through F-18.

All other schedules and financial statements of THVG are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

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

Indenture, dated as of June 16, 2015, between THC Escrow Corporation II and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6¾% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(q)

Supplemental Indenture, dated as of June 16, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6¾% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated and filed June 16, 2015)

(r)

Twenty-Eighth Supplemental Indenture, dated as of December 1, 2016, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 7½% Senior Secured Second Lien Notes due 2022 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated and filed December 1, 2016)

(10)Material Contracts

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

Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 15, 2016 and filed September 16, 2016)

(g)

Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 7, 2014 and filed March 10, 2014)

(h)

Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(i)

First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(j)

Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 15, 2009 and filed June 16, 2009)

(k)

Third Amendment to Stock Pledge Agreement, dated as of March 7, 2014, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(l)

Fourth Amendment to Stock Pledge Agreement, dated as of March 23, 2015, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(m)

Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated March 3, 2009 and filed March 5, 2009)

(n)

Exchange and Registration Rights Agreement, dated as of December 1, 2016, among the Registrant, certain of its subsidiaries and Barclays Capital Inc., as representative of the initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated and filed December 1, 2016)

(o)

Settlement Agreement among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the State of Georgia, the State of South Carolina, the Registrant, Tenet HealthSystem Medical, Inc., Tenet HealthSystem GB, Inc. n/k/a Atlanta Medical Center, Inc., North Fulton Medical Center, Inc., Tenet HealthSystem Spalding, Inc. n/k/a Spalding Regional Medical Center, Inc., and Hilton Head Health System, L.P., and Ralph D. Williams (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 30, 2016 and filed October 3, 2016)

(p)

Non-Prosecution Agreement among Tenet HealthSystem Medical, Inc., the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated September 30, 2016 and filed October 3, 2016)

(q)

Support Agreement, dated January 18, 2016, by and among the Registrant, Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 18, 2016 and filed January 19, 2016)

(r)

Letter Agreement, dated November 2, 2016, by and among Tenet Healthcare Corporation, Glenview Capital Management, LLC, Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund, L.P. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated November 2, 2016 and filed November 4, 2016)

(s)

Letter from the Registrant to Trevor Fetter, dated November 7, 2002 (Incorporated by reference to Exhibit 10(k) to Registrant’s Transition Report on Form 10-K for the seven-month transition period ended December 31, 2002, filed May 15, 2003)*

(t)

Letter from the Registrant to Trevor Fetter dated September 15, 2003 (Incorporated by reference to Exhibit 10(l) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed November 10, 2003)*

(u)

Letter from the Registrant to Keith B. Pitts dated June 21, 2013 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)*

(v)

Letter from the Registrant to J. Eric Evans, dated March 22, 2016 (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 2, 2016)*

(w)

Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(x)

Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(y)

Tenet Second Amended and Restated Executive Severance Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(e) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(z)

Tenet Healthcare Corporation Ninth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective November 30, 2015 (Incorporated by reference to Exhibit 10(u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)*

(aa)

Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(bb)

Fourth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective November 30, 2015 (Incorporated by reference to Exhibit 10(w) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)*

(cc)

Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(dd)

Form of Stock Award used to evidence grants of stock options and/or restricted units under the Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006)*

(ee)

Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(ff)

Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(gg)

Award Agreement, dated June 13, 2013, used to evidence grant of performance-based restricted stock units to Trevor Fetter under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 6, 2013)*

(hh)

Form of Award used to evidence grants of performance cash awards under the Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan and the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit (ee) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 23, 2010)*

(ii)	Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(jj)

Second Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(k) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(kk)

Sixth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective November 30, 2015 (Incorporated by reference to Exhibit 10(ff) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)*

(ll)

Form of Indemnification Agreement entered into with each of the Registrant’s directors (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 1, 2005)

(21)Subsidiaries of the Registrant

(23)Consents

(a)	Consent of Deloitte & Touche LLP

(b)	Consent of PricewaterhouseCoopers LLP

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: February 27, 2017	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2017	By:	/s/ TREVOR FETTER
Trevor Fetter Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 27, 2017	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2017	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)

Date: February 27, 2017	By:	/s/ JOHN P. BYRNES
John P. Byrnes Director

Date: February 27, 2017	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director

Date: February 27, 2017	By:	/s/ KAREN M. GARRISON
Karen M. Garrison Director

Date: February 27, 2017	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Director

Date: February 27, 2017	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director

Date: February 27, 2017	By:	/s/ FREDA C. LEWIS-HALL, M.D.
Freda C. Lewis-Hall, M.D. Director

Date: February 27, 2017	By:	/s/ RICHARD R. PETTINGILL
Richard R. Pettingill Director

Date: February 27, 2017	By:	/s/ MATTHEW J. RIPPERGER
Matthew J. Ripperger Director

Date: February 27, 2017	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Director

Date: February 27, 2017	By:	/s/ TAMMY ROMO
Tammy Romo Director

Date: February 27, 2017	By:	/s/ RANDOLPH C. SIMPSON
Randolph C. Simpson Director

Date: February 27, 2017	By:	/s/ JAMES A. UNRUH
James A. Unruh Director

Date: February 27, 2017	By:	/s/ PETER M. WILVER
Peter M. Wilver Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

		Additions Charged To:
	Balance at				Balance at
	Beginning	Costs and		Other	End of
	of Period	Expenses(1)(2)	Deductions(3)	Items(4)	Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$887	$1,451	$(1,307)	$—	$1,031
Year ended December 31, 2015	$852	$1,480	$(1,388)	$(57)	$887
Year ended December 31, 2014	$589	$1,305	$(1,042)	$—	$852

Valuation allowance for deferred tax assets
Year ended December 31, 2016	$96	$(24)	$—	$—	$72
Year ended December 31, 2015	$87	$4	$—	$5	$96
Year ended December 31, 2014	$107	$(20)	$—	$—	$87

(1)	Includes amounts recorded in discontinued operations.
(2)	Before considering recoveries on accounts or notes previously written off.
(3)	Accounts written off.
(4)	Acquisition and divestiture activity.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED JUNE 30, 2016

Independent Auditor’s Report

To the Board of Managers

Texas Health Ventures Group, L.L.C.:

We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and its subsidiaries (the Company), which comprise the consolidated balance sheet as of June 30, 2016, and the related consolidated statements of income, of changes in equity, and of cash flows for the year then ended.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and its subsidiaries at June 30, 2016, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

November 7, 2016

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET – JUNE 30, 2016

(in thousands)

2016
ASSETS
CURRENT ASSETS:
Cash	$14,602
Restricted cash	—
Funds due from United Surgical Partners, Inc.	70,776
Patient receivables, net of allowance for doubtful accounts of $14,952	80,612
Supplies	18,833
Prepaid and other current assets	5,784
Total current assets	190,607

PROPERTY AND EQUIPMENT, net (Note 2)	160,708

OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 3)	3,968
Goodwill and intangible assets, net (Note 5)	240,649
Other	178
Total assets	$596,110

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,314
Accrued expenses and other	32,252
Current portion of long-term obligations (Note 6)	12,494
Total current liabilities	84,060

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 6)	138,924

OTHER LIABILITIES	13,678
Total liabilities	236,662

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)

NONCONTROLLING INTERESTS - REDEEMABLE	89,927

EQUITY:
Members’ equity	246,433
Noncontrolling interests – nonredeemable	23,088
Total equity	269,521
Total liabilities and equity	$596,110

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2016

(in thousands)

2016
REVENUES:
Net patient service revenue	$881,897
Other income (Note 8)	7,886
Total revenues	889,783

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	3,861

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	198,257
Medical services and supplies	220,279
Management and royalty fees (Note 8)	34,174
Professional fees	5,803
Purchased services	36,209
Other operating expenses	93,867
Provision for doubtful accounts	21,739
Impairment loss	5,667
Depreciation and amortization	29,091
Total operating expenses	645,086
Operating income	248,558

NONOPERATING INCOME (EXPENSES):
Interest expense	(14,028)
Interest income (Note 8)	364
Other income (expense), net	(350)
Net income before income taxes	234,544

INCOME TAXES	(3,858)
Net income	230,686

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – Redeemable	(117,018)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – Nonredeemable	(4,958)
Net income attributable to THVG	$108,710

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE YEAR ENDED JUNE 30, 2016

(in thousands)

		Members’ Equity			Noncontrolling
				Members’	Interests -
	Equity	USP	BUMC	Equity	Nonredeemable
Balance at June 30, 2015	253,720	115,909	116,374	232,283	21,437
Net income	113,668	54,246	54,464	108,710	4,958
Distributions to members	(105,054)	(50,121)	(50,321)	(100,442)	(4,612)
Contributions from members	8,912	4,447	4,465	8,912	—
Purchase of noncontrolling interests	(811)	(400)	(401)	(801)	(10)
Sale of noncontrolling interests	(914)	(1,113)	(1,116)	(2,229)	1,315
Balance at June 30, 2016	$269,521	$122,968	$123,465	$246,433	$23,088

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2016

(in thousands)

2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,686
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	21,739
Depreciation and amortization	29,091
Amortization of debt issue costs	7
Equity in earnings of unconsolidated affiliates, net of distributions received	(232)
Loss on fixed asset impairment	5,667
Gain on sale of assets	(67)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Increase in patient receivables	(36,666)
Increase in supplies, prepaids, and other assets	(4,937)
Increase in accounts payable, accrued expenses, and other liabilities	13,348
Net cash provided by operating activities	258,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $135	(9,171)
Purchases of property and equipment	(17,207)
Sale of property and equipment	160
Change in deposits and notes receivables	9
Change in funds due from United Surgical Partners, Inc.	(12,794)
Net cash used in investing activities	(39,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	$4,624
Payments on debt obligations	(14,186)
Distributions to noncontrolling interest owners	(114,380)
Purchases of noncontrolling interests	(3,861)
Sales of noncontrolling interests	2,272
Contribution from members	8,912
Distributions to members	(100,442)
Net cash used in financing activities	(217,061)

INCREASE IN CASH	2,572
CASH, beginning of period	12,030
CASH, end of period	$14,602

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,035
Cash paid for income taxes	$3,779

Noncash transactions:
Assets acquired under capital leases	$3,232
Increase in accounts payable due to property and equipment received but not paid	$427
Restricted cash borrowed	$—
Restricted cash used for purchases of equipment	$280
Restricted cash used for payments on debt obligations	$2,089

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is a joint venture between Baylor University Medical Center, an affiliate of Baylor Scott & White Holdings (BSW Holdings), who owns 50.1% of THVG and USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), who owns 49.9% of THVG. USPI is a subsidiary of Tenet Healthcare Corporation.  BSW Holdings and its affiliates are referred collectively herein as “Baylor”.  THVG’s fiscal year ends June 30. USPI is a subsidiary of Tenet Healthcare Corporation.  Fiscal years of THVG’s subsidiaries end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of, and for the twelve months ended, June 30, 2016.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2016, THVG operated twenty-nine facilities (the Facilities) under management contracts, twenty-eight of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds an equity method investment in one partnership that owns the real estate used by one of the Facilities.

THVG has been funded by capital contributions from its members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flows available for distribution will be distributed, at least quarterly to, THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG.

Basis of Accounting

THVG maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  Management has determined that the consolidated entities all perform the same business activities and therefore should be considered as one reporting segment.

Principles of Consolidation

The consolidated financial statements include the financial statements of THVG and its wholly owned subsidiaries and other entities THVG controls. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of THVG to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Cash Equivalents

THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2016.  Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes.  The company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows.  Book overdrafts included in accounts payable were approximately $13,300,000 as of June 30, 2016.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2016 include:

2016
Commercial and managed care providers	64%
Government-related programs	24%
Self-pay patients	12%
100%

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for THVG and management does not believe that there is any credit risk associated with these receivables.  Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG.  THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts.  THVG assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

Supplies

Supplies, consisting primarily of pharmaceuticals and medical supplies inventories, are stated at cost, which approximates market value, and are expensed as used.

Property and Equipment

Property and equipment are initially recorded at cost or, when acquired as part of a business combination, at fair value at the date of acquisition. Depreciation is calculated on the straight line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or losses of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized.

Assets held under capital leases are classified as property and equipment and amortized using the straight line method over the shorter of the useful lives or the lease terms, and the related obligations are recorded as debt. Amortization of property and equipment held under capital leases and leasehold improvements is included in depreciation and amortization expense in the consolidated statements of income.

THVG records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. THVG amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership, are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investees.

Equity in earnings of unconsolidated affiliates consists of THVG’s share of the profits and losses generated from its noncontrolling equity investments. Because these operations are central to THVG’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of income. THVG has contracts to manage these facilities, which results in THVG having an active role in the operations of these facilities.

Goodwill

Goodwill is not amortized but is instead tested for impairment annually, using the market and income approach, or more frequently if changing circumstances warrant.

Goodwill is reported at the THVG entity level.  To determine the fair value of the reporting unit, THVG generally uses a present value technique (discounted cash flow) corroborated by market multiples and/or data from third-party valuation specialists.  The factor most sensitive to change with respect to THVG’s discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to THVG’s estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than THVG’s expectations, the impairment test results could differ.  THVG bases its fair value estimates on assumptions THVG believes to be reasonable and consistent with market participant assumptions, but that are unpredictable and inherently uncertain.

The provisions of the accounting standard for goodwill require that THVG performs a two-step impairment test on goodwill.  In the first step, THVG compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and THVG is not required to perform further testing.   If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then THVG must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then THVG records an impairment loss equal to the difference.  An analysis of the goodwill balance was performed in March of 2016 and no such impairment was identified.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets, or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. In June of 2016, THVG determined that Lewisville Surgicare Partners, Ltd. (Lewisville), Baylor Surgicare at Ennis, L.L.C. (Ennis), and Arlington Surgicare Partners, Ltd. (Arlington) would be closing due to current and expected negative cash flows.  This represents a significant adverse change in the manner in which the facilities’ assets are being used, thus triggering the need to test the facilities’ long-lived assets for impairment.  These assets consist of office and medical equipment, furniture, and building leases.  Management determined the fair value of the furniture and equipment is greater than the total carrying value, using Level 2 inputs, and as such no impairment was recorded for those asset groups.  Based on the inability to locate a sublessee to occupy the properties, which are specialized to perform outpatient surgery, and Level 3 inputs, THVG concluded that the three facility building leases, which are classified as capital leases, were impaired and recorded

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

impairment charges, equal to the remaining un-depreciated carrying value of the facility building leases.  THVG recorded an impairment charge in June 2016 for approximately $5,667,000.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued.  The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2016.  The carrying amounts of cash, restricted cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders.  At June 30, 2016, the aggregate carrying amount and estimated fair value of long-term debt were approximately $32,545,000 and $29,336,000, respectively.

Revenue Recognition

THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates.  Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments.  Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  These contractual adjustments are related to the Medicare and Medicaid programs, as well as managed care contracts.

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 15% of total net patient service revenue in 2016.

Net patient service revenue from commercial and managed care contracts accounted for approximately 80% of net patient service revenue in 2016.

Net patient service revenue from private payors accounted for approximately 5% of total net patient service revenue in 2016.

For facilities licensed as hospitals, federal regulations require the submission of annual cost reports covering medical costs and expenses associated with services provided to program beneficiaries.  Medicare and Medicaid cost report settlements are estimated in the period services are provided to beneficiaries.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation.  As a result, there is a reasonable possibility that recorded estimates with respect to the six THVG facilities licensed as hospitals may change as interpretations are clarified.  These initial estimates are revised as needed until final cost reports are settled.

Income Taxes

No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statement of income. The tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statement of income for the year ended June 30, 2016 as income tax.

THVG follows the provisions of ASC 740, “Income Taxes”, which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As of June 30, 2016, THVG had no gross unrecognized tax benefits.  THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas.  THVG is no longer subject to U.S. federal income tax examination for years prior to 2012 and no longer subject to state and local income tax examination for years prior to 2011.  THVG has identified Texas as a “major” state taxing jurisdiction.  THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Recently Issued Accounting Pronouncements

In May 2015, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  THVG has not evaluated all of the provisions of ASU 2014-09, which are effective for fiscal years beginning after December 15, 2017, and interim periods within those years, for public business entities and not-for-profit entities that have issued publicly traded debt, and December 15, 2018 for all other entities.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU amendment requires management to assess an entity’s ability to continue as a going concern.  Management should evaluate whether conditions or events, considered in the aggregate, exist that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  THVG has not evaluated all of the provisions of ASU 2014-15, which are effective for fiscal years ending after December 15, 2016, and interim periods thereafter.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.”  This ASU requires an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  THVG has not evaluated all of the provisions, which are effective for fiscal years beginning after December 15, 2016, and interim periods within those years, for public business entities and December 15, 2016, and interim periods thereafter, for all other entities.

In September 2015, FASB issued ASU 2015-16,”Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period and any related income effects in the reporting period in which the adjustment amounts are determined.  The ASU also requires an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. THVG has not evaluated all of the provisions, which are effective for fiscal years beginning after December 15, 2015, and interim periods within those years, for public business entities and December 15, 2016, and interim periods thereafter, for all other entities.

In April 2016, FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” This ASU adds further guidance on identifying performance obligations and also improves the operability and understandability of the licensing implementation guidance. THVG has not evaluated all of the provisions, which are effective for fiscal years beginning after December 15, 2017, and interim periods within those years, for public business entities and not-for-profit entities that have issued publicly traded debt, and December 15, 2018 for all other entities.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” This ASU adds further clarification to the new revenue recognition standards issued in ASU 2014-09. THVG has not evaluated all of the provisions, which are effective for fiscal years beginning after December 15, 2017, and interim periods within those years, for public business entities and not-for-profit entities that have issued publicly traded debt, and December 15, 2018 for all other entities.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU provides cash flow statement classification guidance. THVG has not evaluated all of the provisions, which are effective for fiscal years beginning after December 15, 2017, and interim periods within those years, for public business entities and December 15, 2018 , and interim periods thereafter, for all other entities.

2.PROPERTY AND EQUIPMENT

At June 30, 2016, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated
	Useful Lives	2016
Land	—	$607
Buildings and leasehold improvements	5-25 years	186,242
Equipment	3-15 years	162,472
Furniture and fixtures	5-15 years	8,640
Construction in progress		2,809
		360,770
Less accumulated depreciation		(200,062)
Net property and equipment		$160,708

At June 30, 2016, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

2016
Buildings	$119,032
Less accumulated depreciation	(50,917)
Net property and equipment under capital leases	$68,115

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

3.INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
Legal Name	Facility	City	June 30, 2016
Consolidated subsidiaries (1):
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1%
Metroplex Surgicare Partners, Ltd.	Baylor Surgicare at Bedford	Bedford	65.8
Baylor Surgicare at North Dallas, LLC	Baylor Surgicare at North Dallas	Dallas	56.6
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.9
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	51.0
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1
University Surgical Partners of Dallas, L.L.P. (2)	N/A	Dallas	66.2
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	58.6
MSH Partners, L.L.C.	Baylor Medical Center at Uptown	Dallas	33.4
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	33.8
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	56.8
Frisco Medical Center, L.L.P.	Baylor Scott & White Medical Center - Frisco	Frisco	50.3
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	53.9
Bellaire Outpatient Surgery Center, L.L.P.	Baylor Surgicare at Oakmont	Fort Worth	50.1
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1
Trophy Club Medical Center, L.P.	Baylor Medical Center at Trophy Club	Fort Worth	50.1
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	59.2
North Garland Surgery Center, L.L.P.	Baylor Surgicare at North Garland	Garland	52.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	53.3
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Baylor Orthopedic and Spine Hospital at Arlington	Arlington	50.1
Baylor Surgicare at Granbury, LLC	Baylor Surgicare at Granbury	Granbury	50.6
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	50.3
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0
Texas Endoscopy Centers, LLC	Texas Endoscopy	Plano/Allen	51.0
Heritage Park Surgical Hospital, LLC	Baylor Scott & White Surgical Hospital - Sherman	Sherman	52.3
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd. (3)		n/a	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.3
MCSH Real Estate Investors, Ltd. (3)		n/a	2.0

1.	List excludes holding companies, which are wholly-owned by the Company and hold the Company’s investments in the Facilities.
2.	Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Baylor Medical Center at Uptown.
3.	These entities are not surgical facilities and do not have ownership in any surgical facilities.

On September 17, 2015, THVG acquired 60.0% of Surgery Center of Garland, LLC, which owned and operated Precision Surgery Center (PSC), for approximately $8,900,000.  THVG then merged the PSC operations with the existing Baylor Surgicare at Valley View (Valley View), resulting in THVG owning 56.6% in the ambulatory surgical center (ASC). Valley View’s legal name then changed to Baylor Surgicare at North Dallas, LLC (North Dallas).  From the acquisition date to fiscal year end June 30, 2016, North Dallas accounted for approximately $10,500,000 of total revenues and approximately $2,800,000 of net income, included in the consolidated statement of income.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash and cash equivalents	$135
Current assets	631
Long-term assets	140
Goodwill	12,005
Total assets acquired	12,911

Current liabilities	136
Long-term liabilities	—
Total liabilities assumed	136
Noncontrolling interests	3,862
Net assets acquired	$8,913

The acquisition was accounted for in accordance with ASC 805 and the acquisition method was applied.  Noncontrolling interests (NCI) are valued at fair value at acquisition with a discount to reflect lack of control and marketability by the NCI holders. These fair value measurements are determined by Level 2 inputs. The resulting goodwill is attributed to expected synergies from combining operations.  The results of this acquisition is included in THVG’s consolidated financial statements from the date of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income were approximately $212,000 for 2016.

The following table presents the unaudited pro forma results as if THVG had acquired PSC on July 1, 2015 (in thousands).  The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is indicative of the future operating results of THVG.

Year Ended June 30, 2016
Total revenues	$891,125
Net income attributable to THVG	$109,102

4.NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 28 of its 29 facilities at June 30, 2016. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the fiscal year ended June 30, 2016, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $3,004,000 and $1,415,000, respectively. The basis difference between the

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

Year Ended June 30, 2016
Net income attributable to the Company	$108,710
Net transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	(801)
Decrease in the Company’s equity for (losses)/gains related to sales of subsidiaries’ equity interests	(2,229)
Net transfers to noncontrolling interests	(3,030)
Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$105,680

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheet.  The activity in noncontrolling interests-redeemable for the year ended June 30, 2016 is summarized below (in thousands):

Balance, June 30, 2015	$79,590
Net income attributable to noncontrolling interests	117,018
Distributions to noncontrolling interests	(109,768)
Purchases of noncontrolling interests	(3,961)
Sales of noncontrolling interests	3,186
Noncontrolling interests attributable to business acquisition	3,862
Balance, June 30, 2016	$89,927

5.GOODWILL

The following is a summary of changes in the carrying amount of goodwill for the year ended June 30, 2016 (in thousands):

Balance, June 30, 2015	$228,612
Additions:
Acquisition of Precision Surgery Center	12,005
Adjustments:
Acquisition of Sherman	(314)
Balance, June 30, 2016	$240,303

Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.LONG-TERM OBLIGATIONS

At June 30, 2016, long-term obligations consisted of the following (in thousands):

2016
Capital lease obligations (Note 7)	$118,873
Notes payable to financial institutions	32,545
Total long-term obligations	151,418
Less current portion	(12,494)
Long-term obligations, less current portion	$138,924

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2016 and thereafter are as follows (in thousands):

2017	$7,235
2018	8,477
2019	6,472
2020	5,782
2021	2,237
Thereafter	2,342
Total long-term obligations	$32,545

The Facilities have notes payable to financial institutions which mature at various dates through 2023 and accrue interest at fixed and variable rates ranging from 2% to 11%. Each note is collateralized by certain assets of the respective Facility.

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 4% to 13%.

7.LEASES

The Facilities lease various office equipment, medical equipment, and office space under a number of operating lease agreements, which expire at various times through the year 2032. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Facilities to pay all executory costs (such as property taxes, maintenance, and insurance).

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2016 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2017	$17,577	$22,468
2018	18,278	21,370
2019	17,774	19,643
2020	17,284	18,006
2021	17,421	15,717
Thereafter	122,097	99,652
Total minimum lease payments	210,431	$196,856
Amount representing interest	(91,558)
Total principal payments	$118,873

Total rent expense under operating leases was approximately $31,112,000 for the year ended June 30, 2016, and is included in other operating expenses in the accompanying consolidated statement of income.

8.RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 for the year ended June 30, 2016, and is included in other income in the accompanying consolidated statement of income.

The management and royalty fee expense to Baylor and USP was approximately $34,174,000 for the year ended June 30, 2016 and is reflected in operating expenses in THVG’s consolidated statement of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7.0% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled approximately $80,530,000 at June 30, 2016, net against accrued expenses that USPI paid on behalf of THVG of approximately $9,754,000 at June 30, 2016. These net amounts are shown in Funds due from United Surgical Partners, Inc on the accompanying consolidated balance sheet.  The interest income amounted to approximately $150,000 for the year ended June 30, 2016.

9.COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $5,081,000. Of the total, approximately $3,552,000 relates to

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

the obligations of four consolidated subsidiaries whose obligations are included in THVG’s consolidated balance sheet and related disclosures, and approximately $1,529,000 relates to obligations of two consolidated subsidiaries under operating leases whose obligations are not included in THVG’s consolidated balance sheet and related disclosures.

These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all, or a portion of, the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2020, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2016 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements.  THVG believes that the expense recorded through June 30, 2016, which was estimated based on historical claims, adequately provides for its exposure under these arrangements.  Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business.  THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

10.SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions.  These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

THVG has performed an evaluation of subsequent events through November 7, 2016, which is the date the consolidated financial statements were available to be issued.

In July and September of 2016, THVG purchased units in Frisco Medical Center, L.L.P. (BMCF) for approximately $5,400,000 and $2,400,000, respectively, to fund a re-syndication and to maintain its current ownership.

In October of 2016, BMCF purchased a controlling interest of 50.1% of Baylor Surgicare at Baylor Plano, LLC (BSBP), a denovo which is scheduled to commence operations in 2017.  The total purchase price paid by BMCF for the acquisition was approximately $1,300,000.  THVG purchased a direct interest of 12.0% of BSBP for $300,000.  Baylor Regional Medical Center at Plano (BMCP), a wholly controlled affiliate of BSW Holdings, purchased a direct interest of 9.9% for approximately $250,000.