Form 10-Q
period 2017-03-31
TENET HEALTHCARE CORP
filed 2017-05-01
CIK 70318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

TENET HEALTHCARE CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400
Dallas, TX 75202

(Address of principal executive offices, including zip code)

(469) 893-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.   Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (each as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At April 26, 2017, there were 100,530,372 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Millions

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$572	$716
Accounts receivable, less allowance for doubtful accounts ($1,041 at March 31, 2017 and $1,031 at December 31, 2016)	2,960	2,897
Inventories of supplies, at cost	324	326
Income tax receivable	26	4
Assets held for sale	3	29
Other current assets	1,167	1,285
Total current assets	5,052	5,257
Investments and other assets	1,260	1,250
Deferred income taxes	930	871
Property and equipment, at cost, less accumulated depreciation and amortization ($4,926 at March 31, 2017 and $4,974 at December 31, 2016)	7,976	8,053
Goodwill	7,429	7,425
Other intangible assets, at cost, less accumulated amortization ($814 at March 31, 2017 and $772 at December 31, 2016)	1,863	1,845
Total assets	$24,510	$24,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$147	$191
Accounts payable	1,179	1,329
Accrued compensation and benefits	739	872
Professional and general liability reserves	201	181
Accrued interest payable	327	210
Liabilities held for sale	—	9
Accrued legal settlement costs	11	8
Other current liabilities	1,163	1,234
Total current liabilities	3,767	4,034
Long-term debt, net of current portion	15,071	15,064
Professional and general liability reserves	614	613
Defined benefit plan obligations	624	626
Deferred income taxes	289	279
Other long-term liabilities	621	610
Total liabilities	20,986	21,226
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	2,430	2,393
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 148,840,473 shares issued at March 31, 2017 and 148,106,249 shares issued at December 31, 2016	7	7
Additional paid-in capital	4,834	4,827
Accumulated other comprehensive loss	(255)	(258)
Accumulated deficit	(1,739)	(1,742)
Common stock in treasury, at cost, 48,419,483 shares at March 31, 2017 and 48,420,650 shares at December 31, 2016	(2,417)	(2,417)
Total shareholders’ equity	430	417
Noncontrolling interests	664	665
Total equity	1,094	1,082
Total liabilities and equity	$24,510	$24,701

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in Millions, Except Per-Share Amounts

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,196	$5,420
Less: Provision for doubtful accounts	383	376
Net operating revenues	4,813	5,044
Equity in earnings of unconsolidated affiliates	29	24
Operating expenses:
Salaries, wages and benefits	2,380	2,395
Supplies	765	811
Other operating expenses, net	1,187	1,242
Electronic health record incentives	(1)	—
Depreciation and amortization	221	212
Impairment and restructuring charges, and acquisition-related costs	33	28
Litigation and investigation costs	5	173
Gains on sales, consolidation and deconsolidation of facilities	(15)	(147)
Operating income	267	354
Interest expense	(258)	(243)
Other non-operating income (expense), net	(5)	(6)
Net income from continuing operations, before income taxes	4	105
Income tax benefit (expense)	33	(67)
Net income from continuing operations, before discontinued operations	37	38
Discontinued operations:
Net loss from operations	(2)	(5)
Income tax benefit	1	1
Net loss from discontinued operations	(1)	(4)
Net income	36	34
Less: Net income attributable to noncontrolling interests	89	93
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(53)	$(59)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(52)	$(55)
Net loss from discontinued operations, net of tax	(1)	(4)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(53)	$(59)
Loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.52)	$(0.56)
Discontinued operations	(0.01)	(0.04)
	$(0.53)	$(0.60)
Diluted
Continuing operations	$(0.52)	$(0.56)
Discontinued operations	(0.01)	(0.04)
	$(0.53)	$(0.60)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	100,000	98,768
Diluted	100,000	98,768

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

Dollars in Millions

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$36	$34
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating income (expense), net	4	—
Unrealized gains on securities held as available-for-sale	2	3
Foreign currency translation adjustments	3	2
Other comprehensive income before income taxes	9	5
Income tax expense related to items of other comprehensive income	(6)	(1)
Total other comprehensive income, net of tax	3	4
Comprehensive net income	39	38
Less: Comprehensive income attributable to noncontrolling interests	89	93
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(50)	$(55)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in Millions

(Unaudited)

	March 31,
	2017	2016
Net income	$36	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	212
Provision for doubtful accounts	383	376
Deferred income tax expense	—	31
Stock-based compensation expense	13	16
Impairment and restructuring charges, and acquisition-related costs	33	28
Litigation and investigation costs	5	173
Gains on sales, consolidation and deconsolidation of facilities	(15)	(147)
Equity in earnings of unconsolidated affiliates, net of distributions received	4	12
Amortization of debt discount and debt issuance costs	11	10
Pre-tax loss from discontinued operations	2	5
Other items, net	(2)	2
Changes in cash from operating assets and liabilities:
Accounts receivable	(446)	(453)
Inventories and other current assets	132	(18)
Income taxes	(34)	28
Accounts payable, accrued expenses and other current liabilities	(161)	(114)
Other long-term liabilities	26	24
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(24)	(69)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	2	(3)
Net cash provided by operating activities	186	147
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(198)	(208)
Purchases of businesses or joint venture interests, net of cash acquired	(6)	(29)
Proceeds from sales of facilities and other assets	20	573
Proceeds from sales of marketable securities, long-term investments and other assets	9	12
Purchases of equity investments	(1)	(18)
Other assets	(12)	(10)
Other items, net	(1)	—
Net cash provided by (used in) investing activities	(189)	320
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	(995)
Proceeds from borrowings under credit facility	—	995
Repayments of other borrowings	(89)	(38)
Proceeds from other borrowings	6	1
Debt issuance costs	(2)	—
Distributions paid to noncontrolling interests	(63)	(44)
Proceeds from sales of noncontrolling interests	10	—
Proceeds from employee stock plan purchases	2	—
Other items, net	(5)	(14)
Net cash used in financing activities	(141)	(95)
Net increase (decrease) in cash and cash equivalents	(144)	372
Cash and cash equivalents at beginning of period	716	356
Cash and cash equivalents at end of period	$572	$728
Supplemental disclosures:
Interest paid, net of capitalized interest	$(130)	$(132)
Income tax payments, net	$(1)	$(6)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At March 31, 2017, we operated 80 hospitals, 20 short-stay surgical hospitals,  470 outpatient centers, nine facilities in the United Kingdom and five health plans (certain of which are classified as held for sale, as described in Note 3) through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). We hold noncontrolling interests in 123 facilities, which are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).  In addition to the impact of the new accounting standards discussed below, certain prior-year amounts have also been reclassified to conform to the current-year presentation, primarily related to the detail of other intangible assets in Note 1 and the line items presented in the changes in shareholders’ equity table in Note 8.

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which affects all entities that issue share-based payment awards to their employees. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption of ASU 2016-09, we recorded previously unrecognized excess tax benefits of approximately $56 million as a deferred tax asset and a cumulative effect adjustment to retained earnings as of January 1, 2017. Prospectively, all excess tax benefits and deficiencies will be recognized as income tax benefit or expense in our consolidated statement of operations when awards vest.

Also effective January 1, 2017, we early adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017‑07”), which the FASB issued in March 2017. The amendments in ASU 2017-07 apply to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 of the FASB Accounting Standards Codification. The guidance in ASU 2017‑07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. The line item or items used in the statement of operations to present the other components of net benefit cost must be disclosed. The amendments in ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations. As a result of the adoption of ASU 2017-07, we reclassified approximately $7 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net in the accompanying Condensed Consolidated Statement of Operations for both of the three month periods ended March 31, 2017 and 2016. Upon adoption of ASU 2017-07, we also reclassified approximately $7 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for each of the three month periods ended June 30, 2016, September 30, 2016 and December 31, 2016, and we reclassified approximately $30 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for the year ended December 31, 2015.

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

Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Translation of Foreign Currencies

The accounts of European Surgical Partners Limited (“Aspen”) were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity. Deferred U.S. taxes have not been provided with respect to translation gains or losses because Aspen’s accumulated earnings are indefinitely reinvested outside the United States.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended
	March 31,
	2017	2016
General Hospitals:
Medicare	$860	$859
Medicaid	275	373
Managed care	2,551	2,626
Indemnity, self-pay and other	405	437
Acute care hospitals — other revenue	4	7
Other:
Ambulatory Care	462	437
Conifer	243	218
Other operations	396	463
Net operating revenues before provision for doubtful accounts	$5,196	$5,420

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $572 million and $716 million at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, our book overdrafts were approximately $239 million and $279 million, respectively, which were classified as accounts payable.

At March 31, 2017 and December 31, 2016, approximately $155 million and $147 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and approximately $114 million and $85 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at March 31, 2017 and December 31, 2016, we had $96 million and $179 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $55 million and $141 million, respectively, were included in accounts payable.

During the three months ended March 31, 2017 and 2016, we entered into non-cancellable capital leases of approximately $34 million and $31 million, respectively, primarily for equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At March 31, 2017:
Capitalized software costs	$1,619	$(711)	$908
Trade names	106	—	106
Contracts	846	(47)	799
Other	106	(56)	50
Total	$2,677	$(814)	$1,863

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
At December 31, 2016:
Capitalized software costs	$1,572	$(681)	$891
Trade names	106	—	106
Contracts	845	(43)	802
Other	94	(48)	46
Total	$2,617	$(772)	$1,845

Estimated future amortization of intangibles with finite useful lives at March 31, 2017 is as follows:

		Years Ending December 31,					Later
	Total	2017	2018	2019	2020	2021	Years
Amortization of intangible assets	$1,207	$175	$187	$165	$131	$88	$461

We recognized amortization expense of $42 million and $40 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively.

Investments in Unconsolidated Affiliates

We control 217 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (107 of 324 at March 31, 2017) and four of the hospitals our Hospital Operations and other segment operates, as well as 12 additional facilities in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for the equity method investees within our Ambulatory Care segment and the four equity method investee hospitals operated by our Hospital Operations and other segment are included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended
	March 31,
	2017	2016
Net operating revenues	$584	$578
Net income	$115	$105
Net income attributable to the investees	$76	$69

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	March 31,	December 31,
	2017	2016
Continuing operations:
Patient accounts receivable	$3,873	$3,799
Allowance for doubtful accounts	(1,041)	(1,031)
Estimated future recoveries	141	141
Net cost reports and settlements payable and valuation allowances	(15)	(14)
	2,958	2,895
Discontinued operations	2	2
Accounts receivable, net	$2,960	$2,897

At March 31, 2017 and December 31, 2016, our allowance for doubtful accounts was 26.8% and 27.1%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At March 31, 2017 and December 31, 2016, our allowance for doubtful accounts for self-pay was 84.7% and 85.4%, respectively, of our self-pay patient accounts receivable, including co-pays and deductibles owed by patients with insurance. At March 31, 2017 and December 31, 2016, our allowance for doubtful accounts for managed care was 10.3% and  9.9%, respectively, of our managed care patient accounts receivable.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Estimated costs for:
Self-pay patients	$160	$165
Charity care patients	$30	$44
Medicaid DSH and other supplemental revenues	$158	$227

At March 31, 2017 and December 31, 2016, we had approximately $413 million and $537 million, respectively, of receivables recorded in other current assets and approximately $97 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended September 30, 2016, certain of our health plan assets and liabilities met the criteria to be classified as held for sale. In the three months ended March 31, 2017, we completed the sale of our health plan businesses in Michigan at a transaction price of approximately $16 million and recognized a gain on sale of approximately $9 million. At March 31, 2017, $2 million of assets related to our health plan businesses in other states were recorded as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheet.

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $35 million are included in accounts receivable, less allowance for doubtful accounts in the accompanying Condensed Consolidated Balance Sheet at March 31, 2017.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $33 million primarily related to our Hospital Operations and other segment, consisting of approximately $1 million to write-down other intangible assets, $16 million of employee severance costs, $2 million of other restructuring costs, $6 million of contract and lease termination fees, and $8 million in acquisition-related costs, which include $2 million of transaction costs and $6 million of acquisition integration charges.

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

At March 31, 2017, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our Hospital Operations and other segment was structured as follows at March 31, 2017:

•	Our Eastern region included all of our segment operations in Alabama, Florida, Illinois, Massachusetts, Michigan, Missouri, Pennsylvania, South Carolina and Tennessee;

•	Our Texas region included all of our segment operations in New Mexico and Texas; and

•	Our Western region included all of our segment operations in Arizona and California.

These regions are reporting units used to perform our goodwill impairment analysis and are one level below our reportable business segments. We also perform a goodwill impairment analysis for our Ambulatory Care and Conifer reporting units.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our consolidated statements of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior unsecured notes:
5% due 2019	$1,100	$1,100
5 1/2% due 2019	500	500
6 3/4% due 2020	300	300
8% due 2020	750	750
8 1/8% due 2022	2,800	2,800
6 3/4% due 2023	1,900	1,900
6 7/8% due 2031	430	430
Senior secured notes:
6 1/4% due 2018	1,041	1,041
4 3/4% due 2020	500	500
6% due 2020	1,800	1,800
Floating % due 2020	900	900
4 1/2% due 2021	850	850
4 3/8% due 2021	1,050	1,050
7 1/2% due 2022	750	750
Capital leases	688	735
Mortgage notes	84	84
Unamortized issue costs, note discounts and premiums	(225)	(235)
Total long-term debt	15,218	15,255
Less current portion	147	191
Long-term debt, net of current portion	$15,071	$15,064

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at March 31, 2017.

Letter of Credit Facility

We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. On September 15, 2016, we entered into an amendment to the existing letter of credit facility agreement in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, (ii) reduce the margin payable with respect to unreimbursed drawings under letters of credit and undrawn letters of credit issued under the LC Facility, and (iii) reduce the commitment fee payable with respect to the undrawn portion of the commitments under the LC Facility.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2017, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At March 31, 2017, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $109 million. We had a total liability of $94 million recorded for these guarantees included in other current liabilities at March 31, 2017.

At March 31, 2017, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $29 million. Of the total, $18 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2017.

NOTE 7. EMPLOYEE BENEFIT PLANS

In recent years, we have granted both options and restricted stock units to certain of our employees. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units and performance-based options that vest subject to the achievement of specified performance goals within a specified timeframe. At March 31, 2017, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 6.0 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units (approximately 5.0 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 include $10 million and $14 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2017:

		Weighted Average
		Exercise Price	Aggregate	Weighted Average
	Options	Per Share	Intrinsic Value	Remaining Life
			(In Millions)
Outstanding at December 31, 2016	1,435,921	$22.87
Granted	987,781	18.99
Exercised	(5,525)	4.56
Forfeited/Expired	(187,458)	26.07
Outstanding at March 31, 2017	2,230,719	$20.93	$2	5.6	years
Vested and expected to vest at March 31, 2017	2,230,719	$20.93	$2	5.6	years
Exercisable at March 31, 2017	1,242,938	$22.47	$2	2.2	years

There were 5,525 and 3,950 stock options exercised during the three months ended March 31, 2017 and 2016, respectively, in each case with an aggregate intrinsic value of less than $1 million.

At March 31, 2017, there were $8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.9 years.

In the three months ended March 31, 2017, we granted an aggregate of 987,781 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $23.74 (a 25% premium above the March 1, 2017 grant-date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the three months ended March 31, 2016, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2017 was $8.52 per share. The fair values were calculated based on the grant date, using a Monte Carlo simulation with the following assumption:

Three Month Ended
March 31, 2017
Expected volatility	49%
Expected dividend yield	0%
Expected life	6.2 years
Expected forfeiture rate	0%
Risk-free interest rate	2.15%

The expected volatility used in the Monte Carlo simulation incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price on two dates (April 8, 2011 and April 11, 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from Tenet’s historical stock option exercise behavior, adjusted for the exercisable period (i.e., from the third anniversary through the tenth anniversary of the grant date). The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes.

The following table summarizes information about our outstanding stock options at March 31, 2017:

	Options Outstanding				Options Exercisable
		Weighted Average
	Number of	Remaining		Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Contractual Life		Exercise Price	Options	Exercise Price
$0.00 to $4.569	165,361	1.9	years	$4.56	165,361	$4.56
$4.57 to $19.769	988,081	9.9	years	18.99	300	14.52
$19.77 to $32.569	822,890	2.6	years	20.87	822,890	20.87
$32.57 to $42.529	254,387	0.9	years	39.31	254,387	39.31
	2,230,719	5.6	years	$20.93	1,242,938	$22.47

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2017:

	Restricted Stock	Weighted Average Grant
	Units	Date Fair Value Per Unit
Unvested at December 31, 2016	3,174,533	$38.75
Granted	469,029	18.99
Vested	(960,836)	41.21
Forfeited	(26,273)	36.39
Unvested at March 31, 2017	2,656,453	$34.60

In the three months ended March 31, 2017, we granted 469,029 restricted stock units, of which 456,126 will vest and be settled ratably over a three-year period from the grant date. The vesting of the remaining 12,903 restricted stock units is contingent on our achievement of specified performance goals for the years 2017 to 2019. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 12,903 units granted, depending on our level of achievement with respect to the performance goals.

At March 31, 2017, there were $62 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Retirement Plans

In both of the three-month periods ended March 31, 2017 and 2016, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of approximately $1 million in salaries, wages and benefits expense and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of approximately $7 million in other non-operating income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2017 and 2016 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
				Accumulated
	Common Stock		Additional	Other
	Shares	Issued Par	Paid-in	Comprehensive	Accumulated	Treasury	Noncontrolling
	Outstanding	Amount	Capital	Loss	Deficit	Stock	Interests	Total Equity
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(53)	—	36	(17)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests	—	—	4	—	—	—	(1)	3
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense, tax benefit and issuance of common stock	735	—	3	—	—	—	—	3
Balances at March 31, 2017	100,421	$7	$4,834	$(255)	$(1,739)	$(2,417)	$664	$1,094

Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(59)	—	13	(46)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	4	—	—	—	4
Purchases (sales) of businesses and noncontrolling interests	—	—	(7)	—	—	—	31	24
Stock-based compensation expense and issuance of common stock	773	—	(4)	—	—	—	—	(4)
Balances at March 31, 2016	99,268	$7	$4,804	$(160)	$(1,609)	$(2,417)	$301	$926

Our noncontrolling interests balances at March 31, 2017 and 2016 in the table above were comprised of $89 million and $21 million, respectively, from our Hospital Operations and other segment, and $575 million and $280 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively, in the table above were comprised of $6 million and $1 million, respectively, from our Hospital Operations and other segment, and $30 million and $12 million, respectively, from our Ambulatory Care segment.

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

Professional and General Liability Reserves

At March 31, 2017 and December 31, 2016, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $815 million and $794 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.22% at March 31, 2017 and 2.25% at December 31, 2016.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $70 million and $93 million for the three months ended March 31, 2017 and 2016, respectively.

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

We are also subject to a non-prosecution agreement, as described in our Annual Report. If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

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

Shareholder Litigation

On February 10, 2017, the U.S. District Court for the Northern District of Texas consolidated two previously disclosed lawsuits filed by purported shareholders of the Company’s common stock against the Company and several current and former executive officers into a single matter captioned In re Tenet Healthcare Corporation Securities Litigation. On April 11, 2017, the four court-appointed lead plaintiffs filed a consolidated amended class action complaint asserting violations of the federal securities laws. The plaintiffs are seeking class certification on behalf of all persons who acquired the Company’s common stock between February 28, 2012 and August 1, 2016.  The complaint alleges that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs claim that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters.

On January 30, 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed by purported shareholders of the Company’s common stock on behalf of the Company against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition on February 23, 2017.  A separate shareholder derivative lawsuit, captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation, was filed on January 23, 2017 in the U.S. District Court for the Northern District of Texas. The consolidated shareholder derivative petition and the Horowitz complaint generally track the allegations in the securities class action complaint described above and claim that the plaintiffs did not make demand on the current directors to bring the lawsuits because such a demand would have been futile. The Company intends to vigorously defend against the allegations in the purported shareholder class action and shareholder derivative lawsuits.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. The case was stayed from 2008 through mid-2015. At this time, we are awaiting the court’s ruling on class certification and will continue to vigorously defend ourselves against the plaintiffs’ allegations. It remains impossible at this time to predict the outcome of these proceedings with any certainty; however, we believe that the ultimate resolution of this matter will not have a material effect on our business, financial condition or results of operations.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2017 and 2016:

	Balances at	Litigation and		Balances at
	Beginning	Investigation	Cash	End of
	of Period	Costs	Payments	Period
Three Months Ended March 31, 2017
Continuing operations	$12	$5	$—	$17
Discontinued operations	—	—	—	—
	$12	$5	$—	$17

Three Months Ended March 31, 2016
Continuing operations	$299	$173	$(45)	$427
Discontinued operations	—	—	—	—
	$299	$173	$(45)	$427

For the three months ended March 31, 2017 and 2016, we recorded costs of $5 million and $173 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture partners. Each year starting in 2016, our joint venture partners must put to us at least 12.5%, and may put up to 25%, of the equity held by them in the joint venture immediately after the closing. In January 2016, Welsh, Carson, Anderson & Stowe (“Welsh Carson”), on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase these shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Balances at beginning of period	$2,393	$2,266
Net income	53	80
Distributions paid to noncontrolling interests	(27)	(34)
Purchases and sales of businesses and noncontrolling interests, net	11	69
Balances at end of period	$2,430	$2,381

Our redeemable noncontrolling interests balances at March 31, 2017 and 2016 in the table above were comprised of $521 million and $463 million, respectively, from our Hospital Operations and other segment, $1.737 billion and $1.800 billion, respectively, from our Ambulatory Care segment, and $172 million and $118 million, respectively, from our Conifer segment. Our net income attributable to redeemable noncontrolling interests for the three months ended March 31, 2017 and 2016, respectively, in the table above were comprised of $4 million and $5 million, respectively, from our Hospital Operations and other segment, $35 million and $63 million, respectively, from our Ambulatory Care segment, and $14 million and $12 million, respectively, from our Conifer segment.

NOTE 12. INCOME TAXES

During the three months ended March 31, 2017, we recorded an income tax benefit of $33 million in continuing operations on pre-tax income of $4 million, compared to income tax expense of $67 million on pre-tax income of $105 million during the three months ended March 31, 2016. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended
	March 31,
	2017	2016
Tax expense at statutory federal rate of 35%	$1	$37
State income taxes, net of federal income tax benefit	(7)	13
Tax benefit attributable to noncontrolling interests	(26)	(21)
Nondeductible goodwill	—	29
Nontaxable gains	—	(17)
Nondeductible litigation	—	26
Change in tax contingency reserves, including interest	(2)	(3)
Stock-based compensation	8	—
Other items	(7)	3
	$(33)	$67

During the three months ended March 31, 2017, we decreased our estimated liabilities for uncertain tax positions by $2 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at March 31, 2017 was $33 million, of which $30 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2017 were $4 million, all of which related to continuing operations.

At March 31, 2017, approximately $3 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three months ended March 31, 2017 and 2016. Loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable
	to Common	Weighted
	Shareholders	Average Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Three Months Ended March 31, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(52)	100,000	$(0.52)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(52)	100,000	$(0.52)

Three Months Ended March 31, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(55)	98,768	$(0.56)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(55)	98,768	$(0.56)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three months ended March 31, 2017 and 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 848 and 1,567 for the three months ended March 31, 2017 and 2016, respectively.

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

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$50	$24	$26	$—
	$50	$24	$26	$—

		Quoted Prices
		in Active		Significant
		Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Investments	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Marketable debt securities — noncurrent	$49	$23	$26	$—
	$49	$23	$26	$—

  The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2017 and December 31, 2016, the estimated fair value of our long-term debt was approximately 98.7% and 93.9%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2017 are as follows:

Current assets	$1
Property and equipment	1
Other intangible assets	2
Goodwill	10
Current liabilities	(2)
Long-term liabilities	(1)
Noncontrolling interests	(3)
Cash paid, net of cash acquired	(6)
Gains on consolidations	$2

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The total $10 million of goodwill from acquisitions completed during the three months ended March 31, 2017 was recorded in our Ambulatory Care segment. Approximately $2 million in transaction costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2017, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

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

During the three months ended March 31, 2017, we recognized gains totaling $2 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

NOTE 16. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 3). We also own various related healthcare businesses.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At March 31, 2017, our USPI joint venture had interests in 240 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 27 states.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At March 31, 2017, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31,	December 31,
	2017	2016
Assets:
Hospital Operations and other	$17,619	$17,871
Ambulatory Care	5,747	5,722
Conifer	1,144	1,108
Total	$24,510	$24,701

	Three Months Ended
	March 31,
	2017	2016
Capital expenditures:
Hospital Operations and other	$183	$191
Ambulatory Care	11	12
Conifer	4	5
Total	$198	$208

Net operating revenues:
Hospital Operations and other(1)	$4,115	$4,397
Ambulatory Care	455	429
Conifer
Tenet	159	167
Other customers	243	218
Total Conifer revenues	402	385
Intercompany eliminations	(159)	(167)
Total	$4,813	$5,044

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$2	$(1)
Ambulatory Care	27	25
Total	$29	$24

Adjusted EBITDA:
Hospital Operations and other(2)	$309	$418
Ambulatory Care	153	136
Conifer	65	63
Total	$527	$617

Depreciation and amortization:
Hospital Operations and other	$187	$174
Ambulatory Care	22	25
Conifer	12	13
Total	$221	$212

Adjusted EBITDA	$527	$617
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	(16)	3
Depreciation and amortization	(221)	(212)
Impairment and restructuring charges, and acquisition-related costs	(33)	(28)
Litigation and investigation costs	(5)	(173)
Interest expense	(258)	(243)
Other non-operating income (expense), net	(5)	(6)
Gains on sales, consolidation and deconsolidation of facilities	15	147
Net income from continuing operations before income taxes	$4	$105

(1)	Hospital Operations and other revenues include health plan revenues of $65 million and $127 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	Hospital Operations and other Adjusted EBITDA excludes health plan losses of $16 million and health plan income of $3 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 17. RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). In August 2015, the FASB amended the guidance to defer the effective date of this standard by one year. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the requirements of the new standard to insure that we have processes, systems and internal controls in place to collect the necessary information to implement the standard, which will be effective for us beginning in 2018. Early adoption is permitted starting with annual periods beginning after December 31, 2016, but we did not early adopt the new standard. It is our current intention to use a modified retrospective method of application to adopt ASU 2014‑09.We will use a portfolio approach to apply the new model to classes of payers with similar characteristics and will likely revise the approach we use to analyze cash collection trends for certain classes of payers once the final portfolios are determined, including the selection of the appropriate collection look-back period. Adoption of ASU 2014‑09 will result in changes to our presentation for and disclosure of revenue related to uninsured or underinsured patients. Currently, a significant portion of our provision for doubtful accounts relates to self-pay patients as well as co-pays and deductibles owed to us by patients with insurance in our Hospital Operations and other segment. Under ASU 2014-09, the estimated uncollectible amounts due from these patients will generally be considered a direct reduction to net operating revenues and, correspondingly, will result in a material reduction in the amounts presented separately as provision for doubtful accounts. While the adoption of ASU 2014-09 will have a material effect on the amounts presented in certain categories on our consolidated statements of operations, we do not expect it to materially impact our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheets upon adoption. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)” (“ASU 2017‑04”), which affects public business and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. It is our intention to early adopt ASU 2017-04 for our annual goodwill impairment tests for the year ending December 31, 2017. As of March 31, 2017, we do not expect the adoption of this guidance to materially impact our financial position, results of operations or cash flows.

NOTE 18. SUBSEQUENT EVENTS

In April 2017, we amended our previously disclosed Put/Call Agreement with Welsh Carson to provide for, among other things, the acceleration of our acquisition of certain shares of our USPI joint venture such that, on or before July 3, 2017, we will own 80% of the outstanding shares of our USPI joint venture. Under the terms of the amendment, we will pay Welsh Carson approximately $711 million to buy 23.7% of our USPI joint venture, which amount will be subject to adjustment for actual 2017 results in accordance with the terms of the Put/Call Agreement. The closing of the purchase is expected to occur on or before July 3, 2017. We expect to fund the consideration from general sources of corporate liquidity, including cash on hand, proceeds from asset divestitures and borrowings under our Credit Agreement.

The amended agreement also provides that the remaining 15.0% ownership interest in our USPI joint venture held by Welsh Carson will be subject to put options in equal shares in each of 2018 and 2019. In the event Welsh Carson does not exercise these put options, we will have the option to buy 7.5% of our USPI joint venture from Welsh Carson in 2018 and another 7.5% in 2019. As a result, we could own 95% of our USPI joint venture as soon as 2019, with the remaining 5% owned by Baylor University Medical Center. In connection with such puts or calls, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals, physician practices and health plans (certain of which are classified as held for sale as described in Note 3 to our Condensed Consolidated Financial Statements). Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities. At March 31, 2017, our USPI joint venture had interests in 240 ambulatory surgery centers, 34 urgent care centers, 21 imaging centers and 20 short-stay surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview
•	Forward-Looking Statements
•	Sources of Revenue
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements
•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 75 hospitals operated throughout the three months ended March 31, 2017 and 2016, (ii) our five Georgia hospitals, which we divested effective April 1, 2016, and (iii) The Hospitals of Providence (“THOP”) Transmountain Campus, a new teaching hospital we opened on January 17, 2017 in El Paso. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Accelerating the Purchase of Noncontrolling Interests in our USPI Joint Venture—In April 2017, we amended our previously disclosed Put/Call Agreement, as described and defined in Note 11 to our accompanying Condensed Consolidated Financial Statements, to provide for, among other things, the acceleration of our acquisition of certain shares of our USPI joint venture such that, on or before July 3, 2017, we will own 80% of the outstanding shares of our USPI joint venture. Currently, we own approximately 56.3% of the USPI joint venture. Under the terms of the amendment, we will pay Welsh, Carson, Anderson & Stowe (“Welsh Carson”) approximately $711 million, to buy 23.7% of our USPI joint venture, which amount will be subject to adjustment for actual 2017 results in accordance with the terms of the Put/Call Agreement. Increasing our ownership in the USPI joint venture to 80% will allow us to use our net operating loss carryforwards to offset the federal cash taxes that our USPI joint venture would otherwise pay in 2017 and future years until our carryforwards are fully utilized. The closing of the purchase is expected to occur on or before July 3, 2017. We expect to fund the consideration from general sources of corporate liquidity, including cash on hand, proceeds from asset divestitures and borrowings under our credit agreement.

The amended agreement also provides that the remaining 15.0% ownership interest in our USPI joint venture held by Welsh Carson will be subject to put options in equal shares in each of 2018 and 2019. In the event Welsh Carson does not exercise these put options, we will have the option to buy 7.5% of our USPI joint venture from Welsh Carson in 2018 and another 7.5% in 2019. As a result, we could own 95% of our USPI joint venture as soon as 2019, with the remaining 5% owned by Baylor University Medical Center. In connection with such puts or calls, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

Divestiture of Health Plan in Arizona and our Home Health and Hospice Businesses—On May 1, 2017, we sold the membership of our VHS Phoenix Health Plan, Inc., a Medicaid-managed health plan operating as Phoenix Health Plan in Arizona, for proceeds of approximately $13 million. Also on May 1, 2017, we completed the sale of the majority of our home health and hospice businesses for proceeds of approximately $20 million. We do not expect to record impairment charges as a result of these transactions.

Definitive Agreement to Sell Three Acute Care Hospitals and Related Operations in Houston—Additionally on May 1, 2017, we announced a definitive agreement to sell three of our acute care hospitals and related operations in Houston, Texas (not including any of our Ambulatory Care facilities).  Our portion of the proceeds from the sale will be approximately $725 million. We do not expect to record an impairment charge as a result of this anticipated transaction. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed by the third quarter of 2017.

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

Our ability to execute on our strategies and manage the aforementioned trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 75 hospitals operated throughout the three months ended March 31, 2017 and 2016, (ii) our five Georgia hospitals, which we divested effective April 1, 2016, and (iii) our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations
	Three Months Ended March 31,
				Increase
Selected Operating Statistics	2017	2016		(Decrease)
Hospital Operations and other
Number of hospitals (at end of period)	76	80	(4)	(1)
Total admissions	196,907	211,799		(7.0)%
Adjusted patient admissions(2)	347,150	362,819		(4.3)%
Paying admissions (excludes charity and uninsured)	186,648	201,436		(7.3)%
Charity and uninsured admissions	10,259	10,363		(1.0)%
Emergency department visits	733,051	789,916		(7.2)%
Total surgeries	121,404	132,584		(8.4)%
Patient days — total	923,339	1,010,514		(8.6)%
Adjusted patient days(2)	1,603,698	1,714,369		(6.5)%
Average length of stay (days)	4.69	4.77		(1.7)%
Average licensed beds	20,440	21,524		(5.0)%
Utilization of licensed beds(3)	50.2%	51.6%	(1.4)	%(1)
Total visits	2,039,942	2,146,618		(5.0)%
Paying visits (excludes charity and uninsured)	1,908,212	1,984,515		(3.8)%
Charity and uninsured visits	131,730	162,103		(18.7)%
Ambulatory Care
Total consolidated facilities (at end of period)	217	211	6	(1)
Total cases	455,576	444,239		2.6%

(1)	The change is the difference between the 2017 and 2016 amounts shown.
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

Total admissions decreased by 14,892, or 7.0%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and total surgeries decreased by 11,180, or 8.4%, in the three months ended March 31, 2017 compared to the 2016 period. In addition, our emergency department visits decreased 7.2% in the three months ended March 31, 2017 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 were negatively impacted by the decrease in our number of hospitals, a leap-year day in the 2016 period, and our out-of-network status with a national payer. Our Ambulatory Care total cases increased 2.6% due to the increase in consolidated facilities.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues	2017	2016	(Decrease)
Net operating revenues before provision for doubtful accounts
Hospital Operations and other	$4,332	$4,598	(5.8)%
Ambulatory Care	462	437	5.7%
Conifer	402	385	4.4%
Total	5,196	5,420	(4.1)%
Selected Hospital Operations and other revenue data
Net inpatient revenues	$2,609	$2,781	(6.2)%
Net outpatient revenues	$1,482	$1,514	(2.1)%
Self-pay net inpatient revenues	$106	$78	35.9%
Self-pay net outpatient revenues	$151	$145	4.1%
Total self-pay revenues	$257	$223	15.2%

Net operating revenues before provision for doubtful accounts decreased by $224 million, or 4.1%, in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to lower inpatient and outpatient volumes. The 2016 period also included $57 million of net revenues from the California provider fee program, the extension of which has not yet been approved by CMS for the three months ended March 31, 2017. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Provision for Doubtful Accounts	2017	2016	(Decrease)
Provision for doubtful accounts
Hospital Operations and other	$376	$368	2.2%
Ambulatory Care	7	8	(12.5)%
Total	$383	$376	1.9%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts
Hospital Operations and other	8.7%	8.0%	0.7	%(1)
Ambulatory Care	1.5%	1.8%	(0.3)	%(1)
Total	7.4%	6.9%	0.5	%(1)

(1)	The change is the difference between the 2017 and 2016 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.4% and 6.9% for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to increases in uninsured revenues. Our accounts receivable days outstanding (“AR Days”) from continuing operations (which calculation excludes our health plan revenues and California provider fee revenue from the 2016 period because the 2017 program has not yet been approved) were 56.1 days at March 31, 2017 and 56.7 days at December 31, 2016, slightly over our target of less than 55 days.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2017	2016	(Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,980	$2,010	(1.5)%
Supplies	671	725	(7.4)%
Other operating expenses	1,015	1,073	(5.4)%
Total	$3,666	$3,808	(3.7)%
Ambulatory Care
Salaries, wages and benefits	$150	$146	2.7%
Supplies	94	86	9.3%
Other operating expenses	85	86	(1.2)%
Total	$329	$318	3.5%
Conifer
Salaries, wages and benefits	$250	$239	4.6%
Other operating expenses	87	83	4.8%
Total	$337	$322	4.7%
Total
Salaries, wages and benefits	$2,380	$2,395	(0.6)%
Supplies	765	811	(5.7)%
Other operating expenses	1,187	1,242	(4.4)%
Total	$4,332	$4,448	(2.6)%
Rent/lease expense(1)
Hospital Operations and other	$62	$61	1.6%
Ambulatory Care	18	17	5.9%
Conifer	5	4	25.0%
Total	$85	$82	3.7%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses per Adjusted Patient Admission	2017	2016	(Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,689	$5,526	2.9%
Supplies per adjusted patient admission(1)	1,933	1,997	(3.2)%
Other operating expenses per adjusted patient admission(1)	2,668	2,580	3.4%
Total per adjusted patient admission	$10,290	$10,103	1.9%

(1)

Calculation excludes the expenses from our health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 2.9% in the three months ended March 31, 2017 compared to the same period in 2016. This change is primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower volumes on operating leverage due to certain fixed staffing costs.

Supplies expense per adjusted patient admission decreased 3.2% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The change in supplies expense was primarily attributable to lower volumes in our higher acuity supply-intensive surgical services and the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 3.4% in the three months ended March 31, 2017 compared to the prior-year period. This increase is due to higher contracted services and medical fees, as well as the effect of lower volumes on operating leverage due to certain fixed costs. Malpractice expense for our Hospital Operations and other segment was $23 million lower in the 2017 period compared to the 2016 period. There was minimal impact in the  2017 period from the three basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $12 million as a result of a 55 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $572 million at March 31, 2017 compared to $716 million at December 31, 2016.

Significant cash flow items in the three months ended March 31, 2017 included:

•	Capital expenditures of $198 million; and

•	Interest payments of $130 million.

Net cash provided by operating activities was $186 million in the three months ended March 31, 2017 compared to $147 million in the three months ended March 31, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•	A $45 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	A $6 million decrease in cash used in discontinued operations.

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

HOSPITAL OPERATIONS AND OTHER SEGMENT SOURCES OF REVENUE

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

The table below shows the sources of net patient revenues before provision for doubtful accounts for our Hospital Operations and other segment, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended
	March 31,
			Increase
Net Patient Revenues from:	2017	2016	(Decrease)(1)
Medicare	21.0%	20.0%	1.0%
Medicaid	6.7%	8.7%	(2.0)%
Managed care	62.3%	61.1%	1.2%
Indemnity, self-pay and other	10.0%	10.2%	(0.2)%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

Our payer mix on an admissions basis for our Hospital Operations and other segment, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended
	March 31,
			Increase
Admissions from:	2017	2016	(Decrease)(1)
Medicare	27.0%	27.2%	(0.2)%
Medicaid	6.4%	7.3%	(0.9)%
Managed care	59.0%	58.1%	0.9%
Indemnity, self-pay and other	7.6%	7.4%	0.2%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 55 million individuals rely on healthcare benefits through Medicare, and approximately 74 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and periodically requires the enactment of reauthorizing legislation. The current authorizing legislation will expire on September 30, 2017, and we cannot predict what action the federal government may take with regard to the continuation of the CHIP.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2017 and 2016 are set forth in the following table:

	Three Months Ended
	March 31,
Revenue Descriptions	2017	2016
Medicare severity-adjusted diagnosis-related group — operating	$450	$474
Medicare severity-adjusted diagnosis-related group — capital	41	43
Outliers	21	22
Outpatient	241	222
Disproportionate share	71	78
Direct Graduate and Indirect Medical Education(1)	66	64
Other(2)	—	(17)
Adjustments for prior-year cost reports and related valuation allowances	12	13
Total Medicare net patient revenues	$902	$899

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 17.6% and 19.0% of total net patient revenues before provision for doubtful accounts of our continuing general hospitals for the three months ended March 31, 2017 and 2016, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2017 and 2016, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $158 million and $227 million, respectively. Our total Medicaid revenues for the 2016 period also included $57 million from the California provider fee program, the extension of which has not yet been approved by CMS for the three months ended March 31, 2017.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our hospitals are located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2017 and 2016 are set forth in the table below:

	Three Months Ended
	March 31,
	2017		2016
		Managed		Managed
Hospital Location	Medicaid	Medicaid	Medicaid	Medicaid
Michigan	$93	$87	$98	$73
Texas	48	60	52	61
California	42	109	104	103
Alabama	22	—	27	—
Florida	19	42	22	42
Illinois	19	17	18	18
Pennsylvania	19	50	19	51
Massachusetts	8	12	8	14
South Carolina	3	9	2	9
Arizona	1	50	4	55
Missouri	1	—	(1)	—
Georgia	—	—	19	9
Tennessee	—	8	1	8
	$275	$444	$373	$443

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On April 14, 2017, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2018 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following payment and policy changes:

•

A market basket increase of 2.9% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.9% market basket increase that result in a net operating payment update of 1.6% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.4%, respectively;

•	A 0.4588% increase required under the 21st Century Cures Act; and

•	A reduction of 0.6% to reverse the one-time increase of 0.6% made in FFY 2017 to address the effects of the 0.2% reduction in effect for FFYs 2014 through 2016 related to the two-midnight rule.

•

Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments, including a proposal to transition from using low-income days to estimated uncompensated care costs for the distribution of the UC-DSH pool;

•	A 1.03% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $23,573 to $26,713.

According to CMS, the combined impact of the payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 1.7% increase in operating MS-DRG payments for hospitals in large urban areas (populations over one million) in FFY 2018. All of the proposed payment and policy changes affecting operating MS-DRG payments and other proposals, notably those affecting Medicare UC-DSH payments, result in an estimated 1.1% increase in our annual fee-for-service IPPS payments, or approximately $24 million. The Proposed IPPS Rule is subject to a comment period that expires on June 13, 2017; we expect the final IPPS rule to be issued on or before August 2, 2017. Because of the uncertainty regarding factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

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

The amount of our managed care net patient revenues during both the three months ended March 31, 2017 and 2016 was $2.6 billion. Approximately 61% of our managed care net patient revenues for the three months ended March 31, 2017 was derived from our top ten managed care payers. National payers generated approximately 47% of our total net managed care revenues. The remainder comes from regional or local payers. At March 31, 2017 and December 31, 2016, approximately 64% and 66%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

In April 2017, we successfully concluded negotiations with a national payer to return to their provider network after ceasing our participation on October 1, 2016. As a result of this new agreement, our hospitals and other healthcare facilities, as well as our employed physicians, will be added to the payer’s national provider network on  either June 1, 2017 or October 1, 2017. Prior to expiration of the contract on October 1, 2016, the contract represented approximately 2.9% of our net operating revenues before provision for doubtful accounts for the period subsequent to the sale of our Georgia hospitals on March 31, 2016 to the contract expiration on September 30, 2016.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2017, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefitted from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate recently, and we believe the moderation could continue in future years. In the three months ended March 31, 2017, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 86% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both March 31, 2017 and December 31, 2016, approximately 4% of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co‑pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Estimated costs for:
Self-pay patients	$160	$165
Charity care patients	$30	$44
Medicaid DSH and other supplemental revenues	$158	$227

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net operating revenues:
General hospitals	$4,095	$4,302
Other operations	1,101	1,118
Net operating revenues before provision for doubtful accounts	5,196	5,420
Less provision for doubtful accounts	383	376
Net operating revenues	4,813	5,044
Equity in earnings of unconsolidated affiliates	29	24
Operating expenses:
Salaries, wages and benefits	2,380	2,395
Supplies	765	811
Other operating expenses, net	1,187	1,242
Electronic health record incentives	(1)	—
Depreciation and amortization	221	212
Impairment and restructuring charges, and acquisition-related costs	33	28
Litigation and investigation costs	5	173
Gains on sales, consolidation and deconsolidation of facilities	(15)	(147)
Operating income	$267	$354

	Three Months Ended
	March 31,
	2017	2016
Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.5%
Operating expenses:
Salaries, wages and benefits	49.4%	47.5%
Supplies	15.9%	16.1%
Other operating expenses, net	24.7%	24.6%
Depreciation and amortization	4.6%	4.2%
Impairment and restructuring charges, and acquisition-related costs	0.7%	0.6%
Litigation and investigation costs	0.1%	3.4%
Gains on sales, consolidation and deconsolidation of facilities	(0.3)%	(2.9)%
Operating income	5.5%	7.0%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 79% of our total net operating revenues before provision for doubtful accounts for both the three months ended March 31, 2017 and 2016.

Net operating revenues from our other operations were $1.101 billion and $1.118 billion in the three months ended March 31, 2017 and 2016. The decrease in net operating revenues from other operations during 2017 primarily relates to our health plans, partially offset by increases in revenue cycle services provided by our Conifer subsidiary and revenues from our USPI joint venture. Equity earnings of unconsolidated affiliates were $29 million and $24 million for the three months ended March 31, 2017 and 2016, respectively. The increase in equity earnings of unconsolidated affiliates in the 2017 period compared to the 2016 period primarily related to our USPI joint venture.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 75 hospitals operated throughout the three months ended March 31, 2017 and 2016. The results of our five Georgia hospitals, which we divested effective April 1, 2016, and our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso, are excluded from our same-hospital information.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2017	2016	(Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,967	$1,928	2.0%
Supplies	668	702	(4.8)%
Other operating expenses	1,000	1,020	(2.0)%
Total	$3,635	$3,650	(0.4)%
Ambulatory Care
Salaries, wages and benefits	$150	$146	2.7%
Supplies	94	86	9.3%
Other operating expenses	85	86	(1.2)%
Total	$329	$318	3.5%
Conifer
Salaries, wages and benefits	$250	$239	4.6%
Other operating expenses	87	83	4.8%
Total	$337	$322	4.7%
Rent/lease expense(1)
Hospital Operations and other	$60	$59	1.7%
Ambulatory Care	18	17	5.9%
Conifer	5	4	25.0%
Total	$83	$80	3.8%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

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

Hospital  Operations and  other  Segment

The following tables show operating statistics of our continuing operations hospitals on a same-hospital basis, which includes the results of our same 75 hospitals operated throughout the three months ended March 31, 2017 and 2016. The results of our five Georgia hospitals, which we divested effective April 1, 2016, and our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso, are excluded from our same-hospital information.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Admissions, Patient Days and Surgeries	2017	2016	(Decrease)
Number of hospitals (at end of period)	75	75	—	(1)
Total admissions	196,182	202,873	(3.3)%
Adjusted patient admissions(2)	339,522	348,221	(2.5)%
Paying admissions (excludes charity and uninsured)	186,079	193,286	(3.7)%
Charity and uninsured admissions	10,103	9,587	5.4%
Admissions through emergency department	126,067	129,606	(2.7)%
Paying admissions as a percentage of total admissions	94.9%	95.3%	(0.4)	%(1)
Charity and uninsured admissions as a percentage of total admissions	5.1%	4.7%	0.4	%(1)
Emergency department admissions as a percentage of total admissions	64.3%	63.9%	0.4	%(1)
Surgeries — inpatient	51,723	53,739	(3.8)%
Surgeries — outpatient	69,553	74,360	(6.5)%
Total surgeries	121,276	128,099	(5.3)%
Patient days — total	921,014	960,998	(4.2)%
Adjusted patient days(2)	1,583,962	1,637,408	(3.3)%
Average length of stay (days)	4.69	4.74	(1.1)%
Licensed beds (at end of period)	20,333	20,380	(0.2)%
Average licensed beds	20,334	20,375	(0.2)%
Utilization of licensed beds(3)	50.3%	52.4%	(2.1)	%(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.
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

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Outpatient Visits	2017	2016	(Decrease)
Total visits	2,009,408	2,052,169	(2.1)%
Paying visits (excludes charity and uninsured)	1,883,235	1,907,998	(1.3)%
Charity and uninsured visits	126,173	144,171	(12.5)%
Emergency department visits	703,035	733,756	(4.2)%
Surgery visits	69,553	74,360	(6.5)%
Paying visits as a percentage of total visits	93.7%	93.0%	0.7	%(1)
Charity and uninsured visits as a percentage of total visits	6.3%	7.0%	(0.7)	%(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Revenues	2017	2016	(Decrease)
Net operating revenues	$3,937	$4,060	(3.0)%
Net inpatient revenues	$2,605	$2,663	(2.2)%
Net outpatient revenues	$1,463	$1,445	1.2%
Self-pay net inpatient revenues	$106	$73	45.2%
Self-pay net outpatient revenues	150	136	10.3%
Total self-pay revenues	$256	$209	22.5%

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
Revenues on a Per Admission,			Increase
Per Patient Day and Per Visit Basis	2017	2016	(Decrease)
Net inpatient revenue per admission	$13,278	$13,126	1.2%
Net inpatient revenue per patient day	$2,828	$2,771	2.1%
Net outpatient revenue per visit	$728	$704	3.4%
Net patient revenue per adjusted patient admission(1)	$11,982	$11,797	1.6%
Net patient revenue per adjusted patient day(1)	$2,568	$2,509	2.4%

(1)

Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Provision for Doubtful Accounts	2017	2016	(Decrease)
Provision for doubtful accounts	$372	$338	10.1%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.6%	7.7%	0.9	%(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital
	Continuing Operations
	Three Months Ended March 31,
			Increase
Selected Operating Expenses	2017	2016	(Decrease)
Hospital Operations and other
Salaries, wages and benefits as a percentage of net operating revenues	50.0%	47.5%	2.5	%(1)
Supplies as a percentage of net operating revenues	17.0%	17.3%	(0.3)	%(1)
Other operating expenses as a percentage of net operating revenues	25.4%	25.1%	0.3	%(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

Revenues

Same-hospital net operating revenues decreased $123 million, or 3.0%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to lower inpatient and outpatient volumes. Our 2017 same-hospital inpatient and outpatient volumes were negatively impacted compared to the 2016 period by a leap-year day in the 2016 period and our out-of-network status with a national payer. The 2016 period also included $57 million of net revenues from the California provider fee program, the extension of which has not yet been approved by CMS for the three months ended March 31, 2017. Same-hospital net inpatient revenues decreased $58 million, or 2.2%, and same-hospital admissions decreased 3.3% in the three months ended March 31, 2017 compared to the same period in 2016. Same-hospital net inpatient revenue per admission increased 1.2%, primarily due to the improved terms of our managed care contracts in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Same-hospital net outpatient revenues increased $18 million, or 1.2%, while same-hospital outpatient visits decreased 2.1% in the three months ended March 31, 2017 compared to the same period in 2016. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 3.4% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the improved terms of our managed care contracts.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.6% and 7.7% for the three months ended March 31, 2017 and 2016, respectively. The increase in the 2017 period compared to the 2016 period was primarily driven by a $47 million increase in uninsured revenues.

The table below shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Accounts			Accounts
	Receivable			Receivable
	Before			Before
	Allowance	Allowance		Allowance	Allowance
	for Doubtful	for Doubtful		for Doubtful	for Doubtful
	Accounts	Accounts	Net	Accounts	Accounts	Net
Medicare	$400	$—	$400	$404	$—	$404
Medicaid	69	—	69	46	—	46
Net cost report settlements payable and valuation allowances	(15)	—	(15)	(14)	—	(14)
Managed care	1,974	183	1,791	1,965	175	1,790
Self-pay uninsured	468	423	45	488	442	46
Self-pay balance after insurance	232	170	62	211	155	56
Estimated future recoveries	141	—	141	141	—	141
Other payers	518	222	296	458	216	242
Total Hospital Operations and other	3,787	998	2,789	3,699	988	2,711
Ambulatory Care	212	43	169	227	43	184
Total discontinued operations	2	—	2	2	—	2
	$4,001	$1,041	$2,960	$3,928	$1,031	$2,897

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2017, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 25.8%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at March 31, 2017, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 97.6% at March 31, 2017.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.804 billion and $2.725 billion at March 31, 2017 and December 31, 2016, respectively, excluding cost report settlements payable and valuation allowances of $15 million and $14 million, respectively at March 31, 2017 and December 31, 2016:

	March 31, 2017
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	92%	68%	60%	26%	60%
61-120 days	4%	17%	16%	15%	13%
121-180 days	2%	7%	9%	9%	7%
Over 180 days	2%	8%	15%	50%	20%
Total	100%	100%	100%	100%	100%

	December 31, 2016
				Indemnity,
			Managed	Self-Pay
	Medicare	Medicaid	Care	and Other	Total
0-60 days	92%	75%	61%	24%	60%
61-120 days	5%	15%	15%	14%	13%
121-180 days	2%	4%	8%	10%	6%
Over 180 days	1%	6%	16%	52%	21%
Total	100%	100%	100%	100%	100%

At March 31, 2017, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $3.0 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 95% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2017 and December 31, 2016 by aging category for the hospitals currently in the program:

	March 31,	December 31,
	2017	2016
0-60 days	$69	$84
61-120 days	16	13
121-180 days	3	4
Over 180 days	4	4
Total	$92	$105

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased 250 basis points to 50.0% in the three months ended March 31, 2017 compared to the same period in 2016. Same-hospital net operating revenues decreased 3.0% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and same-hospital salaries, wages and benefits increased 2.0% in the three months ended March 31, 2017 compared to the 2016 period. The increase in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower volumes on operating leverage due to certain fixed staffing costs. Salaries, wages and benefits expense for the three months ended March 31, 2017 and 2016 included stock-based compensation expense of $9 million and $13 million, respectively.

At March 31, 2017, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have two expired contracts covering approximately 1.2% of our unionized employees and are negotiating renewals under extension agreements. We are also negotiating first contracts at three hospitals and one physician practice covering approximately 5.5% of our unionized employees where employees recently selected union representation. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased 30 basis points to 17.0% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The change in supplies expense was primarily attributable to lower volumes in our higher acuity supply-intensive surgical services and the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased 30 basis points to 25.4% in the three months ended March 31, 2017 compared to the same period in 2016. While same-hospital other operating expenses decreased by $20 million, or 2.0%, net operating revenues decreased by $123 million, or 3.0%. The changes in other operating expenses included:

•	increased medical fees of $9 million;

•	increased costs of contracted services of $21 million; and

•	the effect of lower volumes on operating leverage due to certain fixed costs, partially offset by

•	decreased malpractice expense of $20 million; and

•	decreased expenses associated with our health plan businesses of $43 million.

There was minimal impact in the 2017 period from the three basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $12 million as a result of a 55 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

Ambulatory  Care  Segment

Our Ambulatory Care segment is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and short-stay surgical hospitals, as well as Aspen’s hospitals and clinics. Our USPI joint venture operates its surgical facilities in partnership with local physicians and, in many of these facilities, a health system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. The joint venture operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•

our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by our USPI joint venture.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (107 of 324 facilities at March 31, 2017), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. Our USPI joint venture controls 217 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than our USPI joint venture is classified within “net income attributable to noncontrolling interests.”

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities our USPI joint venture operates and by the joint venture’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 67% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended
	March 31,
Ambulatory Care Results of Operations	2017	2016
Net operating revenues	$455	$429
Equity in earnings of unconsolidated affiliates	$27	$25
Salaries, wages and benefits	$150	$146
Supplies	$94	$86
Other operating expenses, net	$85	$86

Our Ambulatory Care net operating revenues increased by $26 million, or 6.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The growth in revenues was primarily driven by increases from acquisitions of $25 million.

Salaries, wages and benefits expense increased by $4 million, or 2.7%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily driven by salaries, wages and benefits expense from acquisitions of $6 million.

Supplies expense increased by $8 million, or 9.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily driven by supplies expense from acquisitions of $6 million.

Other operating expenses decreased by $1 million, or 1.2%, for the three months ended March 31, 2017 compared to three months ended March 31, 2016. The increases in other operating expenses related to acquisitions of $4 million were offset by decreases in same-facility other operating expenses of $5 million.

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

Three Months Ended
Ambulatory Care Facility Growth	March 31, 2017
Net revenues	6.1%
Cases	0.5%
Net revenue per case	5.6%

Joint Ventures with Healthcare System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of March 31, 2017, the majority of facilities in our Ambulatory Care segment are operated in this model.

Three Months Ended
Ambulatory Care Facilities with Healthcare System Partners	March 31, 2017
Facilities:
With a healthcare system partner	179
Without a healthcare system partner	145
Total facilities operated	324
Change from December 31, 2016
Acquisitions	2
De novo	—
Dispositions/Mergers	(1)
Total increase in number of facilities operated	1

Conifer  Segment

Our Conifer segment generated net operating revenues of $402 million and $385 million during the three months ended March 31, 2017 and 2016, respectively, a portion of which was eliminated in consolidation as described in Note 16 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $11 million, or 4.6%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients.

Other operating expenses for Conifer increased $4 million, or 4.8%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the growth in Conifer’s business primarily attributable to new clients. Conifer typically incurs start-up and other transition costs during the initial term of new client contracts.

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

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $33 million primarily related to our Hospital Operations and other segment, consisting of approximately $1 million to write-down other intangible assets, $16 million of employee severance costs, $2 million of other restructuring costs, $6 million of contract and lease termination fees, and $8 million in acquisition-related costs, which include $2 million of transaction costs and $6 million of acquisition integration charges.

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

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2017 and 2016 were $5 million and $173 million, respectively. These costs were primarily attributable to significant legal proceedings and governmental investigations.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2017,  we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $15 million, primarily comprised of $6 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes and $9 million from the sale of our health plans in Michigan.

During the three months ended March 31, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $147 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $29 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $258 million compared to $243 million for the same period in 2016.

Income Tax Expense

During the three months ended March 31, 2017, we recorded an income tax benefit of $33 million in continuing operations on pre-tax income of $4 million, compared to income tax expense of $67 million on pre-tax income of $105 million during the three months ended March 31, 2016. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown below:

	Three Months Ended
	March 31,
	2017	2016
Tax expense at statutory federal rate of 35%	$1	$37
State income taxes, net of federal income tax benefit	(7)	13
Tax benefit attributable to noncontrolling interests	(26)	(21)
Nondeductible goodwill	—	29
Nontaxable gains	—	(17)
Nondeductible litigation	—	26
Change in tax contingency reserves, including interest	(2)	(3)
Stock-based compensation	8	—
Other items	(7)	3
	$(33)	$67

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $89 million for the three months ended March 31, 2017 compared to $93 million for the three months ended March 31, 2016. Net income attributable to noncontrolling interests for the three months ended March 31, 2017 was comprised of $9 million related to our Hospital Operations and other segment, $66 million related to our Ambulatory Care segment and $14 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $13 million was related to the minority interests in our USPI joint venture.

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

“Adjusted EBITDA” is a non-GAAP measure defined by the Company as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss (income) attributable to noncontrolling interests, (3) income (loss) from discontinued operations, (4) income tax benefit (expense), (5) other non-operating income (expense), net, (6) gain (loss) from early extinguishment of debt, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested operations and closed businesses (i.e., our health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

The Company believes the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to its peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain non-GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to other GAAP and non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure the Company utilizes may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(53)	$(59)
Less: Net income attributable to noncontrolling interests	(89)	(93)
Net loss from discontinued operations, net of tax	(1)	(4)
Net income from continuing operations	37	38
Income tax expense	33	(67)
Other non-operating income (expense), net	(5)	(6)
Interest expense	(258)	(243)
Operating income	267	354
Litigation and investigation costs	(5)	(173)
Gains on sales, consolidation and deconsolidation of facilities	15	147
Impairment and restructuring charges, and acquisition-related costs	(33)	(28)
Depreciation and amortization	(221)	(212)
Income (loss) from divested and closed businesses	(16)	3
Adjusted EBITDA	$527	$617

Net operating revenues	$4,813	$5,044
Less net operating revenues from health plans	65	127
Adjusted net operating revenues	$4,748	$4,917

Net loss from continuing operations as a % of net operating revenues	(1.1)%	(1.1)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	11.1%	12.5%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the renegotiation of the Put/Call Agreement, as discussed in Note 18 to our accompanying Condensed Consolidated Financial Statements. Under the terms of the amended agreement, we will pay Welsh Carson approximately $711 million to buy 23.7% of our USPI joint venture in the three months ending June 30, 2017.

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

At March 31, 2017, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.1x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our Credit Agreement as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under the American Recovery and Reinvestment Act of 2009), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $198 million and $208 million in the three months ended March 31, 2017 and 2016, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2017 will total approximately $700 million to $750 million, including $179 million that was accrued as a liability at December 31, 2016.

Interest payments, net of capitalized interest, were $130 million and $132 million in the three months ended March 31, 2017 and 2016, respectively.

Income tax payments, net of tax refunds, were approximately $1 million and $6 million in the three months ended March 31, 2017 and 2016, respectively.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2017 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $572 million of cash and cash equivalents on hand at March 31, 2017 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at March 31, 2017.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $186 million in the three months ended March 31, 2017 compared to $147 million in the three months ended March 31, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•	A $45 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	A $6 million decrease in cash used in discontinued operations.

We continue to seek further initiatives to increase the efficiency of our balance sheet by generating incremental cash, including by means of the sale of underutilized or inefficient assets.

Net cash used in investing activities was $189 million for the three months ended March 31, 2017 compared to net cash provided by investing activities of $320 million for the three months ended March 31, 2016. The primary reason for the decrease was due to proceeds from sales of facilities and other assets of $20 million in the 2017 period compared to $573 million in the 2016 period when we completed the sale of our Georgia facilities. Capital expenditures were $198 million and $208 million in the three months ended March 31, 2017 and 2016, respectively.

Net cash used in financing activities was $141 million and $95 million for the three months ended March 31, 2017 and 2016, respectively. The 2017 amount included our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, for approximately $44 million.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. We have a senior secured revolving credit facility (as amended, “Credit Agreement”), which provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first priority lien on the accounts receivable owned by us and the subsidiary guarantors. At March 31, 2017, we were in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at March 31, 2017.

Letter of Credit Facility. We have a letter of credit facility (as amended, “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed by and secured by a first priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. On September 15, 2016, we entered into an amendment to our existing letter of credit facility agreement in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, and reduce certain margins and fees payable under the LC Facility. At March 31, 2017, we were in compliance with all covenants and conditions in our LC Facility. At March 31, 2017, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

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

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that may cause us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this and other sections of this report, including any costs associated with legal proceedings and government investigations described in Note 10 to our Condensed Consolidated Financial Statements.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that substantially all of our current long-term indebtedness has fixed rates of interest.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $136 million of standby letters of credit outstanding and guarantees at March 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at March 31, 2017. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums,  discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$129	$1,160	$1,696	$3,419	$1,955	$6,184	$14,543	$14,335
Average effective interest rates	5.0%	6.5%	5.5%	6.7%	4.7%	8.0%	6.8%

Variable rate long-term debt	$—	$—	$—	$900	$—	$—	$900	$903
Average effective interest rates	—%	—%	—%	4.6%	—%	—%	4.6%

At March 31, 2017, the potential reduction of annual pre-tax earnings due to a one percentage point (100 basis point) increase in variable interest rates on long-term debt would be approximately $9 million.

At March 31, 2017, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

TENET HEALTHCARE CORPORATION
(Registrant)

Date: May 1, 2017	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)