Form 10-Q
period 2017-06-30
TENET HEALTHCARE CORP
filed 2017-08-07
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

_________________________________________

TENET HEALTHCARE CORPORATION
(Exact name of Registrant as specified in its charter)

_________________________________________

Nevada (State of Incorporation)	95-2557091 (IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400
Dallas, TX 75202
(Address of principal executive offices, including zip code)

(469) 893-2200
(Registrant’s telephone number, including area code)

_________________________________________

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

At July 31, 2017, there were 100,820,539 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$475	$716
Accounts receivable, less allowance for doubtful accounts ($966 at June 30, 2017 and $1,031 at December 31, 2016)	2,706	2,897
Inventories of supplies, at cost	316	326
Income tax receivable	7	4
Assets held for sale	705	29
Other current assets	1,173	1,285
Total current assets	5,382	5,257
Investments and other assets	1,238	1,250
Deferred income taxes	1,020	871
Property and equipment, at cost, less accumulated depreciation and amortization ($4,826 at June 30, 2017 and $4,974 at December 31, 2016)	7,738	8,053
Goodwill	7,157	7,425
Other intangible assets, at cost, less accumulated amortization ($839 at June 30, 2017 and $772 at December 31, 2016)	1,806	1,845
Total assets	$24,341	$24,701
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$143	$191
Accounts payable	1,086	1,329
Accrued compensation and benefits	749	872
Professional and general liability reserves	208	181
Accrued interest payable	238	210
Liabilities held for sale	51	9
Accrued legal settlement costs	1	8
Other current liabilities	1,861	1,234
Total current liabilities	4,337	4,034
Long-term debt, net of current portion	15,012	15,064
Professional and general liability reserves	644	613
Defined benefit plan obligations	618	626
Deferred income taxes	296	279
Other long-term liabilities	598	610
Total liabilities	21,505	21,226
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,781	2,393
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 149,127,794 shares issued at June 30, 2017 and 148,106,249 shares issued at December 31, 2016	7	7
Additional paid-in capital	4,819	4,827
Accumulated other comprehensive loss	(242)	(258)
Accumulated deficit	(1,794)	(1,742)
Common stock in treasury, at cost, 48,417,575 shares at June 30, 2017 and 48,420,650 shares at December 31, 2016	(2,417)	(2,417)
Total shareholders’ equity	373	417
Noncontrolling interests	682	665
Total equity	1,055	1,082
Total liabilities and equity	$24,341	$24,701
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$5,173	$5,220	$10,369	$10,640
Less: Provision for doubtful accounts	371	352	754	728
Net operating revenues	4,802	4,868	9,615	9,912
Equity in earnings of unconsolidated affiliates	28	30	57	54
Operating expenses:
Salaries, wages and benefits	2,346	2,309	4,726	4,704
Supplies	780	773	1,545	1,584
Other operating expenses, net	1,159	1,213	2,346	2,455
Electronic health record incentives	(6)	(21)	(7)	(21)
Depreciation and amortization	222	215	443	427
Impairment and restructuring charges, and acquisition-related costs	41	22	74	50
Litigation and investigation costs	1	114	6	287
Gains on sales, consolidation and deconsolidation of facilities	(23)	(1)	(38)	(148)
Operating income	310	274	577	628
Interest expense	(260)	(244)	(518)	(487)
Other non-operating expense, net	(5)	(5)	(10)	(11)
Loss from early extinguishment of debt	(26)	—	(26)	—
Net income from continuing operations, before income taxes	19	25	23	130
Income tax benefit (expense)	12	16	45	(51)
Net income from continuing operations, before discontinued operations	31	41	68	79
Discontinued operations:
Income (loss) from operations	2	(2)	—	(7)
Income tax benefit (expense)	(1)	—	—	1
Net income (loss) from discontinued operations	1	(2)	—	(6)
Net income	32	39	68	73
Less: Net income attributable to noncontrolling interests	87	85	176	178
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(55)	$(46)	$(108)	$(105)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(56)	$(44)	$(108)	$(99)
Net income (loss) from discontinued operations, net of tax	1	(2)	—	(6)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(55)	$(46)	$(108)	$(105)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.56)	$(0.44)	$(1.08)	$(1.00)
Discontinued operations	0.01	(0.02)	—	(0.06)
	$(0.55)	$(0.46)	$(1.08)	$(1.06)
Diluted
Continuing operations	$(0.56)	$(0.44)	$(1.08)	$(1.00)
Discontinued operations	0.01	(0.02)	—	(0.06)
	$(0.55)	$(0.46)	$(1.08)	$(1.06)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	100,612	99,341	100,306	99,054
Diluted	100,612	99,341	100,306	99,054

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$32	$39	$68	$73
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	4	3	8	3
Unrealized gains (losses) on securities held as available-for-sale	1	(2)	3	1
Foreign currency translation adjustments	6	(43)	9	(41)
Other comprehensive income (loss) before income taxes	11	(42)	20	(37)
Income tax benefit (expense) related to items of other comprehensive income (loss)	2	(1)	(4)	(2)
Total other comprehensive income (loss), net of tax	13	(43)	16	(39)
Comprehensive net income (loss)	45	(4)	84	34
Less: Comprehensive income attributable to noncontrolling interests	87	85	176	178
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(42)	$(89)	$(92)	$(144)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Net income	$68	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	427
Provision for doubtful accounts	754	728
Deferred income tax expense (benefit)	(81)	37
Stock-based compensation expense	29	35
Impairment and restructuring charges, and acquisition-related costs	74	50
Litigation and investigation costs	6	287
Gains on sales, consolidation and deconsolidation of facilities	(38)	(148)
Loss from early extinguishment of debt	26	—
Equity in earnings of unconsolidated affiliates, net of distributions received	4	10
Amortization of debt discount and debt issuance costs	22	21
Pre-tax loss from discontinued operations	—	7
Other items, net	(25)	(2)
Changes in cash from operating assets and liabilities:
Accounts receivable	(673)	(725)
Inventories and other current assets	160	(30)
Income taxes	(7)	(17)
Accounts payable, accrued expenses and other current liabilities	(345)	(106)
Other long-term liabilities	48	34
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(62)	(99)
Net cash used in operating activities from discontinued operations, excluding income taxes	(2)	—
Net cash provided by operating activities	401	582
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(348)	(413)
Purchases of businesses or joint venture interests, net of cash acquired	(26)	(94)
Proceeds from sales of facilities and other assets	74	573
Proceeds from sales of marketable securities, long-term investments and other assets	16	24
Purchases of equity investments	(2)	(35)
Other long-term assets	(12)	(3)
Other items, net	(10)	2
Net cash provided by (used in) investing activities	(308)	54
Cash flows from financing activities:
Repayments of borrowings under credit facility	(100)	(1,195)
Proceeds from borrowings under credit facility	100	1,195
Repayments of other borrowings	(1,029)	(76)
Proceeds from other borrowings	837	—
Debt issuance costs	(29)	—
Distributions paid to noncontrolling interests	(123)	(95)
Proceeds from sales of noncontrolling interests	14	15
Purchases of noncontrolling interests	(5)	(177)
Proceeds from employee stock plan purchases	3	3
Other items, net	(2)	(6)
Net cash used in financing activities	(334)	(336)
Net increase (decrease) in cash and cash equivalents	(241)	300
Cash and cash equivalents at beginning of period	716	356
Cash and cash equivalents at end of period	$475	$656
Supplemental disclosures:
Interest paid, net of capitalized interest	$(468)	$(467)
Income tax payments, net	$(44)	$(29)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At June 30, 2017, we operated 80 hospitals, 20 short-stay surgical hospitals and over 470 outpatient centers in the United States, as well as nine facilities in the United Kingdom, through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Also effective January 1, 2017, we early adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which the FASB issued in March 2017. The amendments in ASU 2017-07 apply to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 of the FASB Accounting Standards Codification. The guidance in ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. The line item or items used in the statement of operations to present the other components of net benefit cost must be disclosed. The amendments in ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations. As a result of the adoption of ASU 2017-07, we reclassified approximately $14 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net, in the accompanying Condensed Consolidated Statement of Operations for both of the six month periods ended June 30, 2017 and 2016. Upon adoption of ASU 2017-07, we also reclassified approximately $6 million and $8 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for the three month periods ended September 30, 2016 and December 31, 2016, respectively, and we reclassified approximately $21 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for the year ended December 31, 2015.

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

Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Hospital Operations and other:
Net patient revenues from acute care hospitals, related outpatient facilities and physician practices
Medicare	$852	$915	$1,754	$1,814
Medicaid	291	296	566	670
Managed care	2,664	2,539	5,343	5,302
Indemnity, self-pay and other	449	484	874	936
Net patient revenues(1)	4,256	4,234	8,537	8,722
Health plans	25	136	90	263
Revenue from other sources	164	174	309	324
Hospital Operations and other total prior to inter-segment eliminations	4,445	4,544	8,936	9,309
Ambulatory Care	483	452	945	889
Conifer	400	386	802	771
Inter-segment eliminations	(155)	(162)	(314)	(329)
Net operating revenues before provision for doubtful accounts	$5,173	$5,220	$10,369	$10,640

(1)
Net patient revenues include revenues from physician practices of $190 million and $186 million for the three months ended June 30, 2017 and 2016, respectively, and $380 million and $379 million for the six months ended June 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $475 million and $716 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, our book overdrafts were approximately $187 million and $279 million, respectively, which were classified as accounts payable.

At June 30, 2017 and December 31, 2016, approximately $160 million and $147 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and approximately $84 million and $85 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at June 30, 2017 and December 31, 2016, we had $92 million and $179 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $57 million and $141 million, respectively, were included in accounts payable.

During the six months ended June 30, 2017 and 2016, we entered into non-cancellable capital leases of approximately $43 million and $77 million, respectively, primarily for equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2017:
Capitalized software costs	$1,581	$(728)	$853
Trade names	106	—	106
Contracts	849	(51)	798
Other	109	(60)	49
Total	$2,645	$(839)	$1,806

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2016:
Capitalized software costs	$1,572	$(681)	$891
Trade names	106	—	106
Contracts	845	(43)	802
Other	94	(48)	46
Total	$2,617	$(772)	$1,845

Estimated future amortization of intangibles with finite useful lives at June 30, 2017 is as follows:

		Six Months Ending	Years Ending				Later Years
		December 31,
	Total	2017	2018	2019	2020	2021
Amortization of intangible assets	$1,146	$90	$152	$132	$101	$89	$582

We recognized amortization expense of $81 million and $78 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016, respectively.

Investments in Unconsolidated Affiliates
We control 219 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (107 of 326 at June 30, 2017) and four of the hospitals our Hospital Operations and other segment operates, as well as 11 additional facilities in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for the equity method investees within our Ambulatory Care segment and the four equity method investee hospitals operated by our Hospital Operations and other segment are included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues	$600	$615	$1,184	$1,193
Net income	$118	$130	$233	$235
Net income attributable to the investees	$73	$89	$149	$158

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	June 30, 2017	December 31, 2016
Continuing operations:
Patient accounts receivable	$3,558	$3,799
Allowance for doubtful accounts	(966)	(1,031)
Estimated future recoveries	129	141
Net cost reports and settlements payable and valuation allowances	(17)	(14)
	2,704	2,895
Discontinued operations	2	2
Accounts receivable, net	$2,706	$2,897

At June 30, 2017 and December 31, 2016, our allowance for doubtful accounts was 27.2% and 27.1%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s regional business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors.

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Estimated costs for:
Self-pay patients	$160	$151	$320	$295
Charity care patients	33	29	63	68
Total	$193	$180	$383	$363
Medicaid DSH and other supplemental revenues	$164	$215	$322	$442

At June 30, 2017 and December 31, 2016, we had approximately $380 million and $537 million, respectively, of receivables recorded in other current assets and approximately $97 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended June 30, 2017, we entered into a definitive agreement for the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area. In accordance with the guidance in the FASB’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $705 million of our Houston-area assets as “assets held for sale” in current assets and the related liabilities of $51 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2017. These assets and liabilities were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There was no impairment recorded for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of this anticipated transaction.

Assets and liabilities classified as held for sale at June 30, 2017, all of which were in the Hospital Operations and other segment, were comprised of the following:

Accounts receivable	$113
Other current assets	25
Investments and other long-term assets	3
Property and equipment	217
Other intangible assets	37
Goodwill	310
Current liabilities	(48)
Long-term liabilities	(3)
Net assets held for sale	$654

In the three months ended September 30, 2016, certain of our health plan assets and liabilities met the criteria to be classified as held for sale. In the three months ended March 31, 2017, we completed the sale of our health plan businesses in Michigan at a transaction price of approximately $16 million and recognized a gain on sale of approximately $9 million. In the three months ended June 30, 2017, we completed the sales of certain of our health plan businesses in Arizona and Texas at transaction prices of approximately $13 million and $12 million, respectively, and recognized gains on the sales of approximately $13 million and $10 million, respectively.

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $25 million are included in accounts receivable, less allowance for doubtful accounts, in the accompanying Condensed Consolidated Balance Sheet at June 30, 2017.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $74 million primarily related to our Hospital Operations and other segment, consisting of an approximately $15 million impairment of two equity method investments, $30 million of employee severance costs, $7 million of contract and lease termination fees, $2 million to write-down intangible assets, $7 million of other restructuring costs, and $13 million in acquisition-related costs, which include $2 million of transaction costs and $11 million of acquisition integration charges.

During the six months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $50 million primarily related to our Hospital Operations and other segment, consisting of approximately $17 million of employee severance costs, $1 million of contract and lease termination fees, $2 million to write-down intangible assets, $2 million of other restructuring costs, and $28 million in acquisition-related costs, which include $3 million of transaction costs and $25 million of acquisition integration charges.

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

At June 30, 2017, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our Hospital Operations and other segment was structured as follows at June 30, 2017:

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Senior unsecured notes:
5.000% due 2019	$1,100	$1,100
5.500% due 2019	500	500
6.750% due 2020	300	300
8.000% due 2020	750	750
8.125% due 2022	2,800	2,800
6.750% due 2023	1,900	1,900
6.875% due 2031	430	430
Senior secured notes:
6.250% due 2018	1,041	1,041
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
Floating % due 2020	—	900
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
7.500% due 2022	750	750
4.625% due 2024	830	—
Capital leases	684	735
Mortgage notes	81	84
Unamortized issue costs, note discounts and premiums	(211)	(235)
Total long-term debt	15,155	15,255
Less current portion	143	191
Long-term debt, net of current portion	$15,012	$15,064

Senior Secured Notes

 On June 14, 2017, we sold $830 million aggregate principal amount of our 4.625% senior secured first lien notes, which will mature on July 15, 2024 (the “2024 Secured First Lien Notes”). We will pay interest on the 2024 Secured First Lien Notes semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The proceeds from the sale of the 2024 Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to deposit with the trustee an amount sufficient to fund the redemption of all $900 million in aggregate principal amount of our floating rate senior secured notes due 2020 (the “2020 Floating Rate Notes”) on July 14, 2017, thereby fully discharging the 2020 Floating Rate Notes as of June 14, 2017. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $26 million, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs. Several other debt refinancing transactions were completed in July and August 2017, as further described in Note 18.

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at June 30, 2017.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2017, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At June 30, 2017, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $123 million. We had a total liability of $96 million recorded for these guarantees included in other current liabilities at June 30, 2017.

At June 30, 2017, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $28 million. Of the total, $17 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2017.

NOTE 7. EMPLOYEE BENEFIT PLANS

In recent years, we have granted both options and restricted stock units to certain of our employees. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units and performance-based options that vest subject to the achievement of specified performance goals within a specified time frame. At June 30, 2017, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 5.9 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units (approximately 4.9 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

Our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 include $29 million and $31 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2016	1,435,921	$22.87
Granted	987,781	18.99
Exercised	(11,175)	4.56
Forfeited/Expired	(187,458)	26.07
Outstanding at June 30, 2017	2,225,069	$20.97	$3	5.4 years
Vested and expected to vest at June 30, 2017	2,225,069	$20.97	$3	5.4 years
Exercisable at June 30, 2017	1,237,288	$22.55	$2	1.9 years

There were 11,175 and 104,815 stock options exercised during the six months ended June 30, 2017 and 2016, respectively, with aggregate intrinsic values of less than $1 million and approximately $1 million, respectively.

At June 30, 2017, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.7 years.

In the six months ended June 30, 2017, we granted an aggregate of 987,781 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $23.74 (a 25% premium above the March 1, 2017 grant-date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the six months ended June 30, 2016, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2017 was $8.52 per share. The fair values were calculated based on the grant date, using a Monte Carlo simulation with the following assumptions:

Six Months Ended June 30, 2017
Expected volatility	49%
Expected dividend yield	0%
Expected life	6.2 years
Expected forfeiture rate	0%
Risk-free interest rate	2.15%

The expected volatility used in the Monte Carlo simulation incorporates historical and implied share-price volatility and is based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options, and the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility excludes the movements in our stock price on two dates (April 8, 2011 and April 11, 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from Tenet’s historical stock option exercise behavior, adjusted for the exercisable period (i.e., from the third anniversary through the tenth anniversary of the grant date). The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	159,711	1.7 years	$4.56	159,711	$4.56
$4.57 to $19.759	988,081	9.7 years	18.99	300	14.52
$19.76 to $32.569	822,890	2.3 years	20.87	822,890	20.87
$32.57 to $42.529	254,387	0.7 years	39.31	254,387	39.31
	2,225,069	5.4 years	$20.97	1,237,288	$22.55

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2016	3,174,533	$38.75
Granted	614,208	18.72
Vested	(1,291,475)	35.95
Forfeited	(52,135)	36.64
Unvested at June 30, 2017	2,445,131	$35.46

In the six months ended June 30, 2017, we granted 614,208 restricted stock units, of which 601,305 will vest and be settled ratably over a three-year period from the grant date. The vesting of the remaining 12,903 restricted stock units is contingent on our achievement of specified performance goals for the years 2017 to 2019. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 12,903 units granted, depending on our level of achievement with respect to the performance goals.

At June 30, 2017, there were $55 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Retirement Plans

In both of the six-month periods ended June 30, 2017 and 2016, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of approximately $1 million in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of approximately $14 million in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the six months ended June 30, 2017 and 2016 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(108)	—	71	(37)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(65)	(65)
Other comprehensive income	—	—	—	16	—	—	—	16
Accretion of redeemable noncontrolling interests	—	—	(29)	—	—	—	—	(29)
Purchases (sales) of businesses and noncontrolling interests	—	—	(4)	—	—	—	11	7
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense, tax benefit and issuance of common stock	1,024	—	25	—	—	—	—	25
Balances at June 30, 2017	100,710	$7	$4,819	$(242)	$(1,794)	$(2,417)	$682	$1,055

Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(105)	—	62	(43)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(51)	(51)
Other comprehensive loss	—	—	—	(39)	—	—	—	(39)
Purchases (sales) of businesses and noncontrolling interests	—	—	(36)	—	—	—	114	78
Purchase accounting adjustments	—	—	—	—	—	—	237	237
Stock-based compensation expense and issuance of common stock	1,021	—	12	—	—	—	—	12
Balances at June 30, 2016	99,516	$7	$4,791	$(203)	$(1,655)	$(2,417)	$629	$1,152

Our noncontrolling interests balances at June 30, 2017 and December 31, 2016 were comprised of $91 million and $89 million, respectively, from our Hospital Operations and other segment, and $591 million and $576 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the six months ended June 30, 2017 and 2016 in the table above were comprised of $9 million and $5 million, respectively, from our Hospital Operations and other segment, and $62 million and $57 million, respectively, from our Ambulatory Care segment.

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2017 through March 31, 2018, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Other covered losses, including floods, fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

At June 30, 2017 and December 31, 2016, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $852 million and $794 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.14% at June 30, 2017 and 2.25% at December 31, 2016.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $167 million and $164 million for the six months ended June 30, 2017 and 2016, respectively.

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

Securities Litigation

On February 10, 2017, the U.S. District Court for the Northern District of Texas consolidated two previously disclosed lawsuits filed by purported shareholders of the Company’s common stock against the Company and several current and former executive officers into a single matter captioned In re Tenet Healthcare Corporation Securities Litigation. On April 11, 2017, the four court-appointed lead plaintiffs filed a consolidated amended class action complaint asserting violations of the federal securities laws. The plaintiffs are seeking class certification on behalf of all persons who acquired the Company’s common stock between February 28, 2012 and August 1, 2016. The complaint alleges that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs claim that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. On June 12, 2017, the Company filed a motion to dismiss the consolidated complaint on behalf of all defendants. The Company intends to vigorously defend against the allegations in the purported shareholder class action.

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed by purported shareholders of the Company’s common stock on behalf of the Company against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017.  A separate shareholder derivative lawsuit, captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation, was filed in January 2017 in the U.S. District Court for the Northern District of Texas. The consolidated shareholder derivative petition and the Horowitz complaint generally track the allegations in the securities class action complaint described above and claim that the plaintiffs did not make demand on the current directors to bring the lawsuits because such a demand would have been futile. Both shareholder derivative matters were stayed in the second quarter of 2017 pending the final resolution of the motion to dismiss in the consolidated securities litigation. The Company intends to vigorously defend against the allegations in the purported shareholder derivative lawsuits.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the six months ended June 30, 2017 and 2016:

	Balances at Beginning of Period	Litigation and investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2017
Continuing operations	$12	$6	$(13)	$5
Discontinued operations	—	—	—	—
	$12	$6	$(13)	$5
Six Months Ended June 30, 2016
Continuing operations	$299	$287	$(57)	$529
Discontinued operations	—	—	—	—
	$299	$287	$(57)	$529

For the six months ended June 30, 2017 and 2016, we recorded costs of $6 million and $287 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture partners. In January 2016, Welsh, Carson, Anderson & Stowe (“Welsh Carson”), on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In

April 2016, we paid approximately $127 million to purchase those shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%. On May 1, 2017, we amended and restated the Put/Call Agreement to provide for, among other things, the acceleration of our acquisition of certain shares of our USPI joint venture. Under the terms of the amendment, we agreed to pay Welsh Carson, on or before July 3, 2017, approximately $711 million to buy 23.7% of our USPI joint venture, which amount will be subject to adjustment for actual 2017 financial results in accordance with the terms of the Put/Call Agreement. Following the execution of the amendment, we recorded the present value of the liability for this purchase in other current liabilities, with an offset to redeemable noncontrolling interest of $687 million for the carrying amount of the shares and $21 million to additional paid-in capital for the difference between the carrying value and present value of the purchase price for these shares. At June 30, 2017, we had a liability of $716 million recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheet for the purchase of these shares, as well as the final adjustment to the 2016 purchase price.

The amended and restated Put/Call Agreement also provides that the remaining 15% ownership interest in our USPI joint venture held by our Welsh Carson joint venture partners will be subject to put options in equal shares in each of 2018 and 2019. In the event our Welsh Carson joint venture partners do not exercise these put options, we will have the option, but not the obligation, to buy 7.5% of our USPI joint venture from them in 2018 and another 7.5% in 2019. In connection with such puts or calls, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Balances at beginning of period	$2,393	$2,266
Net income	105	116
Distributions paid to noncontrolling interests	(58)	(44)
Purchase accounting adjustments	—	(47)
Accretion of redeemable noncontrolling interests	29	—
Purchases and sales of businesses and noncontrolling interests, net	(688)	(16)
Balances at end of period	$1,781	$2,275

The following tables show the composition by segment of our redeemable noncontrolling interests balances at June 30, 2017 and December 31, 2016, as well as our net income attributable to redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016:

	June 30, 2017	December 31, 2016
Hospital Operations and other	$528	$520
Ambulatory Care	1,071	1,715
Conifer	182	158
Redeemable noncontrolling interests	$1,781	$2,393

	Six Months Ended June 30,
	2017	2016
Hospital Operations and other	$12	$15
Ambulatory Care	70	78
Conifer	23	23
Net income attributable to redeemable noncontrolling interests	$105	$116

NOTE 12. INCOME TAXES

During the three months ended June 30, 2017, we recorded an income tax benefit of $12 million in continuing operations on pre-tax income of $19 million compared to an income tax benefit of $16 million on pre-tax income of $25 million during the three months ended June 30, 2016. During the six months ended June 30, 2017, we recorded an income tax benefit of $45 million in continuing operations on pre-tax income of $23 million compared to income tax expense of $51 million on pre-tax income of $130 million during the six months ended June 30, 2016. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating

“ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. In addition, certain state income taxes have been treated as discrete items in calculating income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax expense at statutory federal rate of 35%	$7	$9	$8	$46
State income taxes, net of federal income tax benefit	12	(6)	5	7
Tax benefit attributable to noncontrolling interests	(28)	(26)	(54)	(47)
Nondeductible goodwill	—	—	—	29
Nontaxable gains	—	—	—	(17)
Nondeductible litigation	—	7	—	33
Change in tax contingency reserves, including interest	—	—	(2)	(3)
Stock-based compensation	1	—	9	—
Other items	(4)	—	(11)	3
	$(12)	$(16)	$(45)	$51

During the six months ended June 30, 2017, we decreased our estimated liabilities for uncertain tax positions by $2 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at June 30, 2017 was $33 million, of which $30 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2017 were $4 million, all of which related to continuing operations.

At June 30, 2017, approximately $3 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three and six months ended June 30, 2017 and 2016. Loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(56)	100,612	$(0.56)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(56)	100,612	$(0.56)

Three Months Ended June 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(44)	99,341	$(0.44)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(44)	99,341	$(0.44)

Six Months Ended June 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(108)	100,306	$(1.08)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(108)	100,306	$(1.08)

Six Months Ended June 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(99)	99,054	$(1.00)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(99)	99,054	$(1.00)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2017 and 2016 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and six months ended June 30, 2017 and 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 682 and 1,386 for the three months ended June 30, 2017 and 2016, respectively, and 766 and 1,477 for the six months ended June 30, 2017 and 2016, respectively.

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

Investments	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable debt securities — noncurrent	$54	$39	$15	$—
	$54	$39	$15	$—

Investments	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable debt securities — noncurrent	$49	$23	$26	$—
	$49	$23	$26	$—

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

	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other than temporarily impaired equity method investments	$127	$—	$127	$—
	$127	$—	$127	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other than temporarily impaired equity method investments	$27	$—	$27	$—
	$27	$—	$27	$—

As described in Note 4, in the six months ended June 30, 2017, we recorded impairment charges in continuing operations of $15 million related to certain of our equity method investments.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt was approximately 103.5% and 93.9%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2017 are as follows:

Current assets	$3
Property and equipment	4
Other intangible assets	5
Goodwill	43
Current liabilities	(2)
Long-term liabilities	(1)
Redeemable noncontrolling interests	(10)
Noncontrolling interests	(13)
Cash paid, net of cash acquired	(26)
Gains on consolidations	$3

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $43 million from acquisitions completed during the six months ended June 30, 2017 was recorded in our Ambulatory Care segment. Approximately $2 million in transaction costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2017 and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

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

During the six months ended June 30, 2017, we recognized gains totaling $3 million, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

NOTE 16. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. We also own various related healthcare businesses.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At June 30, 2017, our USPI joint venture had interests in 241 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 short-stay surgical hospitals in 27 states.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At June 30, 2017, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	June 30, 2017	December 31, 2016
Assets:
Hospital Operations and other	$17,422	$17,871
Ambulatory Care	5,792	5,722
Conifer	1,127	1,108
Total	$24,341	$24,701

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Capital expenditures:
Hospital Operations and other	$136	$184	$319	$375
Ambulatory Care	10	16	21	28
Conifer	4	5	8	10
Total	$150	$205	$348	$413

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$4,085	$4,202	$8,200	$8,599
Ambulatory Care	472	442	927	871
Conifer
Tenet	155	162	314	329
Other customers	245	224	488	442
Total Conifer	400	386	802	771
Inter-segment eliminations	(155)	(162)	(314)	(329)
Total	$4,802	$4,868	$9,615	$9,912

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$(2)	$4	$—	$3
Ambulatory Care	30	26	57	51
Total	$28	$30	$57	$54

Adjusted EBITDA:
Hospital Operations and other(2)	$346	$427	$655	$845
Ambulatory Care	164	139	317	275
Conifer	60	63	125	126
Total	$570	$629	$1,097	$1,246

Depreciation and amortization:
Hospital Operations and other	$188	$181	$375	$355
Ambulatory Care	22	22	44	47
Conifer	12	12	24	25
Total	$222	$215	$443	$427

Adjusted EBITDA	$570	$629	$1,097	$1,246
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(19)	(5)	(35)	(2)
Depreciation and amortization	(222)	(215)	(443)	(427)
Impairment and restructuring charges, and acquisition-related costs	(41)	(22)	(74)	(50)
Litigation and investigation costs	(1)	(114)	(6)	(287)
Interest expense	(260)	(244)	(518)	(487)
Loss from early extinguishment of debt	(26)	—	(26)	—
Other non-operating expense, net	(5)	(5)	(10)	(11)
Gains on sales, consolidation and deconsolidation of facilities	23	1	38	148
Net income from continuing operations before income taxes	$19	$25	$23	$130

(1)
Hospital Operations and other revenues includes health plan revenues of $25 million and $90 million for the three and six months ended June 30, 2017, respectively, and $136 million and $263 million for the three and six months ended June 30, 2016, respectively.

(2)
Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $(19) million and $(35) million for the three and six months ended June 30, 2017, respectively, and $(5) million and $(2) million for the three and six months ended June 30, 2016, respectively.

NOTE 17. RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). In August 2015, the FASB amended the guidance to defer the effective date of this standard by one year. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the requirements of the new standard to insure that we have processes, systems and internal controls in place to collect the necessary information to implement the standard, which will be effective for us beginning in 2018. It is our current intention to use a modified retrospective method of application to adopt ASU 2014-09. For our Hospital Operations and other and Ambulatory Care segments, we will use a portfolio approach to apply the new model to classes of payers with similar characteristics and will likely revise the approach we use to analyze cash collection trends for certain classes of payers once the final portfolios are determined, including the selection of the appropriate collection look-back period. Adoption of ASU 2014-09 will result in changes to our presentation for and disclosure of revenue related to uninsured or underinsured patients. Currently, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance, in our Hospital Operations and other segment. Under ASU 2014-09, the estimated uncollectable amounts due from these patients will generally be considered a direct reduction to net operating revenues and, correspondingly, will result in a material reduction in the amounts presented separately as provision for doubtful accounts. We are also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration.  These include supplemental state Medicaid programs, disproportionate share payments and settlements with third party payers. The payment mechanisms for these types of programs often vary by state. The application of the new standard could have an impact on revenue recognition for variable consideration under these programs. During July 2017, industry guidance surrounding these programs was issued by the American Institute of CPAs’ Financial Reporting Executive Committee. Our implementation team is currently reviewing the guidance and comparing it to the existing accounting processes to identify whether changes may be warranted. For our Conifer segment, we expect the adoption of ASU 2014-09 will result in changes to our presentation and disclosure of customer contract assets and liabilities and variable consideration. While the adoption of ASU 2014-09 will have a material effect on the amounts presented in certain categories in our consolidated statements of operations and on our disclosures, we do not expect it to materially impact our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheets upon adoption. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)” (“ASU 2017-04”), which affects public business and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. It is our intention to early adopt ASU 2017-04 for our annual goodwill impairment tests for the year ending December 31, 2017. As of June 30, 2017, we do not expect the adoption of this guidance to materially impact our financial position, results of operations or cash flows.

NOTE 18. SUBSEQUENT EVENTS
Long-Term Debt Refinancing Transactions
On June 14, 2017, THC Escrow Corporation III (“Escrow Corp.”), a Delaware corporation established for the purpose of issuing the securities referred to in this paragraph, issued $1.040 billion in aggregate principal amount of 4.625% senior secured first lien notes due 2024 (the “Escrow Secured First Lien Notes”), $1.410 billion in aggregate principal amount of 5.125% senior secured second lien notes due 2025 (the “Escrow Secured Second Lien Notes”) and $500 million in aggregate principal amount of 7.000% senior unsecured notes due 2025 (the “Escrow Unsecured Notes”).
On July 14, 2017, we (i) assumed Escrow Corp.’s obligations with respect to the Escrow Secured Second Lien Notes and (ii) effected a mandatory exchange of all outstanding Escrow Secured First Lien Notes for a like principal amount of our newly issued 2024 Secured First Lien Notes. The proceeds from the sale of the Escrow Secured Second Lien Notes and Escrow Secured First Lien Notes were released from escrow on July 14, 2017 and were used, after payment of fees and expenses, to finance our redemption on July 14, 2017 of $1.041 billion aggregate principal amount of our outstanding 6.250% senior secured notes due 2018 and $1.100 billion aggregate principal amount of our outstanding 5.000% senior unsecured notes due 2019.
On August 1, 2017, we assumed Escrow Corp.’s obligations with respect to the Escrow Unsecured Notes. The proceeds from the sale of the Escrow Unsecured Notes were released from escrow on August 1, 2017 and were used, after payment of fees and expenses, to finance our redemption on August 1, 2017 of $500 million aggregate principal amount of our 8.000% senior unsecured notes due 2020.
As a result of the redemption activities in July and August discussed above, we will record an additional loss from early extinguishment of debt of approximately $132 million in the three months ending September 30, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities. At June 30, 2017, our USPI joint venture had interests in 241 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 short-stay surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 75 hospitals operated throughout the six months ended June 30, 2017 and 2016, (ii) five Georgia hospitals, which we divested effective April 1, 2016 , and (iii) The Hospitals of Providence (“THOP”) Transmountain Campus, a new teaching hospital we opened on January 17, 2017 in El Paso. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Increased Ownership of our USPI Joint Venture—On May 1, 2017, we amended and restated our Put/Call Agreement, as described and defined in Note 11 to our accompanying Condensed Consolidated Financial Statements, with Welsh, Carson, Anderson & Stowe (“Welsh Carson”), which increased our interest in our USPI joint venture to 80%. Under the terms of the amended and restated Put/Call Agreement, we paid Welsh Carson $716 million on July 3, 2017 comprised of $711 million to buy 23.7% of our USPI joint venture and a $5 million final adjustment payment based on our USPI joint venture’s financial performance for calendar year 2016. This payment was made using a combination of cash on hand and borrowings under our revolving credit facility.  The $716 million was recorded as other current liabilities on our Condensed Consolidated Balance Sheet at June 30, 2017. Based on our current forecasts for our USPI joint venture’s financial results in 2018 and 2019, we expect to pay Welsh Carson a total of approximately $550 million to $650 million between now and July 2019 to increase our ownership position in our USPI joint venture to 95%; Baylor University Medical Center owns the remaining 5%.

Refinancing Transactions—In June 2017, we commenced certain debt refinancing transactions that are further described in Note 5 and Note 18 to our accompanying Condensed Consolidated Financial Statements. By August 1, 2017, we issued or otherwise became obligated to repay: $1.870 billion in aggregate principal amount of 4.625% senior secured first lien notes due 2024; $1.410 billion in aggregate principal amount of 5.125% senior secured second lien notes due 2025; and $500 million in aggregate principal amount of 7.000% senior unsecured notes due 2025. The proceeds of these new debt issuances were used, after payment of fees and expenses, to finance our redemption of: all $900 million in aggregate principal amount of our outstanding floating rate senior secured notes due 2020; all $1.041 billion in aggregate principal amount of our outstanding 6.250% senior secured notes due 2018; all $1.100 billion in aggregate principal amount of our outstanding

5.000% senior unsecured notes due 2019; and $500 million in aggregate principal amount of our outstanding 8.000% senior unsecured notes due 2020. As of August 1, 2017, our total long-term debt included $6.070 billion in aggregate principal amount of senior secured first lien notes, $2.160 billion in aggregate principal amount of senior secured second lien notes, and $6.680 billion in aggregate principal amount of senior unsecured notes.

Divestiture of Three Acute Care Hospitals and Related Operations in Houston—On July 31, 2017, we completed our previously announced sale of our Houston-area acute care hospitals and related operations to HCA Healthcare, Inc. for net pre-tax proceeds of approximately $750 million in cash. The effective date of the sale was August 1, 2017. Substantially all of the assets related to the ownership and operation of Cypress Fairbanks Medical Center, Park Plaza Hospital and Plaza Specialty Hospital were sold as part of the transaction, along with our equity interest in the subsidiary that owns Houston Northwest Medical Center, as well as certain other hospital-affiliated entities, including physician practices. The cash consideration is subject to certain purchase price adjustments relating to, among other things, final net working capital adjustments and actual collections of accounts receivable over the subsequent 18 month period compared to the agreed-upon amount of future cash collections used at closing.

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

We believe we are well-positioned to generate returns on recent hospital projects, including our new 106-bed teaching hospital in El Paso, which opened on January 17, 2017. We are also continuing our strategy of selling assets in non-core markets, as well as sub-scale businesses, such as our health plans. We will continue to further refine our portfolio of hospitals and related healthcare businesses when we believe such refinements will help us achieve one or more of the following goals: improve profitability; allocate capital more effectively in areas where we have a stronger market presence; deploy proceeds on higher-return investments across our business; enhance cash generation; and lower our ratio of debt-to-Adjusted EBITDA.

Expansion of Our Ambulatory Care Segment—We remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We believe surgery centers and surgical hospitals like those in our USPI joint venture offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued to grow our imaging and urgent care businesses through our USPI joint venture’s acquisitions. These acquisitions reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to healthcare systems and physicians, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

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

Improving Operating Leverage—We are focused on improving profitability by growing patient volumes and effective cost management. We believe our patient volumes have been constrained by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays and deductibles, and depressed economic conditions and demographic trends in certain of our markets. However, we also believe that targeted capital spending on growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our outpatient business and the implementation of new payer contracting strategies should help us grow our patient volumes. In addition, we believe our capital structure will withstand a changing interest rate environment. As of August 1, 2017, all of our long-term debt has a fixed rate of interest, and the maturity dates of our notes are staggered from 2019 through 2031. Moreover, we intend to lower our ratio of debt-to-Adjusted EBITDA, primarily through Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower-rate secured debt to refinance portions of our higher-rate unsecured debt.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 75 hospitals operated throughout the six months ended June 30, 2017 and 2016, (ii) five Georgia hospitals, which we divested effective April 1, 2016, and (iii) our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended June 30,
Selected Operating Statistics	2017	2016	Increase (Decrease)
Hospital Operations and other – acute care hospitals and related outpatient facilities
Number of hospitals (at end of period)	76	75	1	(1)
Total admissions	190,394	193,898	(1.8)%
Adjusted patient admissions(2)	342,439	342,813	(0.1)%
Paying admissions (excludes charity and uninsured)	179,889	183,539	(2.0)%
Charity and uninsured admissions	10,505	10,359	1.4%
Emergency department visits	724,785	715,692	1.3%
Total surgeries	123,449	130,201	(5.2)%
Patient days — total	874,930	897,313	(2.5)%
Adjusted patient days(2)	1,552,302	1,569,272	(1.1)%
Average length of stay (days)	4.60	4.63	(0.6)%
Average licensed beds	20,435	20,380	0.3%
Utilization of licensed beds(3)	47.0%	48.4%	(1.4)%	(1)
Total visits	1,981,848	2,038,287	(2.8)%
Paying visits (excludes charity and uninsured)	1,849,697	1,896,394	(2.5)%
Charity and uninsured visits	132,151	141,893	(6.9)%
Ambulatory Care
Total consolidated facilities (at end of period)	219	214	5	(1)
Total cases	462,174	444,955	3.9%

(1)	The change is the difference between the 2017 and 2016 amounts shown.
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

Total admissions decreased by 3,504, or 1.8%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and total surgeries decreased by 6,752, or 5.2%, in the three months ended June 30, 2017 compared to the 2016 period. Our emergency department visits increased 1.3% in the three months ended June 30, 2017 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were negatively impacted by our out-of-network status with a national payer for most of the 2017 period. Our Ambulatory Care total cases increased 3.9% due to the increase in consolidated facilities.

	Continuing Operations Three Months Ended June 30,
Revenues	2017	2016	Increase (Decrease)
Net operating revenues before provision for doubtful accounts
Hospital Operations and other prior to inter-segment eliminations	$4,445	$4,544	(2.2)%
Ambulatory Care	483	452	6.9%
Conifer	400	386	3.6%
Inter-segment eliminations	(155)	(162)	(4.3)%
Total	$5,173	$5,220	(0.9)%
Selected Hospital Operations and other – acute care hospitals and related outpatient facilities revenue data
Net inpatient revenues	$2,555	$2,588	(1.3)%
Net outpatient revenues	1,511	1,460	3.5%
Net patient revenues	$4,066	$4,048	0.4%

Self-pay net inpatient revenues	$113	$118	(4.2)%
Self-pay net outpatient revenues	162	131	23.7%
Total self-pay revenues	$275	$249	10.4%

Net operating revenues before provision for doubtful accounts decreased by $47 million, or 0.9%, in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to lower inpatient and outpatient volumes, as described above. The 2016 period also included $57 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. For our Hospital

Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

	Continuing Operations Three Months Ended June 30,
Provision for Doubtful Accounts	2017	2016	Increase (Decrease)
Provision for doubtful accounts
Hospital Operations and other	$360	$342	5.3%
Ambulatory Care	11	10	10.0%
Total	$371	$352	5.4%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts
Hospital Operations and other	8.1%	7.5%	0.6%	(1)
Ambulatory Care	2.3%	2.2%	0.1%	(1)
Total	7.2%	6.7%	0.5%	(1)

(1)	The change is the difference between the 2017 and 2016 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.2% and 6.7% for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily due to increases in uninsured revenues. Our accounts receivable days outstanding (“AR Days”) from continuing operations (which calculation includes the accounts receivable of our Houston-area facilities that have been classified in assets held for sale on our Condensed Consolidated Balance Sheet at June 30, 2017, excludes our health plan revenues and excludes our California provider fee revenue from the 2016 period because the 2017 program has not yet been approved) were 53.6 days at June 30, 2017 and 56.7 days at December 31, 2016, compared to our target of less than 55 days.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses	2017	2016	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,943	$1,924	1.0%
Supplies	682	682	—%
Other operating expenses	982	1,037	(5.3)%
Total	$3,607	$3,643	(1.0)%
Ambulatory Care
Salaries, wages and benefits	$153	$147	4.1%
Supplies	96	91	5.5%
Other operating expenses	89	91	(2.2)%
Total	$338	$329	2.7%
Conifer
Salaries, wages and benefits	$250	$238	5.0%
Supplies	2	—	100.0%
Other operating expenses	88	85	3.5%
Total	$340	$323	5.3%
Total
Salaries, wages and benefits	$2,346	$2,309	1.6%
Supplies	780	773	0.9%
Other operating expenses	1,159	1,213	(4.5)%
Total	$4,285	$4,295	(0.2)%
Rent/lease expense(1)
Hospital Operations and other	$61	$61	—%
Ambulatory Care	19	20	(5.0)%
Conifer	5	5	—%
Total	$85	$86	(1.2)%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses per Adjusted Patient Admission	2017	2016	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,662	$5,595	1.2%
Supplies per adjusted patient admission(1)	1,995	1,983	0.6%
Other operating expenses per adjusted patient admission(1)	2,737	2,579	6.1%
Total per adjusted patient admission	$10,394	$10,157	2.3%

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

Salaries, wages and benefits per adjusted patient admission increased 1.2% in the three months ended June 30, 2017 compared to the same period in 2016. This change is primarily due to annual merit increases for certain of our employees and the effect of lower volumes on operating leverage due to certain fixed staffing costs, partially offset by the impact of recent favorable workers’ compensation claims experience.

Supplies expense per adjusted patient admission increased 0.6% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The change in supplies expense was primarily attributable to increased costs from our higher acuity supply-intensive surgical services, partially offset by the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 6.1% in the three months ended June 30, 2017 compared to the prior-year period. This increase is due to higher contracted services and medical fees, increased malpractice expense, and increased costs associated with funding indigent care services, which costs were substantially offset by additional net patient revenues, as well as the effect of lower volumes on operating leverage due to certain fixed costs. These increases were partially offset by gains on the sales of assets (primarily home health and hospice assets), and decreased expenses associated with our health plan businesses due to the sale and wind-down of these businesses in 2017. Malpractice expense for our Hospital Operations and other segment was $26 million higher in the 2017 period compared to the 2016 period. In the 2017 period, we recognized an unfavorable adjustment of approximately $2 million from the eight basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $6 million from the 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $475 million at June 30, 2017 compared to $572 million at March 31, 2017.

Significant cash flow items in the three months ended June 30, 2017 included:

•	Net cash provided by operating activities before interest, taxes and restructuring charges, acquisition-related costs, and litigation costs and settlements of $634 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $38 million;

•	Capital expenditures of $150 million;

•	Proceeds from the sale of facilities and other assets of $54 million;

•	Interest payments of $338 million;

•	Income tax payments of $43 million;

•	$830 million of proceeds from the issuance of our 4.625% senior secured notes due 2024;

•	$912 million of payments to defease our floating rate senior secured notes due 2020;

•	$27 million of payments for debt issuance costs; and

•	$60 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $401 million in the six months ended June 30, 2017 compared to $582 million in the six months ended June 30, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•
Decreased income from continuing operations before income taxes of $149 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization, and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the six months ended June 30, 2017 compared to the six months ended June 30, 2016;

•	A $37 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Reduced cash flows from our health plan businesses of $65 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to slightly positive cash flows in the 2016 period; and

•	The timing of other working capital items.

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

The following table shows the sources of net patient revenues before provision for doubtful accounts for our acute care hospitals and related outpatient facilities, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Revenues from:	2017	2016	Increase (Decrease) (1)	2017	2016	Increase (Decrease) (1)
Medicare	20.1%	21.7%	(1.6)%	20.6%	20.8%	(0.2)%
Medicaid	6.9%	7.4%	(0.5)%	6.8%	8.0%	(1.2)%
Managed care	62.5%	59.4%	3.1%	62.4%	60.4%	2.0%
Indemnity, self-pay and other	10.5%	11.5%	(1.0)%	10.2%	10.8%	(0.6)%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

Our payer mix on an admissions basis for our acute care hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2017	2016	Increase (Decrease) (1)	2017	2016	Increase (Decrease) (1)
Medicare	25.9%	25.9%	—%	26.5%	26.6%	(0.1)%
Medicaid	6.5%	6.7%	(0.2)%	6.5%	7.0%	(0.5)%
Managed care	59.7%	59.4%	0.3%	59.3%	58.7%	0.6%
Indemnity, self-pay and other	7.9%	8.0%	(0.1)%	7.7%	7.7%	—%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2017	2016	2017	2016
Medicare severity-adjusted diagnosis-related group — operating	$410	$415	$860	$889
Medicare severity-adjusted diagnosis-related group — capital	37	38	78	81
Outliers	22	16	43	38
Outpatient	224	252	465	474
Disproportionate share	68	72	139	150
Direct Graduate and Indirect Medical Education(1)	65	61	131	125
Other(2)	12	44	12	27
Adjustments for prior-year cost reports and related valuation allowances	14	17	26	30
Total Medicare net patient revenues	$852	$915	$1,754	$1,814

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 17.7% and 18.5% of total net patient revenues before provision for doubtful accounts of our acute care hospitals and related outpatient facilities for the six months ended June 30, 2017 and 2016, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2017 and 2016, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $322 million and $442 million, respectively. The 2017 period included $113 million related the Michigan provider fee program, $70 million related to Medicaid DSH programs in multiple states, $68 million related to the Texas 1115 waiver program, and $71 million from a number of other state and local programs. The 2016 period included $112 million from the 36-month California provider fee program, which ended on December 31, 2016, compared to no revenues under the 30-month program, which covers the period from January 1, 2017 through June 30, 2019, in the 2017 period because CMS has not yet approved the 30-month program.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2017 and 2016 are set forth in the following table:

	Six Months Ended June 30,
	2017		2016
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Alabama	$55	$—	$40	$—
Arizona	(1)	107	(1)	110
California	84	219	191	216
Florida	38	89	36	86
Georgia	—	—	13	9
Illinois	37	38	34	36
Massachusetts	15	27	19	29
Michigan	190	176	189	155
Missouri	—	1	—	—
North Carolina	—	—	(2)	—
Pennsylvania	40	121	36	118
South Carolina	7	19	8	19
Tennessee	2	16	2	17
Texas	99	125	105	127
	$566	$938	$670	$922

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Final Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 2, 2017, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2018 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•
A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the estimated 2.7% market basket increase that result in a net operating payment update of 1.21% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.6%, respectively;

•	A 0.4588% increase required under the 21st Century Cures Act; and

•	A reduction of 0.6% to reverse the one-time increase of 0.6% made in FFY 2017 to address the effects of the 0.2% reduction in effect for FFYs 2014 through 2016 related to the two-midnight rule.

•
Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments, including a transition from using low-income days to estimated uncompensated care costs for the distribution of the UC-DSH pool;

•	A 1.61% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $23,573 to $26,601.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 1.4% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in large urban areas (populations over one million) in FFY 2018. We estimate that all of the payment and policy changes affecting operating MS-DRG payments, notably those affecting Medicare UC-DSH payments, will result in an estimated 0.1% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $2 million. The payment increase resulting from the 1.21% net market basket increase is offset by a reduction to our UC-DSH payments primarily due to the aforementioned transition to using uncompensated care costs for the distribution of the UC-DSH pool. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On July 13, 2017, CMS released proposed policy changes, quality provisions and payment rates for the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year 2018 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC rule includes the following payment and policy changes:

•
An estimated net increase in the OPPS rates of 1.75% based on an estimated market basket increase of 2.9% reduced by market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.4%, respectively;

•
A proposal to remove total knee arthroplasty (“TKA”) from the CMS list of procedures that can be performed only on an inpatient basis (the “Inpatient Only List”); if finalized, this policy would permit TKAs to be performed in a hospital outpatient department; CMS is also soliciting public comments on whether the TKA procedure meets the criteria to be added to the ASC list of covered surgical procedures; and

•	A 1.9% update to the ASC payment rates.

CMS is also seeking public comments on: (1) whether it should consider for future rulemaking possible removal of partial hip arthroplasty (“PHA”) and total hip arthroplasty (“THA) from the Inpatient Only List; and (2) whether PHA and THA procedures meet the criteria to be added to the ASC list of covered procedures.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 2.0% increase in Medicare FFS OPPS payments for all hospitals and an average 1.9% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million). Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $13 million, which represents an increase of approximately 2%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative action, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

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

The amount of our managed care net patient revenues from our Hospital Operations and other segment during the six months ended June 30, 2017 and 2016 was $5.343 billion and $5.302 billion, respectively. Approximately 61% of our managed care net patient revenues for the six months ended June 30, 2017 was derived from our top ten managed care payers. National payers generated approximately 47% of our total net managed care revenues. The remainder comes from regional or local payers. At June 30, 2017 and December 31, 2016, approximately 62% and 63%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

In April 2017, we successfully concluded negotiations with a national payer to return to its provider network after ceasing our participation on October 1, 2016. As a result of this new agreement, our hospitals and other healthcare facilities, as well as our employed physicians, were all added to the payer’s national provider network on June 1, 2017. Prior to expiration of the contract on October 1, 2016, the contract represented approximately 2.9% of our net operating revenues before provision for doubtful accounts for the period subsequent to the sale of our Georgia hospitals on March 31, 2016 to the contract expiration on September 30, 2016.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2017, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $17 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the six months ended June 30, 2017, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 85% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At June 30, 2017 and December 31, 2016, approximately 6% and 5%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co‑pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses, which exclude the costs of our health plan businesses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Estimated costs for:
Self-pay patients	$160	$151	$320	$295
Charity care patients	33	29	63	68
Total	$193	$180	$383	$363
Medicaid DSH and other supplemental revenues	$164	$215	$322	$442

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues:
General hospitals	$4,084	$4,062	$8,179	$8,364
Other operations	1,089	1,158	2,190	2,276
Net operating revenues before provision for doubtful accounts	5,173	5,220	10,369	10,640
Less provision for doubtful accounts	371	352	754	728
Net operating revenues	4,802	4,868	9,615	9,912
Equity in earnings of unconsolidated affiliates	28	30	57	54
Operating expenses:
Salaries, wages and benefits	2,346	2,309	4,726	4,704
Supplies	780	773	1,545	1,584
Other operating expenses, net	1,159	1,213	2,346	2,455
Electronic health record incentives	(6)	(21)	(7)	(21)
Depreciation and amortization	222	215	443	427
Impairment and restructuring charges, and acquisition-related costs	41	22	74	50
Litigation and investigation costs	1	114	6	287
Gains on sales, consolidation and deconsolidation of facilities	(23)	(1)	(38)	(148)
Operating income	$310	$274	$577	$628

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.6%	0.6%	0.5%
Operating expenses:
Salaries, wages and benefits	48.9%	47.4%	49.2%	47.5%
Supplies	16.2%	15.9%	16.1%	16.0%
Other operating expenses, net	24.1%	24.9%	24.4%	24.8%
Electronic health record incentives	(0.1)%	(0.4)%	(0.1)%	(0.2)%
Depreciation and amortization	4.6%	4.4%	4.6%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.9%	0.5%	0.8%	0.5%
Litigation and investigation costs	—%	2.3%	0.1%	2.9%
Gains on sales, consolidation and deconsolidation of facilities	(0.5)%	—%	(0.4)%	(1.5)%
Operating income	6.5%	5.6%	6.0%	6.3%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 79% and 78% of our total net operating revenues before provision for doubtful accounts for the three months ended June 30, 2017 and 2016, respectively, and 79% for both of the six month periods ended June 30, 2017 and 2016.

Net operating revenues from our other operations were $1.089 billion and $1.158 billion in the three months ended June 30, 2017 and 2016, respectively, and $2.190 billion and $2.276 billion in the six months ended June 30, 2017 and 2016, respectively. The decrease in net operating revenues from other operations during 2017 primarily relates to our health plans, partially offset by increases in revenue cycle services provided by our Conifer subsidiary and revenues from our USPI joint venture. Equity earnings of unconsolidated affiliates were $28 million and $30 million for the three months ended June 30, 2017 and 2016, respectively, and $57 million and $54 million for the six months ended June 30, 2017 and 2016, respectively.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 75 hospitals operated throughout the six months ended June 30, 2017 and 2016. The results of five Georgia hospitals, which we divested effective April 1, 2016, and our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso, are excluded from our same-hospital information.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,930	$1,917	0.7%	$3,897	$3,845	1.4%
Supplies	680	681	(0.1)%	1,348	1,383	(2.5)%
Other operating expenses	966	1,022	(5.5)%	1,966	2,042	(3.7)%
Total	$3,576	$3,620	(1.2)%	$7,211	$7,270	(0.8)%
Ambulatory Care
Salaries, wages and benefits	$153	$147	4.1%	$303	$293	3.4%
Supplies	95	91	4.4%	189	177	6.8%
Other operating expenses	89	91	(2.2)%	174	177	(1.7)%
Total	$337	$329	2.4%	$666	$647	2.9%
Conifer
Salaries, wages and benefits	$250	$238	5.0%	$500	$477	4.8%
Supplies	2	—	100.0%	2	—	100.0%
Other operating expenses	88	85	3.5%	175	168	4.2%
Total	$340	$323	5.3%	$677	$645	5.0%
Total
Salaries, wages and benefits	$2,333	$2,302	1.3%	$4,700	$4,615	1.8%
Supplies	777	772	0.6%	1,539	1,560	(1.3)%
Other operating expenses	1,143	1,198	(4.6)%	2,315	2,387	(3.0)%
Total	$4,253	$4,272	(0.4)%	$8,554	$8,562	(0.1)%
Rent/lease expense (1)
Hospital Operations and other	$59	$59	—%	$119	$118	0.8%
Ambulatory Care	19	20	(5.0)%	37	37	—%
Conifer	5	5	—%	10	9	11.1%
Total	$83	$84	(1.2)%	$166	$164	1.2%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•	Hospital Operations and other, which is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices;

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

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations acute care hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 75 hospitals operated throughout the six months ended June 30, 2017 and 2016. The results of five Georgia hospitals, which we divested effective April 1, 2016, and our new THOP Transmountain Campus teaching hospital, which we opened on January 17, 2017 in El Paso, are excluded from our same-hospital information.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Number of hospitals (at end of period)	75	75	—	(1)	75	75	—	(1)
Total admissions	189,473	193,779	(2.2)%		385,655	396,652	(2.8)%
Adjusted patient admissions(2)	335,915	340,792	(1.4)%		675,437	689,013	(2.0)%
Paying admissions (excludes charity and uninsured)	179,101	183,474	(2.4)%		365,180	376,760	(3.1)%
Charity and uninsured admissions	10,372	10,305	0.7%		20,475	19,892	2.9%
Admissions through emergency department	121,212	122,239	(0.8)%		247,279	251,845	(1.8)%
Paying admissions as a percentage of total admissions	94.5%	94.7%	(0.2)%	(1)	94.7%	95.0%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.5%	5.3%	0.2%	(1)	5.3%	5.0%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	64.0%	63.1%	0.9%	(1)	64.1%	63.5%	0.6%	(1)
Surgeries — inpatient	51,913	54,376	(4.5)%		103,636	108,115	(4.1)%
Surgeries — outpatient	71,253	75,825	(6.0)%		140,806	150,185	(6.2)%
Total surgeries	123,166	130,201	(5.4)%		244,442	258,300	(5.4)%
Patient days — total	871,816	897,127	(2.8)%		1,792,830	1,858,125	(3.5)%
Adjusted patient days(2)	1,538,940	1,568,680	(1.9)%		3,122,902	3,206,088	(2.6)%
Average length of stay (days)	4.60	4.63	(0.6)%		4.65	4.68	(0.6)%
Licensed beds (at end of period)	20,329	20,380	(0.3)%		20,329	20,380	(0.3)%
Average licensed beds	20,329	20,380	(0.3)%		20,331	20,378	(0.2)%
Utilization of licensed beds(3)	47.1%	48.4%	(1.3)%	(1)	48.7%	50.4%	(1.7)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Total visits	1,950,251	2,025,946	(3.7)%		3,959,659	4,078,115	(2.9)%
Paying visits (excludes charity and uninsured)	1,823,601	1,884,716	(3.2)%		3,706,836	3,792,714	(2.3)%
Charity and uninsured visits	126,650	141,230	(10.3)%		252,823	285,401	(11.4)%
Emergency department visits	694,213	703,276	(1.3)%		1,397,248	1,437,032	(2.8)%
Surgery visits	71,253	75,825	(6.0)%		140,806	150,185	(6.2)%
Paying visits as a percentage of total visits	93.5%	93.0%	0.5%	(1)	93.6%	93.0%	0.6%	(1)
Charity and uninsured visits as a percentage of total visits	6.5%	7.0%	(0.5)%	(1)	6.4%	7.0%	(0.6)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Total segment net operating revenues	$3,900	$4,026	(3.1)%	$7,837	$8,086	(3.1)%
Selected acute care hospitals and related outpatient facilities revenue data
Net inpatient revenues	$2,545	$2,568	(0.9)%	$5,150	$5,231	(1.5)%
Net outpatient revenues	1,491	1,451	2.8%	2,954	2,896	2.0%
Net patient revenues	$4,036	$4,019	0.4%	$8,104	$8,127	(0.3)%

Self-pay net inpatient revenues	$112	$114	(1.8)%	$218	$187	16.6%
Self-pay net outpatient revenues	161	134	20.1%	311	270	15.2%
Total self-pay revenues	$273	$248	10.1%	$529	$457	15.8%

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net inpatient revenue per admission	$13,432	$13,252	1.4%	$13,354	$13,188	1.3%
Net inpatient revenue per patient day	$2,919	$2,862	2.0%	$2,873	$2,815	2.1%
Net outpatient revenue per visit	$765	$716	6.8%	$746	$710	5.1%
Net patient revenue per adjusted patient admission(1)	$12,015	$11,793	1.9%	$11,998	$11,795	1.7%
Net patient revenue per adjusted patient day(1)	$2,623	$2,562	2.4%	$2,595	$2,535	2.4%

(1)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Total Segment Provision for Doubtful Accounts	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Provision for doubtful accounts	$358	$327	9.5%		$730	$665	9.8%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.4%	7.5%	0.9%	(1)	8.5%	7.6%	0.9%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Total Segment Selected Operating Expenses	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.5%	47.6%	1.9%	(1)	49.7%	47.6%	2.1%	(1)
Supplies as a percentage of net operating revenues	17.4%	16.9%	0.5%	(1)	17.2%	17.1%	0.1%	(1)
Other operating expenses as a percentage of net operating revenues	24.8%	25.4%	(0.6)%	(1)	25.1%	25.3%	(0.2)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

Revenues

Same-hospital net operating revenues decreased $126 million, or 3.1%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to lower inpatient and outpatient volumes. Our 2017 same-hospital inpatient and outpatient volumes were negatively impacted compared to the 2016 period by our out-of-network status with a national payer for most of the 2017 period. The 2016 period also included $55 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. Same-hospital net inpatient revenues decreased $23 million, or 0.9%, and same-hospital admissions decreased 2.2% in the three months ended June 30, 2017 compared to the same period in 2016. Same-hospital net inpatient revenue per admission increased 1.4%, primarily due to the improved terms of our managed care contracts in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Same-hospital net outpatient revenues increased $40 million, or 2.8%, while same-hospital outpatient visits decreased 3.7% in the three months ended June 30, 2017 compared to the same period in 2016 due in part to the sale of home health and hospice assets. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 6.8% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to the improved terms of our managed care contracts and the sale of home health and hospice assets.

Same-hospital net operating revenues decreased $249 million, or 3.1%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to lower inpatient and outpatient volumes. Our 2017 same-hospital inpatient and outpatient volumes were negatively impacted compared to the 2016 period by a leap-year day in the 2016 period and our out-of-network status with a national payer for most of the 2017 period. The 2016 period also included $112 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. Same-hospital net inpatient revenues decreased $81 million, or 1.5%, and same-hospital admissions decreased 2.8% in the six months ended June 30, 2017 compared to the same period in 2016. Same-hospital net inpatient revenue per admission increased 1.3%, primarily due to the improved terms of our managed care contracts in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Same-hospital net outpatient revenues increased $58 million, or 2.0%, while same-hospital outpatient visits decreased 2.9% in the six months ended June 30, 2017 compared to the same period in 2016 due in part to the sale of home health and hospice assets. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 5.1% in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily due to the improved terms of our managed care contracts and the sale of home health and hospice assets.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.4% and 7.5% for the three months ended June 30, 2017 and 2016, respectively, and 8.5% and 7.6% for the six months ended June 30, 2017 and 2016, respectively. The increases in the 2017 periods compared to the 2016 periods were primarily driven by increases in uninsured revenues of $25 million and $72 million in the three month and six month periods, respectively.

The following table shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$269	$—	$269	$294	$—	$294
Medicaid	109	—	109	125	—	125
Net cost report settlements payable and valuation allowances	(17)	—	(17)	(14)	—	(14)
Managed care	1,754	178	1,576	1,911	190	1,721
Self-pay uninsured	444	388	56	479	412	67
Self-pay balance after insurance	227	136	91	226	147	79
Estimated future recoveries	129	—	129	141	—	141
Other payers	538	218	320	537	239	298
Total Hospital Operations and other	3,453	920	2,533	3,699	988	2,711
Ambulatory Care	217	46	171	227	43	184
Total discontinued operations	2	—	2	2	—	2
	$3,672	$966	$2,706	$3,928	$1,031	$2,897

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2017, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 25.6%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at June 30, 2017, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $7 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 97.5% at June 30, 2017.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.550 billion and $2.725 billion at June 30, 2017 and December 31, 2016, respectively, excluding cost report settlements payable and valuation allowances of $17 million and $14 million, respectively at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	93%	72%	65%	28%	60%
61-120 days	4%	15%	13%	14%	12%
121-180 days	1%	6%	7%	9%	7%
Over 180 days	2%	7%	15%	49%	21%
Total	100%	100%	100%	100%	100%

	December 31, 2016
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	75%	61%	24%	60%
61-120 days	5%	15%	15%	14%	13%
121-180 days	2%	4%	8%	10%	6%
Over 180 days	1%	6%	16%	52%	21%
Total	100%	100%	100%	100%	100%

At June 30, 2017, we had a cumulative total of patient account assignments to our Conifer subsidiary of approximately $3.084 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to our Conifer subsidiary is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2017 and December 31, 2016 by aging category for the hospitals currently in the program:

	June 30,	December 31,
	2017	2016
0-60 days	$72	$84
61-120 days	8	13
121-180 days	4	4
Over 180 days	3	4
Total	$87	$105

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased 190 basis points to 49.5% in the three months ended June 30, 2017 compared to the same period in 2016. Same-hospital net operating revenues decreased 3.1% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and same-hospital salaries, wages and benefits increased 0.7% in the three months ended June 30, 2017 compared to the 2016 period. The change in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees and the effect of lower volumes on operating leverage due to certain fixed staffing costs, partially offset by the impact of recent favorable workers’ compensation claims experience. Salaries, wages and benefits expense for the three months ended June 30, 2017 and 2016 included stock-based compensation expense of $13 million and $16 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased 210 basis points to 49.7% in the six months ended June 30, 2017 compared to the same period in 2016. Same-hospital net operating revenues decreased 3.1% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and same-hospital salaries, wages and benefits increased 1.4% in the six months ended June 30, 2017 compared to the 2016 period. The change in same-hospital salaries, wages and benefits was primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower volumes on operating leverage due to certain fixed staffing costs, partially offset by the impact of recent favorable workers’ compensation claims experience. Salaries, wages and benefits expense for the six months ended June 30, 2017 and 2016 included stock-based compensation expense of $22 million and $29 million, respectively.

At June 30, 2017, approximately 23% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have three expired contracts covering approximately 1% of our unionized employees and are negotiating renewals under extension agreements. We are also negotiating first contracts at two hospitals and one physician practice where employees recently selected union representation; these contracts cover approximately 3% of our unionized employees. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased 50 basis points to 17.4% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Same-hospital supplies expense as a percentage of net operating revenues increased 10 basis points to 17.2% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The change in supplies expense was primarily attributable to increased costs from our higher acuity supply-intensive surgical services, partially offset by the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues decreased 60 basis points to 24.8% in the three months ended June 30, 2017 compared to the same period in 2016. Same-hospital other operating expenses decreased by $56 million, or 5.5%, and net operating revenues decreased by $126 million, or 3.1%. The changes in other operating expenses included:

•	decreased expenses associated with our health plan businesses of $96 million due to the sale and wind-down of these businesses in 2017; and

•	gains on the sales of assets of $23 million primarily related to the sale of home health and hospice assets; partially offset by

•	increased medical fees of $10 million;

•	increased costs of contracted services of $11 million;

•	increased costs associated with funding indigent care services of $16 million, which costs were substantially offset by additional net patient revenues;

•	increased malpractice expense of $27 million; and

•	the effect of lower volumes on operating leverage due to certain fixed costs.

Same-hospital malpractice expense in the 2017 period included an unfavorable adjustment of approximately $2 million from the eight basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $6 million from the 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

Same-hospital other operating expenses as a percentage of net operating revenues decreased 20 basis points to 25.1% in the six months ended June 30, 2017 compared to the same period in 2016. Same-hospital other operating expenses decreased by $76 million, or 3.7%, and net operating revenues decreased by $249 million, or 3.1%. The changes in other operating expenses included:

•	decreased expenses associated with our health plan businesses of $139 million due to the sale and wind-down of these businesses in 2017; and

•	gains on the sales of assets of $23 million primarily related to the sale of home health and hospice assets; partially offset by

•	increased medical fees of $19 million;

•	increased costs of contracted services of $32 million;

•	increased costs associated with funding indigent care services of $18 million, which costs were substantially offset by additional net patient revenues;

•	increased malpractice expense of $7 million; and

•	the effect of lower volumes on operating leverage due to certain fixed costs.

Same-hospital malpractice expense in the 2017 period included an unfavorable adjustment of approximately $2 million from the 11 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $17 million from the 80 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (107 of 326 facilities at June 30, 2017), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. Our USPI joint venture controls 219 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than our USPI joint venture is classified within “net income attributable to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in two line items:

•
equity in earnings of unconsolidated affiliates—our share of the net income of each facility, which is based on the facility’s net income and the percentage of the facility’s outstanding equity interests owned by us; and

•
management and administrative services revenues, which is included in our net operating revenues—income we earn for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Ambulatory Care Results of Operations	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net operating revenues	$472	$442	6.8%	$927	$871	6.4%
Equity in earnings of unconsolidated affiliates	$30	$26	15.4%	$57	$51	11.8%
Salaries, wages and benefits	$153	$147	4.1%	$303	$293	3.4%
Supplies	$96	$91	5.5%	$190	$177	7.3%
Other operating expenses, net	$89	$91	(2.2)%	$174	$177	(1.7)%

Our Ambulatory Care net operating revenues increased by $30 million and $56 million, or 6.8% and 6.4%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. The growth in 2017 revenues was primarily driven by increases from acquisitions of $26 million and $51 million for the three and six month periods, respectively.

Salaries, wages and benefits expense increased by $6 million and $10 million, or 4.1% and 3.4%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. The 2017 increases were primarily driven by salaries, wages and benefits expense from acquisitions of $7 million and $13 million for the three and six month periods, respectively.

Supplies expense increased by $5 million and $13 million, or 5.5% and 7.3%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. The 2017 increases were primarily driven by supplies expense from acquisitions of $6 million and $12 million for the three and six month periods, respectively.

Other operating expenses decreased by $2 million and $3 million, or 2.2% and 1.7%, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016, respectively. The change in other operating expenses included 2017 decreases in same-facility other operating expenses of $7 million and $12 million for the three and six month periods, respectively, which were partially offset by additional expenses related to acquisitions of $5 million and $9 million for the three and six month periods, respectively.

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

Ambulatory Care Facility Growth	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	3.8%	4.9%
Cases	(0.5)%	—%
Net revenue per case	4.3%	4.9%

Joint Ventures with Healthcare System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of June 30, 2017, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities with Healthcare System Partners	Six Months Ended June 30, 2017
Facilities:
With a healthcare system partner	180
Without a healthcare system partner	146
Total facilities operated	326
Change from December 31, 2016
Acquisitions	4
De novo	—
Dispositions/Mergers	(1)
Total increase in number of facilities operated	3

During the six months ended June 30, 2017, we acquired controlling interests in a single-specialty gastroenterology surgery center in Texas, a single-specialty ophthalmology surgery center in Florida, a single-specialty orthopedics surgery center in Colorado and an imaging center in California. We paid cash totaling approximately $20 million for these acquisitions. All four facilities are jointly owned with local physicians, and a healthcare system partner has an ownership interest in each of the Colorado and Florida surgery centers.

Conifer Segment

Our Conifer segment generated net operating revenues of $400 million and $386 million during the three months ended June 30, 2017 and 2016, respectively, and $802 million and $771 million during the six months ended June 30, 2017 and 2016, respectively, a portion of which was eliminated in consolidation as described in Note 16 to the Condensed Consolidated Financial Statements. The increase in the revenue from third-party customers, which is not eliminated in consolidation, is primarily due to new clients.

Salaries, wages and benefits expense for Conifer increased $12 million, or 5.0%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and increased $23 million, or 4.8%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, in both cases due to an increase in employee headcount as a result of the growth in Conifer’s business primarily attributable to new clients.

Other operating expenses for Conifer increased $3 million, or 3.5%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and increased $7 million, or 4.2%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, in both cases due to the growth in Conifer’s business primarily attributable to new clients. Conifer typically incurs start-up and other transition costs during the initial term of new client contracts.

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

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $41 million primarily related to our Hospital Operations and other segment, consisting of an approximately $15 million impairment of two equity method investments, $14 million of employee severance costs, $1 million of contract and lease termination fees, $1 million to write-down intangible assets, $5 million of other restructuring costs, and $5 million of acquisition integration charges.

During the three months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $22 million primarily related to our Hospital Operations and other segment, consisting of approximately $7 million of employee severance costs, $1 million of other restructuring costs, and $14 million in acquisition-related costs, which include $3 million of transaction costs and $11 million of acquisition integration charges.

During the six months ended June 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $74 million primarily related to our Hospital Operations and other segment, consisting of an approximately $15 million impairment of two equity method investments, $30 million of employee severance costs, $7 million of contract and lease termination fees, $2 million to write-down intangible assets, $7 million of other restructuring costs, and $13 million in acquisition-related costs, which include $2 million of transaction costs and $11 million of acquisition integration charges.

During the six months ended June 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $50 million primarily related to our Hospital Operations and other segment, consisting of approximately $17 million of employee severance costs, $1 million of contract and lease termination fees, $2 million to write-down intangible assets, $2 million of other restructuring costs, and $28 million in acquisition-related costs, which include $3 million of transaction costs and $25 million of acquisition integration charges.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2017 and 2016 were $1 million and $114 million, respectively. The costs in the 2016 period include reserves we recorded for a regulatory investigation that was settled in October 2016.

Litigation and investigation costs for the six months ended June 30, 2017 and 2016 were $6 million and $287 million, respectively. The costs in the 2016 period include reserves we recorded for a regulatory investigation that was settled in October 2016.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended June 30, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $23 million, primarily comprised of a $13 million gain from the sale of one of our health plans in Arizona and $10 million from the sale of our health plan in Texas.

During the three months ended June 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily comprised of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

During the six months ended June 30, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $38 million, primarily comprised of $6 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes, $13 million from the sale of one of our health plans in Arizona, $10 million from the sale of our health plan in Texas and $9 million from the sale of our health plan in Michigan.

During the six months ended June 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $148 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $29 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $260 million compared to $244 million for the same period in 2016. Interest expense for the six months ended June 30, 2017 was $518 million compared to $487 million for the same period in 2016. These increases are attributable to additional long-term debt since the 2016 period.

Income Tax Expense

During the three months ended June 30, 2017, we recorded an income tax benefit of $12 million in continuing operations on pre-tax income of $19 million compared to an income tax benefit of $16 million on pre-tax income of $25 million during the three months ended June 30, 2016. During the six months ended June 30, 2017, we recorded an income tax benefit of $45 million in continuing operations on pre-tax income of $23 million compared to income tax expense of $51 million on pre-tax income of $130 million during the six months ended June 30, 2016. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. In addition, certain state income taxes have been treated as discrete items in calculating income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax expense at statutory federal rate of 35%	$7	$9	$8	$46
State income taxes, net of federal income tax benefit	12	(6)	5	7
Tax benefit attributable to noncontrolling interests	(28)	(26)	(54)	(47)
Nondeductible goodwill	—	—	—	29
Nontaxable gains	—	—	—	(17)
Nondeductible litigation	—	7	—	33
Change in tax contingency reserves, including interest	—	—	(2)	(3)
Stock-based compensation	1	—	9	—
Other items	(4)	—	(11)	3
	$(12)	$(16)	$(45)	$51

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $87 million for the three months ended June 30, 2017 compared to $85 million for the three months ended June 30, 2016. Net income attributable to noncontrolling interests for the three months ended June 30, 2017 was comprised of $11 million related to our Hospital Operations and other segment, $67 million related to our Ambulatory Care segment and $9 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $8 million was related to the minority interests in our USPI joint venture.

Net income attributable to noncontrolling interests was $176 million for the six months ended June 30, 2017 compared to $178 million for the six months ended June 30, 2016. Net income attributable to noncontrolling interests for the six months ended June 30, 2017 was comprised of $21 million related to our Hospital Operations and other segment, $132 million related to our Ambulatory Care segment and $23 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $21 million was related to the minority interests in our USPI joint venture.

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

The Company believes the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s

Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to its peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain non-GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure the Company utilizes may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(55)	$(46)	$(108)	$(105)
Less: Net income attributable to noncontrolling interests	(87)	(85)	(176)	(178)
Net income (loss) from discontinued operations, net of tax	1	(2)	—	(6)
Net income from continuing operations	31	41	68	79
Income tax benefit (expense)	12	16	45	(51)
Loss from early extinguishment of debt	(26)	—	(26)	—
Other non-operating expense, net	(5)	(5)	(10)	(11)
Interest expense	(260)	(244)	(518)	(487)
Operating income	310	274	577	628
Litigation and investigation costs	(1)	(114)	(6)	(287)
Gains on sales, consolidation and deconsolidation of facilities	23	1	38	148
Impairment and restructuring charges, and acquisition-related costs	(41)	(22)	(74)	(50)
Depreciation and amortization	(222)	(215)	(443)	(427)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(19)	(5)	(35)	(2)
Adjusted EBITDA	$570	$629	$1,097	$1,246

Net operating revenues	$4,802	$4,868	$9,615	$9,912
Less: Net operating revenues from health plans	25	136	90	263
Adjusted net operating revenues	$4,777	$4,732	$9,525	$9,649

Net loss attributable to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(1.1)%	(0.9)%	(1.1)%	(1.1)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	11.9%	13.3%	11.5%	12.9%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the refinancing of long-term debt, as discussed in Notes 5 and 18 to our accompanying Condensed Consolidated Financial Statements, and the renegotiation of the Put/Call Agreement, as discussed in Note 11 to our accompanying Condensed Consolidated Financial Statements.

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

At June 30, 2017, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.3x. This ratio has been negatively impacted in 2017 by our inability to recognize any California provider fee program revenues this year because CMS has not yet approved the 2017 program. In general, we anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements (including those required to achieve compliance with the health information technology requirements under the American Recovery and Reinvestment Act of 2009), introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $348 million and $413 million in the six months ended June 30, 2017 and 2016, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2017 will total approximately $700 million to $750 million, including $179 million that was accrued as a liability at December 31, 2016.

Interest payments, net of capitalized interest, were $468 million and $467 million in the six months ended June 30, 2017 and 2016, respectively.

Income tax payments, net of tax refunds, were approximately $44 million and $29 million in the six months ended June 30, 2017 and 2016, respectively.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2017 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $475 million of cash and cash equivalents on hand at June 30, 2017 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at June 30, 2017.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $401 million in the six months ended June 30, 2017 compared to $582 million in the six months ended June 30, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•
Decreased income from continuing operations before income taxes of $149 million, excluding investment earnings (losses), gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization, and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the six months ended June 30, 2017 compared to the six months ended June 30, 2016;

•	A $37 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Reduced cash flows from our health plan businesses of $65 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to slightly positive cash flows in the 2016 period; and

•	The timing of other working capital items.

Net cash used in investing activities was $308 million for the six months ended June 30, 2017 compared to net cash provided by investing activities of $54 million for the six months ended June 30, 2016. The primary reason for the decrease was due to proceeds from sales of facilities and other assets of $74 million in the 2017 period compared to $573 million in the 2016 period when we completed the sale of five Georgia facilities. Capital expenditures were $348 million and $413 million in the six months ended June 30, 2017 and 2016, respectively.

Net cash used in financing activities was $334 million and $336 million for the six months ended June 30, 2017 and 2016, respectively. The 2017 amount included $912 million of payments to defease our floating rate senior secured notes due 2020, partially offset by $830 million proceeds from the issuance of our 4.625% senior secured notes due 2024. The 2017 amount also included our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, by retiring the lease obligation for approximately $44 million. In the 2016 period, we paid approximately $127 million to increase our ownership interest in our USPI joint venture from 50.1% to approximately 56.3%.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Secured and Unsecured Note Refinancing Transactions—On June 14, 2017, we sold $830 million aggregate principal amount of our 4.625% senior secured first lien notes, which will mature on July 15, 2024 (the “2024 Secured First Lien Notes”). We will pay interest on the 2024 Secured First Lien Notes semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The proceeds from the sale of the 2024 Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to deposit with the trustee an amount sufficient to fund the redemption of all $900 million in aggregate principal amount of our floating rate senior secured notes due 2020 (the “2020 Floating Rate Notes”) on July 14, 2017, thereby fully discharging the 2020 Floating Rate Notes as of June 14, 2017.
Also on June 14, 2017, THC Escrow Corporation III (“Escrow Corp.”), a Delaware corporation established for the purpose of issuing the securities referred to in this paragraph, issued $1.040 billion in aggregate principal amount of 4.625% senior secured first lien notes due 2024 (the “Escrow Secured First Lien Notes”), $1.410 billion in aggregate principal amount of 5.125% senior secured second lien notes due 2025 (the “Escrow Secured Second Lien Notes”) and $500 million in aggregate principal amount of 7.000% senior unsecured notes due 2025 (the “Escrow Unsecured Notes”).
On July 14, 2017, we (i) assumed Escrow Corp.’s obligations with respect to the Escrow Secured Second Lien Notes and (ii) effected a mandatory exchange of all outstanding Escrow Secured First Lien Notes for a like principal amount of our newly issued 2024 Secured First Lien Notes. The proceeds from the sale of the Escrow Secured Second Lien Notes and Escrow Secured First Lien Notes were released from escrow on July 14, 2017 and were used, after payment of fees and expenses, to finance our redemption on July 14, 2017 of $1.041 billion aggregate principal amount of our outstanding 6.250% senior secured notes due 2018 and $1.100 billion aggregate principal amount of our outstanding 5.000% senior unsecured notes due 2019.
On August 1, 2017, we assumed Escrow Corp.’s obligations with respect to the Escrow Unsecured Notes. The proceeds from the sale of the Escrow Unsecured Notes were released from escrow on August 1, 2017 and were used, after payment of fees and expenses, to finance our redemption on August 1, 2017 of $500 million aggregate principal amount of our 8.000% senior unsecured notes due 2020.
As of August 1, 2017, our total long-term debt included $6.070 billion in aggregate principal amount of senior secured first lien notes, $2.160 billion in aggregate principal amount of senior secured second lien notes, and $6.680 billion in aggregate principal amount of senior unsecured notes.

Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At June 30, 2017, we were in compliance with all covenants and conditions in our Credit Agreement. At June 30, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at June 30, 2017.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. On September 15, 2016, we entered into an amendment to the existing letter of credit facility agreement in order to, among other things, (i) extend the scheduled maturity date of the LC Facility to March 7, 2021, (ii) reduce the margin payable with respect to unreimbursed drawings under letters of credit and undrawn letters of credit issued under the LC Facility, and (iii) reduce the commitment fee payable with respect to the undrawn portion of the commitments under the LC Facility. At June 30, 2017, we were in compliance with all covenants and conditions in our LC Facility. At June 30, 2017, we had approximately $108 million of standby letters of credit outstanding under the LC Facility.

For additional information regarding our long-term debt and capital lease obligations, see Notes 5 and 18 to our accompanying Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future could cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate cash from operations, as well as by the various risks and uncertainties discussed in this section and other sections of this report, including any costs associated with legal proceedings and government investigations.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $148 million of standby letters of credit outstanding and guarantees at June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at June 30, 2017. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums, discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$105	$1,148	$1,684	$3,406	$1,942	$7,081	$15,366	$15,901
Average effective interest rates	5.4%	6.5%	5.5%	6.7%	4.7%	7.7%	6.7%

At June 30, 2017, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Twenty-Ninth Supplemental Indenture, dated as of June 14, 2017, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, dated June 14, 2017 and filed June 16, 2017)

(b)
Senior Secured First Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K, dated June 14, 2017 and filed June 16, 2017)

(c)
Senior Secured Second Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.125% Senior Secured Second Lien Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K, dated June 14, 2017 and filed June 16, 2017)

(d)
Unsecured Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.000% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K, dated June 14, 2017 and filed June 16, 2017)

(10)	Material Contracts

(a)
Exchange and Registration Rights Agreement, dated as of June 14, 2017, among the Registrant, certain of its subsidiaries and Barclays Capital Inc. as representative of the other initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated June 14, 2017 and filed June 16, 2017)

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 7, 2017	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)