Form 10-Q
period 2017-09-30
TENET HEALTHCARE CORP
filed 2017-11-07
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At October 31, 2017, there were 100,936,869 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$429	$716
Accounts receivable, less allowance for doubtful accounts ($934 at September 30, 2017 and $1,031 at December 31, 2016)	2,567	2,897
Inventories of supplies, at cost	297	326
Income tax receivable	14	4
Assets held for sale	842	29
Other current assets	1,160	1,285
Total current assets	5,309	5,257
Investments and other assets	1,253	1,250
Deferred income taxes	783	871
Property and equipment, at cost, less accumulated depreciation and amortization ($4,750 at September 30, 2017 and $4,974 at December 31, 2016)	7,077	8,053
Goodwill	7,022	7,425
Other intangible assets, at cost, less accumulated amortization ($841 at September 30, 2017 and $772 at December 31, 2016)	1,764	1,845
Total assets	$23,208	$24,701
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$140	$191
Accounts payable	1,100	1,329
Accrued compensation and benefits	800	872
Professional and general liability reserves	210	181
Accrued interest payable	336	210
Liabilities held for sale	407	9
Other current liabilities	1,146	1,242
Total current liabilities	4,139	4,034
Long-term debt, net of current portion	14,741	15,064
Professional and general liability reserves	617	613
Defined benefit plan obligations	596	626
Deferred income taxes	—	279
Other long-term liabilities	604	610
Total liabilities	20,697	21,226
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,816	2,393
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 149,244,229 shares issued at September 30, 2017 and 148,106,249 shares issued at December 31, 2016	7	7
Additional paid-in capital	4,835	4,827
Accumulated other comprehensive loss	(238)	(258)
Accumulated deficit	(2,161)	(1,742)
Common stock in treasury, at cost, 48,413,280 shares at September 30, 2017 and 48,420,650 shares at December 31, 2016	(2,419)	(2,417)
Total shareholders’ equity	24	417
Noncontrolling interests	671	665
Total equity	695	1,082
Total liabilities and equity	$23,208	$24,701
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating revenues:
Net operating revenues before provision for doubtful accounts	$4,941	$5,216	$15,310	$15,856
Less: Provision for doubtful accounts	355	367	1,109	1,095
Net operating revenues	4,586	4,849	14,201	14,761
Equity in earnings of unconsolidated affiliates	38	31	95	85
Operating expenses:
Salaries, wages and benefits	2,264	2,308	6,990	7,012
Supplies	740	767	2,285	2,351
Other operating expenses, net	1,120	1,231	3,466	3,686
Electronic health record incentives	(1)	(2)	(8)	(23)
Depreciation and amortization	219	205	662	632
Impairment and restructuring charges, and acquisition-related costs	329	31	403	81
Litigation and investigation costs	6	4	12	291
Gains on sales, consolidation and deconsolidation of facilities	(104)	(3)	(142)	(151)
Operating income	51	339	628	967
Interest expense	(257)	(243)	(775)	(730)
Other non-operating expense, net	(4)	(7)	(14)	(18)
Loss from early extinguishment of debt	(138)	—	(164)	—
Net income (loss) from continuing operations, before income taxes	(348)	89	(325)	219
Income tax benefit (expense)	60	(10)	105	(61)
Net income (loss) from continuing operations, before discontinued operations	(288)	79	(220)	158
Discontinued operations:
Income (loss) from operations	(1)	2	(1)	(5)
Income tax benefit (expense)	—	(1)	—	—
Net income (loss) from discontinued operations	(1)	1	(1)	(5)
Net income (loss)	(289)	80	(221)	153
Less: Net income attributable to noncontrolling interests	78	88	254	266
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(367)	$(8)	$(475)	$(113)
Amounts attributable to Tenet Healthcare Corporation common shareholders
Net loss from continuing operations, net of tax	$(366)	$(9)	$(474)	$(108)
Net income (loss) from discontinued operations, net of tax	(1)	1	(1)	(5)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(367)	$(8)	$(475)	$(113)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(3.63)	$(0.09)	$(4.72)	$(1.09)
Discontinued operations	(0.01)	0.01	(0.01)	(0.05)
	$(3.64)	$(0.08)	$(4.73)	$(1.14)
Diluted
Continuing operations	$(3.63)	$(0.09)	$(4.72)	$(1.09)
Discontinued operations	(0.01)	0.01	(0.01)	(0.05)
	$(3.64)	$(0.08)	$(4.73)	$(1.14)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	100,812	99,523	100,475	99,210
Diluted	100,812	99,523	100,475	99,210

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(289)	$80	$(221)	$153
Other comprehensive income (loss):
Amortization of net actuarial loss included in other non-operating expense, net	4	5	12	8
Unrealized gains on securities held as available-for-sale	2	2	5	3
Foreign currency translation adjustments	5	(3)	14	(44)
Other comprehensive income (loss) before income taxes	11	4	31	(33)
Income tax expense related to items of other comprehensive income (loss)	(7)	(1)	(11)	(3)
Total other comprehensive income (loss), net of tax	4	3	20	(36)
Comprehensive net income (loss)	(285)	83	(201)	117
Less: Comprehensive income attributable to noncontrolling interests	78	88	254	266
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(363)	$(5)	$(455)	$(149)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net income (loss)	$(221)	$153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	662	632
Provision for doubtful accounts	1,109	1,095
Deferred income tax expense (benefit)	(145)	32
Stock-based compensation expense	44	51
Impairment and restructuring charges, and acquisition-related costs	403	81
Litigation and investigation costs	12	291
Gains on sales, consolidation and deconsolidation of facilities	(142)	(151)
Loss from early extinguishment of debt	164	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(4)	2
Amortization of debt discount and debt issuance costs	33	33
Pre-tax loss from discontinued operations	1	5
Other items, net	(19)	(3)
Changes in cash from operating assets and liabilities:
Accounts receivable	(1,046)	(1,156)
Inventories and other current assets	97	(95)
Income taxes	(14)	(1)
Accounts payable, accrued expenses and other current liabilities	(141)	(35)
Other long-term liabilities	7	48
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(88)	(132)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(3)	1
Net cash provided by operating activities	709	851
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(492)	(614)
Purchases of businesses or joint venture interests, net of cash acquired	(41)	(96)
Proceeds from sales of facilities and other assets	826	573
Proceeds from sales of marketable securities, long-term investments and other assets	20	36
Purchases of equity investments	(64)	(37)
Other long-term assets	(16)	(15)
Other items, net	(6)	3
Net cash provided by (used in) investing activities	227	(150)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(850)	(1,195)
Proceeds from borrowings under credit facility	850	1,195
Repayments of other borrowings	(4,099)	(112)
Proceeds from other borrowings	3,788	4
Debt issuance costs	(62)	(1)
Distributions paid to noncontrolling interests	(178)	(151)
Proceeds from sales of noncontrolling interests	29	19
Purchases of noncontrolling interests	(722)	(180)
Proceeds from employee stock plan purchases	5	4
Other items, net	16	9
Net cash used in financing activities	(1,223)	(408)
Net increase (decrease) in cash and cash equivalents	(287)	293
Cash and cash equivalents at beginning of period	716	356
Cash and cash equivalents at end of period	$429	$649
Supplemental disclosures:
Interest paid, net of capitalized interest	$(617)	$(596)
Income tax payments, net	$(54)	$(33)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At September 30, 2017, we operated 77 hospitals, 20 surgical hospitals and over 460 outpatient centers in the United States, as well as nine facilities in the United Kingdom, through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Also effective January 1, 2017, we early adopted ASU 2017-07, “Compensation—Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which the FASB issued in March 2017. The amendments in ASU 2017-07 apply to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 of the FASB Accounting Standards Codification. The guidance in ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. The line item or items used in the statement of operations to present the other components of net benefit cost must be disclosed. The amendments in ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations. As a result of the adoption of ASU 2017-07, we reclassified approximately $20 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net, in the accompanying Condensed Consolidated Statement of Operations for both of the nine month periods ended September 30, 2017 and 2016. Upon adoption of ASU 2017-07, we also reclassified approximately $8 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for the three months ended December 31, 2016, and we reclassified approximately $21 million of net benefit cost from salaries, wages and benefits expense to other non-operating income (expense), net for the year ended December 31, 2015.

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

Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated provisions for doubtful accounts; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; the timing of when we meet the criteria to recognize electronic health record incentives; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; changes in healthcare regulations and the participation of individual states in federal programs; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

The table below shows the sources of net operating revenues before provision for doubtful accounts from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hospital Operations and other:
Net patient revenues from acute care hospitals, related outpatient facilities and physician practices
Medicare	$809	$844	$2,563	$2,658
Medicaid	256	339	822	1,009
Managed care	2,524	2,729	7,867	8,031
Indemnity, self-pay and other	442	328	1,316	1,264
Net patient revenues(1)	4,031	4,240	12,568	12,962
Health plans	10	122	100	385
Revenue from other sources	171	158	480	482
Hospital Operations and other total prior to inter-segment eliminations	4,212	4,520	13,148	13,829
Ambulatory Care	477	457	1,422	1,346
Conifer	401	398	1,203	1,169
Inter-segment eliminations	(149)	(159)	(463)	(488)
Net operating revenues before provision for doubtful accounts	$4,941	$5,216	$15,310	$15,856

(1)
Net patient revenues include revenues from physician practices of $171 million and $179 million for the three months ended September 30, 2017 and 2016, respectively, and $551 million and $558 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $429 million and $716 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, our book overdrafts were approximately $240 million and $279 million, respectively, which were classified as accounts payable.

At September 30, 2017 and December 31, 2016, approximately $167 million and $147 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and approximately $62 million and $85 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at September 30, 2017 and December 31, 2016, we had $89 million and $179 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $57 million and $141 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2017 and 2016, we entered into non-cancellable capital leases of approximately $82 million and $110 million, respectively, primarily for equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2017:
Capitalized software costs	$1,537	$(721)	$816
Trade names	105	—	105
Contracts	855	(55)	800
Other	108	(65)	43
Total	$2,605	$(841)	$1,764

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2016:
Capitalized software costs	$1,572	$(681)	$891
Trade names	106	—	106
Contracts	845	(43)	802
Other	94	(48)	46
Total	$2,617	$(772)	$1,845

Estimated future amortization of intangibles with finite useful lives at September 30, 2017 is as follows:

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2017	2018	2019	2020	2021
Amortization of intangible assets	$1,097	$47	$152	$135	$104	$92	$567

We recognized amortization expense of $125 million and $111 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016, respectively.

Investments in Unconsolidated Affiliates
We control 220 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (109 of 329 at September 30, 2017) and four of the hospitals our Hospital Operations and other segment operates, as well as 11 additional facilities in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for the equity method investees within our Ambulatory Care segment and the four equity method investee hospitals operated by our Hospital Operations and other segment are included in the following table. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating revenues	$635	$610	$1,819	$1,803
Net income	$143	$129	$376	$364
Net income attributable to the investees	$93	$83	$242	$241

NOTE 2. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The principal components of accounts receivable are shown in the table below:

	September 30, 2017	December 31, 2016
Continuing operations:
Patient accounts receivable	$3,371	$3,799
Allowance for doubtful accounts	(934)	(1,031)
Estimated future recoveries	130	141
Net cost reports and settlements payable and valuation allowances	(2)	(14)
	2,565	2,895
Discontinued operations	2	2
Accounts receivable, net	$2,567	$2,897

At September 30, 2017 and December 31, 2016, our allowance for doubtful accounts was 27.7% and 27.1%, respectively, of our patient accounts receivable. Accounts that are pursued for collection through Conifer’s business offices are maintained on our hospitals’ books and reflected in patient accounts receivable with an allowance for doubtful accounts established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimate this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors.

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our self-pay patients and charity care patients, and revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Estimated costs for:
Self-pay patients	$164	$158	$484	$453
Charity care patients	29	36	92	104
Total	$193	$194	$576	$557
Medicaid DSH and other supplemental revenues	$140	$249	$462	$691

At September 30, 2017 and December 31, 2016, we had approximately $375 million and $537 million, respectively, of receivables recorded in other current assets and approximately $56 million and $139 million, respectively, of payables recorded in other current liabilities in the accompanying Condensed Consolidated Balance Sheets related to California’s provider fee program.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended September 30, 2017, we entered into a definitive agreement for the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area. In accordance with the guidance in the FASB’s Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment,” we classified $222 million of our Philadelphia-area assets as “assets held for sale” in current assets and the related liabilities of $52 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $235 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of this anticipated transaction.

Also in the three months ended September 30, 2017, MacNeal Hospital, which is located in a suburb of Chicago, as well as other operations affiliated with the hospital, met the criteria to be classified as held for sale. As a result, we classified these assets totaling $222 million as “assets held for sale” in current assets and the related liabilities of $33 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There was no impairment recorded for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

Additionally, our nine Aspen facilities in the United Kingdom met the criteria to be classified as held for sale in the three months ended September 30, 2017. We classified $398 million of our United Kingdom assets as “assets held for sale” in current assets and the related liabilities of $322 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017. These assets and liabilities, which are in our Ambulatory Care segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $59 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell.

Assets and liabilities classified as held for sale at September 30, 2017 were comprised of the following:

Accounts receivable	$178
Other current assets	100
Investments and other long-term assets	20
Property and equipment	456
Other intangible assets	8
Goodwill	80
Current liabilities	(107)
Long-term liabilities	(300)
Net assets held for sale	$435

In the three months ended June 30, 2017, we entered into a definitive agreement for the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area, and we classified these assets and liabilities as held for sale. Effective August 1, 2017, we completed the sale for net proceeds of approximately $750 million and recognized a gain on sale of approximately $111 million.

In the three months ended September 30, 2016, certain of our health plan assets and liabilities met the criteria to be classified as held for sale. In the nine months ended September 30, 2017, we completed the sales of certain of our health plan businesses in Michigan, Arizona and Texas at transaction prices of approximately $20 million, $13 million and $12 million, respectively, and recognized gains on the sales of approximately $3 million, $13 million and $10 million, respectively.

Our hospitals, physician practices and related assets in Georgia met the criteria to be classified as assets held for sale in the three months ended June 30, 2015. We completed the sale of our Georgia assets on March 31, 2016 at a transaction price of approximately $575 million and recognized a gain on sale of approximately $113 million. Because we did not sell the related accounts receivable with respect to the pre-closing period, net receivables of approximately $17 million are included in accounts receivable, less allowance for doubtful accounts, in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017.

NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $403 million, consisting of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $29 million of impairment of two equity method investments, $40 million of employee severance costs, $8 million of contract and lease termination fees, $3 million to write-down intangible assets, $13 million of other restructuring costs, and $16 million in acquisition-related costs, which include $5 million of transaction costs and $11 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2017 were comprised of $319 million from our Hospital Operations and other segment, $70 million from our Ambulatory Care segment and $14 million from our Conifer segment.

During the nine months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $81 million primarily related to our Hospital Operations and other segment, consisting of approximately $26 million of employee severance costs, $4 million of contract and lease termination fees, $2 million to write-down intangible assets, $9 million of other restructuring costs, and $40 million in acquisition-related costs, which include $5 million of transaction costs and $35 million of acquisition integration charges.

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

At September 30, 2017, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our Hospital Operations and other segment was structured as follows at September 30, 2017:

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

NOTE 5. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Senior unsecured notes:
5.000% due 2019	$—	$1,100
5.500% due 2019	500	500
6.750% due 2020	300	300
8.000% due 2020	—	750
8.125% due 2022	2,800	2,800
6.750% due 2023	1,900	1,900
7.000% due 2025	500	—
6.875% due 2031	430	430
Senior secured notes:
6.250% due 2018	—	1,041
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
Floating % due 2020	—	900
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
7.500% due 2022	750	750
4.625% due 2024	1,870	—
5.125% due 2025	1,410	—
Capital leases	377	735
Mortgage notes	85	84
Unamortized issue costs, note discounts and premiums	(241)	(235)
Total long-term debt	14,881	15,255
Less current portion	140	191
Long-term debt, net of current portion	$14,741	$15,064

Senior Secured and Senior Unsecured Notes

On June 14, 2017, we sold $830 million aggregate principal amount of our 4.625% senior secured first lien notes, which will mature on July 15, 2024 (the “2024 Secured First Lien Notes”). We will pay interest on the 2024 Secured First Lien Notes semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The proceeds from the sale of the 2024 Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to deposit with the trustee an amount sufficient to fund the redemption of all $900 million in aggregate principal amount of our floating rate senior secured notes due 2020 (the “2020 Floating Rate Notes”) on July 14, 2017, thereby fully discharging the 2020 Floating Rate Notes as of June 14, 2017. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $26 million in the three months ended June 30, 2017, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.

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

On September 11, 2017, we redeemed the remaining $250 million aggregate principal amount of our 8.000% senior unsecured notes due 2020 using cash on hand.

As a result of the redemption activities in the three months ended September 30, 2017 discussed above, we recorded a loss from early extinguishment of debt of approximately $138 million in the period, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2017.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2017, we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

NOTE 6. GUARANTEES

At September 30, 2017, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $172 million. We had a total liability of $139 million recorded for these guarantees included in other current liabilities at September 30, 2017.

At September 30, 2017, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $23 million. Of the total, $17 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2017.

NOTE 7. EMPLOYEE BENEFIT PLANS

In recent years, we have granted both options and restricted stock units to certain of our employees. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have longer vesting periods. In addition, we grant performance-based restricted stock units and performance-based options that vest subject to the achievement of specified performance goals within a specified time frame. At September 30, 2017, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 5.6 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other incentive awards, including restricted stock units (approximately 4.6 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

Our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 include $44 million and $46 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2016	1,435,921	$22.87
Granted	1,396,307	18.24
Exercised	(16,525)	4.56
Forfeited/Expired	(187,458)	26.07
Outstanding at September 30, 2017	2,628,245	$20.30	$2	5.1 years
Vested and expected to vest at September 30, 2017	2,628,245	$20.30	$2	5.1 years
Exercisable at September 30, 2017	1,231,938	$22.63	$2	1.7 years

There were 16,525 and 110,715 stock options exercised during the nine months ended September 30, 2017 and 2016, respectively, with aggregate intrinsic values of less than $1 million and approximately $1 million, respectively.

At September 30, 2017, there were $9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

In the three months ended March 31, 2017, we granted an aggregate of 987,781 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $23.74 (a 25% premium above the March 1, 2017 grant-date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the nine months ended September 30, 2016, there were no stock options granted.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2017 was $8.52 per share. The fair values were calculated based on the grant date, using a Monte Carlo simulation with the following assumptions:

Three Months Ended March 31, 2017
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

On September 29, 2017, we granted our executive chairman 408,526 performance-based stock options with a grant date fair value of $5.63. The options vest on the first anniversary of the grant date and become exercisable only if the average closing price per share of the Company’s common stock, calculated over any period of 30 sequential trading days during the four-year period following the grant date, equals or exceeds $20.53.

The following table summarizes information about our outstanding stock options at September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	154,361	1.4 years	$4.56	154,361	$4.56
$4.57 to $19.759	1,396,607	8.1 years	18.24	300	14.52
$19.76 to $32.569	822,890	2.1 years	20.87	822,890	20.87
$32.57 to $42.529	254,387	0.4 years	39.31	254,387	39.31
	2,628,245	5.1 years	$20.30	1,231,938	$22.63

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2016	3,174,533	$38.75
Granted	643,329	18.65
Vested	(1,302,503)	35.99
Forfeited	(93,618)	37.62
Unvested at September 30, 2017	2,421,741	$35.16

In the nine months ended September 30, 2017, we granted 643,329 restricted stock units, of which 630,426 will vest and be settled ratably over a three-year period from the grant date. The vesting of the remaining 12,903 restricted stock units is contingent on our achievement of specified performance goals for the years 2017 to 2019. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 12,903 units granted, depending on our level of achievement with respect to the performance goals.

At September 30, 2017, there were $44 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.8 years.

Employee Retirement Plans

In both of the nine-month periods ended September 30, 2017 and 2016, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of approximately $1 million in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of approximately $20 million in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. EQUITY

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the nine months ended September 30, 2017 and 2016 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(475)	—	99	(376)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive income	—	—	—	20	—	—	—	20
Accretion of redeemable noncontrolling interests	—	—	(32)	—	—	—	—	(32)
Purchases (sales) of businesses and noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense, tax benefit and issuance of common stock	1,145	—	44	—	—	(2)	—	42
Balances at September 30, 2017	100,831	$7	$4,835	$(238)	$(2,161)	$(2,419)	$671	$695

Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(113)	—	96	(17)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(82)	(82)
Other comprehensive loss	—	—	—	(36)	—	—	—	(36)
Purchases (sales) of businesses and noncontrolling interests	—	—	(43)	—	—	—	119	76
Purchase accounting adjustments	—	—	—	—	—	—	237	237
Stock-based compensation expense and issuance of common stock	1,033	—	29	—	—	—	—	29
Balances at September 30, 2016	99,528	$7	$4,801	$(200)	$(1,663)	$(2,417)	$637	$1,165

Our noncontrolling interests balances at September 30, 2017 and December 31, 2016 were comprised of $70 million and $89 million, respectively, from our Hospital Operations and other segment, and $601 million and $576 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the nine months ended September 30, 2017 and 2016 in the table above were comprised of $9 million and $8 million, respectively, from our Hospital Operations and other segment, and $90 million and $88 million, respectively, from our Ambulatory Care segment.

NOTE 9. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2017 through March 31, 2018, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, floods and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

At September 30, 2017 and December 31, 2016, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $827 million and $794 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.16% at September 30, 2017 and 2.25% at December 31, 2016.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $225 million and $233 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Securities Litigation

In February 2017, the U.S. District Court for the Northern District of Texas consolidated two previously disclosed lawsuits filed by purported shareholders of the Company’s common stock against the Company and several current and former executive officers into a single matter captioned In re Tenet Healthcare Corporation Securities Litigation. In April 2017, the

four court-appointed lead plaintiffs filed a consolidated amended class action complaint asserting violations of the federal securities laws. The plaintiffs are seeking class certification on behalf of all persons who acquired the Company’s common stock between February 28, 2012 and August 1, 2016. The complaint alleges that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs claim that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The Company’s motion to dismiss the consolidated complaint on behalf of all defendants is pending with the court. The Company intends to continue to vigorously defend against the allegations in the purported shareholder class action.

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed by purported shareholders of the Company’s common stock on behalf of the Company against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. A separate shareholder derivative lawsuit, captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation, was filed in January 2017 in the U.S. District Court for the Northern District of Texas. The consolidated shareholder derivative petition and the Horowitz complaint generally track the allegations in the securities class action complaint described above and claim that the plaintiffs did not make demand on the Board of Directors to bring the lawsuits because such a demand would have been futile. Both shareholder derivative matters were stayed in the second quarter of 2017 pending the final resolution of the motion to dismiss in the consolidated securities litigation. The Company intends to vigorously defend against the allegations in the purported shareholder derivative lawsuits.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2017 and 2016:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Nine Months Ended September 30, 2017
Continuing operations	$12	$12	$(14)	$10
Discontinued operations	—	—	—	—
	$12	$12	$(14)	$10
Nine Months Ended September 30, 2016
Continuing operations	$299	$291	$(59)	$531
Discontinued operations	—	—	—	—
	$299	$291	$(59)	$531

For the nine months ended September 30, 2017 and 2016, we recorded costs of $12 million and $291 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 11. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture partners. In January 2016, Welsh, Carson, Anderson & Stowe (“Welsh Carson”), on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase those shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%. On May 1, 2017, we amended and restated the Put/Call Agreement to provide for, among other things, the acceleration of our acquisition of certain shares of our USPI joint venture. Under the terms of the amendment, we agreed to pay Welsh Carson, on or before July 3, 2017, approximately $711 million to buy 23.7% of our USPI joint venture, which amount will be subject to adjustment for actual 2017 financial results in accordance with the terms of the Put/Call Agreement. On July 3, 2017, we paid approximately $716 million for the purchase of these shares, which increased our ownership interest in the USPI joint venture to 80.0%, as well as the final adjustment to the 2016 purchase price.

The amended and restated Put/Call Agreement also provides that the remaining 15% ownership interest in our USPI joint venture held by our Welsh Carson joint venture partners will be subject to put and call options in equal shares in each of 2018 and 2019. In the event our Welsh Carson joint venture partners do not exercise these put options, we will have the option, but not the obligation, to buy 7.5% of our USPI joint venture from them in 2018 and another 7.5% in 2019. In connection with such puts or calls, we will have the ability to choose whether to settle the purchase price in cash or shares of our common stock.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Balances at beginning of period	$2,393	$2,266
Net income	155	170
Distributions paid to noncontrolling interests	(85)	(69)
Purchase accounting adjustments	—	(47)
Accretion of redeemable noncontrolling interests	32	—
Purchases and sales of businesses and noncontrolling interests, net	(679)	(13)
Balances at end of period	$1,816	$2,307

The following tables show the composition by segment of our redeemable noncontrolling interests balances at September 30, 2017 and December 31, 2016, as well as our net income attributable to redeemable noncontrolling interests for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	December 31, 2016
Hospital Operations and other	$529	$520
Ambulatory Care	1,090	1,715
Conifer	197	158
Redeemable noncontrolling interests	$1,816	$2,393

	Nine Months Ended September 30,
	2017	2016
Hospital Operations and other	$14	$16
Ambulatory Care	103	116
Conifer	38	38
Net income attributable to redeemable noncontrolling interests	$155	$170

NOTE 12. INCOME TAXES

During the three months ended September 30, 2017, we recorded an income tax benefit of $60 million in continuing operations on pre-tax loss of $348 million compared to income tax expense of $10 million on pre-tax income of $89 million during the three months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded an income tax benefit of $105 million in continuing operations on pre-tax loss of $325 million compared to income tax expense of $61 million on pre-tax income of $219 million during the nine months ended September 30, 2016. Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, we utilized the discrete effective tax rate method to calculate the interim period tax provision for the three and nine month periods ended September 30, 2017. We determined that, because minor fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine month periods ended September 30, 2017. Due to Aspen being classified as held for sale, we have reversed our indefinite reinvestment assertion with respect to this investment outside the United States as of September 30, 2017, which resulted in an income tax benefit of $30 million in the three months ended September 30, 2017. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax expense (benefit) at statutory federal rate of 35%	$(122)	$31	$(114)	$77
State income taxes, net of federal income tax benefit	8	3	13	10
Tax benefit attributable to noncontrolling interests	(25)	(28)	(79)	(75)
Nondeductible goodwill	104	—	104	29
Nontaxable gains	—	(1)	—	(18)
Nondeductible litigation	—	4	—	37
Change in tax contingency reserves, including interest	(1)	(1)	(3)	(4)
Stock-based compensation	—	—	9	—
Change in indefinite reinvestment assertion	(30)	—	(30)	—
Change in valuation allowance	(5)	—	(5)	—
Other items	11	2	—	5
	$(60)	$10	$(105)	$61

During the nine months ended September 30, 2017, we increased our estimated liabilities for uncertain tax positions by $33 million, net of related deferred tax assets. The total amount of unrecognized tax benefits at September 30, 2017 was $68 million, of which $65 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2017 were $4 million, all of which related to continuing operations.

At September 30, 2017, approximately $2 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 13. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three and nine months ended September 30, 2017 and 2016. Loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Loss Attributable to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(366)	100,812	$(3.63)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(366)	100,812	$(3.63)

Three Months Ended September 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(9)	99,523	$(0.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(9)	99,523	$(0.09)

Nine Months Ended September 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(474)	100,475	$(4.72)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(474)	100,475	$(4.72)

Nine Months Ended September 30, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(108)	99,210	$(1.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(108)	99,210	$(1.09)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2017 and 2016 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and nine months ended September 30, 2017 and 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 711 and 1,455 for the three months ended September 30, 2017 and 2016, respectively, and 747 and 1,470 for the nine months ended September 30, 2017 and 2016, respectively.

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

Investments	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable debt securities — noncurrent	$54	$40	$14	$—
	$54	$40	$14	$—

Investments	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable debt securities — noncurrent	$49	$23	$26	$—
	$49	$23	$26	$—

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

	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$399	$—	$399	$—
Other than temporarily impaired equity method investments	112	—	112	—
	$511	$—	$511	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held and used	$163	$—	$163	$—
Other than temporarily impaired equity method investments	27	—	27	—
	$190	$—	$190	$—

As described in Note 4, in the nine months ended September 30, 2017, we recorded $294 million of impairment charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, and a $29 million impairment charge related to certain of our equity method investments.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2017 and December 31, 2016, the estimated fair value of our long-term debt was approximately 100.6% and 93.9%, respectively, of the carrying value of the debt.

NOTE 15. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Current assets	$4	$42
Property and equipment	5	33
Other intangible assets	5	7
Goodwill	65	316
Other long-term assets	1	6
Current liabilities	(4)	(25)
Long-term liabilities	(1)	(14)
Redeemable noncontrolling interests	(18)	(114)
Noncontrolling interests	(13)	(122)
Cash paid, net of cash acquired	(41)	(96)
Gains on consolidations	$3	$33

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $65 million from acquisitions completed during the nine months ended September 30, 2017 was recorded in our Ambulatory Care segment. Approximately $5 million in transaction costs related to prospective and closed acquisitions were expensed during both of the nine month periods ended September 30, 2017 and 2016, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statement of Operations.

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

During the nine months ended September 30, 2017 and 2016, we recognized gains totaling $3 million and $33 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

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

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom. At September 30, 2017, our USPI joint venture had interests in 244 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 surgical hospitals in 27 states. At September 30, 2017, we owned 80.0% of our USPI joint venture.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At September 30, 2017, Conifer provided services to more than 800 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At September 30, 2017, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30, 2017	December 31, 2016
Assets:
Hospital Operations and other	$16,249	$17,871
Ambulatory Care	5,847	5,722
Conifer	1,112	1,108
Total	$23,208	$24,701

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Capital expenditures:
Hospital Operations and other	$122	$182	$441	$557
Ambulatory Care	16	14	37	42
Conifer	6	5	14	15
Total	$144	$201	$492	$614

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,866	$4,162	$12,066	$12,761
Ambulatory Care	468	448	1,395	1,319
Conifer
Tenet	149	159	463	488
Other customers	252	239	740	681
Total Conifer	401	398	1,203	1,169
Inter-segment eliminations	(149)	(159)	(463)	(488)
Total	$4,586	$4,849	$14,201	$14,761

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$4	$3	$4	$6
Ambulatory Care	34	28	91	79
Total	$38	$31	$95	$85

Adjusted EBITDA:
Hospital Operations and other(2)	$269	$346	$924	$1,191
Ambulatory Care	159	157	476	432
Conifer	79	79	204	205
Total	$507	$582	$1,604	$1,828

Depreciation and amortization:
Hospital Operations and other	$185	$170	$560	$525
Ambulatory Care	22	22	66	69
Conifer	12	13	36	38
Total	$219	$205	$662	$632

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	$507	$582	$1,604	$1,828
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(6)	(6)	(41)	(8)
Depreciation and amortization	(219)	(205)	(662)	(632)
Impairment and restructuring charges, and acquisition-related costs	(329)	(31)	(403)	(81)
Litigation and investigation costs	(6)	(4)	(12)	(291)
Interest expense	(257)	(243)	(775)	(730)
Loss from early extinguishment of debt	(138)	—	(164)	—
Other non-operating expense, net	(4)	(7)	(14)	(18)
Gains on sales, consolidation and deconsolidation of facilities	104	3	142	151
Net income (loss) from continuing operations before income taxes	$(348)	$89	$(325)	$219

(1)
Hospital Operations and other revenues includes health plan revenues of $10 million and $100 million for the three and nine months ended September 30, 2017, respectively, and $122 million and $385 million for the three and nine months ended September 30, 2016, respectively.

(2)
Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $(6) million and $(41) million for the three and nine months ended September 30, 2017, respectively, and $(6) million and $(8) million for the three and nine months ended September 30, 2016, respectively.

NOTE 17. RECENT ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
(“ASU 2014-09”). In August 2015, the FASB amended the guidance to defer the effective date of this standard by one year. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have substantially completed our evaluation of the requirements of the new standard to insure that we have processes, systems and internal controls in place to collect the necessary information to implement the standard, which will be effective for us beginning in 2018. It is our current intention to use a modified retrospective method of application to adopt ASU 2014-09. For our Hospital Operations and other and Ambulatory Care segments, we will use a portfolio approach to apply the new model to classes of payers with similar characteristics and will analyze cash collection trends over an appropriate collection look-back period of 18 to 36 months depending on the payer. Adoption of ASU 2014-09 will result in changes to our presentation for and disclosure of revenue related to uninsured or underinsured patients. Currently, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance, in our Hospital Operations and other segment. Under ASU 2014-09, the estimated uncollectable amounts due from these patients will generally be considered a direct reduction to net operating revenues and, correspondingly, will result in a material reduction in the amounts presented separately as provision for doubtful accounts. We have also substantially completed our process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration.  These include supplemental state Medicaid programs, disproportionate share payments and settlements with third party payers. The payment mechanisms for these types of programs often vary by state. During July 2017, industry guidance surrounding these programs was issued by the American Institute of Certified Public Accountants’ Financial Reporting Executive Committee. Our implementation team reviewed the guidance and concluded it was substantially consistent with our existing accounting processes. For our Conifer segment, we expect the adoption of ASU 2014-09 will result in changes to our presentation and disclosure of customer contract assets and liabilities and variable consideration. While the adoption of ASU 2014-09 will have a material effect on the presentation of net operating revenues in our consolidated statements of operations and on certain of our disclosures, we do not expect it to materially impact our financial position, results of operations or cash flows. We believe that the cumulative effect of the change in accounting principle effective January 1, 2018, if any, will be immaterial.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheets upon adoption. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. We are currently evaluating the potential impact of this guidance, which will be effective for us beginning in 2019, including performing an assessment of the quantity of and contractual provisions in various leasing arrangements to guide our implementation plan related to processes, systems and internal controls and the conclusion on the use of the optional practical expedients.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350)” (“ASU 2017-04”), which affects public business and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. It is our intention to early adopt ASU 2017-04 for our annual goodwill impairment tests for the year ending December 31, 2017. As of September 30, 2017, we do not expect the adoption of this guidance to materially impact our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture” or “USPI”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities. At September 30, 2017, our USPI joint venture had interests in 244 ambulatory surgery centers, 34 urgent care centers, 22 imaging centers and 20 surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Hospital Operations and Other Segment Sources of Revenue

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per share, per admission, per adjusted admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 72 hospitals operated throughout the nine months ended September 30, 2017 and 2016, (ii) five Georgia hospitals, which we divested effective April 1, 2016, (iii) The Hospitals of Providence (“THOP”) Transmountain Campus, a new teaching hospital we opened in January 2017 in El Paso, and (iv) three Houston-area hospitals, which we divested effective August 1, 2017. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Adoption of Shareholder Rights Plan To Protect Net Operating Loss Carryforwards—Effective August 31, 2017, our Board of Directors approved a short-term rights plan intended to protect shareholder interests, including our net operating loss carryforwards, while certain leadership and governance changes are executed. The rights plan is scheduled to expire following the conclusion of our 2018 annual meeting of shareholders.

Definitive Agreement To Sell Two Acute Care Hospitals and Related Operations in Philadelphia—On September 1, 2017, we announced a definitive agreement for the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area. As a result of this anticipated transaction, we recorded impairment charges of $235 million in the three months ended September 30, 2017. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed in the first quarter of 2018. For additional details, see Note 3 to our accompanying Condensed Consolidated Financial Statements.

Definitive Agreement To Sell MacNeal Hospital and Related Operations—On October 11, 2017, we announced a definitive agreement for the sale of MacNeal Hospital, which is located in a suburb of Chicago, as well as other operations affiliated with the hospital. This sale, which is subject to customary closing conditions, including regulatory approvals, is expected to be completed in the first quarter of 2018. For additional details, see Note 3 to our accompanying Condensed Consolidated Financial Statements.

TRENDS AND STRATEGIES

The healthcare industry, in general, and the acute care hospital business, in particular, are experiencing significant regulatory uncertainty based, in large part, on legislative and administrative efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). Although it is difficult to predict the full impact of this regulatory uncertainty on our future revenues and operations, we believe that our strategies will help us to address the following trends shaping the demand for healthcare services: (i) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (ii) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (iii) the industry is migrating to value-based payment models with government and private payers shifting risk to providers; and (iv) consolidation continues across the entire healthcare sector through traditional acquisition and divestiture activities.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, enhancing patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting businesses and markets that we believe are no longer strategic to our long-term growth. We recently announced an enterprise-wide cost reduction initiative – comprised primarily of workforce reductions and the renegotiation of contracts with suppliers and vendors – which is intended to lower annual operating expenses by $150 million. We anticipate achieving the full annualized run-rate savings by the end of 2018. Approximately 75% of the savings are expected to be achieved through actions within our Hospital Operations and other segment, including eliminating a regional management layer and streamlining corporate overhead and centralized support functions. In conjunction with this initiative, we expect to incur restructuring charges of approximately $40 million in the fourth quarter of 2017, substantially all of which relate to employee severance payments.

Expansion of Our Ambulatory Care Segment—We remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to steadily increase. In addition, we have continued to grow our imaging and urgent care businesses through USPI to reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to healthcare systems and physicians, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth—We are focused on driving growth at Conifer by continuing to market and expand its revenue cycle management and value-based care services businesses and diversifying its customer base. Conifer serves more than 800 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to both healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management.

Improving Profitability—We are focused on improving profitability by growing patient volumes and effective cost management. We believe our patient volumes have been constrained by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays and deductibles, and depressed economic conditions and demographic trends in certain of our markets. However, we also believe that targeted capital spending on growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business and contracting strategies that create shared value with payers should help us grow our patient volumes.

Reducing Our Leverage—As of September 30, 2017, all of our long-term debt has a fixed rate of interest, and the maturity dates of our notes are staggered from 2019 through 2031. Although we believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt reduce any near-term liquidity needs, it is nonetheless our long-term objective to lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower rate secured debt to refinance portions of our higher rate unsecured debt.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 72 hospitals operated throughout the nine months ended September 30, 2017 and 2016, (ii) five Georgia hospitals, which we divested effective April 1, 2016, (iii) our new THOP Transmountain Campus teaching hospital, which we opened in January 2017 in El Paso, and (iv) three Houston-area hospitals, which we divested effective August 1, 2017. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Statistics	2017	2016	Increase (Decrease)
Hospital Operations and other – acute care hospitals and related outpatient facilities
Number of hospitals (at end of period)	73	75	(2)	(1)
Total admissions	185,389	194,342	(4.6)%
Adjusted patient admissions(2)	332,035	345,207	(3.8)%
Paying admissions (excludes charity and uninsured)	174,803	183,042	(4.5)%
Charity and uninsured admissions	10,586	11,300	(6.3)%
Emergency department visits	685,096	707,713	(3.2)%
Total surgeries	118,260	127,346	(7.1)%
Patient days — total	853,059	894,323	(4.6)%
Adjusted patient days(2)	1,502,831	1,567,894	(4.1)%
Average length of stay (days)	4.60	4.60	—%
Average licensed beds	19,783	20,367	(2.9)%
Utilization of licensed beds(3)	46.9%	47.7%	(0.8)%	(1)
Total visits	1,867,471	2,009,019	(7.0)%
Paying visits (excludes charity and uninsured)	1,741,815	1,862,046	(6.5)%
Charity and uninsured visits	125,656	146,973	(14.5)%
Ambulatory Care
Total consolidated facilities (at end of period)	220	212	8	(1)
Total cases	454,484	445,493	2.0%

(1)	The change is the difference between the 2017 and 2016 amounts shown.
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

Total admissions decreased by 8,953, or 4.6%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and total surgeries decreased by 9,086, or 7.1%, in the three months ended September 30, 2017 compared to the 2016 period. Our emergency department visits decreased 3.2% in the three months ended September 30, 2017 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 were negatively affected by the sale of our Houston-area facilities effective August 1, 2017 and the impact of Hurricane Irma on our facilities in Florida and South Carolina. Our Ambulatory Care total cases increased 2.0% due to the increase in consolidated facilities.

	Continuing Operations Three Months Ended September 30,
Revenues	2017	2016	Increase (Decrease)
Net operating revenues before provision for doubtful accounts
Hospital Operations and other prior to inter-segment eliminations	$4,212	$4,520	(6.8)%
Ambulatory Care	477	457	4.4%
Conifer	401	398	0.8%
Inter-segment eliminations	(149)	(159)	(6.3)%
Total	$4,941	$5,216	(5.3)%
Selected Hospital Operations and other – acute care hospitals and related outpatient facilities revenue data
Net inpatient revenues	$2,434	$2,644	(7.9)%
Net outpatient revenues	1,426	1,417	0.6%
Net patient revenues	$3,860	$4,061	(4.9)%

Self-pay net inpatient revenues	$112	$106	5.7%
Self-pay net outpatient revenues	149	145	2.8%
Total self-pay revenues	$261	$251	4.0%

Net operating revenues before provision for doubtful accounts decreased by $275 million, or 5.3%, in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to lower inpatient and outpatient volumes, as well as the sale of our Houston-area facilities effective August 1, 2017, as described above. The 2016 period also included $55 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

	Continuing Operations Three Months Ended September 30,
Provision for Doubtful Accounts	2017	2016	Increase (Decrease)
Provision for doubtful accounts
Hospital Operations and other	$346	$358	(3.4)%
Ambulatory Care	9	9	—%
Total	$355	$367	(3.3)%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts
Hospital Operations and other	8.2%	7.9%	0.3%	(1)
Ambulatory Care	1.9%	2.0%	(0.1)%	(1)
Total	7.2%	7.0%	0.2%	(1)

(1)	The change is the difference between the 2017 and 2016 amounts shown.

Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 7.2% and 7.0% for the three months ended September 30, 2017 and 2016, respectively. This increase was primarily due to increases in uninsured revenues. Our accounts receivable days outstanding (“AR Days”) from continuing operations (which calculation includes the accounts receivable of our Philadelphia-area, Chicago-area and Aspen facilities that have been classified in assets held for sale on our Condensed Consolidated Balance Sheet at September 30, 2017, excludes our divested Houston-area facilities and health plan revenues, and excludes our California provider fee revenue from the 2016 period because the 2017 program has not yet been approved) were 55.6 days at September 30, 2017 and 56.5 days at December 31, 2016, compared to our target of less than 55 days.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses	2017	2016	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,879	$1,924	(2.3)%
Supplies	644	678	(5.0)%
Other operating expenses	936	1,066	(12.2)%
Total	$3,459	$3,668	(5.7)%
Ambulatory Care
Salaries, wages and benefits	$155	$144	7.6%
Supplies	95	89	6.7%
Other operating expenses	93	86	8.1%
Total	$343	$319	7.5%
Conifer
Salaries, wages and benefits	$230	$240	(4.2)%
Supplies	1	—	100.0%
Other operating expenses	91	79	15.2%
Total	$322	$319	0.9%
Total
Salaries, wages and benefits	$2,264	$2,308	(1.9)%
Supplies	740	767	(3.5)%
Other operating expenses	1,120	1,231	(9.0)%
Total	$4,124	$4,306	(4.2)%
Rent/lease expense(1)
Hospital Operations and other	$61	$59	3.4%
Ambulatory Care	20	18	11.1%
Conifer	4	5	(20.0)%
Total	$85	$82	3.7%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses per Adjusted Patient Admission	2017	2016	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,651	$5,551	1.8%
Supplies per adjusted patient admission(1)	1,938	1,958	(1.0)%
Other operating expenses per adjusted patient admission(1)	2,778	2,681	3.6%
Total per adjusted patient admission	$10,367	$10,190	1.7%

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

Salaries, wages and benefits per adjusted patient admission increased 1.8% in the three months ended September 30, 2017 compared to the same period in 2016. This change is primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower volumes on operating leverage due to certain fixed staffing costs, partially offset by decreased accruals for annual incentive compensation.

Supplies expense per adjusted patient admission decreased 1.0% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The change in supplies expense was primarily attributable to lower surgical volumes and the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 3.6% in the three months ended September 30, 2017 compared to the prior-year period. This increase is due to higher contracted services and medical fees per adjusted patient admission, as well as the effect of lower volumes on operating leverage due to certain fixed costs. These increases in expenses per adjusted patient admission were partially offset by decreased malpractice expense and decreased costs associated with funding indigent care services, which decrease was substantially offset by reduced net patient revenues. Malpractice expense for our Hospital Operations and other segment was $11 million lower in the 2017 period compared to the 2016 period. In the 2017 period, we recognized a favorable adjustment of approximately $1 million from a two basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized a favorable adjustment of approximately $3 million from a 13 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $429 million at September 30, 2017 compared to $475 million at June 30, 2017.

Significant cash flow items in the three months ended September 30, 2017 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $494 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $26 million;

•	Capital expenditures of $144 million;

•	Proceeds from the sale of facilities and other assets of $752 million;

•	Interest payments of $149 million;

•	Income tax payments of $10 million;

•	$2.950 billion of proceeds from the issuance of our 4.625% senior secured notes due 2024, our 5.125% senior secured notes due 2025, and our 7.000% senior unsecured notes due 2025;

•	$3.071 billion of payments to redeem our 6.250% senior secured notes due 2018, our 5.000% senior unsecured notes due 2019 and our 8.000% senior unsecured notes due 2020;

•	$33 million of payments for debt issuance costs;

•	$717 million of purchases of noncontrolling interests, primarily to increase our ownership interest in our USPI joint venture to 80.0%; and

•	$55 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $709 million in the nine months ended September 30, 2017 compared to $851 million in the nine months ended September 30, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•
Decreased income from continuing operations before income taxes of $224 million, excluding other non-operating expense, net, gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization, and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

•	A $44 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Reduced cash flows from our health plan businesses of $101 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to slightly positive cash flows in the 2016 period; and

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

The following table shows the sources of net patient revenues before provision for doubtful accounts for our acute care hospitals and related outpatient facilities, expressed as percentages of net patient revenues before provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues from:	2017	2016	Increase (Decrease) (1)	2017	2016	Increase (Decrease) (1)
Medicare	20.0%	19.9%	0.1%	20.4%	20.5%	(0.1)%
Medicaid	6.5%	8.4%	(1.9)%	6.7%	8.2%	(1.5)%
Managed care	62.5%	64.0%	(1.5)%	62.4%	61.5%	0.9%
Indemnity, self-pay and other	11.0%	7.7%	3.3%	10.5%	9.8%	0.7%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

Our payer mix on an admissions basis for our acute care hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2017	2016	Increase (Decrease) (1)	2017	2016	Increase (Decrease) (1)
Medicare	25.1%	25.0%	0.1%	26.0%	26.1%	(0.1)%
Medicaid	6.7%	7.2%	(0.5)%	6.5%	7.1%	(0.6)%
Managed care	60.2%	60.2%	—%	59.7%	59.2%	0.5%
Indemnity, self-pay and other	8.0%	7.6%	0.4%	7.8%	7.6%	0.2%

(1)	The increase (decrease) is the difference between the 2017 and 2016 percentages shown.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 57 million individuals rely on healthcare benefits through Medicare, and approximately 74 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and directed by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation every five years. The most recent funding authorization expired on September 30, 2017. Legislation has been introduced that would extend CHIP funding through 2022, however, we cannot predict what action the federal government may take with regard to the continuation of the CHIP.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2017	2016	2017	2016
Medicare severity-adjusted diagnosis-related group — operating	$388	$402	$1,248	$1,291
Medicare severity-adjusted diagnosis-related group — capital	37	38	115	119
Outliers	21	20	64	58
Outpatient	221	221	686	695
Disproportionate share	65	74	204	224
Direct Graduate and Indirect Medical Education(1)	63	62	194	187
Other(2)	5	15	17	42
Adjustments for prior-year cost reports and related valuation allowances	9	12	35	42
Total Medicare net patient revenues	$809	$844	$2,563	$2,658

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 17.6% and 18.7% of total net patient revenues before provision for doubtful accounts of our acute care hospitals and related outpatient facilities for the nine months ended September 30, 2017 and 2016, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2017 and 2016, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $462 million and $691 million, respectively. The 2017 period included $167 million related the Michigan provider fee program, $107 million related to Medicaid DSH programs in multiple states, $71 million related to the Texas 1115 waiver program, and $117 million from a number of other state and local programs. The 2016 period included $167 million from the 36-month California provider fee program, which ended on December 31, 2016, compared to no revenues under the 30-month program, which covers the period from January 1, 2017 through June 30, 2019, in the 2017 period because CMS has not yet approved the 30-month program. In addition, the results for the three months ended September 30, 2017 included unfavorable revenue adjustments of approximately $8 million and $2 million from the Texas 1115 waiver program and the Florida Medicaid program, respectively.

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

Medicaid-related patient revenues from continuing operations recognized by our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2017 and 2016 are set forth in the following table:

	Nine Months Ended September 30,
	2017		2016
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Alabama	$78	$—	$60	$—
Arizona	(5)	155	(4)	163
California	125	324	293	317
Florida	51	130	55	128
Georgia	—	—	11	8
Illinois	55	56	35	56
Massachusetts	25	40	30	43
Michigan	284	266	273	239
Missouri	1	1	—	1
North Carolina	—	—	(2)	—
Pennsylvania	60	178	63	174
South Carolina	9	28	13	29
Tennessee	3	24	3	24
Texas	137	171	180	189
	$823	$1,373	$1,010	$1,371

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Final Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year (“FFY”). On August 2, 2017, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2018 Rates, and, on September 29, 2017, CMS issued a correction notice to the rule issued on August 2, 2017. The August 2, 2017 final rule and the September 29, 2017 correction notice are collectively referred to hereinafter as the “Final IPPS Rule.” The Final IPPS Rule includes the following payment and policy changes:

•
A market basket increase of 2.7% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS also made certain adjustments to the 2.7% market basket increase that resulted in a net operating payment update of 1.21% (before budget neutrality adjustments), including:

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

•	A 1.60% net increase in the capital federal MS-DRG rate; and

•	An increase in the cost outlier threshold from $23,573 to $26,537.

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

Final Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On November 1, 2017, CMS released final policy changes, quality provisions and payment rates for the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year 2018 (“Final OPPS/ASC Rule”). The Final OPPS/ASC rule includes the following payment and policy changes:

•
An increase of approximately 4.85% in the OPPS conversion factor (i.e., the base rate that is adjusted for geographic wage differences and multiplied by the Ambulatory Payment Classification (“APC”) relative weight to determine individual APC payments) comprised of (i) an increase of 1.35% based on a market basket increase of 2.7% reduced by market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.6%, respectively, (ii) wage index budget neutrality, pass-through and outlier spending adjustments, and (iii) an increase of 3.19% resulting from a budget-neutral redistribution of approximately $1.6 billion related to payments for separately payable drugs purchased under the 340B program from average sale price (“ASP”) plus 6% to ASP minus 22.5%; the 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately payable drugs at discounted rates from drug manufacturers;

•
The removal of total knee arthroplasty (“TKA”) from the CMS list of procedures that can be performed only on an inpatient basis (the “Inpatient Only List”), which permits TKAs to be performed in a hospital outpatient department; CMS did not add TKA to the ASC list of covered surgical procedures; and

•	A 1.2% update to the ASC payment rates.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.4% increase in Medicare FFS OPPS payments for all hospitals, an average 1.3% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 4.5% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $32 million, which represents an increase of approximately 4.5%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.

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

The amount of our managed care net patient revenues from our Hospital Operations and other segment during the nine months ended September 30, 2017 and 2016 was $7.867 billion and $8.031 billion, respectively. Approximately 63% of our managed care net patient revenues for the nine months ended September 30, 2017 was derived from our top ten managed care payers. National payers generated approximately 45% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2017 and December 31, 2016, approximately 62% and 63%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2017, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the nine months ended September 30, 2017, our commercial managed care net inpatient revenue per admission from our acute care hospitals was approximately 88% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At September 30, 2017 and December 31, 2016, approximately 6% and 5%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. We provide revenue cycle management services through our Conifer subsidiary, which is subject to various laws, rules and regulations regarding consumer finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses, which exclude the costs of our health plan businesses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Estimated costs for:
Self-pay patients	$164	$158	$484	$453
Charity care patients	29	36	92	104
Total	$193	$194	$576	$557
Medicaid DSH and other supplemental revenues	$140	$249	$462	$691

The expansion of health insurance coverage in prior periods has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare insurance program. Furthermore, on October 12, 2017, the Trump administration announced that it would immediately end cost-sharing reduction (“CSR”) payments to insurers under the ACA, which compensate insurers for subsidizing out-of-pocket costs for low-income enrollees. Without the CSR payments, some insurers may seek approval to increase premiums for plans offered on ACA exchanges or withdraw from offering plans on some or all of the exchanges. Legislation has been introduced in Congress that would restore the CSR payments. In addition, a group of state attorneys general have filed a lawsuit seeking court action to block the Trump administration order ending the payments. We cannot predict what actions insurers might take as a result of the order, the impact of those actions on our operations, or the outcome of legislative efforts or litigation seeking to restore the payments. We also do not know what adverse impact the continued uncertainty may have on 2018 marketplace enrollment and coverage.

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating revenues:
General hospitals	$3,873	$4,065	$12,052	$12,429
Other operations	1,068	1,151	3,258	3,427
Net operating revenues before provision for doubtful accounts	4,941	5,216	15,310	15,856
Less provision for doubtful accounts	355	367	1,109	1,095
Net operating revenues	4,586	4,849	14,201	14,761
Equity in earnings of unconsolidated affiliates	38	31	95	85
Operating expenses:
Salaries, wages and benefits	2,264	2,308	6,990	7,012
Supplies	740	767	2,285	2,351
Other operating expenses, net	1,120	1,231	3,466	3,686
Electronic health record incentives	(1)	(2)	(8)	(23)
Depreciation and amortization	219	205	662	632
Impairment and restructuring charges, and acquisition-related costs	329	31	403	81
Litigation and investigation costs	6	4	12	291
Gains on sales, consolidation and deconsolidation of facilities	(104)	(3)	(142)	(151)
Operating income	$51	$339	$628	$967

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.8%	0.6%	0.7%	0.6%
Operating expenses:
Salaries, wages and benefits	49.4%	47.6%	49.3%	47.5%
Supplies	16.1%	15.8%	16.1%	15.9%
Other operating expenses, net	24.4%	25.4%	24.4%	25.0%
Electronic health record incentives	—%	—%	(0.1)%	(0.2)%
Depreciation and amortization	4.8%	4.2%	4.7%	4.3%
Impairment and restructuring charges, and acquisition-related costs	7.2%	0.6%	2.8%	0.5%
Litigation and investigation costs	0.1%	0.1%	0.1%	2.0%
Gains on sales, consolidation and deconsolidation of facilities	(2.3)%	(0.1)%	(1.0)%	(1.0)%
Operating income	1.1%	7.0%	4.4%	6.6%

Net operating revenues of our general hospitals include inpatient and outpatient revenues for services provided by facilities in our Hospital Operations and other segment, as well as nonpatient revenues (e.g., rental income, management fee revenue, and income from services such as cafeterias, gift shops and parking) and other miscellaneous revenue. Net operating revenues of other operations primarily consist of revenues from (1) physician practices, (2) a long-term acute care hospital, which we divested effective August 1, 2017, (3) our Ambulatory Care segment, (4) services provided by our Conifer subsidiary to third parties and (5) our health plans. Revenues from our general hospitals represented approximately 78% of our total net operating revenues before provision for doubtful accounts for both of the three month periods ended September 30, 2017 and 2016, and 79% and 78% for the nine month periods ended September 30, 2017 and 2016, respectively.

Net operating revenues from our other operations were $1.068 billion and $1.151 billion in the three months ended September 30, 2017 and 2016, respectively, and $3.258 billion and $3.427 billion in the nine months ended September 30, 2017 and 2016, respectively. The decrease in net operating revenues from other operations during 2017 primarily relates to our health plans, partially offset by increases in revenues from our Conifer subsidiary and our USPI joint venture. Equity earnings of unconsolidated affiliates were $38 million and $31 million for the three months ended September 30, 2017 and 2016, respectively, and $95 million and $85 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same

72 hospitals operated throughout the nine months ended September 30, 2017 and 2016. The results of five Georgia hospitals, which we divested effective April 1, 2016, our new THOP Transmountain Campus teaching hospital, which we opened in January 2017 in El Paso, and three Houston-area hospitals, which we divested effective August 1, 2017, are excluded from our same-hospital information.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,846	$1,856	(0.5)%	$5,617	$5,579	0.7%
Supplies	633	657	(3.7)%	1,946	2,003	(2.8)%
Other operating expenses	898	1,004	(10.6)%	2,771	2,961	(6.4)%
Total	$3,377	$3,517	(4.0)%	$10,334	$10,543	(2.0)%
Ambulatory Care
Salaries, wages and benefits	$155	$144	7.6%	$458	$437	4.8%
Supplies	95	89	6.7%	285	266	7.1%
Other operating expenses	93	86	8.1%	267	263	1.5%
Total	$343	$319	7.5%	$1,010	$966	4.6%
Conifer
Salaries, wages and benefits	$230	$240	(4.2)%	$730	$717	1.8%
Supplies	1	—	100.0%	3	—	100.0%
Other operating expenses	91	79	15.2%	266	247	7.7%
Total	$322	$319	0.9%	$999	$964	3.6%
Total
Salaries, wages and benefits	$2,231	$2,240	(0.4)%	$6,805	$6,733	1.1%
Supplies	729	746	(2.3)%	2,234	2,269	(1.5)%
Other operating expenses	1,082	1,169	(7.4)%	3,304	3,471	(4.8)%
Total	$4,042	$4,155	(2.7)%	$12,343	$12,473	(1.0)%
Rent/lease expense (1)
Hospital Operations and other	$57	$55	3.6%	$170	$167	1.8%
Ambulatory Care	20	18	11.1%	57	55	3.6%
Conifer	4	5	(20.0)%	14	14	—%
Total	$81	$78	3.8%	$241	$236	2.1%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•	Hospital Operations and other, which is comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices;

•	Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals, as well as Aspen’s hospitals and clinics; and

•
Conifer, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations acute care hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 72 hospitals operated throughout the nine months ended September 30, 2017 and 2016. The results of five Georgia hospitals, which we divested effective April 1, 2016, our new THOP Transmountain Campus teaching hospital, which we opened in January 2017 in El Paso, and three Houston-area hospitals, which we divested effective August 1, 2017, are excluded from our same-hospital information.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Number of hospitals (at end of period)	72	72	—	(1)	72	72	—	(1)
Total admissions	181,970	186,765	(2.6)%		553,651	569,112	(2.7)%
Adjusted patient admissions(2)	320,821	327,960	(2.2)%		970,418	990,517	(2.0)%
Paying admissions (excludes charity and uninsured)	171,791	176,376	(2.6)%		524,588	540,172	(2.9)%
Charity and uninsured admissions	10,179	10,389	(2.0)%		29,063	28,940	0.4%
Admissions through emergency department	118,361	116,234	1.8%		357,078	359,694	(0.7)%
Paying admissions as a percentage of total admissions	94.4%	94.4%	—%	(1)	94.8%	94.9%	(0.1)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.6%	5.6%	—%	(1)	5.2%	5.1%	0.1%	(1)
Emergency department admissions as a percentage of total admissions	65.0%	62.2%	2.8%	(1)	64.5%	63.2%	1.3%	(1)
Surgeries — inpatient	50,074	52,556	(4.7)%		149,801	156,638	(4.4)%
Surgeries — outpatient	66,482	70,206	(5.3)%		202,796	215,632	(6.0)%
Total surgeries	116,556	122,762	(5.1)%		352,597	372,270	(5.3)%
Patient days — total	838,215	863,100	(2.9)%		2,570,717	2,657,969	(3.3)%
Adjusted patient days(2)	1,466,266	1,508,217	(2.8)%		4,478,793	4,598,669	(2.6)%
Average length of stay (days)	4.61	4.62	(0.2)%		4.64	4.67	(0.6)%
Licensed beds (at end of period)	19,327	19,292	0.2%		19,327	19,292	0.2%
Average licensed beds	19,328	19,319	—%		19,297	19,326	(0.2)%
Utilization of licensed beds(3)	47.1%	48.6%	(1.5)%	(1)	48.8%	50.4%	(1.6)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Total visits	1,813,595	1,917,200	(5.4)%		5,629,973	5,843,476	(3.7)%
Paying visits (excludes charity and uninsured)	1,696,468	1,784,379	(4.9)%		5,281,403	5,447,091	(3.0)%
Charity and uninsured visits	117,127	132,821	(11.8)%		348,570	396,385	(12.1)%
Emergency department visits	646,331	662,625	(2.5)%		1,987,743	2,038,946	(2.5)%
Surgery visits	66,482	70,206	(5.3)%		202,796	215,632	(6.0)%
Paying visits as a percentage of total visits	93.5%	93.1%	0.4%	(1)	93.8%	93.2%	0.6%	(1)
Charity and uninsured visits as a percentage of total visits	6.5%	6.9%	(0.4)%	(1)	6.2%	6.8%	(0.6)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Total segment net operating revenues	$3,641	$3,849	(5.4)%	$11,195	$11,642	(3.8)%
Selected acute care hospitals and related outpatient facilities revenue data
Net inpatient revenues	$2,391	$2,533	(5.6)%	$7,342	$7,571	(3.0)%
Net outpatient revenues	1,386	1,334	3.9%	4,195	4,081	2.8%
Net patient revenues	$3,777	$3,867	(2.3)%	$11,537	$11,652	(1.0)%

Self-pay net inpatient revenues	$107	$89	20.2%	$297	$254	16.9%
Self-pay net outpatient revenues	142	127	11.8%	418	368	13.6%
Total self-pay revenues	$249	$216	15.3%	$715	$622	15.0%

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues on a Per Admission, Per Patient Day and Per Visit Basis	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net inpatient revenue per admission	$13,140	$13,562	(3.1)%	$13,261	$13,303	(0.3)%
Net inpatient revenue per patient day	$2,852	$2,935	(2.8)%	$2,856	$2,848	0.3%
Net outpatient revenue per visit	$764	$696	9.8%	$745	$698	6.7%
Net patient revenue per adjusted patient admission(1)	$11,773	$11,791	(0.2)%	$11,889	$11,764	1.1%
Net patient revenue per adjusted patient day(1)	$2,576	$2,564	0.5%	$2,576	$2,534	1.7%

(1)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Total Segment Provision for Doubtful Accounts	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Provision for doubtful accounts	$334	$308	8.4%		$986	$906	8.8%
Provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts	8.4%	7.4%	1.0%	(1)	8.1%	7.2%	0.9%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Total Segment Selected Operating Expenses	2017	2016	Increase (Decrease)		2017	2016	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	50.7%	48.2%	2.5%	(1)	50.2%	47.9%	2.3%	(1)
Supplies as a percentage of net operating revenues	17.4%	17.1%	0.3%	(1)	17.4%	17.2%	0.2%	(1)
Other operating expenses as a percentage of net operating revenues	24.7%	26.1%	(1.4)%	(1)	24.8%	25.4%	(0.6)%	(1)

(1)	The change is the difference between 2017 and 2016 amounts shown.

Revenues

Same-hospital net operating revenues decreased $208 million, or 5.4%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to lower inpatient and outpatient volumes, as well as California provider fee revenues. Our 2017 same-hospital inpatient and outpatient volumes were negatively affected compared to the 2016 period by the impact of Hurricane Irma on our facilities in Florida and South Carolina. Also, the 2016 period included $55 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. In addition, the results for the three months ended September 30, 2017 included unfavorable revenue adjustments of approximately $8 million and $2 million from the Texas 1115 waiver program and the Florida Medicaid program, respectively. Same-hospital net inpatient revenues decreased $142 million, or 5.6%, and same-hospital admissions decreased 2.6% in the three months ended September 30, 2017 compared to the same period in 2016. Same-hospital net inpatient revenue per admission decreased 3.1% despite the improved terms of our managed care contracts in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the impact of the delay in approval of the California provider fee program. Same-hospital net outpatient revenues increased $52 million, or 3.9%, while same-hospital outpatient visits decreased 5.4% in the three months ended September 30, 2017 compared to the same period in 2016 due in part to the sale of home health and hospice assets. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 9.8% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the improved terms of our managed care contracts and the sale of home health and hospice assets, which generate lower revenues per visit.

Same-hospital net operating revenues decreased $447 million, or 3.8%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to lower inpatient and outpatient volumes, as well as California provider fee revenues. Our 2017 same-hospital inpatient and outpatient volumes were negatively affected compared to the 2016 period by the impact of Hurricane Irma on our facilities in Florida and South Carolina, a leap-year day in the 2016 period and our out-of-network status with a national payer for over half of the 2017 period. Also, the 2016 period included $167 million of net revenues from the California provider fee program compared to no revenues under the program in the 2017 period because CMS has not yet approved the 2017 program. Same-hospital net inpatient revenues decreased $229 million, or 3.0%, and same-hospital admissions decreased 2.7% in the nine months ended September 30, 2017 compared to the same period in 2016. Same-hospital net inpatient revenue per admission decreased 0.3% despite the improved terms of our managed care contracts in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the impact of the delay in approval of the California provider fee program. Same-hospital net outpatient revenues increased $114 million, or 2.8%, while same-hospital outpatient visits decreased 3.7% in the nine months ended September 30, 2017 compared to the same period in 2016 due in part to the sale of home health and hospice assets. Growth in outpatient revenues was primarily driven by improved terms of our managed care contracts. Same-hospital net outpatient revenue per visit increased 6.7% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the improved terms of our managed care contracts and the sale of home health and hospice assets, which generate lower revenues per visit.

Provision for Doubtful Accounts

Same-hospital provision for doubtful accounts as a percentage of net operating revenues before provision for doubtful accounts was 8.4% and 7.4% for the three months ended September 30, 2017 and 2016, respectively, and 8.1% and 7.2% for the nine months ended September 30, 2017 and 2016, respectively. The increases in the 2017 periods compared to the 2016 periods were primarily driven by increases in uninsured revenues of $33 million and $93 million in the three month and nine month periods, respectively.

The following table shows the consolidated net accounts receivable and allowance for doubtful accounts by payer at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$264	$—	$264	$294	$—	$294
Medicaid	96	—	96	125	—	125
Net cost report settlements payable and valuation allowances	(2)	—	(2)	(14)	—	(14)
Managed care	1,687	178	1,509	1,911	190	1,721
Self-pay uninsured	416	363	53	479	412	67
Self-pay balance after insurance	265	165	100	226	147	79
Estimated future recoveries	130	—	130	141	—	141
Other payers	451	185	266	537	239	298
Total Hospital Operations and other	3,307	891	2,416	3,699	988	2,711
Ambulatory Care	192	43	149	227	43	184
Total discontinued operations	2	—	2	2	—	2
	$3,501	$934	$2,567	$3,928	$1,031	$2,897

A significant portion of our provision for doubtful accounts relates to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2017, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 25.2%. Our self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at September 30, 2017, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $10 million.

Payment pressure from managed care payers also affects our provision for doubtful accounts. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 97.3% at September 30, 2017.

We manage our provision for doubtful accounts using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.418 billion and $2.725 billion at September 30, 2017 and December 31, 2016, respectively, excluding cost report settlements payable and valuation allowances of $2 million and $14 million, respectively, at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	60%	62%	23%	57%
61-120 days	6%	18%	14%	18%	14%
121-180 days	2%	8%	8%	12%	8%
Over 180 days	3%	14%	16%	47%	21%
Total	100%	100%	100%	100%	100%

	December 31, 2016
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	75%	61%	24%	60%
61-120 days	5%	15%	15%	14%	13%
121-180 days	2%	4%	8%	10%	6%
Over 180 days	1%	6%	16%	52%	21%
Total	100%	100%	100%	100%	100%

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

At September 30, 2017, we had a cumulative total of patient account assignments to Conifer of approximately $2.537 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 95% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2017 and December 31, 2016 by aging category for the hospitals currently in the program:

	September 30,	December 31,
	2017	2016
0-60 days	$63	$84
61-120 days	13	13
121-180 days	2	4
Over 180 days	3	4
Total	$81	$105

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased 250 basis points to 50.7% in the three months ended September 30, 2017 compared to the same period in 2016. Same-hospital net operating revenues decreased 5.4% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and same-hospital salaries, wages and benefits decreased 0.5% in the three months ended September 30, 2017 compared to the 2016 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower net operating revenues and volumes on operating leverage due to certain fixed staffing costs, partially offset by decreased accruals for annual incentive compensation. Salaries, wages and benefits expense for the three months ended September 30, 2017 and 2016 included stock-based compensation expense of $10 million and $15 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased 230 basis points to 50.2% in the nine months ended September 30, 2017 compared to the same period in 2016. Same-hospital net operating revenues decreased 3.8% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and same-hospital salaries, wages and benefits increased 0.7% in the nine months ended September 30, 2017 compared to the 2016 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to annual merit increases for certain of our employees, increased health benefits costs and the effect of lower net operating revenues and volumes on operating leverage due to certain fixed staffing costs, partially offset by decreased accruals for annual incentive compensation and the impact of recent favorable workers’ compensation claims experience. Salaries, wages and benefits expense for the nine months ended September 30, 2017 and 2016 included stock-based compensation expense of $32 million and $44 million, respectively.

At September 30, 2017, approximately 24% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 34 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have eight expired contracts covering approximately 7% of our unionized employees and are or will be negotiating renewals under extension agreements. We are also negotiating (or will soon negotiate) first contracts at three hospitals and one physician practice where employees recently selected union representation; these contracts cover approximately 6% of our unionized employees. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased 30 basis points to 17.4% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Same-hospital supplies expense as a percentage of net operating revenues increased 20 basis points to 17.4% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The change in supplies expense as a percentage of net operating revenues was primarily attributable to increased costs from our higher acuity supply-intensive surgical services and lower California provider fee revenues, partially offset by the benefit of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues decreased 140 basis points to 24.7% in the three months ended September 30, 2017 compared to 26.1% in the same period in 2016. Same-hospital other operating expenses decreased by $106 million, or 10.6%, and net operating revenues decreased by $208 million, or 5.4%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The changes in other operating expenses included:

•	decreased expenses associated with our health plan businesses of $110 million due to the sale and wind-down of these businesses in 2017;

•	decreased costs associated with funding indigent care services of $7 million, which costs were substantially offset by additional net patient revenues; and

•	decreased malpractice expense of $10 million; partially offset by

•	increased costs of contracted services of $9 million; and

•	the effect of lower volumes on operating leverage due to certain fixed costs.

Same-hospital malpractice expense in the 2017 period included a favorable adjustment of approximately $1 million from the two basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized a favorable adjustment of approximately $3 million from the 13 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

Same-hospital other operating expenses as a percentage of net operating revenues decreased 60 basis points to 24.8% in the nine months ended September 30, 2017 compared to 25.4% in the same period in 2016. Same-hospital other operating expenses decreased by $190 million, or 6.4%, and net operating revenues decreased by $447 million, or 3.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The changes in other operating expenses included:

•	decreased expenses associated with our health plan businesses of $249 million due to the sale and wind-down of these businesses in 2017; and

•	gains on the sales of assets of $20 million primarily related to the sale of home health and hospice assets; partially offset by

•	increased medical fees of $18 million;

•	increased costs of contracted services of $41 million;

•	increased costs associated with funding indigent care services of $9 million, which costs were substantially offset by additional net patient revenues; and

•	the effect of lower volumes on operating leverage due to certain fixed costs.

Same-hospital malpractice expense in the 2017 period included an unfavorable adjustment of approximately $1 million from the 9 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2016 period, we recognized an unfavorable adjustment of approximately $15 million from the 67 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

Ambulatory Care Segment

Our Ambulatory Care segment is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals, as well as Aspen’s hospitals and clinics. Our USPI joint venture operates its surgical facilities in partnership with local physicians and, in many of these facilities, a healthcare system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. The joint venture operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•
our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by our USPI joint venture.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (109 of 329 facilities at September 30, 2017), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. Our USPI joint venture controls 220 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than our USPI joint venture is classified within “net income attributable to noncontrolling interests.”

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Ambulatory Care Results of Operations	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Net operating revenues	$468	$448	4.5%	$1,395	$1,319	5.8%
Equity in earnings of unconsolidated affiliates	$34	$28	21.4%	$91	$79	15.2%
Salaries, wages and benefits	$155	$144	7.6%	$458	$437	4.8%
Supplies	$95	$89	6.7%	$285	$266	7.1%
Other operating expenses, net	$93	$86	8.1%	$267	$263	1.5%

Our Ambulatory Care net operating revenues increased by $20 million and $76 million, or 4.5% and 5.8%, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively. The growth in 2017 revenues was primarily driven by increases from acquisitions of $27 million and $78 million for the three and nine month periods, respectively. Our Ambulatory Care volumes and revenues in the three months ended September 30, 2017 were negatively affected by the impact of Hurricane Harvey and Hurricane Irma on our facilities in Texas, Florida and South Carolina.

Salaries, wages and benefits expense increased by $11 million and $21 million, or 7.6% and 4.8%, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively. The 2017 increases were primarily driven by salaries, wages and benefits expense from acquisitions of $6 million and $19 million for the three and nine month periods, respectively.

Supplies expense increased by $6 million and $19 million, or 6.7% and 7.1%, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively. The 2017 increases were primarily driven by supplies expense from acquisitions of $6 million and $18 million for the three and nine month periods, respectively.

Other operating expenses increased by $7 million and $4 million, or 8.1% and 1.5%, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, respectively. The change in other operating expenses for the three months ended September 30, 2017 was driven by other operating expenses from acquisitions of $4 million. For the nine months ended September 30, 2017, the increase was driven by acquisitions of $13 million, partially offset by decreases in same-facility other operating expenses of $8 million.

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

Ambulatory Care Facility Growth	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues	0.9%	3.5%
Cases	(2.4)%	(0.8)%
Net revenue per case	3.4%	4.3%

Joint Ventures with Healthcare System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of September 30, 2017, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Nine Months Ended September 30, 2017
Facilities:
With a healthcare system partner	192
Without a healthcare system partner	137
Total facilities operated	329
Change from December 31, 2016
Acquisitions	7
De novo	1
Dispositions/Mergers	(2)
Total increase in number of facilities operated	6

During the nine months ended September 30, 2017, we acquired controlling interests in a single-specialty gastroenterology surgery center in each of Texas and Arizona, a single-specialty ophthalmology surgery center in Florida, a single-specialty orthopedics surgery center in Colorado and an imaging center in California. We paid cash totaling approximately $28 million for these acquisitions. All five facilities are jointly owned with local physicians, and a healthcare system partner has an ownership interest in each of the Arizona, Colorado and Florida surgery centers. During the nine months ended September 30, 2017, we acquired non-controlling interests in a surgical hospital in Texas and a multi-specialty surgery center in California. We paid cash totaling approximately $49 million for these ownership interests. Both facilities are jointly owned with local physicians and a healthcare system partner.

Conifer Segment

Our Conifer segment generated net operating revenues of $401 million and $398 million during the three months ended September 30, 2017 and 2016, respectively, and $1.203 billion and $1.169 billion during the nine months ended September 30, 2017 and 2016, respectively, a portion of which was eliminated in consolidation as described in Note 16 to the Condensed Consolidated Financial Statements. The increases in revenues from third-party customers of $13 million and $59 million for the three and nine month periods ended September 30, 2017, respectively, which are not eliminated in consolidation, are primarily due to new clients.

Salaries, wages and benefits expense for Conifer decreased $10 million, or 4.2%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to lower incentive compensation expense. Salaries, wages and benefits expense for Conifer increased $13 million, or 1.8%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in staffing as a result of the growth in Conifer’s business primarily attributable to new clients, partially offset by lower incentive compensation expense.

Other operating expenses for Conifer increased $12 million, or 15.2%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and increased $19 million, or 7.7%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, in both cases primarily due to the growth in Conifer’s business primarily attributable to new clients. Conifer typically incurs start-up and other transition costs during the initial period of new client contracts.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $329 million primarily related to our Hospital Operations and other segment, consisting of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $14 million of impairment of two equity method investments, $10 million of employee severance costs, $1 million of contract and lease termination fees, $1 million to write-down intangible assets, $6 million of other restructuring costs, and $3 million in acquisition-related transaction costs.

During the three months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $31 million primarily related to our Hospital Operations and other segment, consisting of approximately $9 million of employee severance costs, $3 million of contract and lease termination fees, $7 million of other restructuring costs, and $12 million in acquisition-related costs, which include $2 million of transaction costs and $10 million of acquisition integration charges.

During the nine months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $403 million primarily related to our Hospital Operations and other segment, consisting of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $29 million of impairment of two equity method investments, $40 million of employee severance costs, $8 million of contract and lease termination fees, $3 million to write-down intangible assets, $13 million of other restructuring costs, and $16 million in acquisition-related costs, which include $5 million of transaction costs and $11 million of acquisition integration charges.

During the nine months ended September 30, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $81 million primarily related to our Hospital Operations and other segment, consisting of approximately $26 million of employee severance costs, $4 million of contract and lease termination fees, $2 million to write-down intangible assets, $9 million of other restructuring costs, and $40 million in acquisition-related costs, which include $5 million of transaction costs and $35 million of acquisition integration charges.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2017 and 2016 were $6 million and $4 million, respectively.

Litigation and investigation costs for the nine months ended September 30, 2017 and 2016 were $12 million and $291 million, respectively. The costs in the 2016 period include reserves we recorded for a regulatory investigation that was settled in October 2016.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended September 30, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $104 million, primarily comprised of a $111 million gain from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area.

During the three months ended September 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $3 million, primarily comprised of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

During the nine months ended September 30, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $142 million, primarily comprised of a $111 million gain from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area, $13 million from the sale of one of our health plans in Arizona, $10 million from the sale of our health plan in Texas and $3 million from the sale of our health plan in Michigan.

During the nine months ended September 30, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $151 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $33 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $257 million compared to $243 million for the same period in 2016. Interest expense for the nine months ended September 30, 2017 was $775 million compared to $730 million for the same period in 2016. These increases are attributable to additional senior notes issued since the 2016 period, partially offset by the impact of the redemption of other senior notes since the 2016 period.

Income Tax Expense

During the three months ended September 30, 2017, we recorded an income tax benefit of $60 million in continuing operations on pre-tax loss of $348 million compared to income tax expense of $10 million on pre-tax income of $89 million during the three months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded an income tax benefit of $105 million in continuing operations on pre-tax loss of $325 million compared to income tax expense of $61 million on pre-tax income of $219 million during the nine months ended September 30, 2016. Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. However, we utilized the discrete effective tax rate method to calculate the interim period tax provision for the three and nine month periods ended September 30, 2017. We determined that, because minor fluctuations in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine month periods ended September 30, 2017. Due to Aspen being classified as held for sale, we have reversed our indefinite reinvestment assertion with respect to this investment outside the United States as of September 30, 2017, which resulted in an income tax benefit of $30 million in the three months ended September 30, 2017. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax expense (benefit) at statutory federal rate of 35%	$(122)	$31	$(114)	$77
State income taxes, net of federal income tax benefit	8	3	13	10
Tax benefit attributable to noncontrolling interests	(25)	(28)	(79)	(75)
Nondeductible goodwill	104	—	104	29
Nontaxable gains	—	(1)	—	(18)
Nondeductible litigation	—	4	—	37
Change in tax contingency reserves, including interest	(1)	(1)	(3)	(4)
Stock-based compensation	—	—	9	—
Change in indefinite reinvestment assertion	(30)	—	(30)	—
Change in valuation allowance	(5)	—	(5)	—
Other items	11	2	—	5
	$(60)	$10	$(105)	$61

The Committee on Ways and Means of the U.S. House of Representatives recently introduced tax reform legislation that would make significant changes to income taxation of individuals, corporations and estates. The proposed corporate income tax changes include a reduction in the corporate tax rate, a limitation on the deductibility of net interest expense, and a provision to allow for current expensing of certain capital expenditures. If enacted, we would be required to record the impact of the corporate tax rate change on our deferred tax assets and liabilities in the reporting period in which the legislation is signed into law. At this time, we are unable to predict whether any of these proposed corporate tax changes will be enacted, however; if enacted, certain provisions could have a material adverse impact on our financial condition and results of operations.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $78 million for the three months ended September 30, 2017 compared to $88 million for the three months ended September 30, 2016. Net income attributable to noncontrolling interests for the three months ended September 30, 2017 was comprised of $2 million related to our Hospital Operations and other segment, $61 million related to our Ambulatory Care segment and $15 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $6 million was related to the minority interests in our USPI joint venture.

Net income attributable to noncontrolling interests was $254 million for the nine months ended September 30, 2017 compared to $266 million for the nine months ended September 30, 2016. Net income attributable to noncontrolling interests for the nine months ended September 30, 2017 was comprised of $23 million related to our Hospital Operations and other segment, $193 million related to our Ambulatory Care segment and $38 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $27 million was related to the minority interests in our USPI joint venture.

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

The Company believes the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information on the Company’s financial performance. Investors, analysts, Company management and the Company’s Board of Directors utilize this non-GAAP measure, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to peer companies, which utilize similar non-GAAP measures in their presentations. The Human Resources Committee of the Company’s Board of Directors also uses certain non-GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure the Company utilizes may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(367)	$(8)	$(475)	$(113)
Less: Net income attributable to noncontrolling interests	(78)	(88)	(254)	(266)
Net income (loss) from discontinued operations, net of tax	(1)	1	(1)	(5)
Net income (loss) from continuing operations	(288)	79	(220)	158
Income tax benefit (expense)	60	(10)	105	(61)
Loss from early extinguishment of debt	(138)	—	(164)	—
Other non-operating expense, net	(4)	(7)	(14)	(18)
Interest expense	(257)	(243)	(775)	(730)
Operating income	51	339	628	967
Litigation and investigation costs	(6)	(4)	(12)	(291)
Gains on sales, consolidation and deconsolidation of facilities	104	3	142	151
Impairment and restructuring charges, and acquisition-related costs	(329)	(31)	(403)	(81)
Depreciation and amortization	(219)	(205)	(662)	(632)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(6)	(6)	(41)	(8)
Adjusted EBITDA	$507	$582	$1,604	$1,828

Net operating revenues	$4,586	$4,849	$14,201	$14,761
Less: Net operating revenues from health plans	10	122	100	385
Adjusted net operating revenues	$4,576	$4,727	$14,101	$14,376

Net loss attributable to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(8.0)%	(0.2)%	(3.3)%	(0.8)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	11.1%	12.3%	11.4%	12.7%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the refinancing of long-term debt, as discussed in Note 5 to our accompanying Condensed Consolidated Financial Statements, and the renegotiation of the Put/Call Agreement, as discussed in Note 11 to our accompanying Condensed Consolidated Financial Statements.

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

At September 30, 2017, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 6.4x. This ratio has been negatively impacted in 2017 by our inability to recognize any California provider fee program revenues this year because CMS has not yet approved the 2017 program. In general, we anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $492 million and $614 million in the nine months ended September 30, 2017 and 2016, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2017 will total approximately $675 million to $725 million, including $179 million that was accrued as a liability at December 31, 2016.

Interest payments, net of capitalized interest, were $617 million and $596 million in the nine months ended September 30, 2017 and 2016, respectively.

Income tax payments, net of tax refunds, were approximately $54 million and $33 million in the nine months ended September 30, 2017 and 2016, respectively.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2017 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $429 million of cash and cash equivalents on hand at September 30, 2017 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at September 30, 2017.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections and levels of bad debt due to shifts in payer mix and other factors.

Net cash provided by operating activities was $709 million in the nine months ended September 30, 2017 compared to $851 million in the nine months ended September 30, 2016. Key factors contributing to the change between the 2017 and 2016 periods include the following:

•
Decreased income from continuing operations before income taxes of $224 million, excluding other non-operating expense, net, gain (loss) from early extinguishment of debt, interest expense, gains on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization, and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

•	A $44 million decrease in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Reduced cash flows from our health plan businesses of $101 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to slightly positive cash flows in the 2016 period; and

•	The timing of other working capital items.

Net cash provided by investing activities was $227 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $150 million for the nine months ended September 30, 2016. The primary reason for the increase was due to proceeds from sales of facilities and other assets of $826 million in the 2017 period when we completed the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area compared to $573 million in the 2016 period when we completed the sale of five Georgia facilities. Capital expenditures were $492 million and $614 million in the nine months ended September 30, 2017 and 2016, respectively.

Net cash used in financing activities was $1.223 billion and $408 million for the nine months ended September 30, 2017 and 2016, respectively. The 2017 amount included $722 million related to purchases of noncontrolling interests, primarily our purchase of an additional 23.7% of our USPI joint venture, which increased our ownership interest in the USPI joint venture to 80.0%, compared to $180 million in the 2016 period, when we paid $127 million to increase our ownership interest in the USPI joint venture from 50.1% to approximately 56.3%. The 2017 amount also included our redemption of $250 million aggregate principal amount of our 8.000% senior unsecured notes due 2020 using cash on hand, and our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, by retiring the lease obligation for approximately $44 million.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Secured and Senior Unsecured Note Refinancing Transactions—On June 14, 2017, we sold $830 million aggregate principal amount of our 4.625% senior secured first lien notes, which will mature on July 15, 2024 (the “2024 Secured First Lien Notes”). We will pay interest on the 2024 Secured First Lien Notes semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2018. The proceeds from the sale of the 2024 Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to deposit with the trustee an amount sufficient to fund the redemption of all $900 million in aggregate principal amount of our floating rate senior secured notes due 2020 (the “2020 Floating Rate Notes”) on July 14, 2017, thereby fully discharging the 2020 Floating Rate Notes as of June 14, 2017. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $26 million in the three months ended June 30, 2017, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.
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
On September 11, 2017, we redeemed the remaining $250 million aggregate principal amount of our 8.000% senior unsecured notes due 2020 using cash on hand.
As a result of the redemption activities in the three months ended September 30, 2017 discussed above, we recorded a loss from early extinguishment of debt of approximately $138 million in the period, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.
Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At September 30, 2017, we were in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2017, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2017.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At September 30, 2017, we were in compliance with all covenants and conditions in our LC Facility. At September 30, 2017, we had approximately $105 million of standby letters of credit outstanding under the LC Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $146 million of standby letters of credit outstanding and guarantees at September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at September 30, 2017. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums, discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$87	$93	$572	$2,644	$1,928	$9,798	$15,122	$15,211
Average effective interest rates	5.8%	5.3%	5.9%	6.2%	4.7%	7.0%	6.5%

At September 30, 2017, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that the following is added as a new paragraph to the end of the Risk Factor entitled “The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.”

In August 2017, the Company’s Board of Directors adopted a rights agreement as a measure intended to deter the above-referenced ownership changes in order to preserve the Company’s NOL carryforwards. The rights agreement may not prevent an ownership change, however. In addition, while the rights agreement is in effect, it could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares for which some shareholders might receive a premium above market value. It could also adversely affect the liquidity of the market for the Company’s common stock.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(3)	Articles of Incorporation and Bylaws

(a)
Certificate of Designation of Series R Preferred Stock, par value $0.15 per share, dated August 31, 2017 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 1, 2017)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Supplemental Indenture, dated as of July 14, 2017, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured Second Lien Notes Due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed July 17, 2017)

(b)
Supplemental Indenture, dated as of August 1, 2017, among the Registrant and The Bank of New York Mellon Trust Company, N.A. relating to 7.000% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed August 2, 2017)

(c)
Rights Agreement, dated as of August 31, 2017, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed September 1, 2017)

(10)	Material Contracts

(a)
Exchange and Registration Rights Agreement, dated as of July 14, 2017, among the Registrant, certain of its subsidiaries and Barclays Capital Inc. as representative of the other initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed July 17, 2017)

(b)
Exchange and Registration Rights Agreement, dated as of August 1, 2017, among the Registrant and Barclays Capital Inc. as representative of the other initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 2, 2017)

(c) Terms and Conditions of Non-Qualified Stock Option Performance Awards Granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan*

(d) Separation Agreement and Release between the Registrant and Trevor Fetter (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 23, 2017)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Ronald A. Rittenmeyer, Executive Chairman and Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Chief Financial Officer

(32)	Section 1350 Certification of Ronald A. Rittenmeyer, Executive Chairman and Chief Executive Officer, and Daniel J. Cancelmi, Chief Financial Officer

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 6, 2017	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)