Form 10-Q
period 2018-03-31
TENET HEALTHCARE CORP
filed 2018-04-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At April 25, 2018, there were 102,050,769 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$974	$611
Accounts receivable (less allowance for doubtful accounts of $898 at December 31, 2017)	2,519	2,616
Inventories of supplies, at cost	294	289
Income tax receivable	20	5
Assets held for sale	599	1,017
Other current assets	1,228	1,035
Total current assets	5,634	5,573
Investments and other assets	1,433	1,543
Deferred income taxes	383	455
Property and equipment, at cost, less accumulated depreciation and amortization ($4,879 at March 31, 2018 and $4,739 at December 31, 2017)	6,906	7,030
Goodwill	7,036	7,018
Other intangible assets, at cost, less accumulated amortization ($920 at March 31, 2018 and $883 at December 31, 2017)	1,792	1,766
Total assets	$23,184	$23,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$666	$146
Accounts payable	1,059	1,175
Accrued compensation and benefits	708	848
Professional and general liability reserves	222	200
Accrued interest payable	332	256
Liabilities held for sale	406	480
Other current liabilities	1,168	1,227
Total current liabilities	4,561	4,332
Long-term debt, net of current portion	14,223	14,791
Professional and general liability reserves	651	654
Defined benefit plan obligations	528	536
Deferred income taxes	36	36
Other long-term liabilities	627	631
Total liabilities	20,626	20,980
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,942	1,866
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 150,391,400 shares issued at March 31, 2018 and 149,384,952 shares issued at December 31, 2017	7	7
Additional paid-in capital	4,833	4,859
Accumulated other comprehensive loss	(239)	(204)
Accumulated deficit	(2,248)	(2,390)
Common stock in treasury, at cost, 48,402,616 shares at March 31, 2018 and 48,413,169 shares at December 31, 2017	(2,418)	(2,419)
Total shareholders’ equity (deficit)	(65)	(147)
Noncontrolling interests	681	686
Total equity	616	539
Total liabilities and equity	$23,184	$23,385
See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net operating revenues:
Net operating revenues before provision for doubtful accounts		$5,196
Less: Provision for doubtful accounts		383
Net operating revenues	$4,699	4,813
Equity in earnings of unconsolidated affiliates	25	29
Operating expenses:
Salaries, wages and benefits	2,227	2,380
Supplies	774	765
Other operating expenses, net	1,060	1,187
Electronic health record incentives	(1)	(1)
Depreciation and amortization	204	221
Impairment and restructuring charges, and acquisition-related costs	47	33
Litigation and investigation costs	6	5
Gains on sales, consolidation and deconsolidation of facilities	(110)	(15)
Operating income	517	267
Interest expense	(255)	(258)
Other non-operating expense, net	(1)	(5)
Loss from early extinguishment of debt	(1)	—
Income from continuing operations, before income taxes	260	4
Income tax benefit (expense)	(70)	33
Income from continuing operations, before discontinued operations	190	37
Discontinued operations:
Income (loss) from operations	1	(2)
Income tax benefit (expense)	—	1
Income (loss) from discontinued operations	1	(1)
Net income	191	36
Less: Net income attributable to noncontrolling interests	92	89
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$99	$(53)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$98	$(52)
Income (loss) from discontinued operations, net of tax	1	(1)
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$99	$(53)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.97	$(0.52)
Discontinued operations	0.01	(0.01)
	$0.98	$(0.53)
Diluted
Continuing operations	$0.95	$(0.52)
Discontinued operations	0.01	(0.01)
	$0.96	$(0.53)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	101,392	100,000
Diluted	102,656	100,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$191	$36
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	4	4
Unrealized gains on securities held as available-for-sale	—	2
Foreign currency translation adjustments	6	3
Other comprehensive income before income taxes	10	9
Income tax expense related to items of other comprehensive income	(2)	(6)
Total other comprehensive income, net of tax	8	3
Comprehensive net income	199	39
Less: Comprehensive income attributable to noncontrolling interests	92	89
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$107	$(50)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$191	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	221
Provision for doubtful accounts	—	383
Deferred income tax expense (benefit)	70	—
Stock-based compensation expense	9	13
Impairment and restructuring charges, and acquisition-related costs	47	33
Litigation and investigation costs	6	5
Gains on sales, consolidation and deconsolidation of facilities	(110)	(15)
Loss from early extinguishment of debt	1	—
Equity in earnings of unconsolidated affiliates, net of distributions received	9	4
Amortization of debt discount and debt issuance costs	11	11
Pre-tax loss (income) from discontinued operations	(1)	2
Other items, net	(1)	(2)
Changes in cash from operating assets and liabilities:
Accounts receivable	(66)	(446)
Inventories and other current assets	(41)	132
Income taxes	—	(34)
Accounts payable, accrued expenses and other current liabilities	(183)	(161)
Other long-term liabilities	1	26
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(33)	(24)
Net cash provided by (used in) operating activities from discontinued operations, excluding income taxes	(1)	2
Net cash provided by operating activities	113	186
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(143)	(198)
Purchases of businesses or joint venture interests, net of cash acquired	(16)	(6)
Proceeds from sales of facilities and other assets	425	20
Proceeds from sales of marketable securities, long-term investments and other assets	134	9
Purchases of equity investments	(30)	(1)
Other long-term assets	7	(12)
Other items, net	(4)	(1)
Net cash provided by (used in) investing activities	373	(189)
Cash flows from financing activities:
Repayments of borrowings under credit facility	—	—
Proceeds from borrowings under credit facility	—	—
Repayments of other borrowings	(91)	(89)
Proceeds from other borrowings	7	6
Debt issuance costs	—	(2)
Distributions paid to noncontrolling interests	(64)	(63)
Proceeds from sales of noncontrolling interests	5	10
Purchases of noncontrolling interests	(9)	—
Proceeds from exercise of stock options and employee stock purchase plan	9	2
Other items, net	20	(5)
Net cash used in financing activities	(123)	(141)
Net increase (decrease) in cash and cash equivalents	363	(144)
Cash and cash equivalents at beginning of period	611	716
Cash and cash equivalents at end of period	$974	$572
Supplemental disclosures:
Interest paid, net of capitalized interest	$(169)	$(130)
Income tax refunds (payments), net	$1	$(1)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At March 31, 2018, we operated 69 hospitals, 21 surgical hospitals and over 460 outpatient centers in the United States, as well as nine facilities in the United Kingdom, through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI joint venture”). Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. For the three months ended March 31, 2018, we recorded approximately $347 million of implicit price concessions as a direct reduction of net operating revenues that would have been recorded as provision for doubtful accounts prior to the adoption of ASU 2014-09. At March 31, 2018, we recorded $600 million as a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts prior to the adoption of ASU 2014-09. At January 1, 2018, we reclassified $171 million of revenues related to patients who were still receiving inpatient care in our facilities at that date from accounts receivable, less allowance for doubtful accounts, to contract assets, which are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. The adoption of ASU 2014-09 also resulted in changes to our presentation and disclosure of customer contract assets and liabilities and the assessment of variable consideration under customer contracts, which are further discussed in Note 3.

Also effective January 1, 2018, we early adopted ASU 2018-02, “Income Statement-Reporting Comprehensive Income
(Topic 220)” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures about stranded income tax effects. We applied the amendments in ASU 2018-02 in the period of adoption, resulting in a reclassification of $36 million of stranded income tax effects from accumulated other comprehensive loss to accumulated deficit in the three months ended March 31, 2018.

In addition, we adopted ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) effective January 1, 2018, which supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Upon adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative effect adjustment to decrease accumulated deficit by approximately $7 million of unrealized gains on equity securities.

Also effective January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash,” both of which were applied using a retrospective transition method to each period presented. The adoption of these standards did not have any effect on our statements of cash flows.

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

Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for our services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Net Operating Revenues

ASU 2014-09 was issued to clarify the principles for recognizing revenue, to remove inconsistencies and weaknesses in revenue recognition requirements, and to provide a more robust framework for addressing revenue issues. Our adoption of ASU 2014-09 was accomplished using a modified retrospective method of application, and our accounting policies related to revenues were revised accordingly effective January 1, 2018, as discussed below.

We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring our services to our customers. Net operating revenues are recognized in the amounts to which we expect to be entitled, which are the transaction prices allocated to the distinct services. Net operating revenues for our Hospital Operations and other and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with

Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Net Patient Service Revenues—We report net patient service revenues at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payers (including managed care payers and government programs) and others, and they include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Generally, we bill our patients and third-party payers several days after the services are performed or shortly after discharge. Revenues are recognized as performance obligations are satisfied.

We determine performance obligations based on the nature of the services we provide. We recognize revenues for performance obligations satisfied over time based on actual charges incurred in relation to total expected charges. We believe that this method provides a faithful depiction of the transfer of services over the term of performance obligations based on the inputs needed to satisfy the obligations. Generally, performance obligations satisfied over time relate to patients in our hospitals receiving inpatient acute care services. We measure performance obligations from admission to the point when there are no further services required for the patient, which is generally the time of discharge. We recognize revenues for performance obligations satisfied at a point in time, which generally relate to patents receiving outpatient services, when: (1) services are provided; and (2) we do not believe the patient requires additional services.

Because our patient service performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB Accounting Standards Codification (“ASC”) 606-10-50-14(a) and, therefore, we are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

We determine the transaction price based on gross charges for services provided, reduced by contractual adjustments provided to third-party payers, discounts provided to uninsured patients in accordance with our Compact, and implicit price concessions provided primarily to uninsured patients. We determine our estimates of contractual adjustments and discounts based on contractual agreements, our discount policies and historical experience. We determine our estimate of implicit price concessions based on our historical collection experience with these classes of patients using a portfolio approach as a practical expedient to account for patient contracts as collective groups rather than individually. The financial statement effects of using this practical expedient are not materially different from an individual contract approach.

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

Settlements with third-party payers for retroactive revenue adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care using the most likely outcome method. These settlements are estimated based on the terms of the payment agreement with the payer, correspondence from the payer and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We know of no claims, disputes or unsettled matters with any payer that would materially affect our revenues for which we have not adequately provided in the accompanying Condensed Consolidated Financial Statements.

Generally, patients who are covered by third-party payers are responsible for related co-pays, co-insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co-pays, co-insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self-pay accounts and other factors that affect the estimation process. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays, co-insurance amounts and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to net patient revenues in the period of the change.

We have provided implicit price concessions, primarily to uninsured patients and patients with co-pays, co-insurance and deductibles. The implicit price concessions included in estimating the transaction price represent the difference between amounts billed to patients and the amounts we expect to collect based on our collection history with similar patients. Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-pays, co-insurance and deductibles due from patients with insurance, at the time of service while complying with all federal and state statutes and regulations, including, but not limited to, the Emergency Medical Treatment and Active Labor Act (“EMTALA”). Generally, as required by EMTALA, patients may not be denied emergency treatment due to inability to pay. Therefore, services, including the legally required medical screening examination and stabilization of the patient, are performed without delaying to obtain insurance information. In non-emergency circumstances or for elective procedures and services, it is our policy to verify insurance prior to a patient being treated; however, there are various exceptions that can occur. Such exceptions can include, for example, instances where (1) we are unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid or Victims of Crime, and it takes several days or weeks before qualification for such benefits is confirmed or denied, and (3) under physician orders we provide services to patients that require immediate treatment.

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

Conifer Revenues—Our Conifer segment recognizes revenue from its contracts when Conifer’s performance obligations are satisfied, which is generally as services are rendered. Revenue is recognized in an amount that reflects the consideration to which Conifer expects to be entitled.

At contract inception, Conifer assesses the services specified in its contracts with customers and identifies a performance obligation for each distinct contracted service. Conifer identifies the performance obligations and considers all the services provided under the contract. Conifer generally considers the following distinct services as separate performance obligations:
•revenue cycle management services;
•value-based care services;
•patient communication and engagement services;
•consulting services; and
•other client-defined projects.
Conifer’s contracts generally consist of fixed-price, volume-based or contingency-based fees. Conifer’s long-term contracts typically provide for Conifer to deliver recurring monthly services over a multi-year period. The contracts are typically priced such that Conifer’s monthly fee to its customer represents the value obtained by the customer in the month for those services. Such multi-year service contracts may have upfront fees related to transition or integration work performed by Conifer to set up the delivery for the ongoing services. Such transition or integration work typically does not result in a separately identifiable obligation; thus, the fees and expenses related to such work are deferred and recognized over the life of the related contractual service period. Revenue for fixed-priced contracts is typically recognized at the time of billing unless evidence suggests that the revenue is earned or Conifer’s obligations are fulfilled in a different pattern. Revenue for volume-based contracts is typically recognized as the services are being performed at the contractually billable rate, which is generally a percentage of collections or a percentage of client net patient revenue.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $974 million and $611 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, our book overdrafts were approximately $244 million and $311 million, respectively, which were classified as accounts payable.

At March 31, 2018 and December 31, 2017, approximately $187 million and $179 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and approximately $32 million and $30 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at March 31, 2018 and December 31, 2017, we had $72 million and $117 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $52 million and $79 million, respectively, were included in accounts payable.

During the three months ended March 31, 2018 and 2017, we entered into non-cancellable capital leases of approximately $20 million and $34 million, respectively, primarily for equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2018:
Capitalized software costs	$1,644	$(784)	$860
Trade names	102	—	102
Contracts	860	(64)	796
Other	106	(72)	34
Total	$2,712	$(920)	$1,792

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2017:
Capitalized software costs	$1,582	$(754)	$828
Trade names	102	—	102
Contracts	859	(60)	799
Other	106	(69)	37
Total	$2,649	$(883)	$1,766

Estimated future amortization of intangibles with finite useful lives at March 31, 2018 is as follows:

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2018	2019	2020	2021	2022
Amortization of intangible assets	$1,125	$113	$148	$122	$103	$92	$547

We recognized amortization expense of $41 million and $42 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively.

Investments in Debt and Equity Securities

Prior to the adoption of ASU 2016-01 on January 1, 2018, we classified investments in debt and equity securities as either available-for-sale, held-to-maturity or as part of a trading portfolio. At December 31, 2017, we had no significant investments in securities classified as either held-to-maturity or trading. We carried securities classified as available-for-sale at fair value. We reported their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determined that a loss was other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We included realized gains or losses in our consolidated statements of operations based on the specific identification method.

Subsequent to the adoption of ASU 2016-01 on January 1, 2018, we classify investments in debt securities as either available-for-sale, held-to-maturity or as part of a trading portfolio, but these classifications are no longer applicable to equity securities. At March 31, 2018, we had no significant investments in debt securities classified as either held-to-maturity or trading. We carry debt securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating expense, net in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates
We control 230 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 338 at March 31, 2018), as well as additional facilities in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income attributable to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for the equity method investees within our Ambulatory Care segment is included in the following table, as well as summarized financial information for the four North Texas hospitals in which we held minority interests that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. We recorded a gain of approximately $13 million in the three months ended March 31, 2018 due to the sales of our minority interests in these hospitals. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2018	2017
Net operating revenues	$574	$584
Net income	$116	$115
Net income attributable to the investees	$71	$76

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	March 31, 2018	December 31, 2017
Continuing operations:
Patient accounts receivable	$2,400	$3,376
Allowance for doubtful accounts	—	(898)
Estimated future recoveries	127	132
Net cost reports and settlements payable and valuation allowances	(10)	4
	2,517	2,614
Discontinued operations	2	2
Accounts receivable	$2,519	$2,616

Accounts that are pursued for collection through Conifer’s business offices are maintained on our hospitals’ books and reflected in patient accounts receivable. For patient accounts receivable resulting from revenue recognized prior to January 1, 2018, an allowance for doubtful accounts was established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimated this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. At December 31, 2017, our allowance for doubtful accounts was 26.6% of our patient accounts receivable. Under the provisions of ASC 2014-09, which we adopted effective January 1, 2018, when we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and unbilled accounts for which we have the unconditional right to payment, and estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. For patient accounts receivable subsequent to our adoption of ASU 2014-09 on January 1, 2018, the estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts.

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The table below shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized in three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Estimated costs for:
Self-pay patients	$146	$160
Charity care patients	35	30
Total	$181	$190
Medicaid DSH and other supplemental revenues	$220	$158

At March 31, 2018, we had approximately $317 million and $273 million of receivables recorded in other current assets and investments and other assets, respectively, and approximately $94 million and $63 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet related to California’s provider fee program. At December 31, 2017, we had approximately $312 million and $266 million of receivables recorded in other current assets and investments and other assets, respectively, and approximately $159 million and $49 million recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet related to California’s provider fee program.

NOTE 3. CONTRACT BALANCES

Hospital Operations and Other Segment

Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets on the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

Contract Assets
January 1, 2018	$171
March 31, 2018	158
Increase/(decrease)	$(13)

January 1, 2017	$—
March 31, 2017	—
Increase/(decrease)	$—

The increase in the contract asset balances from the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is due to the implementation of ASU 2014-09 effective January 1, 2018 using a modified retrospective method of application. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, on our consolidated balance sheets. Approximately 89% of our Hospital Operations and other segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

Conifer Segment

Conifer enters into contracts with customers to sell revenue cycle management and other services, such as value-based care, consulting and project services. The payment terms and conditions in our customer contracts vary. In some cases, customers are invoiced in advance and (for other than fixed price fee arrangements) a true-up to actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by the customers, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the customer) or deferred revenue (customer payment precedes Conifer service performance). In the table below, customers that prepay prior to obtaining control/benefit of the service are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the customer has obtained control/benefit of services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the service is performed.

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
January 1, 2018	$89	$10	$80	$21
March 31, 2018	99	10	78	29
Increase/(decrease)	$10	$—	$(2)	$8

January 1, 2017	$67	$8	$76	$26
March 31, 2017	112	6	79	25
Increase/(decrease)	$45	$(2)	$3	$(1)
The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up front integration services that are typically not distinct, and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets are reported as part of other current assets in our accompanying Condensed Consolidated Balance Sheets, and our Conifer segment’s current and long-term contract liabilities are reported as part of other current liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.

The amount of revenue Conifer recognized that was included in the opening current deferred revenue liability was $60 million in both of the three month periods ended March 31, 2018 and 2017. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB ASC 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset that we otherwise would have recognized is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset that we otherwise would have recognized is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the three months ended March 31, 2018 and 2017, we recognized amortization expense of $3 million and $2 million, respectively. At March 31, 2018 and December 31, 2017, the unamortized customer contract costs were $34 million and $35 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended December 31, 2017, our hospital, physician practices and other hospital-affiliated operations in St. Louis, Missouri met the criteria to be classified as held for sale in accordance with the guidance in the FASB’s
ASC 360, “Property, Plant and Equipment.” We classified $45 million of our St. Louis-area assets as “assets held for sale” in current assets and the related liabilities of $3 million as “liabilities held for sale” in current liabilities on the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There was no impairment recorded for a write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

Also in the three months ended December 31, 2017, three of our hospitals in the Chicago-area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we classified these assets totaling $113 million as “assets held for sale” in current assets and the related liabilities of $50 million as “liabilities held for sale” in current liabilities on the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $17 million and $73 million in the three months ended March 31, 2018 and December 31, 2017, respectively, for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

In addition, certain assets and the related liabilities of our health plan in California were classified as held for sale in the three months ended December 31, 2017. We classified $11 million of assets as “assets held for sale” in current assets and the related liabilities of $12 million as “liabilities held for sale” in current liabilities on the accompanying Consolidated Balance Sheet at March 31, 2018 related to this health plan. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There was no impairment recorded for a write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of this health plan.

In the three months ended September 30, 2017, our nine Aspen facilities in the United Kingdom met the criteria to be classified as held for sale. We classified $430 million of our United Kingdom assets as “assets held for sale” in current assets and the related liabilities of $341 million as “liabilities held for sale” in current liabilities on the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. These assets and liabilities, which are in our Ambulatory Care segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges in the three months ended September 30, 2017 related to this planned divestiture of $59 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell.

Assets and liabilities classified as held for sale at March 31, 2018 were comprised of the following:

Accounts receivable	$74
Other current assets	50
Investments and other long-term assets	2
Property and equipment	398
Other intangible assets	8
Goodwill	67
Current liabilities	(93)
Long-term liabilities	(313)
Net assets held for sale	$193

In the three months ended September 30, 2017, we entered into a definitive agreement for the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area. At that time, we recorded impairment charges of $235 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of this anticipated transaction. This transaction closed in the three months ended March 31, 2018, resulting in net pre-tax proceeds of $152.5 million in cash and a secured promissory note for $17.5 million.

Also in the three months ended September 30, 2017, MacNeal Hospital, which is located in a suburb of Chicago, as well as other operations affiliated with the hospital, met the criteria to be classified as held for sale. In the three months ended March 31, 2018, we completed the sale of MacNeal Hospital and other operations affiliated with the hospital. As a result of this transaction, we recorded a gain on sale of $98 million and received net pre-tax cash proceeds of $249 million in the three months ended March 31, 2018.

The real estate related to Abrazo Maryvale Hospital in Arizona, which we closed in December 2017, was classified as held for sale in the three months ended December 31, 2017. The real estate was divested in the three months ended March 31, 2018, resulting in net pre-tax proceeds of $7 million.

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale in the three months ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
Significant disposals:
Income (loss) from continuing operations, before income taxes
Houston	$—	$15
Philadelphia	(9)	(14)
MacNeal (includes a $98 million gain on sale in the 2018 period)	101	3
Total	$92	$4

Significant planned divestitures classified as held for sale:
Income (loss) from continuing operations, before income taxes
Chicago-area (includes $17 million of impairment charges in the 2018 period)	$(16)	$(4)
Aspen	3	(2)
Total	$(13)	$(6)

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $47 million, consisting of $19 million of impairment charges, $25 million of restructuring charges and $3 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities. Restructuring charges consisted of $17 million of employee severance costs, $1 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $1 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the three months ended March 31, 2018 were comprised of $41 million from our Hospital Operations and other segment, $1 million from our Ambulatory Care segment and $5 million from our Conifer segment.

During the three months ended March 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $33 million primarily related to our Hospital Operations and other segment, consisting of $1 million of impairment charges, $24 million of restructuring charges and $8 million of acquisition-related costs. Impairment charges of $1 million were recorded to write-down intangible assets, and restructuring charges consisted of $16 million of employee severance costs, $6 million of contract and lease termination fees, and $2 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $6 million of acquisition integration charges.

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

At March 31, 2018, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Senior unsecured notes:
5.500% due 2019	$500	$500
6.750% due 2020	300	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,900
7.000% due 2025	478	500
6.875% due 2031	430	430
Senior secured first lien notes:
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
4.625% due 2024	1,870	1,870
Senior secured second lien notes:
7.500% due 2022	750	750
5.125% due 2025	1,410	1,410
Capital leases	417	431
Mortgage notes	80	77
Unamortized issue costs, note discounts and premiums	(218)	(231)
Total long-term debt	14,889	14,937
Less current portion	666	146
Long-term debt, net of current portion	$14,223	$14,791

Senior Secured and Senior Unsecured Notes

In March 2018, we purchased approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 for approximately $51 million, including approximately $1 million in accrued and unpaid interest through the dates of purchase. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $1 million in the three months ended March 31, 2018, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized issuance costs.

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2018, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at March 31, 2018.

Letter of Credit Facility

We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2018, we had approximately $100 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

At March 31, 2018, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $192 million. We had a total liability of $156 million recorded for these guarantees included in other current liabilities at March 31, 2018.

At March 31, 2018, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $23 million. Of the total, $19 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2018.

NOTE 8. EMPLOYEE BENEFIT PLANS

In recent years, we have granted both options and restricted stock units to certain of our employees. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At March 31, 2018, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 5.4 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (approximately 4.2 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 include $9 million and $10 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2017	2,564,822	$20.35
Granted	604,012	20.60
Exercised	(443,204)	18.86
Forfeited/Expired	(298,831)	36.29
Outstanding at March 31, 2018	2,426,799	$18.72	$13	7.1 years
Vested and expected to vest at March 31, 2018	2,426,799	$18.72	$13	7.1 years
Exercisable at March 31, 2018	535,906	$17.92	$3	2.8 years

There were 443,204 and 5,525 stock options exercised during the three months ended March 31, 2018 and 2017, respectively, with aggregate intrinsic values of approximately $1 million and less than $1 million, respectively.

At March 31, 2018, there were $9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.

In the three months ended March 31, 2018, we granted an aggregate of 604,012 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $25.75 (a 25% premium above the February 28, 2018 grant-date closing stock price of $20.60) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the three months ended March 31, 2017, we granted an aggregate of 987,781 stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $23.74 (a 25% premium above the March 1, 2017 grant-date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2018 and 2017 was $8.83 and $8.52 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected volatility	46%	49%
Expected dividend yield	0%	0%
Expected life	6.2 years	6.2 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	2.72%	2.15%

The expected volatility used in 2018 for the Monte Carlo simulation incorporates historical volatility based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options; it does not consider the implied volatility from open-market exchanged options due to the limited trading activity and the transient nature of factors impacting our stock price volatility. The expected volatility used in 2017 for the Monte Carlo simulation incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. The expected volatility reflected the historical volatility for a duration consistent with the contractual life of the options, as well as the volatility implied by the trading of options to purchase our stock on open-market exchanges. The historical share-price volatility for 2018 excludes the movements in our stock price for the period from August 15, 2017 through November 30, 2017 due to the departure of certain board members and officers, as well as reports that we were exploring a potential sale of the company. The historical share-price volatility for 2017 excludes the movements in our stock price on two dates (April 8, 2011 and April 11, 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from Tenet’s historical stock option exercise behavior, adjusted for the exercisable period (i.e., from the third anniversary through the tenth anniversary of the grant date). The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	124,332	0.9 years	$4.56	124,332	$4.56
$4.57 to $19.759	1,292,315	7.5 years	18.18	5,434	18.99
$19.76 to $25.080	1,010,152	7.3 years	21.16	406,140	22.00
	2,426,799	7.1 years	$18.72	535,906	$17.92

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2017	2,253,988	$35.20
Granted	578,831	22.43
Vested	(689,648)	35.62
Forfeited	(80,543)	42.01
Unvested at March 31, 2018	2,062,628	$31.21

In the three months ended March 31, 2018, we granted 578,831 restricted stock units, of which 274,682 will vest and be settled ratably over a three-year period from the grant date, 288,660 will vest and be settled ratably over a two-year period from the grant date, and 9,421 will vest and be settled on the third anniversary of the grant date. The vesting of the remaining 6,068 restricted stock units is contingent on our achievement of specified performance goals for the years 2018 to 2020. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 6,068 units granted, depending on our level of achievement with respect to the performance goals.

At March 31, 2018, there were $29 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Retirement Plans

In both of the three-month periods ended March 31, 2018 and 2017, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of approximately $1 million in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of approximately $4 million and $7 million, respectively, in other non-operating expense, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Rights Agreement

Effective March 5, 2018, our board of directors terminated the short-term rights plan, implemented on August 31, 2017, that was designed to protect our net operating loss carryforwards. The rights plan, which was previously scheduled to expire following the conclusion of our 2018 annual meeting of shareholders, was terminated based on the reduced value of the rights plan following recent tax law changes and an increase in our stock price since the rights plan was adopted, as well as shareholder feedback.

Changes in Shareholders’ Equity

The following table shows the changes in consolidated equity during the three months ended March 31, 2018 and 2017 (dollars in millions, share amounts in thousands):

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,390)	$(2,419)	$686	$539
Net income	—	—	—	—	99	—	31	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	8	—	—	—	8
Accretion of redeemable noncontrolling interests	—	—	(37)	—	—	—	—	(37)
Purchases (sales) of businesses and noncontrolling interests	—	—	(4)	—	—	—	(2)	(6)
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,017	—	15	—	—	1	—	16
Balances at March 31, 2018	101,989	$7	$4,833	$(239)	$(2,248)	$(2,418)	$681	$616

Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(53)	—	36	(17)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests	—	—	4	—	—	—	(1)	3
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense and issuance of common stock	735	—	3	—	—	—	—	3
Balances at March 31, 2017	100,421	$7	$4,834	$(255)	$(1,739)	$(2,417)	$664	$1,094

Our noncontrolling interests balances at March 31, 2018 and December 31, 2017 were comprised of $68 million and $64 million, respectively, from our Hospital Operations and other segment, and $613 million and $622 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 in the table above were comprised of $2 million and $6 million, respectively, from our Hospital Operations and other segment, and $29 million and $30 million, respectively, from our Ambulatory Care segment.

NOTE 10. NET OPERATING REVENUES

Net operating revenues for our Hospital Operations and other and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended March 31,
	2018	2017
Hospital Operations and other:
Net patient service revenues less provision for doubtful accounts from hospitals and related outpatient facilities
Medicare	$782	$862
Medicaid	321	275
Managed care	2,368	2,433
Self-pay	37	13
Indemnity and other	135	145
Total	3,643	3,728
Physician practices net patient service revenues less provision for doubtful accounts	161	178
Net patient service revenues less provision for doubtful accounts	3,804	3,906
Health plans	6	65
Revenue from other sources	137	144
Hospital Operations and other total prior to inter-segment eliminations	3,947	4,115
Ambulatory Care	498	455
Conifer	404	402
Inter-segment eliminations	(150)	(159)
Net operating revenues	$4,699	$4,813

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the three month periods ended March 31, 2018 and 2017 by $2 million and $12 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2018	2017
Net patient service revenues less provision for doubtful accounts	$469	$428
Management fees	23	21
Revenue from other sources	6	6
Net operating revenues	$498	$455

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended March 31,
	2018	2017
Revenue cycle services – Tenet	$144	$147
Revenue cycle services – other customers	232	224
Other services – Tenet	6	12
Other services – other customers	22	19
Net operating revenues	$404	$402

Other services represent approximately 7% of Conifer’s revenue and include services such as value-based care, consulting and project services.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends in 2032.

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2018	2019	2020	2021	2022
Performance obligations	$8,378	$496	$659	$652	$603	$574	$5,394

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2017 through March 31, 2018 and April 1, 2018 through March 31, 2019, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, floods and wind-related claims, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

At March 31, 2018 and December 31, 2017, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $873 million and $854 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.68% at March 31, 2018 and 2.33% at December 31, 2017.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $83 million and $70 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 12. CLAIMS AND LAWSUITS

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed by purported shareholders of the Company’s common stock on behalf of the Company against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. (A separate shareholder derivative lawsuit, captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation, was filed in January 2017 in the U.S. District Court for the Northern District of Texas; however, on January 19, 2018, the plaintiff in the Horwitz matter voluntarily dismissed his case.) The consolidated shareholder derivative petition alleges that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs allege that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claim that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2017, the judge in the consolidated shareholder derivative litigation entered an order staying that matter pending the final resolution of the previously disclosed consolidated securities litigation that was ultimately dismissed in December 2017. The Company intends to vigorously defend against the allegations in the remaining purported shareholder derivative lawsuit.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the three months ended March 31, 2018 and 2017:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Three Months Ended March 31, 2018
Continuing operations	$12	$6	$(7)	$11
Discontinued operations	—	—	—	—
	$12	$6	$(7)	$11
Three Months Ended March 31, 2017
Continuing operations	$12	$5	$—	$17
Discontinued operations	—	—	—	—
	$12	$5	$—	$17

For the three months ended March 31, 2018 and 2017, we recorded costs of $6 million and $5 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the formation of our USPI joint venture in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in the joint venture held by our joint venture partners. In January 2016, Welsh, Carson, Anderson & Stowe (“WCAS”), on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase those shares, which increased our ownership interest in the USPI joint venture to approximately 56.3%. On May 1, 2017, we amended and restated the Put/Call Agreement to provide for, among other things, the acceleration of our acquisition of certain shares of our USPI joint venture. On July 3, 2017, we paid approximately $716 million for the purchase of 23.7% of our USPI joint venture, which increased our ownership interest to 80.0%, as well as the final adjustment to the 2016 purchase price. The purchase price for these additional shares was subject to adjustment for actual 2017 financial results in accordance with the terms of the Put/Call Agreement. See Note 20 for additional information about the subsequent settlement of this adjustment.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balances at beginning of period	$1,866	$2,393
Net income	61	53
Distributions paid to noncontrolling interests	(30)	(27)
Purchase accounting adjustments	—	11
Accretion of redeemable noncontrolling interests	37	—
Purchases and sales of businesses and noncontrolling interests, net	8	—
Balances at end of period	$1,942	$2,430

The following tables show the composition by segment of our redeemable noncontrolling interests balances at March 31, 2018 and December 31, 2017, as well as our net income attributable to redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017:

	March 31, 2018	December 31, 2017
Hospital Operations and other	$526	$519
Ambulatory Care	1,186	1,137
Conifer	230	210
Redeemable noncontrolling interests	$1,942	$1,866

	Three Months Ended March 31,
	2018	2017
Hospital Operations and other	$6	$4
Ambulatory Care	35	35
Conifer	20	14
Net income attributable to redeemable noncontrolling interests	$61	$53

NOTE 14. INCOME TAXES

During the three months ended March 31, 2018, we recorded income tax expense of $70 million in continuing operations on pre-tax income of $260 million compared to an income tax benefit of $33 million on pre-tax income of $4 million during the three months ended March 31, 2017. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2018	2017
Tax expense at statutory federal rate of 21% (35% for 2017)	$55	$1
State income taxes, net of federal income tax benefit	10	(7)
Tax benefit attributable to noncontrolling interests	(18)	(26)
Nondeductible goodwill	5	—
Change in tax contingency reserves, including interest	—	(2)
Stock-based compensation	4	8
Change in valuation allowance-interest expense limitation	12	—
Other items	2	(7)
Income tax expense (benefit)	$70	$(33)

During the three months ended March 31, 2018, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at March 31, 2018 was $46 million, of which $44 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2018 were $3 million, all of which related to continuing operations.

At March 31, 2018, approximately $1 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three months ended March 31, 2018 and 2017. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic loss per share	$98	101,392	$0.97
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,264	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted loss per share	$98	102,656	$0.95

Three Months Ended March 31, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(52)	100,000	$(0.52)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(52)	100,000	$(0.52)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2017 because we did not report income from continuing operations available to common shareholders in that period. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three months ended March 31, 2017, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 848.

NOTE 16. FAIR VALUE MEASUREMENTS

Our financial assets and liabilities recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by our captive insurance subsidiaries. The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017. The following tables also indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

Investments	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities — noncurrent	$34	$34	$—	$—
Marketable debt securities — noncurrent	22	7	15	—
	$56	$41	$15	$—

Investments	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities — noncurrent	$35	$35	$—	$—
Marketable debt securities — noncurrent	21	7	14	—
	$56	$42	$14	$—

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

	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$423	$—	$423	$—
	$423	$—	$423	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$456	$—	$456	$—
Other than temporarily impaired equity method investments	113	—	113	—
	$569	$—	$569	$—

As described in Note 5, in the three months ended March 31, 2018, we recorded $19 million of impairment charges, consisting primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At both March 31, 2018 and December 31, 2017, the estimated fair value of our long-term debt was approximately 100.2% of the carrying value of the debt.

NOTE 17. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Current assets	$2	$1
Property and equipment	3	1
Other intangible assets	1	2
Goodwill	20	10
Other long-term assets	1	—
Current liabilities	(1)	(2)
Long-term liabilities	(1)	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(9)	—
Noncontrolling interests	—	(3)
Cash paid, net of cash acquired	(16)	(6)
Gains on consolidations	$—	$2

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $20 million from acquisitions completed during the three months ended March 31, 2018 was recorded in our Ambulatory Care segment. Approximately $2 million in transaction costs related to prospective and closed acquisitions were expensed during both of the three month periods ended March 31, 2018 and 2017, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2018 and 2017 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

During the three months ended March 31, 2017, we recognized gains totaling $2 million associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

NOTE 18. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. At March 31, 2018, our subsidiaries operated 69 hospitals (certain of which are classified as held for sale, as described in Note 4), serving primarily urban and suburban communities in 11 states.

Our Ambulatory Care segment is comprised of the operations of our USPI joint venture and our nine Aspen facilities in the United Kingdom, which are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at
March 31, 2018 and December 31, 2017. At March 31, 2018, our USPI joint venture had interests in 251 ambulatory surgery centers, 34 urgent care centers, 23 imaging centers and 21 surgical hospitals in 27 states. At March 31, 2018, we owned 80.0% of our USPI joint venture.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At March 31, 2018, Conifer provided services to approximately 800 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At March 31, 2018, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	March 31, 2018	December 31, 2017
Assets:
Hospital Operations and other	$16,271	$16,466
Ambulatory Care	5,811	5,822
Conifer	1,102	1,097
Total	$23,184	$23,385

	Three Months Ended March 31,
	2018	2017
Capital expenditures:
Hospital Operations and other	$120	$183
Ambulatory Care	15	11
Conifer	8	4
Total	$143	$198

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,947	$4,115
Ambulatory Care	498	455
Conifer
Tenet	150	159
Other customers	254	243
Total Conifer	404	402
Inter-segment eliminations	(150)	(159)
Total	$4,699	$4,813

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$(2)	$2
Ambulatory Care	27	27
Total	$25	$29

Adjusted EBITDA(2):
Hospital Operations and other(2)	$402	$309
Ambulatory Care	165	153
Conifer	98	65
Total	$665	$527

Depreciation and amortization:
Hospital Operations and other	$175	$187
Ambulatory Care	17	22
Conifer	12	12
Total	$204	$221

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA(2)	$665	$527
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	(16)
Depreciation and amortization	(204)	(221)
Impairment and restructuring charges, and acquisition-related costs	(47)	(33)
Litigation and investigation costs	(6)	(5)
Interest expense	(255)	(258)
Loss from early extinguishment of debt	(1)	—
Other non-operating expense, net	(1)	(5)
Gains on sales, consolidation and deconsolidation of facilities	110	15
Income from continuing operations, before income taxes	$260	$4

(1)	Hospital Operations and other revenues includes health plan revenues of $6 million for the three months ended March 31, 2018 and $65 million for the three months ended March 31, 2017, respectively.

(2)	Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $(1) million for the three months ended March 31, 2018 and $(16) million for the three months ended March 31, 2017.

NOTE 19. RECENT ACCOUNTING STANDARDS

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

NOTE 20. SUBSEQUENT EVENTS
In April 2018, we reached an agreement with WCAS on behalf of our joint venture partners to provide for the acceleration of our acquisition of all the remaining shares they own in the USPI joint venture and the settlement of adjustments to the price we paid for the shares we purchased from our joint venture partners in 2017. Under the terms of the agreement, we paid WCAS approximately $630 million to buy our joint venture partners’ 15% ownership interest in the USPI joint venture and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results. The agreement also satisfied any obligations under the previous amended and restated Put/Call Agreement with WCAS, including any future adjustments to the price for any future financial results of USPI. This agreement did not have any impact on the separate Put/Call agreement with Baylor University Medical Center for the 5% ownership interest it holds in the USPI joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of our facilities were classified as held for sale at March 31, 2018. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI joint venture” or “USPI”), in which we own a majority interest, and European Surgical Partners Limited (“Aspen”) facilities, which were classified as held for sale at March 31, 2018. At March 31, 2018, our USPI joint venture had interests in 251 ambulatory surgery centers, 34 urgent care centers, 23 imaging centers and 21 surgical hospitals in 27 states, and Aspen operated nine private hospitals and clinics in the United Kingdom. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission, per adjusted patient day and per case amounts). Continuing operations information includes the results of (i) our same 69 hospitals operated throughout the three months ended March 31, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, and (v) MacNeal Hospital, which we divested effective March 1, 2018. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. In addition, although we operated four North Texas hospitals throughout the three months ended March 31, 2017 and from January 1 through February 28, 2018, we do not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Increased Ownership of USPI Joint Venture—In April 2018, we reached an agreement with Welsh, Carson, Anderson & Stowe (“WCAS”) on behalf of our joint venture partners to provide for the acceleration of our acquisition of all the remaining shares they own in the USPI joint venture and the settlement of adjustments to the price we paid for the shares we purchased from our joint venture partners in 2017. Under the terms of the agreement, we paid WCAS approximately $630 million to buy our joint venture partners’ 15% ownership interest in the USPI joint venture and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results. The agreement also satisfied any obligations under the previous amended and restated Put/Call Agreement with WCAS, including any future adjustments to the price for any future financial results of USPI. This agreement did not have any impact on the separate Put/Call agreement with Baylor University Medical Center for the 5% ownership interest it holds in the USPI joint venture.

Hospital and Minority Interest Divestitures—On March 1, 2018, we announced the completion of the sale of MacNeal Hospital, which is located in a suburb of Chicago, as well as other operations affiliated with the hospital. Also on March 1, 2018, we announced the completion of the sales of our minority interests in four North Texas hospitals: Baylor Scott & White Medical Center – Centennial, Baylor Scott & White Medical Center – Lake Pointe, Baylor Scott & White Medical

Center – Sunnyvale (“Sunnyvale”) and Baylor Scott & White Medical Center – White Rock. Our interest in Sunnyvale was sold to Texas Health Ventures Group, an existing joint venture between Baylor Scott & White Health and our USPI joint venture, which will manage the operations of Sunnyvale. As a result of these transactions, we recorded gains on sales totaling $111 million and received net pre-tax cash proceeds totaling approximately $378 million in the three months ended March 31, 2018. For additional details, see Notes 1 and 4 to our accompanying Condensed Consolidated Financial Statements.

Termination of Shareholder Rights Plan—Effective March 5, 2018, our Board of Directors terminated the short-term rights plan, implemented on August 31, 2017, that was designed to protect our net operating loss carryforwards. The rights plan, which was previously scheduled to expire following the conclusion of our 2018 annual meeting of shareholders, was terminated based upon the reduced value of the rights plan following recent tax law changes and an increase in the our stock price since the rights plan was adopted, as well as shareholder feedback.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, enhancing patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting businesses and markets that we believe are no longer strategic to our long-term growth. We recently announced enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions and the renegotiation of contracts with suppliers and vendors, which are intended to lower annual operating expenses by $250 million. We anticipate achieving the full annualized run-rate savings by the end of 2018. Most of the savings are expected to be achieved through actions within our Hospital Operations and other segment, including the elimination of a regional management layer and streamlined corporate overhead and centralized support functions. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of approximately $17 million in the three months ended March 31, 2018, and we expect to incur additional such restructuring charges in the remainder of 2018.

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

Exploration of a Potential Sale of Conifer While Continuing To Drive Conifer’s Growth—In late 2017, we announced additional actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of a potential sale of Conifer. During this time, we remain focused on driving growth at Conifer by continuing to market and expand its revenue cycle management and value-based care solutions businesses. Conifer serves approximately 800 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to both healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management.

Improving Profitability—We are focused on improving profitability by growing patient volumes and effective cost management. We believe our patient volumes have been constrained by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that targeted capital spending on growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business and contracting strategies that create shared value with payers should help us grow our patient volumes.

Reducing Our Leverage—All of our outstanding long-term debt has a fixed rate of interest, and the maturity dates of our notes are staggered from 2019 through 2031. Although we believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time, it is nonetheless our long-term objective to lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower rate secured debt to refinance portions of our higher rate unsecured debt.

Our ability to execute on our strategies and manage the aforementioned trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 69 hospitals operated throughout the three months ended March 31, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, and (v) MacNeal Hospital, which we divested effective March 1, 2018. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Statistics	2018	2017	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	69	76	(7)	(1)
Total admissions	182,306	196,907	(7.4)%
Adjusted patient admissions(2)	320,868	347,150	(7.6)%
Paying admissions (excludes charity and uninsured)	172,490	186,648	(7.6)%
Charity and uninsured admissions	9,816	10,259	(4.3)%
Emergency department visits	697,001	733,051	(4.9)%
Total surgeries	110,231	121,404	(9.2)%
Patient days — total	858,648	923,339	(7.0)%
Adjusted patient days(2)	1,486,139	1,603,698	(7.3)%
Average length of stay (days)	4.71	4.69	0.4%
Average licensed beds	18,685	20,440	(8.6)%
Utilization of licensed beds(3)	51.1%	50.2%	0.9%	(1)
Total visits	1,842,539	2,039,942	(9.7)%
Paying visits (excludes charity and uninsured)	1,725,976	1,908,212	(9.6)%
Charity and uninsured visits	116,563	131,730	(11.5)%
Ambulatory Care
Total consolidated facilities (at end of period)	230	217	13	(1)
Total cases	495,301	455,576	8.7%

(1)	The change is the difference between the 2018 and 2017 amounts shown.
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

Total admissions decreased by 14,601, or 7.4%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and total surgeries decreased by 11,173, or 9.2%, in the three months ended March 31, 2018 compared to the 2017 period. Our emergency department visits decreased 4.9% in the three months ended March 31, 2018 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 were negatively affected by the sale of the sale of our
Houston-area facilities effective August 1, 2017, the closure of our Abrazo Maryvale Campus in December 2017, the sale of our Philadelphia-area facilities effective January 11, 2018, and the sale of MacNeal Hospital and affiliated operations effective March 1, 2018. Our Ambulatory Care total cases increased 8.7% due to the increase in consolidated facilities.

	Continuing Operations Three Months Ended March 31,
Revenues	2018	2017	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,947	$4,115	(4.1)%
Ambulatory Care	498	455	9.5%
Conifer	404	402	0.5%
Inter-segment eliminations	(150)	(159)	(5.7)%
Total	$4,699	$4,813	(2.4)%

Net operating revenues decreased by $114 million, or 2.4%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the sale and closure of facilities described above. For our Hospital Operations and other segment, the decrease in net operating revenues was partially mitigated by improved managed care pricing. Also, the 2018 period included $64 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by the Centers for Medicare and Medicaid Services (“CMS”).

Our accounts receivable days outstanding (“AR Days”) from continuing operations (which calculation includes our Hospital Operations and other contract assets subsequent to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective January 1, 2018 and the accounts receivable of our Chicago-area, St. Louis-area and Aspen facilities that have been classified in assets held for sale on our Condensed Consolidated Balance Sheet at March 31, 2018, and excludes (i) three Houston-area hospitals, which we divested effective August 1, 2017, (ii) Abrazo Maryvale Campus, which we closed in December 2017, (iii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iv) MacNeal Hospital, which we divested effective March 1, 2018, (v) health plan revenues, and (vi) our California provider fee revenues) were 54.3 days at March 31, 2018 and 55.8 days at December 31, 2017, compared to our target of less than 55 days.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,840	$1,980	(7.1)%
Supplies	666	671	(0.7)%
Other operating expenses	889	1,015	(12.4)%
Total	$3,395	$3,666	(7.4)%
Ambulatory Care
Salaries, wages and benefits	$162	$150	8.0%
Supplies	106	94	12.8%
Other operating expenses	92	85	8.2%
Total	$360	$329	9.4%
Conifer
Salaries, wages and benefits	$225	$250	(10.0)%
Supplies	2	—	100.0%
Other operating expenses	79	87	(9.2)%
Total	$306	$337	(9.2)%
Total
Salaries, wages and benefits	$2,227	$2,380	(6.4)%
Supplies	774	765	1.2%
Other operating expenses	1,060	1,187	(10.7)%
Total	$4,061	$4,332	(6.3)%
Rent/lease expense(1)
Hospital Operations and other	$59	$62	(4.8)%
Ambulatory Care	20	18	11.1%
Conifer	4	5	(20.0)%
Total	$83	$85	(2.4)%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses per Adjusted Patient Admission	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,727	$5,686	0.7%
Supplies per adjusted patient admission(1)	2,079	1,929	7.8%
Other operating expenses per adjusted patient admission(1)	2,755	2,673	3.1%
Total per adjusted patient admission	$10,561	$10,288	2.7%

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

Salaries, wages and benefits per adjusted patient admission increased 0.7% in the three months ended March 31, 2018 compared to the same period in 2017. This change is primarily due to annual merit increases for certain of our employees, increased health benefits costs and increased accruals for annual incentive compensation, partially offset by the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Supplies expense per adjusted patient admission increased 7.8% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased costs from certain higher acuity supply-intensive surgical services and the timing of vendor rebates.

Other operating expenses per adjusted patient admission increased by 3.1% in the three months ended March 31, 2018 compared to the prior-year period. This increase is due to higher malpractice expense, as well as the effect of lower volumes on operating leverage due to certain fixed costs. Malpractice expense for our Hospital Operations and other segment was $13 million higher in the 2018 period compared to the 2017 period primarily due to unfavorable experience on certain specific cases. In the 2018 period, we recognized a favorable adjustment of approximately $10 million from a 35 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2017 period, there was minimal impact from the three basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $974 million at March 31, 2018 compared to $611 million at December 31, 2017.

Significant cash flow items in the three months ended March 31, 2018 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $315 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $33 million;

•	Capital expenditures of $143 million;

•	Proceeds from the sales of facilities and other assets of $425 million;

•	Proceeds from sales of marketable securities, long-term investments and other assets of $134 million, primarily due to the sales of our minority interests in four North Texas hospitals;

•	Interest payments of $169 million;

•
$51 million of payments to purchase approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025; and

•	$64 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $113 million in the three months ended March 31, 2018 compared to $186 million in the three months ended March 31, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	Decreased cash receipts of $82 million related to the California provider fee program;

•	A $9 million increase in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Additional interest payments of $39 million in the 2018 period primarily due to only one six-month interest payment in July 2017 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016, compared to two interest payments in 2018 (January and July 2018); changes in the timing of certain interest payments as a result of our refinancing transactions in 2017 also impacted the year-over-year comparison;

•
Increased cash flows from our health plan businesses of $27 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

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

The following table shows the sources of net patient revenues less implicit price concessions and provision for doubtful accounts for our hospitals and related outpatient facilities, expressed as percentages of net patient revenues less implicit price concessions and provision for doubtful accounts from all sources:

	Three Months Ended March 31,
Net Patient Revenues Less Implicit Price Concessions and Provision for Doubtful Accounts from:	2018	2017	Increase (Decrease) (1)
Medicare	21.5%	23.1%	(1.6)%
Medicaid	8.8%	7.4%	1.4%
Managed care(2)	65.0%	65.2%	(0.2)%
Self-pay	1.0%	0.3%	0.7%
Indemnity and other	3.7%	4.0%	(0.3)%

(1)	The increase (decrease) is the difference between the 2018 and 2017 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2018	2017	Increase (Decrease) (1)
Medicare	26.9%	27.0%	(0.1)%
Medicaid	6.2%	6.4%	(0.2)%
Managed care(2)	59.1%	59.0%	0.1%
Self-pay	5.4%	5.3%	0.1%
Indemnity and other	2.4%	2.3%	0.1%

(1)	The increase (decrease) is the difference between the 2018 and 2017 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services, an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 57 million individuals rely on healthcare benefits through Medicare, and approximately 74 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, certain younger people with disabilities, and people with end-stage renal disease, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of ten years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended March 31,
Revenue Descriptions	2018	2017
Medicare severity-adjusted diagnosis-related group — operating	$424	$450
Medicare severity-adjusted diagnosis-related group — capital	38	41
Outliers	27	21
Outpatient	194	201
Disproportionate share	58	71
Direct Graduate and Indirect Medical Education(1)	56	66
Other(2)	(17)	—
Adjustments for prior-year cost reports and related valuation allowances	2	12
Total Medicare net patient revenues	$782	$862

(1)
Includes Indirect Medical Education revenues earned by our children’s hospitals under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS.

(2)
The other revenue category includes inpatient psychiatric units, inpatient rehabilitation units, one long-term acute care hospital (which was divested in 2017), other revenue adjustments, and adjustments related to the estimates for current-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 19.2% of total net patient revenues less implicit price concessions and provision for doubtful accounts of our hospitals and related outpatient facilities for both of the three month periods ended March 31, 2018 and 2017. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2018 and 2017, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $220 million and $158 million, respectively. The 2018 period included $72 million related the Michigan provider fee program, $64 million from the California provider fee program, $40 million related to Medicaid DSH programs in multiple states, $26 million related to the Texas 1115 waiver program, and $18 million from a number of other state and local programs.

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or received waivers under Section 1115 of the Social Security Act. Under a Medicaid waiver, the federal government waives certain Medicaid requirements, thereby giving states flexibility in the operation of their Medicaid program to allow states to test new approaches and demonstration projects to improve care. Generally the Section 1115 waivers are approved for a period of five years with an option to extend the waiver for three additional years. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

Medicaid-related patient revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended March 31,
	2018		2017
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Alabama	$23	$—	$22	$—
Arizona	—	43	1	50
California	109	110	42	109
Florida	24	37	19	42
Georgia	(1)	—	—	—
Illinois	16	15	19	17
Massachusetts	12	12	8	12
Michigan	102	81	93	87
Missouri	—	—	1	—
Pennsylvania	2	7	19	50
South Carolina	4	9	3	9
Tennessee	1	9	—	8
Texas	29	55	48	60
	$321	$378	$275	$444

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On April 24, 2018, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2019 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•
A market basket increase of 2.8% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the 2.8% market basket increase that result in a net operating payment update of 1.75% (before budget neutrality adjustments), including:

•	Market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.8%, respectively; and

•	A 0.5% increase required under the 21st Century Cures Act;

•
Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments, including the continuation of the transition from using low-income days to estimated uncompensated care costs for the distribution of the UC-DSH amounts;

•	A 1.7% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $26,537 to $27,545;

•	The application of the Medicare IPPS post-acute transfer payment policy to “early discharges” from the hospital to hospice care as required by the Bipartisan Budget Act of 2018; and

•
Effective January 1, 2019, the requirement that hospitals make available to the public a list of their current standard charges via the Internet in a machine readable format and update this information at least annually or more often as appropriate.

According to CMS, the combined impact of the proposed payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 2.1% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in large urban areas (populations over one million) in FFY 2019. We estimate that all of the payment and policy changes affecting operating MS-DRG payments, including those affecting Medicare DSH amounts, as well as the hospice transfer payment policy, will result in an estimated 1.8% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $36 million. The Proposed IPPS Rule is subject to a comment period that expires on June 25, 2018, and the final FFY 2019 IPPS payment and policy changes must be issued 60 days prior to the effective date. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative action, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed changes.

Final Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On November 1, 2017, CMS released final policy changes, quality provisions and payment rates for the Medicare Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year 2018 (“Final OPPS/ASC Rule”).

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.4% increase in Medicare FFS OPPS payments for all hospitals, an average 1.3% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 4.5% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $30 million, which represents an increase of approximately 4.5%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the final payment and policy changes.

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

The amount of our managed care net patient revenues, including Medicare and Medicaid managed care programs, from our Hospital Operations and other segment during the three months ended March 31, 2018 and 2017 was $2.368 billion and $2.433 billion, respectively. Approximately 64% of our managed care net patient revenues for the three months ended March 31, 2018 was derived from our top ten managed care payers. National payers generated approximately 44% of our total net managed care revenues. The remainder comes from regional or local payers. At both March 31, 2018 and December 31, 2017, approximately 62% of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2018, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the three months ended March 31, 2018, our commercial managed care net inpatient revenue per admission from our acute care and specialty hospitals was approximately 101% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. Approximately 6% of our net accounts receivable for our Hospital Operations and other segment was due from self-pay patients at both March 31, 2018 and December 31, 2017. Further, a significant portion of our implicit price concessions relates to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our implicit price concessions in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self‑pay accounts, as well as co-pay, co-insurance and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical-based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

Over the longer term, several other initiatives we have previously announced should also help address this challenge. For example, our Compact with Uninsured Patients (“Compact”) is designed to offer managed care-style discounts to certain uninsured patients, which enables us to offer lower rates to those patients who historically had been charged standard gross charges. A significant portion of those charges had previously been written down in our provision for doubtful accounts. Under the Compact, the discount offered to uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for self-pay accounts and other factors that affect the estimation process.

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self‑pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses, which exclude the costs of our health plan businesses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Estimated costs for:
Self-pay patients	$146	$160
Charity care patients	35	30
Total	$181	$190
Medicaid DSH and other supplemental revenues	$220	$158

The expansion of health insurance coverage in prior periods has resulted in an increase in the number of patients using our facilities who have either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country illegally who are not permitted to enroll in a health insurance exchange or government healthcare insurance program. Furthermore, in October 2017, the Trump administration announced that reimbursements to insurance companies for ACA cost-sharing reduction (“CSR”) plans offered through the health insurance marketplace would be discontinued. CSR payments compensate insurers for subsidizing out-of-pocket costs for low-income enrollees. Without the CSR payments, some insurers may seek approval to increase premiums for plans offered on ACA exchanges or withdraw from offering plans on some or all of the exchanges. We cannot predict what actions insurers might take as a result of the order, the impact of those actions on our operations, or the outcome of legislative efforts or litigation seeking to restore the payments. We also do not know what adverse impact the continued uncertainty may have on marketplace enrollment and coverage.

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net operating revenues:
Hospital Operations and other	$3,947	$4,491
Ambulatory Care	498	462
Conifer	404	402
Inter-segment eliminations	(150)	(159)
Net operating revenues before provision for doubtful accounts	4,699	5,196
Less provision for doubtful accounts	—	383
Net operating revenues	4,699	4,813
Equity in earnings of unconsolidated affiliates	25	29
Operating expenses:
Salaries, wages and benefits	2,227	2,380
Supplies	774	765
Other operating expenses, net	1,060	1,187
Electronic health record incentives	(1)	(1)
Depreciation and amortization	204	221
Impairment and restructuring charges, and acquisition-related costs	47	33
Litigation and investigation costs	6	5
Gains on sales, consolidation and deconsolidation of facilities	(110)	(15)
Operating income	$517	$267

	Three Months Ended March 31,
	2018	2017
Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.5%	0.6%
Operating expenses:
Salaries, wages and benefits	47.3%	49.4%
Supplies	16.5%	15.9%
Other operating expenses, net	22.6%	24.7%
Electronic health record incentives	—%	—%
Depreciation and amortization	4.3%	4.6%
Impairment and restructuring charges, and acquisition-related costs	1.0%	0.7%
Litigation and investigation costs	0.1%	0.1%
Gains on sales, consolidation and deconsolidation of facilities	(2.3)%	(0.3)%
Operating income	11.0%	5.5%

Total net operating revenues decreased $114 million, or 2.4%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Hospital Operations and other, Ambulatory Care and provision for doubtful accounts components of net operating revenues were impacted by our adoption of ASU 2014-09 effective January 1, 2018. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. Hospital Operations and other net operating revenues net of implicit price concessions and provision for doubtful accounts decreased by $168 million, or 4.1%, primarily due to the divestiture or closure of seven hospitals since the 2017 period, as well as decreased revenues from our health plans, most of which were sold or winding down in 2017. The 2018 period included $64 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by CMS. Ambulatory Care net operating revenues net of implicit price concessions and provision for doubtful accounts increased $43 million, or 9.5%, driven by a $27 million increase in same-facility net operating revenues and increases from acquisitions of $16 million. Conifer net operating revenues increased $2 million, or 0.5%.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 69 hospitals operated throughout the three months ended March 31, 2018 and 2017. The results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, and MacNeal Hospital, which we divested effective March 1, 2018, are excluded from our same-hospital information. In addition, although we operated four North Texas hospitals throughout the three months ended March 31, 2017 and from January 1 through February 28, 2018, we do not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Three Months Ended March 31,
Selected Operating Expenses	2018	2017	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,807	$1,776	1.7%
Supplies	654	612	6.9%
Other operating expenses	856	865	(1.0)%
Total	$3,317	$3,253	2.0%
Ambulatory Care
Salaries, wages and benefits	$162	$150	8.0%
Supplies	106	94	12.8%
Other operating expenses	92	85	8.2%
Total	$360	$329	9.4%
Conifer
Salaries, wages and benefits	$225	$250	(10.0)%
Supplies	2	—	100.0%
Other operating expenses	79	87	(9.2)%
Total	$306	$337	(9.2)%
Total
Salaries, wages and benefits	$2,194	$2,176	0.8%
Supplies	762	706	7.9%
Other operating expenses	1,027	1,037	(1.0)%
Total	$3,983	$3,919	1.6%
Rent/lease expense(1)
Hospital Operations and other	$58	$56	3.6%
Ambulatory Care	20	18	11.1%
Conifer	4	5	(20.0)%
Total	$82	$79	3.8%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•
Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of our facilities are classified as held for sale at March 31, 2018.

•
Ambulatory Care, which is comprised of our USPI joint venture’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals, as well as Aspen’s hospitals and clinics, which are classified as held for sale at March 31, 2018 as described in Note 4 to the accompanying Condensed Consolidated Financial Statements.

•
Conifer, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 69 hospitals operated throughout the three months ended March 31, 2018 and 2017. The results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, and MacNeal Hospital, which we divested effective March 1, 2018, are excluded from our same-hospital information. In addition, although we operated four North Texas hospitals throughout the three months ended March 31, 2017 and from January 1 through February 28, 2018, we do not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2018	2017	Increase (Decrease)
Number of hospitals (at end of period)	69	69	—	(1)
Total admissions	179,208	178,725	0.3%
Adjusted patient admissions(2)	314,022	312,003	0.6%
Paying admissions (excludes charity and uninsured)	169,548	169,601	—%
Charity and uninsured admissions	9,660	9,124	5.9%
Admissions through emergency department	123,224	115,133	7.0%
Paying admissions as a percentage of total admissions	94.6%	94.9%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.4%	5.1%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	68.8%	64.4%	4.4%	(1)
Surgeries — inpatient	46,575	47,539	(2.0)%
Surgeries — outpatient	61,754	62,895	(1.8)%
Total surgeries	108,329	110,434	(1.9)%
Patient days — total	843,793	837,488	0.8%
Adjusted patient days(2)	1,453,447	1,440,173	0.9%
Average length of stay (days)	4.71	4.69	0.4%
Licensed beds (at end of period)	18,089	18,107	(0.1)%
Average licensed beds	18,089	18,107	(0.1)%
Utilization of licensed beds(3)	51.8%	51.4%	0.4%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2018	2017	Increase (Decrease)
Total visits	1,798,885	1,817,295	(1.0)%
Paying visits (excludes charity and uninsured)	1,684,875	1,705,091	(1.2)%
Charity and uninsured visits	114,010	112,204	1.6%
Emergency department visits	684,057	652,284	4.9%
Surgery visits	61,754	62,895	(1.8)%
Paying visits as a percentage of total visits	93.7%	93.8%	(0.1)%	(1)
Charity and uninsured visits as a percentage of total visits	6.3%	6.2%	0.1%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2018	2017	Increase (Decrease)
Total segment net operating revenues(1)	$3,733	$3,540	5.5%
Selected revenue data – hospitals and related outpatient facilities
Net patient revenues(1)(2)	$3,594	$3,368	6.7%
Net patient revenue per adjusted patient admission(1)(2)	$11,445	$10,796	6.0%
Net patient revenue per adjusted patient day(1)(2)	$2,473	$2,339	5.7%

(1)	Revenues are net of implicit price concessions and provision for doubtful accounts.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Total Segment Selected Operating Expenses	2018	2017	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	48.4%	50.2%	(1.8)%	(1)
Supplies as a percentage of net operating revenues	17.5%	17.3%	0.2%	(1)
Other operating expenses as a percentage of net operating revenues	22.9%	24.4%	(1.5)%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.

Revenues

Same-hospital net operating revenues increased $193 million, or 5.5%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to growth in adjusted patient admissions, improved terms of our managed care contracts and California provider fee revenues. The 2018 period included $64 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by CMS. Same-hospital admissions increased 0.3% in the three months ended March 31, 2018 compared to the same period in 2017. Same-hospital outpatient visits decreased 1.0% in the three months ended March 31, 2018 compared to the same period in 2017 due in part to the sale of home health and hospice assets.

The following table shows the consolidated net accounts receivable by payer at March 31, 2018 and the consolidated net accounts receivable and allowance for doubtful accounts by payer at December 31, 2017:

	March 31, 2018	December 31, 2017
	Accounts Receivable	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$241	$257	$—	$257
Medicaid	91	95	—	95
Net cost report settlements receivable (payable) and valuation allowances	(10)	4	—	4
Managed care	1,470	1,709	204	1,505
Self-pay uninsured	51	407	351	56
Self-pay balance after insurance	97	240	149	91
Estimated future recoveries	127	132	—	132
Other payers	295	453	151	302
Total Hospital Operations and other	2,362	3,297	855	2,442
Ambulatory Care	155	215	43	172
Total discontinued operations	2	2	—	2
	$2,519	$3,514	$898	$2,616

For patient accounts receivable resulting from revenue recognized prior to January 1, 2018, an allowance for doubtful accounts was established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimated this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, when we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and unbilled accounts for which we have the unconditional right to payment, and estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. For patient accounts receivable subsequent to our adoption of ASU 2014-09 on January 1, 2018, the estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Under the provisions of ASU 2014-09, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets on the accompanying Condensed Consolidated Balance Sheet at March 31, 2018. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, on our consolidated balance sheets.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2018, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.8%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at March 31, 2018, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.7% at March 31, 2018.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.372 billion and $2.438 billion at March 31, 2018 and December 31, 2017, respectively, excluding cost report settlements receivable (payable) and valuation allowances of $(10) million and $4 million, respectively, at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days(1)	89%	58%	61%	28%	56%
61-120 days	6%	17%	15%	16%	15%
121-180 days	2%	11%	8%	10%	8%
Over 180 days	3%	14%	16%	46%	21%
Total	100%	100%	100%	100%	100%

(1)
The 0-60 days aging category has been impacted by the reclassification of certain unbilled accounts to contract assets due to the adoption of ASU 2014-09 effective January 1, 2018. See Notes 1 and 3 to our accompanying Condensed Consolidated Financial Statements for additional information.

	December 31, 2017
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	66%	65%	28%	60%
61-120 days	6%	16%	14%	17%	13%
121-180 days	2%	10%	7%	9%	7%
Over 180 days	3%	8%	14%	46%	20%
Total	100%	100%	100%	100%	100%

Conifer continues to implement revenue cycle initiatives to improve our cash flow. These initiatives are focused on standardizing and improving patient access processes, including pre-registration, registration, verification of eligibility and benefits, liability identification and collections at point-of-service, and financial counseling. These initiatives are intended to reduce denials, improve service levels to patients and increase the quality of accounts that end up in accounts receivable. Although we continue to focus on improving our methodology for evaluating the collectability of our accounts receivable, we may incur future charges if there are unfavorable changes in the trends affecting the net realizable value of our accounts receivable.

At March 31, 2018, we had a cumulative total of patient account assignments to Conifer of approximately $2.148 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 97% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2018 and December 31, 2017 by aging category for the hospitals currently in the program:

	March 31,	December 31,
	2018	2017
0-60 days	$88	$81
61-120 days	9	12
121-180 days	4	3
Over 180 days	4	4
Total	$105	$100

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 180 basis points to 48.4% in the three months ended March 31, 2018 compared to the same period in 2017. Same-hospital net operating revenues increased 5.5% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and same-hospital salaries, wages and benefits increased 1.7% in the three months ended March 31, 2018 compared to the 2017 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives, partially offset by annual merit increases for certain of our employees, increased health benefits costs and increased accruals for annual incentive compensation. Salaries, wages and benefits expense for the three months ended March 31, 2018 and 2017 included stock-based compensation expense of $5 million and $9 million, respectively.

At March 31, 2018, approximately 24% of the employees in our Hospital Operations and other segment were represented by labor unions. There were no unionized employees in our Ambulatory Care segment, and less than 1% of Conifer’s employees belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have seven expired contracts covering approximately 12% of our unionized employees and are or will be negotiating renewals under extension agreements. We are also negotiating (or will soon negotiate) six first contracts at four hospitals where employees recently selected union representation; these contracts will cover nearly 7% of our unionized employees. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased 20 basis points to 17.5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change in supplies expense as a percentage of net operating revenues was primarily attributable to increased costs from certain higher acuity supply-intensive surgical services and the timing of vendor rebates.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues decreased 150 basis points to 22.9% in the three months ended March 31, 2018 compared to 24.4% in the same period in 2017. Same-hospital other operating expenses decreased by $9 million, or 1.0%, and net operating revenues increased by $193 million, or 5.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The changes in other operating expenses included:

•	decreased expenses associated with our health plan businesses of $71 million due to the sale and wind-down of these businesses in 2017; partially offset by

•	increased malpractice expense of $19 million; and

•	increased medical fees of $10 million.

Same-hospital malpractice expense in the 2018 period included a favorable adjustment of approximately $10 million from the 35 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2017 period, there was a minimal impact from the three basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (108 of 338 facilities at March 31, 2018), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. Our USPI joint venture controls 230 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than our USPI joint venture is classified within “net income attributable to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in two line items:

•
equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by us; and

•
management and administrative services revenues, which is included in our net operating revenues—income we earn for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended March 31,
Ambulatory Care Results of Operations	2018	2017	Increase
Net operating revenues	$498	$455	9.5%
Equity in earnings of unconsolidated affiliates	$27	$27	—%
Salaries, wages and benefits	$162	$150	8.0%
Supplies	$106	$94	12.8%
Other operating expenses, net	$92	$85	8.2%

Our Ambulatory Care net operating revenues increased $43 million, or 9.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The growth in 2018 revenues was driven by a $27 million increase in same-facility net operating revenues and increases from acquisitions of $16 million.

Salaries, wages and benefits expense increased $12 million, or 8.0%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change was driven by a $7 million increase in same-facility salaries, wages and benefits expense in the 2018 period, as well as salaries, wages and benefits expense from acquisitions of $5 million.

Supplies expense increased $12 million, or 12.8%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change was driven by an $8 million increase in same-facility supplies expense in the 2018 period, as well as supplies expense from acquisitions of $4 million.

Other operating expenses increased $7 million, or 8.2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The change was driven by a $3 million increase in same-facility other operating expenses in the 2018 period, as well as other operating expenses from acquisitions of $4 million.

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

Ambulatory Care Facility Growth	Three Months Ended March 31, 2018
Net revenues	2.7%
Cases	3.2%
Net revenue per case	(0.5)%

Joint Ventures with Healthcare System Partners

Our USPI joint venture’s business model is to jointly own its facilities with local physicians and not-for-profit healthcare systems. Accordingly, as of March 31, 2018, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Three Months Ended March 31, 2018
Facilities:
With a healthcare system partner	195
Without a healthcare system partner	143
Total facilities operated	338
Change from December 31, 2017
Acquisitions	4
De novo	2
Dispositions/Mergers	(1)
Total increase in number of facilities operated	5

During the three months ended March 31, 2018, we acquired controlling interests in an ophthalmology surgery center in Pennsylvania, a single-specialty spine surgery center in Georgia and a multi-specialty surgery center in Florida. We paid cash totaling approximately $15 million for these acquisitions. All three facilities are jointly owned with local physicians. Also during the three months ended March 31, 2018, the Ambulatory Care segment acquired the non-controlling interest in Sunnyvale, a surgical hospital in Texas, previously held by the Hospital Operations and other segment. The facility is jointly owned with local physicians and a healthcare system partner.

Conifer Segment

Our Conifer segment generated net operating revenues of $404 million and $402 million during the three months ended March 31, 2018 and 2017, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the Condensed Consolidated Financial Statements. The increase in revenues from third-party customers of $11 million for the three months ended March 31, 2018, which are not eliminated in consolidation, is primarily due to a $10 million contract termination payment related to the sale of a customer hospital to a healthcare system that chose to insource revenue cycle management.

Salaries, wages and benefits expense for Conifer decreased $25 million, or 10.0%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $8 million, or 9.2%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the impact of our enterprise-wide cost reduction initiatives.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $47 million, consisting of $19 million of impairment charges, $25 million of restructuring charges and $3 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities. Restructuring charges consisted of $17 million of employee severance costs, $1 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $1 million of acquisition integration charges.

During the three months ended March 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $33 million primarily related to our Hospital Operations and other segment, consisting of $1 million of impairment charges, $24 million of restructuring charges and $8 million of acquisition-related costs. Impairment charges of $1 million were recorded to write-down intangible assets, and restructuring charges consisted of $16 million of employee severance costs, $6 million of contract and lease termination fees, and $2 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $6 million of acquisition integration charges.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2018 and 2017 were $6 million and $5 million, respectively.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2018, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $110 million, primarily comprised of a $98 million gain from the sale of MacNeal Hospital, which is located in a suburb of Chicago, and other operations affiliated with the hospital, and a gain of $13 million from the sales of our minority interests in four North Texas hospitals.

During the three months ended March 31, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $15 million, primarily comprised of $6 million of gains related to the consolidation and deconsolidation of certain businesses of our USPI joint venture due to ownership changes and $9 million from the sale of our health plans in Michigan.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $255 million compared to $258 million for the same period in 2017.

Income Tax Expense

During the three months ended March 31, 2018, we recorded income tax expense of $70 million in continuing operations on pre-tax income of $260 million compared to an income tax benefit of $33 million on pre-tax income of $4 million during the three months ended March 31, 2017. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2018	2017
Tax expense at statutory federal rate of 21% (35% for 2017)	$55	$1
State income taxes, net of federal income tax benefit	10	(7)
Tax benefit attributable to noncontrolling interests	(18)	(26)
Nondeductible goodwill	5	—
Change in tax contingency reserves, including interest	—	(2)
Stock-based compensation	4	8
Change in valuation allowance-interest expense limitation	12	—
Other items	2	(7)
Income tax expense (benefit)	$70	$(33)

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $92 million for the three months ended March 31, 2018 compared to $89 million for the three months ended March 31, 2017. Net income attributable to noncontrolling interests in the 2018 period was comprised of $8 million related to our Hospital Operations and other segment, $64 million related to our Ambulatory Care segment and $20 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $8 million was related to the minority interests in our USPI joint venture.

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

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$99	$(53)
Less: Net income attributable to noncontrolling interests	(92)	(89)
Income (loss) from discontinued operations, net of tax	1	(1)
Income from continuing operations	190	37
Income tax benefit (expense)	(70)	33
Loss from early extinguishment of debt	(1)	—
Other non-operating expense, net	(1)	(5)
Interest expense	(255)	(258)
Operating income	517	267
Litigation and investigation costs	(6)	(5)
Gains on sales, consolidation and deconsolidation of facilities	110	15
Impairment and restructuring charges, and acquisition-related costs	(47)	(33)
Depreciation and amortization	(204)	(221)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	(16)
Adjusted EBITDA	$665	$527

Net operating revenues	$4,699	$4,813
Less: Net operating revenues from health plans	6	65
Adjusted net operating revenues	$4,693	$4,748

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.1%	(1.1)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	14.2%	11.1%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the purchase of long-term debt, as discussed in Note 6 to our accompanying Condensed Consolidated Financial Statements, and the renegotiation of the Put/Call Agreement, as discussed in Note 20 to our accompanying Condensed Consolidated Financial Statements.

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

At March 31, 2018, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.53x, excluding three months of California provider fee revenues related to 2017 because the program was not approved by CMS until December 2017. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $143 million and $198 million in the three months ended March 31, 2018 and 2017, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2018 will total approximately $625 million to $675 million, including $117 million that was accrued as a liability at December 31, 2017. We have been engaged in a series of legal challenges over the Certificate of Need that the South Carolina Department of Health and Environmental Control initially granted to us in 2005 to construct a new 100-bed acute care hospital in Fort Mill, South Carolina. We are unable to predict when these challenges will be resolved or if they will ultimately be resolved in our favor; however, if we prevail, we expect that we will begin construction of the hospital soon after resolution. Once construction begins, the hospital is expected to take up to two years to complete at a cost of approximately $170 million over the construction period.

Interest payments, net of capitalized interest, were $169 million and $130 million in the three months ended March 31, 2018 and 2017, respectively.

Income tax refunds, net of tax payments, were approximately $1 million in the three months ended March 31, 2018 compared to income tax payments, net of tax refunds, of $1 million in the three months ended March 31, 2017.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2018 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $974 million of cash and cash equivalents on hand at March 31, 2018 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at March 31, 2018.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions and bad debt, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $113 million in the three months ended March 31, 2018 compared to $186 million in the three months ended March 31, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	Decreased cash receipts of $82 million related to the California provider fee program;

•	A $9 million increase in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•
Additional interest payments of $39 million in the 2018 period primarily due to only one six-month interest payment in July 2017 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016, compared to two interest payments in 2018 (January and July 2018); changes in the timing of certain interest payments as a result of our refinancing transactions in 2017 also impacted the year-over-year comparison;

•
Increased cash flows from our health plan businesses of $27 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

•	The timing of other working capital items.

Net cash provided by investing activities was $373 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $189 million for the three months ended March 31, 2017. The primary reason for the increase was proceeds from sales of facilities and other assets of $425 million in the 2018 period when we completed the sale of our hospitals, physician practices and related assets in the Philadelphia area, and we completed the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area compared to proceeds from sales of facilities and other assets of $20 million in the 2017 period. There was also an increase in proceeds from sales of marketable securities, long-term investments and other assets of $125 million in the 2018 period compared to the 2017 period, primarily due to the sales of our minority interests in four North Texas hospitals. Capital expenditures were $143 million and $198 million in the three months ended March 31, 2018 and 2017, respectively.

Net cash used in financing activities was $123 million and $141 million for the three months ended March 31, 2018 and 2017, respectively. The 2018 amount included our purchase of approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025. The 2017 amount included our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, by retiring the lease obligation for approximately $44 million.

We record our marketable equity securities and our marketable debt securities that are available-for-sale at fair market value. As shown in Note 16 to our Condensed Consolidated Financial Statements, the majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Unsecured Note Purchases—In March 2018, we purchased approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 for approximately $51 million, including approximately $1 million in accrued and unpaid interest through the dates of purchase. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $1 million in the three months ended March 31, 2018, primarily related to the difference between the purchase price and the par value of the notes, as well as the write-off of associated unamortized issuance costs. These purchases were made under an authorization that our board of directors provided in the three months ended September 30, 2017 to purchase up to $150 million of debt in the open market. This authorization will expire on December 31, 2018. At March 31, 2018, there was approximately $100 million remaining under this authorization.
Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At March 31, 2018, we were in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2018, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at March 31, 2018.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At March 31, 2018, we were in compliance with all covenants and conditions in our LC Facility. At March 31, 2018, we had approximately $100 million of standby letters of credit outstanding under the LC Facility.

For additional information regarding our long-term debt and capital lease obligations, see Note 6 to our accompanying Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements included in our Annual Report.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $142 million of standby letters of credit outstanding and guarantees at March 31, 2018.

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

Our critical accounting estimates have not changed from the description provided in our Annual Report, except for the changes related to the implementation of ASU 2014-09. See Note 1 to our accompanying Condensed Consolidated Financial Statements for a description of our revised policies for revenue recognition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below presents information about certain of our market-sensitive financial instruments at March 31, 2018. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums, discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$146	$598	$2,671	$1,941	$3,577	$6,174	$15,107	$15,141
Average effective interest rates	5.3%	5.8%	6.2%	4.7%	8.5%	6.2%	6.5%

At March 31, 2018, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 12 to our Condensed Consolidated Financial Statements, which is incorporated by reference.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”).

ITEM 5. OTHER INFORMATION

As disclosed in our Annual Report, in the fourth quarter of 2017, the U.S. Department of Justice (“DOJ”) notified the Company that the Company had breached certain reporting obligations under the terms of its Non-Prosecution Agreement (the “NPA”). On April 26, 2018, the DOJ notified the Company’s external counsel that the appropriate remedy for the breach would be an extension of the NPA from its scheduled expiration date of February 1, 2020 to November 1, 2020. The nine-month extension of the NPA resolves the breach notification, and the Company does not believe that such extension will have a material effect on the Company. For additional information regarding the breach notification and the terms of the NPA in general, reference is made to the section captioned “Compliance and Ethics-Non-Prosecution Agreement” in Item 1 of Part I of the Annual Report.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(3)	Articles of Incorporation and Bylaws

(a)
Certificate of Withdrawal of Certificate of Designation of Series R Preferred Stock, par value $0.15 per share, dated March 5, 2018 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018)

(b)
Amended and Restated Bylaws of the Registrant, as amended and restated effective March 23, 2018 (Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed March 26, 2018)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Amendment No. 1, dated March 5, 2018, to Rights Agreement, dated as of August 31, 2017, between the Registrant and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018)

(10)	Material Contracts

(a)
Support Agreement, dated March 23, 2018, between the Registrant and Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 26, 2018)

(b)
Employment Agreement, dated March 24, 2018, between the Registrant and Ronald A. Rittenmeyer (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 26, 2018)*

(c) Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan*

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 30, 2018	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)