Form 10-Q
period 2018-09-30
TENET HEALTHCARE CORP
filed 2018-11-05
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At October 31, 2018, there were 102,498,300 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$500	$611
Accounts receivable (less allowance for doubtful accounts of $898 at December 31, 2017)	2,484	2,616
Inventories of supplies, at cost	307	289
Income tax receivable	27	5
Assets held for sale	128	1,017
Other current assets	1,046	1,035
Total current assets	4,492	5,573
Investments and other assets	1,462	1,543
Deferred income taxes	348	455
Property and equipment, at cost, less accumulated depreciation and amortization ($5,169 at September 30, 2018 and $4,739 at December 31, 2017)	6,888	7,030
Goodwill	7,313	7,018
Other intangible assets, at cost, less accumulated amortization ($990 at September 30, 2018 and $883 at December 31, 2017)	1,762	1,766
Total assets	$22,265	$23,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$672	$146
Accounts payable	1,065	1,175
Accrued compensation and benefits	814	848
Professional and general liability reserves	230	200
Accrued interest payable	330	256
Liabilities held for sale	71	480
Other current liabilities	1,042	1,227
Total current liabilities	4,224	4,332
Long-term debt, net of current portion	14,178	14,791
Professional and general liability reserves	627	654
Defined benefit plan obligations	476	536
Deferred income taxes	36	36
Other long-term liabilities	622	631
Total liabilities	20,163	20,980
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,444	1,866
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 150,806,763 shares issued at September 30, 2018 and 149,384,952 shares issued at December 31, 2017	7	7
Additional paid-in capital	4,733	4,859
Accumulated other comprehensive loss	(202)	(204)
Accumulated deficit	(2,231)	(2,390)
Common stock in treasury, at cost, 48,360,191 shares at September 30, 2018 and 48,413,169 shares at December 31, 2017	(2,415)	(2,419)
Total shareholders’ deficit	(108)	(147)
Noncontrolling interests	766	686
Total equity	658	539
Total liabilities and equity	$22,265	$23,385

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating revenues:
Net operating revenues before provision for doubtful accounts		$4,941		$15,310
Less: Provision for doubtful accounts		355		1,109
Net operating revenues	$4,489	4,586	$13,694	14,201
Equity in earnings of unconsolidated affiliates	33	38	97	95
Operating expenses:
Salaries, wages and benefits	2,116	2,264	6,478	6,990
Supplies	726	740	2,248	2,285
Other operating expenses, net	1,094	1,120	3,181	3,466
Electronic health record incentives	—	(1)	(1)	(8)
Depreciation and amortization	204	219	602	662
Impairment and restructuring charges, and acquisition-related costs	46	329	123	403
Litigation and investigation costs	9	6	28	12
Net losses (gains) on sales, consolidation and deconsolidation of facilities	7	(104)	(111)	(142)
Operating income	320	51	1,243	628
Interest expense	(249)	(257)	(758)	(775)
Other non-operating expense, net	—	(4)	(2)	(14)
Loss from early extinguishment of debt	—	(138)	(2)	(164)
Income (loss) from continuing operations, before income taxes	71	(348)	481	(325)
Income tax benefit (expense)	(6)	60	(120)	105
Income (loss) from continuing operations, before discontinued operations	65	(288)	361	(220)
Discontinued operations:
Income (loss) from operations	—	(1)	3	(1)
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	—	(1)	3	(1)
Net income (loss)	65	(289)	364	(221)
Less: Net income available to noncontrolling interests	74	78	248	254
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(9)	$(367)	$116	$(475)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(9)	$(366)	$113	$(474)
Income (loss) from discontinued operations, net of tax	—	(1)	3	(1)
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(9)	$(367)	$116	$(475)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.09)	$(3.63)	$1.11	$(4.72)
Discontinued operations	—	(0.01)	0.03	(0.01)
	$(0.09)	$(3.64)	$1.14	$(4.73)
Diluted
Continuing operations	$(0.09)	$(3.63)	$1.09	$(4.72)
Discontinued operations	—	(0.01)	0.03	(0.01)
	$(0.09)	$(3.64)	$1.12	$(4.73)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	102,402	100,812	101,980	100,475
Diluted	102,402	100,812	103,802	100,475

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$65	$(289)	$364	$(221)
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	3	4	11	12
Unrealized gains on securities held as available-for-sale	—	2	—	5
Sale of foreign subsidiary	37	—	37	—
Foreign currency translation adjustments	—	5	(3)	14
Other comprehensive income before income taxes	40	11	45	31
Income tax benefit (expense) related to items of other comprehensive income	1	(7)	—	(11)
Total other comprehensive income, net of tax	41	4	45	20
Comprehensive net income (loss)	106	(285)	409	(201)
Less: Comprehensive income available to noncontrolling interests	74	78	248	254
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$32	$(363)	$161	$(455)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Net income (loss)	$364	$(221)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	602	662
Provision for doubtful accounts	—	1,109
Deferred income tax expense (benefit)	110	(145)
Stock-based compensation expense	34	44
Impairment and restructuring charges, and acquisition-related costs	123	403
Litigation and investigation costs	28	12
Net gains on sales, consolidation and deconsolidation of facilities	(111)	(142)
Loss from early extinguishment of debt	2	164
Equity in earnings of unconsolidated affiliates, net of distributions received	9	(4)
Amortization of debt discount and debt issuance costs	33	33
Pre-tax loss (income) from discontinued operations	(3)	1
Other items, net	(22)	(19)
Changes in cash from operating assets and liabilities:
Accounts receivable	(36)	(1,046)
Inventories and other current assets	73	97
Income taxes	(14)	(14)
Accounts payable, accrued expenses and other current liabilities	(194)	(141)
Other long-term liabilities	(82)	7
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(113)	(88)
Net cash used in operating activities from discontinued operations, excluding income taxes	(4)	(3)
Net cash provided by operating activities	799	709
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(404)	(492)
Purchases of businesses or joint venture interests, net of cash acquired	(97)	(41)
Proceeds from sales of facilities and other assets	498	826
Proceeds from sales of marketable securities, long-term investments and other assets	165	20
Purchases of equity investments	(43)	(64)
Other long-term assets	5	(16)
Other items, net	(4)	(6)
Net cash provided by investing activities	120	227
Cash flows from financing activities:
Repayments of borrowings under credit facility	(505)	(850)
Proceeds from borrowings under credit facility	505	850
Repayments of other borrowings	(238)	(4,099)
Proceeds from other borrowings	15	3,788
Debt issuance costs	—	(62)
Distributions paid to noncontrolling interests	(217)	(178)
Proceeds from sales of noncontrolling interests	14	29
Purchases of noncontrolling interests	(643)	(722)
Proceeds from exercise of stock options and employee stock purchase plan	15	5
Other items, net	24	16
Net cash used in financing activities	(1,030)	(1,223)
Net decrease in cash and cash equivalents	(111)	(287)
Cash and cash equivalents at beginning of period	611	716
Cash and cash equivalents at end of period	$500	$429
Supplemental disclosures:
Interest paid, net of capitalized interest	$(652)	$(617)
Income tax payments, net	$(24)	$(54)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At September 30, 2018, we operated 68 hospitals, 21 surgical hospitals and approximately 475 outpatient centers in the United States through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”). Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation for and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. For the nine months ended September 30, 2018, we recorded approximately $1.052 billion of implicit price concessions as a direct reduction of net operating revenues that would have been recorded as provision for doubtful accounts prior to the adoption of ASU 2014-09. At January 1, 2018, we reclassified $171 million of revenues related to patients who were still receiving inpatient care in our facilities at that date from accounts receivable, less allowance for doubtful accounts, to contract assets, which are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2018. The adoption of ASU 2014-09 also resulted in changes to our presentation and disclosure of customer contract assets and liabilities and the assessment of variable consideration under customer contracts, which are further discussed in Note 3.

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

In addition, we adopted ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) effective January 1, 2018, which supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Upon adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative effect adjustment to decrease accumulated deficit by approximately $7 million for unrealized gains on equity securities.

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

Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains or losses from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for our services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Translation of Foreign Currencies

We divested European Surgical Partners Limited (“Aspen”) in August of 2018; prior to that time, Aspen’s accounts were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates were accumulated in shareholders’ equity until we divested Aspen.

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

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were approximately $500 million and $611 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, our book overdrafts were approximately $235 million and $311 million, respectively, which were classified as accounts payable.

At September 30, 2018 and December 31, 2017, approximately $165 million and $179 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and approximately $28 million and $30 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at September 30, 2018 and December 31, 2017, we had $86 million and $117 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $61 million and $79 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2018 and 2017, we entered into non-cancellable capital leases of approximately $94 million and $82 million, respectively, primarily for equipment.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2018:
Capitalized software costs	$1,680	$(842)	$838
Trade names	102	—	102
Contracts	865	(72)	793
Other	105	(76)	29
Total	$2,752	$(990)	$1,762

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2017:
Capitalized software costs	$1,582	$(754)	$828
Trade names	102	—	102
Contracts	859	(60)	799
Other	106	(69)	37
Total	$2,649	$(883)	$1,766

Estimated future amortization of intangibles with finite useful lives at September 30, 2018 is as follows:

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2018	2019	2020	2021	2022
Amortization of intangible assets	$1,090	$41	$152	$127	$108	$97	$565

We recognized amortization expense of $134 million and $125 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, respectively.

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

Subsequent to the adoption of ASU 2016-01 on January 1, 2018, we classify investments in debt securities as either available-for-sale, held-to-maturity or as part of a trading portfolio, but these classifications are no longer applicable to equity securities. At September 30, 2018, we had no significant investments in debt securities classified as either held-to-maturity or trading. We carry debt securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating expense, net, in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates
We control 228 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (107 of 335 at September 30, 2018), as well as additional facilities in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income available to the investee as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for the equity method investees within our Ambulatory Care segment is included in the following table, as well as summarized financial information for the four North Texas hospitals in which we held minority interests that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. We recorded a gain of approximately $13 million in the nine months ended September 30, 2018 due to the sales of our minority interests in these hospitals. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating revenues	$546	$635	$1,667	$1,819
Net income	$126	$143	$374	$376
Net income available to the investees	$80	$93	$240	$242

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	September 30, 2018	December 31, 2017
Continuing operations:
Patient accounts receivable	$2,336	$3,376
Allowance for doubtful accounts	—	(898)
Estimated future recoveries	139	132
Net cost reports and settlements payable and valuation allowances	7	4
	2,482	2,614
Discontinued operations	2	2
Accounts receivable	$2,484	$2,616

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

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized in the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Estimated costs for:
Self-pay patients	$172	$164	$477	$484
Charity care patients	28	29	91	92
Total	$200	$193	$568	$576
Medicaid DSH and other supplemental revenues	$233	$140	$651	$462

At September 30, 2018, we had approximately $147 million and $318 million of receivables recorded in other current assets and investments and other assets, respectively, and approximately $61 million and $68 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet related to California’s provider fee program. At December 31, 2017, we had approximately $312 million and $266 million of receivables recorded in other current assets and investments and other assets, respectively, and approximately $159 million and $49 million recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet related to California’s provider fee program.

NOTE 3. CONTRACT BALANCES

Hospital Operations and Other Segment

Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets on the accompanying Condensed Consolidated Balance Sheet at September 30, 2018. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

	2018	2017
January 1,	$171	$—
September 30,	152	—
Increase/(decrease)	$(19)	$—

The increase in the contract asset balances from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is due to the implementation of ASU 2014-09 effective January 1, 2018 using a modified retrospective method of application. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, on our consolidated balance sheets. Approximately 89% of our Hospital Operations and other segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
January 1, 2018	$89	$10	$80	$21
September 30, 2018	89	11	74	21
Increase/(decrease)	$—	$1	$(6)	$—

January 1, 2017	$67	$8	$76	$26
September 30, 2017	102	6	79	22
Increase/(decrease)	$35	$(2)	$3	$(4)

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

The amount of revenue Conifer recognized in the nine months ended September 30, 2018 and 2017 that was included in the opening current deferred revenue liability was $68 million and $72 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB ASC 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset that we otherwise would have recognized is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset that we otherwise would have recognized is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. We recognized amortization expense of $3 million in both of the three month periods ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, we recognized amortization expense of $9 million and $7 million, respectively. At September 30, 2018 and December 31, 2017, the unamortized customer contract costs were $31 million and $35 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended December 31, 2017, three of our hospitals in the Chicago-area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $117 million as “assets held for sale” in current assets and the related liabilities of $55 million as “liabilities held for sale” in current liabilities on the accompanying Condensed Consolidated Balance Sheet at September 30, 2018. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $17 million and $73 million in the three months ended March 31, 2018 and December 31, 2017, respectively, for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets. On July 18, 2018, we announced the signing of a definitive agreement for the sale of these hospitals and hospital-affiliated operations.

In addition, certain assets and the related liabilities of our health plan in California were classified as held for sale in the three months ended December 31, 2017. We have classified $11 million of assets as “assets held for sale” in current assets and the related liabilities of $16 million as “liabilities held for sale” in current liabilities on the accompanying Condensed Consolidated Balance Sheet at September 30, 2018 related to this health plan. These assets and liabilities, which are in our Hospital Operations and other segment, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. There was no impairment recorded for a write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of this health plan.

Assets and liabilities classified as held for sale at September 30, 2018 were comprised of the following:

Accounts receivable	$56
Other current assets	18
Investments and other long-term assets	2
Property and equipment	45
Goodwill	7
Current liabilities	(64)
Long-term liabilities	(7)
Net assets held for sale	$57

In the three months ended September 30, 2018, we completed the sale of our nine Aspen facilities in the United Kingdom for net pre-tax cash proceeds of approximately $15 million; these assets met the criteria to be classified as held for sale in the three months ended September 30, 2017. We recorded impairment charges related to this planned divestiture in each of the three month periods ended September 30, 2018, June 30, 2018 and September 30, 2017 of $5 million, $4 million and $59 million, respectively, for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell.

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

In the three months ended March 31, 2018, we completed the sale of MacNeal Hospital, which is located in a suburb of Chicago, and other operations affiliated with the hospital; these assets met the criteria to be classified as held for sale in the three months ended September 30, 2017. As a result of this transaction, we recorded a gain on sale of $88 million and received net pre-tax cash proceeds of $249 million in the nine months ended September 30, 2018.

The real estate related to Abrazo Maryvale Hospital in Arizona, which we closed in December 2017, was divested in the three months ended March 31, 2018, resulting in net pre-tax proceeds of $7 million. The real estate was classified as held for sale in the three months ended December 31, 2017.

In the three months ended September 30, 2017, we entered into a definitive agreement for the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area. At that time, we recorded impairment charges of $235 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, as a result of this anticipated transaction. This transaction closed in January 2018, resulting in net pre-tax proceeds of $152.5 million in cash and a secured promissory note for $17.5 million in the nine months ended September 30, 2018.

The following table provides information on significant components of our business that have been disposed of since June 30, 2017 or are classified as held for sale at September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Significant disposals:
Income (loss) from continuing operations, before income taxes
Houston (includes an $111 million gain on sale in the 2017 period)	$—	$108	$—	$136
Philadelphia (includes $235 million of impairment charges in the 2017 period)	1	(233)	(10)	(245)
MacNeal (includes an $88 million gain on sale in the 2018 period)	(7)	5	90	23
Aspen (includes $59 million of impairment charges in the 2017 period)	(6)	(63)	(6)	(69)
Total	$(12)	$(183)	$74	$(155)

Significant planned divestitures classified as held for sale:
Income (loss) from continuing operations, before income taxes
Chicago-area (includes $17 million of impairment charges in the 2018 period)	$(10)	$(2)	$(25)	$(5)
Total	$(10)	$(2)	$(25)	$(5)

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $123 million, consisting of $29 million of impairment charges, $82 million of restructuring charges and $12 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $3 million of other impairment charges. Restructuring charges consisted of $47 million of employee severance costs, $10 million of contract and lease termination fees, and $25 million of other restructuring costs. Acquisition-related costs consisted of $8 million of transaction costs and $4 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2018 were comprised of $81 million from our Hospital Operations and other segment, $20 million from our Ambulatory Care segment and $22 million from our Conifer segment.

During the nine months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $403 million, consisting of $326 million of impairment charges, $61 million of restructuring charges and $16 million of acquisition-related costs. Impairment charges consisted primarily of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $29 million of impairment of two equity method investments and $3 million to write-down intangible assets. Restructuring charges consisted of $40 million of employee severance costs, $8 million of contract and lease termination fees, and $13 million of other restructuring costs. Acquisition-related costs consisted of $5 million of transaction costs and $11 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2017 were comprised of $319 million from our Hospital Operations and other segment, $70 million from our Ambulatory Care segment and $14 million from our Conifer segment.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve the facility’s most recent projections. If these projections are not met, or if negative trends occur or continue that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional impairment or restructuring charges, which could be material.

At September 30, 2018, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Senior unsecured notes:
5.500% due 2019	$500	$500
6.750% due 2020	300	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,900
7.000% due 2025	478	500
6.875% due 2031	362	430
Senior secured first lien notes:
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
4.625% due 2024	1,870	1,870
Senior secured second lien notes:
7.500% due 2022	750	750
5.125% due 2025	1,410	1,410
Capital leases	424	431
Mortgage notes	78	77
Unamortized issue costs, note discounts and premiums	(194)	(231)
Total long-term debt	14,850	14,937
Less current portion	672	146
Long-term debt, net of current portion	$14,178	$14,791

Senior Secured and Senior Unsecured Notes

In August 2018, we purchased approximately $38 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for approximately $36 million, including approximately $1 million in accrued and unpaid interest through the dates of purchase.

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

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At September 30, 2018, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2018.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof will accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit will accrue at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2018, we had approximately $96 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

At September 30, 2018, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $186 million. We had a total liability of $138 million recorded for these guarantees included in other current liabilities at September 30, 2018.

At September 30, 2018, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $27 million. Of the total,

$18 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2018.

NOTE 8. EMPLOYEE BENEFIT PLANS

In recent years, we have granted both options and restricted stock units to certain of our employees. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock or the equivalent value in cash in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At September 30, 2018, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 5.2 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (approximately 4.1 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

Our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 include $34 million and $44 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2017	2,564,822	$20.35
Granted	635,196	21.33
Exercised	(612,074)	18.36
Forfeited/Expired	(299,581)	36.21
Outstanding at September 30, 2018	2,288,363	$19.08	$22	7.0 years
Vested and expected to vest at September 30, 2018	2,288,363	$19.08	$22	7.0 years
Exercisable at September 30, 2018	774,812	$17.34	$9	3.4 years

There were 612,074 and 16,525 stock options exercised during the nine months ended September 30, 2018 and 2017, respectively, with aggregate intrinsic values of approximately $4 million and less than $1 million, respectively.

At September 30, 2018, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

In the three months ended June 30, 2018, we granted an aggregate of 31,184 performance-based stock options under our 2008 Stock Incentive Plan to new senior officers. The options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $44.29 (a 25% premium above the May 31, 2018 grant-date closing stock price of $35.43) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the three months ended March 31, 2018, we granted an aggregate of 604,012 performance-based stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $25.75 (a 25% premium above the February 28, 2018 grant-date closing stock price of $20.60) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

In the three months ended September 30, 2017, we granted 408,526 performance-based stock options under our 2008 Stock Incentive Plan to our executive chairman. The stock options all vested on the first anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $20.53 (a 25% premium above the September 29, 2017 grant-date closing stock price of $16.43) for at least 30 consecutive trading days within four years of the grant date was met; these options will expire on the fifth anniversary of the grant date. In the three months ended March 31, 2017, we granted an aggregate of 987,781 performance-based stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $23.74 (a 25% premium above the March 1, 2017 grant-date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2018 and 2017 was $9.16 and $7.68 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended September 30,	Three Months Ended September 30,	Three Months Ended March 31,
	2018	2017
Expected volatility	46%	46%	49%
Expected dividend yield	0%	0%	0%
Expected life	6.2 years	3.0 years	6.2 years
Expected forfeiture rate	0%	0%	0%
Risk-free interest rate	2.72%	1.92%	2.15%

The expected volatility used for the 2018 Monte Carlo simulation incorporates historical volatility based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options; it does not consider the implied volatility from open-market exchanged options due to the limited trading activity and the transient nature of factors impacting our stock price volatility. The expected volatility used for the Monte Carlo simulation for the options granted in the three months ended September 30, 2017 incorporated historical volatility based on an analysis of historical prices of our stock. The expected volatility used for the Monte Carlo simulation for the options granted in the three months ended March 31, 2017 incorporated historical and implied share-price volatility and was based on an analysis of historical prices of our stock and open-market exchanged options. In each case, the expected volatility reflected the historical volatility for a duration consistent with the contractual life of the options. The historical share-price volatility for 2018 excludes the movements in our stock price for the period from August 15, 2017 through November 30, 2017 due to the departure of certain board members and officers, as well as reports that we were exploring a potential sale of the company. The historical share-price volatility for 2017 excludes the movements in our stock price on two dates (April 8, 2011 and April 11, 2011) with unusual volatility due to an unsolicited acquisition proposal. The expected life of options granted is derived from Tenet’s historical stock option exercise behavior, adjusted for the exercisable period (i.e., from the third anniversary through the tenth anniversary of the grant date). The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	90,184	0.4 years	$4.56	90,184	$4.56
$4.57 to $19.759	1,292,315	7.0 years	18.18	413,960	16.46
$19.76 to $35.430	905,864	7.7 years	21.81	270,668	22.94
	2,288,363	7.0 years	$19.08	774,812	$17.34

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2017	2,253,988	$35.20
Granted	734,091	24.70
Vested	(872,062)	34.03
Forfeited	(128,074)	36.24
Unvested at September 30, 2018	1,987,943	$31.77

In the nine months ended September 30, 2018, we granted 734,091 restricted stock units, of which 288,325 will vest and be settled ratably over a three-year period from the grant date, 339,806 will vest and be settled ratably over a two-year period from the grant date, and 29,870 will vest and be settled on the third anniversary of the grant date. In addition, in May 2018, we made an annual grant of 54,198 restricted stock units to our non-employee directors for the 2018-2019 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the board of directors appointed two new members in May 2018, we made initial grants totaling 3,670 restricted stock units to these directors, as well as prorated annual grants totaling 12,154 restricted stock units. Both the initial grants and the annual grants vested immediately, however the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 6,068 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified performance goals for the years 2018 to 2020. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 6,068 units granted, depending on our level of achievement with respect to the performance goals.

At September 30, 2018, there were $22 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.6 years.

Employee Retirement Plans

In the nine months ended September 30, 2018 and 2017, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of approximately $2 million and $1 million, respectively, in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of approximately $12 million and $20 million, respectively, in other non-operating expense, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the nine months ended September 30, 2018 and 2017 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,390)	$(2,419)	$686	$539
Net income	—	—	—	—	99	—	31	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	8	—	—	—	8
Accretion of redeemable noncontrolling interests	—	—	(37)	—	—	—	—	(37)
Purchases (sales) of businesses and noncontrolling interests	—	—	(4)	—	—	—	(2)	(6)
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,017	—	15	—	—	1	—	16
Balances at March 31, 2018	101,989	$7	$4,833	$(239)	$(2,248)	$(2,418)	$681	$616
Net income	—	—	—	—	26	—	42	68
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Accretion of redeemable noncontrolling interests	—	—	(123)	—	—	—	—	(123)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	45	43
Stock-based compensation expense, tax benefit and issuance of common stock	312	—	14	—	—	—	—	14
Balances at June 30, 2018	102,301	$7	$4,722	$(243)	$(2,222)	$(2,418)	$730	$576
Net income	—	—	—	—	(9)	—	40	31
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	41	—	—	—	41
Accretion of redeemable noncontrolling interests	—	—	(6)	—	—	—	—	(6)
Purchases (sales) of businesses and noncontrolling interests	—	—	3	—	—	—	36	39
Stock-based compensation expense, tax benefit and issuance of common stock	146	—	14	—	—	3	—	17
Balances at September 30, 2018	102,447	$7	$4,733	$(202)	$(2,231)	$(2,415)	$766	$658

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(53)	—	36	(17)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(36)	(36)
Other comprehensive income	—	—	—	3	—	—	—	3
Purchases (sales) of businesses and noncontrolling interests	—	—	4	—	—	—	(1)	3
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense and issuance of common stock	735	—	3	—	—	—	—	3
Balances at March 31, 2017	100,421	$7	$4,834	$(255)	$(1,739)	$(2,417)	$664	$1,094
Net income (loss)	—	—	—	—	(55)	—	35	(20)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(29)	(29)
Other comprehensive income	—	—	—	13	—	—	—	13
Accretion of redeemable noncontrolling interests	—	—	(29)	—	—	—	—	(29)
Purchases (sales) of businesses and noncontrolling interests	—	—	(8)	—	—	—	12	4
Stock-based compensation expense and issuance of common stock	289	—	22	—	—	—	—	22
Balances at June 30, 2017	100,710	$7	$4,819	$(242)	$(1,794)	$(2,417)	$682	$1,055
Net income (loss)	—	—	—	—	(367)	—	28	(339)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Other comprehensive income	—	—	—	4	—	—	—	4
Accretion of redeemable noncontrolling interests	—	—	(3)	—	—	—	—	(3)
Purchases (sales) of businesses and noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Stock-based compensation expense and issuance of common stock	121	—	19	—	—	(2)	—	17
Balances at September 30, 2017	100,831	$7	$4,835	$(238)	$(2,161)	$(2,419)	$671	$695

Our noncontrolling interests balances at September 30, 2018 and December 31, 2017 were comprised of $67 million and $64 million, respectively, from our Hospital Operations and other segment, and $699 million and $622 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2018 and 2017 in the table above were comprised of $6 million and $9 million, respectively, from our Hospital Operations and other segment, and $107 million and $90 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues less provision for doubtful accounts and implicit price concessions from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$681	$773	$2,164	$2,455
Medicaid	336	252	971	806
Managed care	2,228	2,327	6,869	7,211
Self-pay	33	9	78	40
Indemnity and other	156	161	438	457
Total	3,434	3,522	10,520	10,969
Physician practices revenues	280	270	825	810
Health plans	8	10	14	100
Revenue from other sources	40	64	83	187
Hospital Operations and other total prior to inter-segment eliminations	3,762	3,866	11,442	12,066
Ambulatory Care	502	468	1,531	1,395
Conifer	371	401	1,161	1,203
Inter-segment eliminations	(146)	(149)	(440)	(463)
Net operating revenues	$4,489	$4,586	$13,694	$14,201

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2018 and 2017 by $11 million and $36 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues less provision for doubtful accounts and implicit price concessions for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net patient service revenues	$471	$434	$1,440	$1,305
Management fees	22	23	68	67
Revenue from other sources	9	11	23	23
Net operating revenues	$502	$468	$1,531	$1,395

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue cycle services – Tenet	$141	$142	$424	$434
Revenue cycle services – other customers	203	229	655	674
Other services – Tenet	5	7	16	29
Other services – other customers	22	23	66	66
Net operating revenues	$371	$401	$1,161	$1,203

Other services represent approximately 7% of Conifer’s revenue and include services such as value-based care, consulting and project services.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primaril

y consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends in 2032.

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2018	2019	2020	2021	2022
Performance obligations	$8,032	$161	$653	$653	$604	$578	$5,383

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

Professional and General Liability Reserves

At September 30, 2018 and December 31, 2017, the aggregate current and long-term professional and general liability reserves in our accompanying Condensed Consolidated Balance Sheets were approximately $857 million and $854 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 3.01% at September 30, 2018 and 2.33% at December 31, 2017.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $267 million and $225 million for the nine months ended September 30, 2018 and 2017, respectively.

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

We are also subject to a non-prosecution agreement, as described in our Annual Report and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed by purported shareholders of the Company’s common stock on behalf of the Company against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. (A separate shareholder derivative lawsuit, captioned Horwitz, derivatively on behalf of Tenet Healthcare Corporation, was filed in January 2017 in the U.S. District Court for the Northern District of Texas; however, in January 2018, the plaintiff in the Horwitz matter voluntarily dismissed his case.) The consolidated shareholder derivative petition alleges that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs allege that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claim that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, on July 6, 2018, the defendants filed pleadings seeking dismissal of the lawsuit. On October 8, 2018, the judge granted defendants’ motion to dismiss, but also agreed to give plaintiffs 30 days to replead their complaint. If necessary, the defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded during the nine months ended September 30, 2018 and 2017:

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Nine Months Ended September 30, 2018
Continuing operations	$12	$28	$(24)	$16
Discontinued operations	—	—	—	—
	$12	$28	$(24)	$16
Nine Months Ended September 30, 2017
Continuing operations	$12	$12	$(14)	$10
Discontinued operations	—	—	—	—
	$12	$12	$(14)	$10

For the nine months ended September 30, 2018 and 2017, we recorded costs of $28 million and $12 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As previously disclosed, as part of the acquisition of United Surgical Partners International in 2015, we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in USPI held by our joint venture partners. In January 2016, Welsh, Carson, Anderson & Stowe (“WCAS”), on behalf of our joint venture partners, delivered a put notice for the minimum number of shares they were required to put to us in 2016 according to the Put/Call Agreement. In April 2016, we paid approximately $127 million to purchase those shares, which increased our ownership interest in USPI to approximately 56.3%. On May 1, 2017, we amended and restated the Put/Call Agreement to provide for, among other things, the acceleration of our acquisition of certain shares of USPI. On July 3, 2017, we paid approximately $716 million for the purchase of 23.7% of USPI, which increased our ownership interest to 80.0%, as well as the final adjustment to the 2016 purchase price. In April 2018, we reached an agreement with WCAS on behalf of our joint venture partners to provide for the acceleration of our acquisition of all the remaining shares they owned in USPI and the settlement of adjustments to the price we paid for the shares we purchased from our joint venture partners in 2017. Under the terms of the agreement, we paid WCAS approximately $630 million to buy our joint venture partners’ 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results. The agreement also satisfied any obligations under the previous amended and restated Put/Call Agreement with WCAS, including any future adjustments to the price for any future financial results of USPI. At September 30, 2018, we owned 95.0% of USPI, as the agreement with WCAS did not have any impact on the separate put/call agreement with Baylor University Medical Center for the 5% ownership interest it holds in USPI. Due to the accelerations of our acquisitions of shares of USPI, we recorded the differences between the carrying values and the purchase prices as accretion of redeemable noncontrolling interest and additional paid-in-capital in the nine months ended September 30, 2018 and 2017.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Balances at beginning of period	$1,866	$2,393
Net income	135	155
Distributions paid to noncontrolling interests	(107)	(85)
Accretion of redeemable noncontrolling interests	166	32
Purchases and sales of businesses and noncontrolling interests, net	(616)	(679)
Balances at end of period	$1,444	$1,816

The following tables show the composition by segment of our redeemable noncontrolling interests balances at September 30, 2018 and December 31, 2017, as well as our net income available to redeemable noncontrolling interests for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	December 31, 2017
Hospital Operations and other	$487	$519
Ambulatory Care	695	1,137
Conifer	262	210
Redeemable noncontrolling interests	$1,444	$1,866

	Nine Months Ended September 30,
	2018	2017
Hospital Operations and other	$(17)	$14
Ambulatory Care	102	103
Conifer	50	38
Net income available to redeemable noncontrolling interests	$135	$155

NOTE 14. INCOME TAXES

During the three months ended September 30, 2018, we recorded income tax expense of $6 million in continuing operations on pre-tax income of $71 million compared to an income tax benefit of $60 million on a pre-tax loss of $348 million during the three months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded income tax expense of $120 million in continuing operations on pre-tax income of $481 million compared to an income tax benefit of $105 million on a pre-tax loss of $325 million during the nine months ended September 30, 2017. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax expense at statutory federal rate of 21% (35% for 2017)	$15	$(122)	$101	$(114)
State income taxes, net of federal income tax benefit	3	8	20	13
Tax benefit available to noncontrolling interests	(15)	(25)	(49)	(79)
Nondeductible goodwill	—	104	7	104
Tax benefit related to loss on Aspen sale	(18)	—	(18)	—
Change in tax contingency reserves, including interest	—	(1)	—	(3)
Stock-based compensation	—	—	4	9
Change in valuation allowance-interest expense limitation	24	—	54	—
Change in indefinite reinvestment assertion	—	(30)	—	(30)
Change in valuation allowance-other	—	(5)	—	(5)
Other items	(3)	11	1	—
Income tax expense (benefit)	$6	$(60)	$120	$(105)

Following the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. In December 2017, we recorded tax expense of $252 million as a provisional estimate of the impact of the Tax Act, including the decrease in the corporate income tax rate from 35% to 21%. During the quarter ended September 30, 2018, we updated the provisional estimate based on 2017 federal income tax filings that were nearing completion and recorded a tax benefit of $2 million. We have not completed our accounting for income tax effects of the Tax Act because we are still finalizing the impact of all 2017 tax return filings, and we continue to evaluate guidance issued by the Internal Revenue Service. The accounting will be completed within the one year measurement period prescribed by SAB 118.

During the nine months ended September 30, 2018, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at September 30, 2018 was $46 million, of which $44 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2018 were $4 million, all of which related to continuing operations.

At September 30, 2018, approximately $4 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three and nine months ended September 30, 2018 and 2017. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2018
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(9)	102,402	$(0.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(9)	102,402	$(0.09)

Three Months Ended September 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(366)	100,812	$(3.63)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(366)	100,812	$(3.63)

Nine Months Ended September 30, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$113	101,980	$1.11
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,822	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$113	103,802	$1.09

Nine Months Ended September 30, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(474)	100,475	$(4.72)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(474)	100,475	$(4.72)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three months ended September 30, 2018 and the three and nine months ended September 30, 2017, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 2,173 and 711 for the three months ended September 30, 2018 and 2017, respectively, and 747 for the nine months ended September 30, 2017.

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

	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$45	$—	$45	$—
	$45	$—	$45	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$456	$—	$456	$—
Other than temporarily impaired equity method investments	113	—	113	—
	$569	$—	$569	$—

As described in Note 5, in the nine months ended September 30, 2018, we recorded $29 million of impairment charges, consisting primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $3 million of other impairment charges.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2018 and December 31, 2017, the estimated fair value of our long-term debt was approximately 100.9% and 100.2%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Current assets	$5	$4
Property and equipment	12	5
Other intangible assets	7	5
Goodwill	211	65
Other long-term assets	1	1
Previously held equity method investment	(19)	—
Current liabilities	1	(4)
Long-term liabilities	(16)	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(18)	(18)
Noncontrolling interests	(85)	(13)
Cash paid, net of cash acquired	(97)	(41)
Gains on consolidations	$2	$3

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $211 million from acquisitions completed during the nine months ended September 30, 2018 was recorded in our Ambulatory Care segment. Approximately $8 million and $5 million in transaction costs related to prospective and closed acquisitions were expensed during the nine month periods ended September 30, 2018 and 2017, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the nine months ended September 30, 2018 and 2017, we recognized gains totaling $2 million and $3 million, respectively, associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 18. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. At September 30, 2018, our subsidiaries operated 68 hospitals (certain of which are classified as held for sale, as described in Note 4), serving primarily urban and suburban communities in 10 states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At September 30, 2018, USPI had interests in 255 ambulatory surgery centers, 36 urgent care centers, 23 imaging centers and 21 surgical hospitals in 27 states. At September 30, 2018, we owned 95.0% of USPI.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At September 30, 2018, Conifer provided services to approximately 780 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital

Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At September 30, 2018, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	September 30, 2018	December 31, 2017
Assets:
Hospital Operations and other	$15,556	$16,466
Ambulatory Care	5,640	5,822
Conifer	1,069	1,097
Total	$22,265	$23,385

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital expenditures:
Hospital Operations and other	$115	$122	$343	$441
Ambulatory Care	18	16	46	37
Conifer	3	6	15	14
Total	$136	$144	$404	$492

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,762	$3,866	$11,442	$12,066
Ambulatory Care	502	468	1,531	1,395
Conifer
Tenet	146	149	440	463
Other customers	225	252	721	740
Total Conifer	371	401	1,161	1,203
Inter-segment eliminations	(146)	(149)	(440)	(463)
Total	$4,489	$4,586	$13,694	$14,201

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$2	$4	$6	$4
Ambulatory Care	31	34	91	91
Total	$33	$38	$97	$95

Adjusted EBITDA(2):
Hospital Operations and other(2)	$312	$269	$1,059	$924
Ambulatory Care	184	159	547	476
Conifer	81	79	270	204
Total	$577	$507	$1,876	$1,604

Depreciation and amortization:
Hospital Operations and other	$175	$185	$514	$560
Ambulatory Care	17	22	51	66
Conifer	12	12	37	36
Total	$204	$219	$602	$662

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA(2)	$577	$507	$1,876	$1,604
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	9	(6)	9	(41)
Depreciation and amortization	(204)	(219)	(602)	(662)
Impairment and restructuring charges, and acquisition-related costs	(46)	(329)	(123)	(403)
Litigation and investigation costs	(9)	(6)	(28)	(12)
Interest expense	(249)	(257)	(758)	(775)
Loss from early extinguishment of debt	—	(138)	(2)	(164)
Other non-operating expense, net	—	(4)	(2)	(14)
Net gains on sales, consolidation and deconsolidation of facilities	(7)	104	111	142
Income (loss) from continuing operations, before income taxes	$71	$(348)	$481	$(325)

(1)
Hospital Operations and other revenues includes health plan revenues of $8 million and $14 million for the three and nine months ended September 30, 2018, respectively, and $10 million and $100 million for the three and nine months ended September 30, 2017, respectively.

(2)
Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $9 million for both of the three and nine month periods ended September 30, 2018, and $(6) million and $(41) million for the three and nine months ended September 30, 2017, respectively.

NOTE 19. RECENT ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheets upon adoption. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements,” which allows lessees and lessors to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. This guidance will be effective for us beginning in 2019, and we intend to use the retrospective method as of the period of adoption rather than the earliest period presented. Our implementation plan is substantially complete. We are now finalizing the configuration and testing of our lease accounting technology system, gathering new lease contracts and abstracting key financial data, and finalizing design of revisions needed to our processes and internal controls. We are also continuing to evaluate accounting policy options under the standard and the impact of implementing this guidance on our consolidated financial statements, but we do expect to elect the three packaged transition practical expedients under ASC 842-10-65-1(f) and the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of our facilities were classified as held for sale at September 30, 2018. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI”), in which we own a majority interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At September 30, 2018, USPI had interests in 255 ambulatory surgery centers, 36 urgent care centers, 23 imaging centers and 21 surgical hospitals in 27 states. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted admission, per adjusted patient day and per case amounts). Continuing operations information includes the results of (i) our same 68 hospitals operated throughout the nine months ended September 30, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (v) MacNeal Hospital, which we divested effective March 1, 2018, and (vi) Des Peres Hospital, which we divested effective May 1, 2018. The results of our Aspen facilities are included until August 17, 2018, the date of divestiture. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. In addition, although we operated four North Texas hospitals throughout the nine months ended September 30, 2017 and from January 1 through February 28, 2018, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Divestiture of Our Aspen Subsidiary—On August 17, 2018, we completed the previously announced sale of HCN European Surgery Center Holdings Limited, which owns Aspen, for net pre-tax cash proceeds of approximately $15 million. Aspen’s assets in the United Kingdom include nine private hospitals and clinics. The sale is subject to customary post-closing purchase price adjustments. With this transaction, we no longer operate healthcare facilities outside of the United States.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, enhancing patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting service lines, businesses and markets that we believe are no longer strategic to our long-term growth. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations, which are intended to lower annual operating expenses by $250 million. We anticipate achieving the full annualized run-rate savings by the end of 2018. Most of the savings are expected to be achieved through actions within both our Hospital Operations and other segment and our Conifer segment. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of approximately $47 million in the nine months ended September 30, 2018, and we expect to incur additional such restructuring charges in the remainder of 2018.

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

Exploration of Strategic Alternatives for Conifer While Continuing to Drive Conifer’s Growth—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of a potential sale of Conifer. In addition to a potential sale, we are considering other strategic alternatives for Conifer, such as a merger, a tax efficient spin-off or a combination of alternative transactions. There can be no assurance that this process will result in any transaction.

Conifer serves approximately 780 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to both healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses.

Improving Profitability—We are focused on growing patient volumes and effective cost management as a means to improve profitability. We believe our patient volumes have been constrained by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that targeted capital spending on growth opportunities for our hospitals, emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business and contracting strategies that create shared value with payers should help us grow our patient volumes over time.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 68 hospitals operated throughout the nine months ended September 30, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (v) MacNeal Hospital, which we divested effective March 1, 2018, and (vi) Des Peres Hospital, which we divested effective May 1, 2018. The results of our Aspen facilities are included until August 17, 2018, the date of divestiture. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Statistics	2018	2017	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	68	73	(5)	(1)
Total admissions	168,201	185,389	(9.3)%
Adjusted patient admissions(2)	306,197	332,035	(7.8)%
Paying admissions (excludes charity and uninsured)	157,193	174,803	(10.1)%
Charity and uninsured admissions	11,008	10,586	4.0%
Emergency department visits	638,248	685,096	(6.8)%
Total surgeries	107,094	118,260	(9.4)%
Patient days — total	761,920	853,059	(10.7)%
Adjusted patient days(2)	1,365,662	1,502,831	(9.1)%
Average length of stay (days)	4.53	4.60	(1.5)%
Average licensed beds	18,302	19,783	(7.5)%
Utilization of licensed beds(3)	45.3%	46.9%	(1.6)%	(1)
Total visits	1,722,292	1,867,471	(7.8)%
Paying visits (excludes charity and uninsured)	1,607,184	1,741,815	(7.7)%
Charity and uninsured visits	115,108	125,656	(8.4)%
Ambulatory Care
Total consolidated facilities (at end of period)	228	220	8	(1)
Total cases	491,377	454,484	8.1%

(1)	The change is the difference between the 2018 and 2017 amounts shown.
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

Total admissions decreased by 17,188, or 9.3%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and total surgeries decreased by 11,166, or 9.4%, in the 2018 period compared to the 2017 period. Our emergency department visits decreased 6.8% in the three months ended September 30, 2018 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were negatively affected by the closure of our Abrazo Maryvale Campus in December 2017, the sale of our Philadelphia-area facilities effective January 11, 2018, the sale of MacNeal Hospital and affiliated operations effective March 1, 2018, and the sale of Des Peres Hospital and affiliated operations effective May 1, 2018. Our Ambulatory Care total cases increased 8.1% due to the increase in consolidated facilities, as well as increased same-facility volumes.

	Continuing Operations Three Months Ended September 30,
Revenues	2018	2017	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,762	$3,866	(2.7)%
Ambulatory Care	502	468	7.3%
Conifer	371	401	(7.5)%
Inter-segment eliminations	(146)	(149)	(2.0)%
Total	$4,489	$4,586	(2.1)%

Net operating revenues decreased by $97 million, or 2.1%, in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the sale and closure of facilities described above. For our Hospital Operations and other segment, the decrease in net operating revenues was partially mitigated by improved managed care pricing. Also, the 2018 period included $71 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by the Centers for Medicare and Medicaid Services (“CMS”).

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.3 days at September 30, 2018 and 55.8 days at December 31, 2017, compared to our target of less than 55 days. (This calculation includes our Hospital Operations and other contract assets subsequent to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) effective January 1, 2018 and the accounts receivable of our Chicago-area facilities that have been classified in assets held for sale on our Condensed Consolidated Balance Sheet at September 30, 2018, and excludes (i) three Houston-area hospitals, which we divested effective August 1, 2017, (ii) Abrazo Maryvale Campus, which we closed in December 2017, (iii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iv) MacNeal Hospital, which we divested effective March 1, 2018, (v) Des Peres Hospital, which we divested effective May 1, 2018, (vi) Aspen facilities, which we divested effective August 17, 2018, (vii) health plan revenues, and (viii) our California provider fee revenues.)

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,746	$1,879	(7.1)%
Supplies	621	644	(3.6)%
Other operating expenses	930	936	(0.6)%
Total	$3,297	$3,459	(4.7)%
Ambulatory Care
Salaries, wages and benefits	$157	$155	1.3%
Supplies	104	95	9.5%
Other operating expenses	88	93	(5.4)%
Total	$349	$343	1.7%
Conifer
Salaries, wages and benefits	$213	$230	(7.4)%
Supplies	1	1	—%
Other operating expenses	76	91	(16.5)%
Total	$290	$322	(9.9)%
Total
Salaries, wages and benefits	$2,116	$2,264	(6.5)%
Supplies	726	740	(1.9)%
Other operating expenses	1,094	1,120	(2.3)%
Total	$3,936	$4,124	(4.6)%
Rent/lease expense(1)
Hospital Operations and other	$57	$61	(6.6)%
Ambulatory Care	20	20	—%
Conifer	4	4	—%
Total	$81	$85	(4.7)%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses per Adjusted Patient Admission	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,700	$5,651	0.9%
Supplies per adjusted patient admission(1)	2,028	1,938	4.6%
Other operating expenses per adjusted patient admission(1)	3,043	2,778	9.5%
Total per adjusted patient admission	$10,771	$10,367	3.9%

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

Salaries, wages and benefits per adjusted patient admission increased 0.9% in the three months ended September 30, 2018 compared to the same period in 2017. This change is primarily due to annual merit increases for certain of our employees and increased health benefits costs, partially offset by the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives and the impact of favorable workers’ compensation experience.

Supplies expense per adjusted patient admission increased 4.6% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased costs from certain higher acuity supply-intensive surgical services.

Other operating expenses per adjusted patient admission increased by 9.5% in the three months ended September 30, 2018 compared to the prior-year period. This increase is primarily due to the effect of lower volumes on operating leverage due to certain fixed costs, increased medical fees, including increased medical losses on risk-based capitated contracts in California, increased technology and software costs, and increased malpractice expense to settle various claims. Other operating expenses in the 2018 period were offset by gains on sales of assets of $19 million primarily related to the sale of an equity method investment. In the 2018 period, we recognized a favorable adjustment of approximately $5 million from a 20 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2017 period, we recognized a favorable adjustment of approximately $1 million from a two basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $500 million at September 30, 2018 compared to $403 million at June 30, 2018.

Significant cash flow items in the three months ended September 30, 2018 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $543 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $50 million;

•	Capital expenditures of $136 million;

•	$8 million of payments for the purchases of businesses or joint venture interests;

•	Proceeds from sale of marketable securities, long-term investments and other assets of $22 million;

•	Proceeds from the sales of facilities and other assets of $17 million;

•	Interest payments of $151 million;

•	$36 million of payments to purchase approximately $38 million aggregate principal amount of our 6.875% senior unsecured notes due 2031; and

•	$77 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $799 million in the nine months ended September 30, 2018 compared to $709 million in the nine months ended September 30, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	Increased net cash receipts of $152 million related to the California provider fee program;

•
Additional interest payments of $35 million in the 2018 period primarily due to the six-month interest payment in January 2018 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016; changes in the timing of certain interest payments as a result of our refinancing transactions in 2017 also impacted the year-over-year comparison;

•	$25 million of additional payments in the 2018 period for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Lower income tax payments of $30 million in the 2018 period;

•
Increased cash flows from our health plan businesses of approximately $100 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

•	The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. These forward-looking statements represent management’s current expectations, based on currently available information, as to the outcome and timing of future events. They involve known and unknown risks, uncertainties and other factors — many of which we are unable to predict or control — that may cause our actual results, performance or achievements, or healthcare industry results, to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The following table shows the sources of net patient revenues less implicit price concessions and provision for doubtful accounts for our hospitals and related outpatient facilities, expressed as percentages of net patient revenues less implicit price concessions and provision for doubtful accounts from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Revenues Less Implicit Price Concessions and Provision for Doubtful Accounts from:	2018	2017	Increase (Decrease)(1)	2018	2017	Increase (Decrease)(1)
Medicare	19.8%	22.0%	(2.2)%	20.6%	22.4%	(1.8)%
Medicaid	9.8%	7.1%	2.7%	9.2%	7.4%	1.8%
Managed care(2)	64.9%	66.1%	(1.2)%	65.3%	65.7%	(0.4)%
Self-pay	0.9%	0.3%	0.6%	0.7%	0.4%	0.3%
Indemnity and other	4.6%	4.5%	0.1%	4.2%	4.1%	0.1%

(1)	The change is the difference between the 2018 and 2017 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2018	2017	Increase (Decrease)(1)	2018	2017	Increase (Decrease)(1)
Medicare	24.4%	25.1%	(0.7)%	25.5%	26.0%	(0.5)%
Medicaid	6.5%	6.7%	(0.2)%	6.3%	6.5%	(0.2)%
Managed care(2)	60.0%	60.2%	(0.2)%	59.6%	59.7%	(0.1)%
Self-pay	6.5%	5.7%	0.8%	6.0%	5.5%	0.5%
Indemnity and other	2.6%	2.3%	0.3%	2.6%	2.3%	0.3%

(1)	The change is the difference between the 2018 and 2017 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2018	2017	2018	2017
Medicare severity-adjusted diagnosis-related group — operating	$355	$388	$1,152	$1,248
Medicare severity-adjusted diagnosis-related group — capital	32	37	104	115
Outliers	16	21	64	64
Outpatient	178	184	561	577
Disproportionate share	55	65	169	204
Direct Graduate and Indirect Medical Education(1)	47	63	150	194
Other(2)	(1)	6	(38)	18
Adjustments for prior-year cost reports and related valuation allowances	(1)	9	2	35
Total Medicare net patient revenues	$681	$773	$2,164	$2,455

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 19.9% and 19.3% of total net patient revenues less implicit price concessions and provision for doubtful accounts of our hospitals and related outpatient facilities for the nine months ended September 30, 2018 and 2017, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2018 and 2017, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $651 million and $462 million, respectively. The 2018 period included $223 million related the Michigan provider fee program, $198 million from the California provider fee program, $106 million related to Medicaid DSH programs in multiple states, $87 million related to the Texas 1115 waiver program, and $37 million from a number of other state and local programs.

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

Medicaid-related patient revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2018 and 2017 are set forth in the following table. These revenues are presented net of provider assessments, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Nine Months Ended September 30,
	2018		2017
Hospital Location	Medicaid	Managed Medicaid	Medicaid	Managed Medicaid
Alabama	$69	$—	$66	$—
Arizona	(20)	138	(3)	144
California	329	331	125	320
Florida	53	118	52	128
Georgia	(1)	1	(1)	—
Illinois	35	34	55	53
Massachusetts	39	33	24	37
Michigan	316	244	277	258
Missouri	—	—	1	1
Pennsylvania	2	6	59	156
South Carolina	15	26	9	25
Tennessee	3	24	3	23
Texas	131	168	140	162
	$971	$1,123	$806	$1,307

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. On August 2, 2018, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2019 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•
A market basket increase of 2.9% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS also made certain adjustments to the 2.9% market basket increase that result in a net operating payment update of 1.85% (before budget neutrality adjustments), including:

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

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On November 2, 2018, CMS released Changes to the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2019 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•
An estimated net increase of 1.35% for the OPPS rates based on an estimated market basket increase of 2.9% reduced by market basket index and multifactor productivity reductions required by the ACA of 0.75% and 0.8%, respectively;

•
A transition over a two year period to the Medicare physician fee schedule rates for the payment of clinic/office visits provided at off-campus, hospital-based departments that are currently paid under the OPPS (this payment reduction will not be made in a budget-neutral manner and will result in a reduction of approximately 0.6% to total CY 2019 OPPS payments);

•	A 2.1% increase to the ASC payment rates; and

•
A revision to the definition of “surgery” in the ASC payment system to account for certain “surgery-like” procedures, and the addition of 12 cardiac catheterization procedures and five related procedures to the ASC covered procedures list.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 0.6% increase in Medicare FFS OPPS payments for all hospitals, an average 0.7% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 1.0% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $7 million, which represents an increase of approximately 1.1%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

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

The amount of our managed care net patient revenues, including Medicare and Medicaid managed care programs, from our Hospital Operations and other segment during the nine months ended September 30, 2018 and 2017 was $6.869 billion and $7.211 billion, respectively. Approximately 64% of our managed care net patient revenues for the nine months ended September 30, 2018 was derived from our top ten managed care payers. National payers generated approximately 43% of our total net managed care revenues. The remainder comes from regional or local payers. At September 30, 2018 and December 31, 2017, approximately 61% and 62%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2018, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $13 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. Although we do not separately accumulate and disclose the aggregate amount of adjustments to the estimated reimbursement for every patient bill, we believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our operating income. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the nine months ended September 30, 2018, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 93% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At September 30, 2018 and December 31, 2017, approximately 7% and 6%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our implicit price concessions relates to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, in Part I of our Annual Report.

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

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses, which exclude the costs of our health plan businesses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Estimated costs for:
Self-pay patients	$172	$164	$477	$484
Charity care patients	28	29	91	92
Total	$200	$193	$568	$576
Medicaid DSH and other supplemental revenues	$233	$140	$651	$462

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

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating revenues:
Hospital Operations and other	$3,762	$4,212	$11,442	$13,148
Ambulatory Care	502	477	1,531	1,422
Conifer	371	401	1,161	1,203
Inter-segment eliminations	(146)	(149)	(440)	(463)
Net operating revenues before provision for doubtful accounts	4,489	4,941	13,694	15,310
Less provision for doubtful accounts	—	355	—	1,109
Net operating revenues	4,489	4,586	13,694	14,201
Equity in earnings of unconsolidated affiliates	33	38	97	95
Operating expenses:
Salaries, wages and benefits	2,116	2,264	6,478	6,990
Supplies	726	740	2,248	2,285
Other operating expenses, net	1,094	1,120	3,181	3,466
Electronic health record incentives	—	(1)	(1)	(8)
Depreciation and amortization	204	219	602	662
Impairment and restructuring charges, and acquisition-related costs	46	329	123	403
Litigation and investigation costs	9	6	28	12
Net losses (gains) on sales, consolidation and deconsolidation of facilities	7	(104)	(111)	(142)
Operating income	$320	$51	$1,243	$628

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.7%	0.8%	0.7%	0.7%
Operating expenses:
Salaries, wages and benefits	47.1%	49.4%	47.3%	49.3%
Supplies	16.2%	16.1%	16.4%	16.1%
Other operating expenses, net	24.4%	24.4%	23.2%	24.4%
Electronic health record incentives	—%	—%	—%	(0.1)%
Depreciation and amortization	4.5%	4.8%	4.4%	4.7%
Impairment and restructuring charges, and acquisition-related costs	1.0%	7.2%	0.9%	2.8%
Litigation and investigation costs	0.2%	0.1%	0.2%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	0.2%	(2.3)%	(0.8)%	(1.0)%
Operating income	7.1%	1.1%	9.1%	4.4%

Total net operating revenues decreased by $97 million and $507 million, or 2.1% and 3.6%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. Hospital Operations and other and Ambulatory Care net operating revenues and provision for doubtful accounts were impacted by our adoption of ASU 2014-09 effective January 1, 2018. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. Hospital Operations and other net operating revenues net of implicit price concessions and provision for doubtful accounts decreased by $104 million and $624 million, or 2.7% and 5.2%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively, primarily due to the divestiture or closure of eight hospitals since the 2017 period, as well as decreased revenues from our health plans, most of which were sold or winding down in 2017. The three and nine months ended September 30, 2018 included $71 million and $198 million, respectively, of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 periods because the extension of the program had not yet been approved by CMS. Ambulatory Care net operating revenues net of implicit price concessions and provision for doubtful accounts increased $34 million and $136 million, or 7.3% and 9.7%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The growth in 2018 revenues was driven by increases in same-facility net operating revenues of $35 million and $96 million, partially offset by decreases due to the sale of Aspen of $21 million and $12 million, in each case for the three and nine month periods, respectively. Acquisitions increased 2018 revenues by $20 million and $52 million for the three and nine month periods, respectively. Conifer net operating revenues decreased $30 million and $42 million, or 7.5% and 3.5%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 68 hospitals operated throughout the nine months ended September 30, 2018 and 2017. The results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, and Des Peres Hospital, which we divested effective May 1, 2018, are excluded from our same-hospital information. In addition, although we operated four North Texas hospitals throughout the nine months ended September 30, 2017 and from January 1 through February 28, 2018, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,746	$1,716	1.7%	$5,294	$5,212	1.6%
Supplies	621	592	4.9%	1,907	1,815	5.1%
Other operating expenses	929	800	16.1%	2,625	2,491	5.4%
Total	$3,296	$3,108	6.0%	$9,826	$9,518	3.2%
Ambulatory Care
Salaries, wages and benefits	$157	$155	1.3%	$484	$458	5.7%
Supplies	104	95	9.5%	316	285	10.9%
Other operating expenses	88	93	(5.4)%	275	267	3.0%
Total	$349	$343	1.7%	$1,075	$1,010	6.4%
Conifer
Salaries, wages and benefits	$213	$230	(7.4)%	$652	$730	(10.7)%
Supplies	1	1	—%	4	3	33.3%
Other operating expenses	76	91	(16.5)%	235	266	(11.7)%
Total	$290	$322	(9.9)%	$891	$999	(10.8)%
Total
Salaries, wages and benefits	$2,116	$2,101	0.7%	$6,430	$6,400	0.5%
Supplies	726	688	5.5%	2,227	2,103	5.9%
Other operating expenses	1,093	984	11.1%	3,135	3,024	3.7%
Total	$3,935	$3,773	4.3%	$11,792	$11,527	2.3%
Rent/lease expense(1)
Hospital Operations and other	$57	$56	1.8%	$171	$166	3.0%
Ambulatory Care	20	20	—%	60	57	5.3%
Conifer	4	4	—%	13	14	(7.1)%
Total	$81	$80	1.3%	$244	$237	3.0%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•
Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of our facilities are classified as held for sale at September 30, 2018.

•
Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals (and also included nine facilities in the United Kingdom until we divested Aspen effective August 17, 2018).

•
Conifer, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 68 hospitals operated throughout the nine months ended September 30, 2018 and 2017. The results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, and Des Peres Hospital, which we divested effective May 1, 2018, are excluded from our same-hospital information. In addition, although we operated four North Texas hospitals throughout the nine months ended September 30, 2017 and from January 1 through February 28, 2018, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Number of hospitals (at end of period)	68	68	—	(1)	68	68	—	(1)
Total admissions	168,202	171,766	(2.1)%		514,526	521,438	(1.3)%
Adjusted patient admissions(2)	306,199	305,300	0.3%		924,037	921,715	0.3%
Paying admissions (excludes charity and uninsured)	157,197	161,743	(2.8)%		483,655	492,896	(1.9)%
Charity and uninsured admissions	11,005	10,023	9.8%		30,871	28,542	8.2%
Admissions through emergency department	116,727	112,210	4.0%		354,594	337,463	5.1%
Paying admissions as a percentage of total admissions	93.5%	94.2%	(0.7)%	(1)	94.0%	94.5%	(0.5)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.5%	5.8%	0.7%	(1)	6.0%	5.5%	0.5%	(1)
Emergency department admissions as a percentage of total admissions	69.4%	65.3%	4.1%	(1)	68.9%	64.7%	4.2%	(1)
Surgeries — inpatient	45,626	47,315	(3.6)%		137,623	141,503	(2.7)%
Surgeries — outpatient	61,468	61,562	(0.2)%		186,132	187,316	(0.6)%
Total surgeries	107,094	108,877	(1.6)%		323,755	328,819	(1.5)%
Patient days — total	761,921	789,040	(3.4)%		2,368,366	2,414,961	(1.9)%
Adjusted patient days(2)	1,365,664	1,379,096	(1.0)%		4,186,068	4,203,108	(0.4)%
Average length of stay (days)	4.53	4.59	(1.3)%		4.60	4.63	(0.6)%
Licensed beds (at end of period)	17,934	18,006	(0.4)%		17,934	18,006	(0.4)%
Average licensed beds	17,934	18,007	(0.4)%		17,942	17,983	(0.2)%
Utilization of licensed beds(3)	46.2%	47.6%	(1.4)%	(1)	48.4%	49.2%	(0.8)%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Total visits	1,722,292	1,715,650	0.4%		5,264,505	5,293,076	(0.5)%
Paying visits (excludes charity and uninsured)	1,607,180	1,600,195	0.4%		4,919,392	4,951,644	(0.7)%
Charity and uninsured visits	115,112	115,455	(0.3)%		345,113	341,432	1.1%
Emergency department visits	638,248	627,415	1.7%		1,963,474	1,923,995	2.1%
Surgery visits	61,468	61,562	(0.2)%		186,132	187,316	(0.6)%
Paying visits as a percentage of total visits	93.3%	93.3%	—%	(1)	93.4%	93.5%	(0.1)%	(1)
Charity and uninsured visits as a percentage of total visits	6.7%	6.7%	—%	(1)	6.6%	6.5%	0.1%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Total segment net operating revenues(1)	$3,613	$3,367	7.3%	$10,899	$10,350	5.3%
Selected revenue data – hospitals and related outpatient facilities
Net patient revenues(1)(2)	$3,432	$3,237	6.0%	$10,434	$9,905	5.3%
Net patient revenue per adjusted patient admission(1)(2)	$11,208	$10,603	5.7%	$11,292	$10,746	5.1%
Net patient revenue per adjusted patient day(1)(2)	$2,513	$2,347	7.1%	$2,493	$2,357	5.8%

(1)	Revenues are net of implicit price concessions and provision for doubtful accounts.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Total Segment Selected Operating Expenses	2018	2017	Increase (Decrease)		2018	2017	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	48.3%	51.0%	(2.7)%	(1)	48.6%	50.4%	(1.8)%	(1)
Supplies as a percentage of net operating revenues	17.2%	17.6%	(0.4)%	(1)	17.5%	17.5%	—%	(1)
Other operating expenses as a percentage of net operating revenues	25.7%	23.8%	1.9%	(1)	24.1%	24.1%	—%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.

Revenues

Same-hospital net operating revenues increased $246 million, or 7.3%, during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due improved terms of our managed care contracts and California provider fee revenues. The 2018 period included $71 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by CMS. Same-hospital admissions decreased 2.1% in the three months ended September 30, 2018 compared to the same period in 2017. Same-hospital outpatient visits increased 0.4% in the three months ended September 30, 2018 compared to the same period in 2017.

Same-hospital net operating revenues increased $549 million, or 5.3%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due improved terms of our managed care contracts and California provider fee revenues. The 2018 period included $198 million of net revenues from the California provider fee program compared to no revenue recorded under this program in the 2017 period because the extension of the program had not yet been approved by CMS. Same-hospital admissions decreased 1.3% in the nine months ended September 30, 2018 compared to the same period in 2017. Same-hospital outpatient visits decreased 0.5% in the nine months ended September 30, 2018 compared to the same period in 2017.

The following table shows the consolidated net accounts receivable by payer at September 30, 2018 and the consolidated net accounts receivable and allowance for doubtful accounts by payer at December 31, 2017:

	September 30, 2018	December 31, 2017
	Accounts Receivable	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$205	$257	$—	$257
Medicaid	80	95	—	95
Net cost report settlements receivable and valuation allowances	7	4	—	4
Managed care	1,407	1,709	204	1,505
Self-pay uninsured	29	407	351	56
Self-pay balance after insurance	126	240	149	91
Estimated future recoveries	139	132	—	132
Other payers	329	453	151	302
Total Hospital Operations and other	2,322	3,297	855	2,442
Ambulatory Care	160	215	43	172
Total discontinued operations	2	2	—	2
	$2,484	$3,514	$898	$2,616

For patient accounts receivable resulting from revenue recognized prior to January 1, 2018, an allowance for doubtful accounts was established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimated this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, when we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and unbilled accounts for which we have the unconditional right to payment, and estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. For patient accounts receivable subsequent to our adoption of ASU 2014-09 on January 1, 2018, the estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Under the provisions of ASU 2014-09, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets on the accompanying Condensed Consolidated Balance Sheet at September 30, 2018. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, on our consolidated balance sheets.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2018, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.4%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at September 30, 2018, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.5% at September 30, 2018.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.315 billion and $2.438 billion at September 30, 2018 and December 31, 2017, respectively, excluding cost report settlements receivable and valuation allowances of $7 million and $4 million, respectively, at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days(1)	88%	53%	58%	29%	54%
61-120 days	6%	21%	15%	17%	15%
121-180 days	2%	11%	9%	10%	8%
Over 180 days	4%	15%	18%	44%	23%
Total	100%	100%	100%	100%	100%

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

At September 30, 2018, we had a cumulative total of patient account assignments to Conifer of approximately $2.517 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as

Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2018 and December 31, 2017 by aging category for the hospitals currently in the program:

	September 30,	December 31,
	2018	2017
0-60 days	$71	$81
61-120 days	10	12
121-180 days	3	3
Over 180 days	3	4
Total	$87	$100

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 270 basis points to 48.3% in the three months ended September 30, 2018 compared to the same period in 2017. Same-hospital net operating revenues increased 7.3% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and same-hospital salaries, wages and benefits increased 1.7% in the three months ended September 30, 2018 compared to the 2017 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives and the impact of favorable workers’ compensation claims experience, partially offset by annual merit increases for certain of our employees and increased health benefits costs. Salaries, wages and benefits expense for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $7 million and $10 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased 180 basis points to 48.6% in the nine months ended September 30, 2018 compared to the same period in 2017. Same-hospital net operating revenues increased 5.3% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and same-hospital salaries, wages and benefits increased 1.6% in the nine months ended September 30, 2018 compared to the 2017 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives and the impact of favorable workers’ compensation claims experience, partially offset by annual merit increases for certain of our employees and increased health benefits costs. Salaries, wages and benefits expense for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $20 million and $32 million, respectively.

At September 30, 2018, approximately 25% of the employees in our Hospital Operations and other segment were represented by labor unions. Less than 1% of employees in our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 33 of our hospitals, the majority of which are in California, Florida and Michigan. We currently have eight expired contracts covering approximately 14% of our unionized employees and are or will be negotiating renewals under extension agreements. We are also negotiating (or will soon negotiate) five first contracts at five hospitals where employees recently selected union representation; these contracts will cover nearly 5% of our unionized employees. At this time, we are unable to predict the outcome of the negotiations, but increases in salaries, wages and benefits could result from these agreements. Furthermore, there is a possibility that strikes could occur during the negotiation process, which could increase our labor costs and have an adverse effect on our patient admissions and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased 40 basis points to 17.2% in the three months ended September 30, 2018 compared to the same period in 2017. Same-hospital supplies expense as a percentage of net operating revenues was 17.5% for both of the nine month periods ended September 30, 2018 and 2017. Supplies expense was impacted by increased costs from certain higher acuity supply-intensive surgical services.

We strive to control supplies expense through product standardization, contract compliance, improved utilization, bulk purchases and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics and implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased 190 basis points to 25.7% in the three months ended September 30, 2018 compared to 23.8% in the same period in 2017. Same-hospital other operating expenses increased by $129 million, or 16.1%, and net operating revenues increased by $246 million, or 7.3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The changes in other operating expenses included:

•	increased malpractice expense of $53 million to settle various claims;

•	increased medical fees of $49 million, due in part to unfavorable claims experience on risk-based capitated contracts in California; and

•	increased technology and software costs of $19 million; partially offset by

•	gains on the sales of assets of $19 million in the 2018 period primarily related to the sale of an equity method investment.

Same-hospital malpractice expense in the 2018 period included a favorable adjustment of approximately $5 million from a 20 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2017 period, we recognized a favorable adjustment of approximately $1 million from a two basis point increase in the discounted present value of projected future malpractice liabilities.

Same-hospital other operating expenses as a percentage of net operating revenues was 24.1% for both of the nine month periods ended September 30, 2018 and 2017. Same-hospital other operating expenses increased by $134 million, or 5.4%, and net operating revenues increased by $549 million, or 5.3%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The changes in other operating expenses included:

•	increased malpractice expense of $64 million to settle various claims;

•	increased medical fees of $75 million, due in part to unfavorable claims experience on risk-based capitated contracts in California; and

•	increased technology and software costs of $36 million; partially offset by

•	decreased expenses associated with our health plan businesses of $99 million due to the sale and wind-down of these businesses in 2017.

Same-hospital malpractice expense in the 2018 period included a favorable adjustment of approximately $18 million from a 68 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2017 period, we recognized an unfavorable adjustment of approximately $1 million from a nine basis point decrease in the discounted present value of projected future malpractice liabilities.

Ambulatory Care Segment

Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals. Our Ambulatory Care segment also included nine facilities in the United Kingdom until we divested Aspen effective August 17, 2018. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a healthcare system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and

•	our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In many of the facilities our Ambulatory Care segment operates (107 of 335 facilities at September 30, 2018), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 228 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 68% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses.

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Ambulatory Care Results of Operations	2018	2017	Increase (Decrease)	2018	2017	Increase (Decrease)
Net operating revenues	$502	$468	7.3%	$1,531	$1,395	9.7%
Equity in earnings of unconsolidated affiliates	$31	$34	(8.8)%	$91	$91	—%
Salaries, wages and benefits	$157	$155	1.3%	$484	$458	5.7%
Supplies	$104	$95	9.5%	$316	$285	10.9%
Other operating expenses, net	$88	$93	(5.4)%	$275	$267	3.0%

Our Ambulatory Care net operating revenues increased $34 million and $136 million, or 7.3% and 9.7%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The growth in 2018 revenues was driven by increases in same-facility net operating revenues of $35 million and $96 million, partially offset by decreases due to the sale of Aspen of $21 million and $12 million, in each case for the three and nine month periods, respectively. Acquisitions increased 2018 revenues by $20 million and $52 million for the three and nine month periods, respectively.

Salaries, wages and benefits expense increased by $2 million and $26 million, or 1.3% and 5.7%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The change during the three months ended September 30, 2018 was driven by an increase in same-facility salaries, wages and benefits expense of $5 million, an increase from acquisitions of $5 million and a decrease due to the sale of Aspen of $8 million. The change during the nine months ended September 30, 2018 was driven by an increase in same-facility salaries, wages and benefits expense of $15 million, an increase from acquisitions of $15 million and a decrease due to the sale of Aspen of $4 million.

Supplies expense increased by $9 million and $31 million, or 9.5% and 10.9%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The change during the three months ended September 30, 2018 was driven by an increase in same-facility supplies expense of $9 million, an increase from acquisitions of $5 million and a decrease due to the sale of Aspen of $5 million. The change during the nine months ended September 30, 2018 was driven by an increase in same-facility supplies expense of $22 million, an increase from acquisitions of $12 million and a decrease due to the sale of Aspen of $3 million.

Other operating expenses decreased by $5 million, or 5.4%, and increased by $8 million, or 3.0%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, respectively. The change for the three months ended September 30, 2018 was driven by a decrease in same-facility other operating expenses of $2 million, an increase from acquisitions of $3 million and a decrease due to the sale of Aspen of $6 million. The change for the nine months ended September 30, 2018 was driven by an increase in same-facility other operating expenses of $1 million, an increase from acquisitions of $10 million and a decrease due to the sale of Aspen of $3 million.

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

Ambulatory Care Facility Growth	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net revenues	6.7%	5.6%
Cases	5.0%	4.3%
Net revenue per case	1.6%	1.3%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of September 30, 2018, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Nine Months Ended September 30, 2018
Facilities:
With a healthcare system partner	205
Without a healthcare system partner	130
Total facilities operated	335
Change from December 31, 2017
Acquisitions	7
De novo	7
Dispositions/Mergers	(12)
Total increase in number of facilities operated	2

During the nine months ended September 30, 2018, we sold our nine Aspen facilities in the United Kingdom, and we acquired controlling interests in an ophthalmology surgery center in Pennsylvania, a single-specialty spine surgery center in Georgia, multi-specialty surgery centers in Florida and Texas, and a single specialty gastroenterology center in Florida. We paid cash totaling approximately $89 million for these acquisitions. We also acquired a noncontrolling ownership interest in a multi-specialty surgery center in California for approximately $7 million. All six facilities are jointly owned with local physicians.

Also during the nine months ended September 30, 2018, we acquired controlling interests in four facilities in which we already had an equity method investment. These multi-specialty surgery centers are located in New Jersey and Georgia. We paid cash totaling approximately $7 million for the additional ownership interests. All four facilities are jointly owned with local physicians. Furthermore, during the nine months ended September 30, 2018, the Ambulatory Care segment acquired the non-controlling interest in Baylor Scott & White Medical Center – Sunnyvale, a surgical hospital in Texas, previously held by the Hospital Operations and other segment. The facility is jointly owned with local physicians and a healthcare system partner.

Conifer Segment

Our Conifer segment generated net operating revenues of $371 million and $401 million during the three months ended September 30, 2018 and 2017, respectively, and $1.161 billion and $1.203 billion during the nine months ended September 30, 2018 and 2017, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $27 million, or 10.7%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers. Conifer revenues from third-party customers decreased $19 million, or 2.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due primarily to contract terminations related to the sale of customer hospitals to healthcare systems that chose to insource revenue cycle management.

Salaries, wages and benefits expense for Conifer decreased $17 million, or 7.4%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and decreased $78 million, or 10.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, in both cases primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $15 million, or 16.5%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and decreased $31 million, or 11.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, in both cases primarily due to the impact of our enterprise-wide cost reduction initiatives.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $46 million, consisting of $6 million of impairment charges, $35 million of restructuring charges and $5 million of acquisition-related costs. Impairment charges consisted primarily of $5 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $1 million of other impairment charges. Restructuring charges consisted of $21 million of employee severance costs, $5 million of contract and lease termination fees, and $9 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs and $2 million of acquisition integration charges.

During the three months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $329 million, consisting of $309 million of impairment charges, $17 million of restructuring charges and $3 million of acquisition-related costs. Impairment charges consisted primarily of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $14 million of impairment of two equity method investments and $1 million to write-down intangible assets. Restructuring charges consisted of $10 million of employee severance costs, $1 million of contract and lease termination fees, and $6 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs.

During the nine months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $123 million, consisting of $29 million of impairment charges, $82 million of restructuring charges and $12 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $3 million of other impairment charges. Restructuring charges consisted of $47 million of employee severance costs, $10 million of contract and lease termination fees, and $25 million of other restructuring costs. Acquisition-related costs consisted of $8 million of transaction costs and $4 million of acquisition integration charges.

During the nine months ended September 30, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $403 million, consisting of $326 million of impairment charges, $61 million of restructuring charges and $16 million of acquisition-related costs. Impairment charges consisted primarily of approximately $294 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for our Aspen and Philadelphia-area facilities, $29 million of impairment of two equity method investments and $3 million to write-down intangible assets. Restructuring charges consisted of $40 million of employee severance costs, $8 million of contract and lease termination fees, and $13 million of other restructuring costs. Acquisition-related costs consisted of $5 million of transaction costs and $11 million of acquisition integration charges.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2018 and 2017 were $9 million and $6 million, respectively. Litigation and investigation costs for the nine months ended September 30, 2018 and 2017 were $28 million and $12 million, respectively. The increased costs in the 2018 period relate primarily to attorneys’ fees associated with internal investigations performed pursuant to our non-prosecution agreement (the “NPA”), as well as attorneys’ fees associated with our indemnification obligations with respect to two former employees in connection with criminal charges for conduct described in the NPA.

Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended September 30, 2018, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $7 million, primarily due to a post-closing adjustment to the gain on the sale of MacNeal Hospital.

During the three months ended September 30, 2017, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $104 million, primarily comprised of a $111 million gain from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area.

During the nine months ended September 30, 2018, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $111 million, primarily comprised of gains of $88 million from the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, $13 million from the sales of our minority interests in four North Texas hospitals and $12 million from the sale of Des Peres Hospital, physician practices and other hospital-affiliated operations in St. Louis, Missouri.

During the nine months ended September 30, 2017, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $142 million, primarily comprised of gains of $111 million from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area, $13 million from the sale of one of our health plans in Arizona, $10 million from the sale of our health plan in Texas and $3 million from the sale of our health plans in Michigan.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $249 million compared to $257 million for the same period in 2017. Interest expense for the nine months ended September 30, 2018 was $758 million compared to $775 million for the same period in 2017.

Income Tax Expense

During the three months ended September 30, 2018, we recorded income tax expense of $6 million in continuing operations on pre-tax income of $71 million compared to an income tax benefit of $60 million on a pre-tax loss of $348 million during the three months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded income tax expense of $120 million in continuing operations on pre-tax income of $481 million compared to an income tax benefit of $105 million on a pre-tax loss of $325 million during the nine months ended September 30, 2017. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax expense at statutory federal rate of 21% (35% for 2017)	$15	$(122)	$101	$(114)
State income taxes, net of federal income tax benefit	3	8	20	13
Tax benefit available to noncontrolling interests	(15)	(25)	(49)	(79)
Nondeductible goodwill	—	104	7	104
Tax benefit related to loss on Aspen sale	(18)	—	(18)	—
Change in tax contingency reserves, including interest	—	(1)	—	(3)
Stock-based compensation	—	—	4	9
Change in valuation allowance-interest expense limitation	24	—	54	—
Change in indefinite reinvestment assertion	—	(30)	—	(30)
Change in valuation allowance-other	—	(5)	—	(5)
Other items	(3)	11	1	—
Income tax expense (benefit)	$6	$(60)	$120	$(105)

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $74 million for the three months ended September 30, 2018 compared to $78 million for the three months ended September 30, 2017. Net income available (loss attributable) to noncontrolling interests for the three months ended September 30, 2018 was comprised of $(9) million related to our Hospital Operations and other segment, $70 million related to our Ambulatory Care segment and $13 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $2 million was related to the minority interests in USPI.

Net income available to noncontrolling interests was $248 million for the nine months ended September 30, 2018 compared to $254 million for the nine months ended September 30, 2017. Net income available (loss attributable) to noncontrolling interests for the nine months ended September 30, 2018 was comprised of $(11) million related to our Hospital Operations and other segment, $209 million related to our Ambulatory Care segment and $50 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $15 million was related to the minority interests in USPI.

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

The table below shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(9)	$(367)	$116	$(475)
Less: Net income available to noncontrolling interests	(74)	(78)	(248)	(254)
Income (loss) from discontinued operations, net of tax	—	(1)	3	(1)
Income (loss) from continuing operations	65	(288)	361	(220)
Income tax benefit (expense)	(6)	60	(120)	105
Loss from early extinguishment of debt	—	(138)	(2)	(164)
Other non-operating expense, net	—	(4)	(2)	(14)
Interest expense	(249)	(257)	(758)	(775)
Operating income	320	51	1,243	628
Litigation and investigation costs	(9)	(6)	(28)	(12)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(7)	104	111	142
Impairment and restructuring charges, and acquisition-related costs	(46)	(329)	(123)	(403)
Depreciation and amortization	(204)	(219)	(602)	(662)
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	9	(6)	9	(41)
Adjusted EBITDA	$577	$507	$1,876	$1,604

Net operating revenues	$4,489	$4,586	$13,694	$14,201
Less: Net operating revenues from health plans	8	10	14	100
Adjusted net operating revenues	$4,481	$4,576	$13,680	$14,101

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(0.2)%	(8.0)%	0.8%	(3.3)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	12.9%	11.1%	13.7%	11.4%

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

At September 30, 2018, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.70x, excluding nine months of California provider fee revenues related to 2017 because the program was not approved by CMS until December 2017. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with the acquisitions of businesses. Capital expenditures were $404 million and $492 million in the nine months ended September 30, 2018 and 2017, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2018 will total approximately $625 million to $675 million, including $117 million that was accrued as a liability at December 31, 2017. We have been engaged in a series of legal challenges over the Certificate of Need that the South Carolina Department of Health and Environmental Control initially granted to us in 2005 to construct a new 100-bed acute care hospital in Fort Mill, South Carolina. We are unable to predict when these challenges will be resolved or if they will ultimately be resolved in our favor; however, if we prevail, we expect that we will begin construction of the hospital soon after resolution. Once construction begins, the hospital is expected to take up to two years to complete at a cost of approximately $170 million over the construction period.

Interest payments, net of capitalized interest, were $652 million and $617 million in the nine months ended September 30, 2018 and 2017, respectively.

Income tax payments, net of tax refunds, were approximately $24 million in the nine months ended September 30, 2018 compared to $54 million in the nine months ended September 30, 2017.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2018 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $500 million of cash and cash equivalents on hand at September 30, 2018 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation at September 30, 2018.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions and bad debt, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $799 million in the nine months ended September 30, 2018 compared to $709 million in the nine months ended September 30, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	Increased net cash receipts of $152 million related to the California provider fee program;

•
Additional interest payments of $35 million in the 2018 period primarily due to the six-month interest payment in January 2018 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016; changes in the timing of certain interest payments as a result of our refinancing transactions in 2017 also impacted the year-over-year comparison;

•	$25 million of additional payments in the 2018 period for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Lower income tax payments of $30 million in the 2018 period;

•
Increased cash flows from our health plan businesses of approximately $100 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

•	The timing of other working capital items.

Net cash provided by investing activities was $120 million for the nine months ended September 30, 2018 compared to $227 million for the nine months ended September 30, 2017. The primary reason for the decrease was proceeds from sales of facilities and other assets of $498 million in the 2018 period when we completed the sale of our hospitals, physician practices and related assets in the Philadelphia area, the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, and the sale of Des Peres Hospital in St. Louis compared to proceeds from sales of facilities and other assets of $826 million in the 2017 period when we completed the sale of our hospitals, physician practices and related assets in Houston, Texas. There was an increase in proceeds from sales of marketable securities, long-term investments and other assets of $145 million in the 2018 period compared to the 2017 period primarily due to the sales of our minority interests in four North Texas hospitals. Capital expenditures were $404 million and $492 million in the nine months ended September 30, 2018 and 2017, respectively.

Net cash used in financing activities was $1.030 billion and $1.223 billion for the nine months ended September 30, 2018 and 2017, respectively. The 2018 amount included our purchase of approximately $68 million aggregate principal amount of our 6.875% senior unsecured notes due 2031, approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023, and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025. The 2018 amount also included $643 million related to purchases of noncontrolling interests, primarily our purchase of an additional 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results of USPI, compared to $722 million related to purchases of noncontrolling interests in the 2017 period, when we increased our ownership interest in USPI from approximately 56.3% to 80%. The 2017 amount also included our redemption of $250 million aggregate principal amount of our 8.000% senior unsecured notes due 2020 using cash on hand, as well as $912 million of payments to defease our floating rate senior secured notes due 2020, partially offset by $830 million proceeds from the issuance of our 4.625% senior secured notes due 2024. Additionally, the 2017 amount included our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, by retiring the lease obligation for approximately $44 million.

We record our marketable equity securities and our marketable debt securities that are available-for-sale at fair market value. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Unsecured Note Purchases—In August 2018, we purchased approximately $38 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for approximately $36 million, including approximately $1 million in accrued and unpaid interest through the dates of purchase. In May 2018, we purchased approximately $30 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for approximately $28 million. In March 2018, we purchased approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 for approximately $51 million, including approximately $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded losses from early extinguishment of debt of approximately $2 million in the nine months ended September 30, 2018, primarily related to the write-off of associated unamortized note discount and issuance costs, partially offset by the difference between the purchase price and the par value of the notes. These purchases were made under an authorization that our board of directors provided in the three months ended September 30, 2017 to purchase up to $150 million of debt in the open market. This authorization will expire on December 31, 2018. At September 30, 2018, there was approximately $32 million remaining under this authorization.
Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At September 30, 2018, we were in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2018, we had no cash borrowings outstanding under the Credit Agreement, and we had approximately $2 million of standby letters of credit outstanding. Based on our eligible receivables, approximately $998 million was available for borrowing under the Credit Agreement at September 30, 2018.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the

LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At September 30, 2018, we were in compliance with all covenants and conditions in our LC Facility. At September 30, 2018, we had approximately $96 million of standby letters of credit outstanding under the LC Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $155 million of standby letters of credit outstanding and guarantees at September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at September 30, 2018. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums, discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$111	$613	$2,686	$1,950	$3,578	$6,106	$15,044	$15,186
Average effective interest rates	5.8%	5.7%	6.2%	4.7%	8.5%	6.1%	6.5%

At September 30, 2018, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), in the fourth quarter of 2017, the U.S. Department of Justice (“DOJ”) notified us that we had breached certain reporting obligations under the terms of our non-prosecution agreement (the “NPA”). Also as previously disclosed, the DOJ subsequently extended the term of the NPA from its scheduled expiration date of February 1, 2020 to November 1, 2020. The nine-month extension of the NPA resolved the breach notification, and we do not believe that such extension will have a material effect on our business, financial condition or results of operations.
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

(101 SCH)	XBRL Taxonomy Extension Schema Document

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 5, 2018	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)