Form 10-K
period 2018-12-31
TENET HEALTHCARE CORP
filed 2019-02-25
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number 1-7293
________________________________________
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

As of June 30, 2018, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $2.3 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on Friday, June 29, 2018. As of January 31, 2019, there were 102,667,337 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks, primarily in large urban and suburban markets. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at December 31, 2018, we operated 68 hospitals (three of which we have since divested), 23 surgical hospitals and approximately 475 outpatient centers throughout the United States. In addition, our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other, Ambulatory Care and Conifer. Additional information about our business segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

The healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations. In addition, we believe that several key trends are shaping the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the industry is migrating to value-based payment models with government and private payers shifting risk to providers; and (4) consolidation continues across the entire healthcare sector. Our ability to execute on our strategies and respond to these trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about our strategies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

We are focused on improving operational effectiveness, increasing capital efficiency and margins, expanding patient access points, enhancing the customer care experience in every part of our operations, and growing our higher-acuity inpatient service lines, as well as aligning service line growth with community demand. We believe our inpatient admissions have been constrained in recent years by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that are experiencing higher growth rates than traditional Medicare plans, and contracting strategies that create shared value with payers should help us grow our patient volumes over time.

We continue to exit service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. To that end, in 2018 we divested eight hospitals in the United States, as well as all of our operations in the United Kingdom. In addition, in January 2019, we completed the previously announced sale of three hospitals in the Chicago area that we owned at December 31, 2018. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash generation and lower our ratio of debt-to-Adjusted EBITDA.

We also remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We opened eight new outpatient centers in the year ended December 31, 2018, and we acquired 10 outpatient businesses, including two surgical hospitals. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. We have also continued to grow our imaging and urgent care businesses through USPI to reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to healthcare systems and physicians, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. At December 31, 2018, Conifer served approximately 750 Tenet and non-Tenet hospital and other clients nationwide. As previously announced, we are exploring strategic alternatives for Conifer. There can be no assurance that this process will result in a consummated transaction.

We have also undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. In 2019, we are continuing to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER SEGMENT

Hospitals, Ancillary Outpatient Facilities and Related Businesses—At December 31, 2018, our subsidiaries operated 68 hospitals, including one children’s hospital, two specialty hospitals and one critical access hospital, serving primarily urban and suburban communities in 10 states. (Following the sale of our Chicago-area hospitals and related operations effective January 28, 2019, our subsidiaries operated 65 hospitals in nine states.) Our subsidiaries had sole ownership of 57 of the hospitals we operated at December 31, 2018, nine were owned or leased by entities that are, in turn, jointly owned by a Tenet subsidiary and a healthcare system partner, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations and other segment also included 165 outpatient centers at December 31, 2018, the majority of which are freestanding urgent care centers, provider-based diagnostic imaging centers, off-campus emergency departments and provider-based ambulatory surgery centers. In addition, at December 31, 2018, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; over 740 physician practices; accountable care organizations and clinically integrated networks; and other ancillary healthcare businesses.

Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: (1) changes in federal and state healthcare regulations; (2) the business environment, economic conditions and demographics of local communities in which we operate; (3) the number of uninsured and underinsured individuals in local communities treated at our hospitals; (4) seasonal cycles of illness; (5) climate and weather conditions; (6) physician recruitment, retention and attrition; (7) advances in technology and treatments that reduce length of stay; (8) local healthcare competitors; (9) managed care contract negotiations or terminations; (10) the number of patients with high-deductible health insurance plans; (11) hospital performance data on quality measures and patient satisfaction, as well as standard charges for our services; (12) any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and (13) the timing of elective procedures.

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

The table below lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2018:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	221	Owned
Abrazo Scottsdale Campus	Phoenix	136	Owned
Abrazo West Campus	Goodyear	188	Owned
Holy Cross Hospital(4)(5)	Nogales	25	JV/Owned
St. Joseph’s Hospital(4)	Tucson	486	JV/Owned
St. Mary’s Hospital(4)	Tucson	400	JV/Owned

California
Desert Regional Medical Center(6)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(7)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	163	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(8)	San Ramon	123	JV/Owned
Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	536	Owned
Florida Medical Center – a campus of North Shore	Lauderdale Lakes	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	378	Owned
North Shore Medical Center	Miami	337	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
Palmetto General Hospital	Hialeah	368	Owned
St. Mary’s Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	195	Owned

Illinois
Louis A. Weiss Memorial Hospital(9)	Chicago	236	Owned
Westlake Hospital(9)	Melrose Park	230	Owned
West Suburban Medical Center(9)	Oak Park	234	Owned

Hospital	Location	Licensed Beds	Status
Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	147	Owned
MetroWest Medical Center – Leonard Morse Campus	Natick	160	Owned
Saint Vincent Hospital	Worcester	283	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	93	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital	Memphis	479	Owned
Saint Francis Hospital – Bartlett	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	297	Owned
The Hospitals of Providence Transmountain Campus	El Paso	106	Owned
Mission Trail Baptist Hospital	San Antonio	110	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	429	Owned
Northeast Baptist Hospital	San Antonio	371	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	243	Owned

Total Licensed Beds		17,937

(1)
Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not-for-profit healthcare system in Alabama; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2018, and BHS owned a 40% interest.

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

(4)
Owned by a limited liability company formed as part of a joint venture with Dignity Health and Ascension Arizona, each of which is a not-for-profit healthcare system; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2018, Dignity Health owned a 22.5% interest and Ascension Arizona owned a 17.5% interest.

(5)	Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital.

(6)	Lease expires in May 2027.

(7)	Lease expires in July 2045.

(8)
Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not-for-profit healthcare system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2018, and JMH owned a 49% interest.

(9)	We sold our Chicago-area hospitals and related operations effective January 28, 2019.

Information regarding the utilization of licensed beds and other operating statistics at December 31, 2018, 2017 and 2016 can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

At December 31, 2018, our Hospital Operations and other segment also included 50 diagnostic imaging centers, 12 off-campus emergency departments, 11 ambulatory surgery centers and one urgent care center operated as departments of our hospitals and under the same license, as well as 91 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of six diagnostic imaging centers, eight emergency facilities (seven of which are licensed as microhospitals), two ambulatory surgery centers and 75 urgent care centers. Nearly all of our freestanding urgent care centers are managed by USPI and operated under our national MedPost brand. Over half of the outpatient centers in our Hospital Operations and other segment at December 31, 2018 were in California, Florida and Texas, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Accountable Care Organizations and Clinically Integrated Networks—We own, control or operate five accountable care organizations (“ACOs”) and 10 clinically integrated networks (“CINs”) – in Alabama, Arizona, California, Florida, Massachusetts, Michigan, Missouri, Tennessee and Texas – and participate in four additional ACOs and CINs with other healthcare providers for select markets in Arizona and Texas. An ACO is a group of providers and suppliers that work together to redesign delivery processes in an effort to achieve high-quality and efficient provision of services under contract with CMS. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. A CIN coordinates the healthcare needs of the communities served by its network of providers with the purpose of improving the quality and efficiency of healthcare services through collaborative programs, including contracts with managed care payers that create a high degree of interdependence and cooperation among the network providers. Because they promote accountability and coordination of care, ACOs and CINs are intended to produce savings as a result of improved quality and operational efficiencies. Both ACOs and CINs operate using a range of payment and care coordination models.

Health Plans—We previously announced our intention to sell or otherwise dispose of our health plan businesses because they are not a core part of our long-term growth strategy. To that end, we sold, divested the membership of or discontinued four health plans in 2017 and, in 2018, we divested our Chicago-based preferred provider network and our Southern California Medicare Advantage plan. Health plans we have not sold outright are being wound-down; however, during this time, they continue to be subject to numerous federal and state statutes and regulations related to their business operations, and each such health plan continues to be licensed by one or more agencies in the states in which they conduct business. In addition, insurance regulations in the states in which we currently operate have required us to maintain cash reserves in connection with certain health plans throughout the wind-down process.

AMBULATORY CARE SEGMENT

Our Ambulatory Care segment is comprised of the operations of USPI and included nine facilities in the United Kingdom until their divestiture in August 2018. At December 31, 2018, USPI had interests in 255 ambulatory surgery centers, 36 urgent care centers operated under the CareSpot brand, 23 imaging centers and 23 surgical hospitals in 27 states. Of these 337 facilities, 208 are jointly owned with healthcare systems. At December 31, 2018, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%.

Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and healthcare systems. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the facilities on a day-to-day basis through management services contracts. We believe that this acquisition and development strategy and operating model will enable USPI to continue to grow because of various industry trends we have seen emerge in recent years, namely that: (1) consumers are increasingly selecting services and providers based on cost and convenience, as well as quality; (2) more procedures are shifting from inpatient to outpatient settings; and (3) healthcare providers are entering into joint ventures to maximize effectiveness, reduce costs and build clinically integrated networks.

USPI’s surgical facilities primarily specialize in non-emergency cases. We believe surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability and convenience. Medical emergencies at acute care hospitals often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Outpatient facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. In addition, many physicians choose to perform surgery in outpatient facilities because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

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

In addition to these technological and other clinical advancements, a changing payer environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost-containment measures to limit increases in healthcare expenditures, including procedure reimbursement. Furthermore, as self-funded employers are looking to curb annual increases in their employee health benefits costs, they continue to shift additional financial responsibility to patients through higher co-pays, deductibles and premium contributions. These cost-containment measures have contributed to the shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgical facilities. We believe that surgeries performed at surgical facilities are generally less expensive than hospital-based outpatient surgeries because of lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on quality of care and cost containment.

We operate USPI’s facilities, structure our joint ventures, and adopt staffing, scheduling, and clinical systems and protocols with the goal of increasing physician productivity. We believe that this focus on physician satisfaction, combined with providing high-quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year. Our joint ventures also enable healthcare systems to offer patients, physicians and payers the cost advantages, convenience and other benefits of ambulatory care in a freestanding facility and, in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

CONIFER SEGMENT

Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC or one of its direct or indirect wholly owned subsidiaries. At December 31, 2018, we owned 76.2% of Conifer Health Solutions, LLC, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. We have been exploring strategic alternatives for Conifer, including a potential sale or merger, a tax-efficient spin-off or a combination of alternative transactions. There can be no assurance that this process will result in a consummated transaction, and we may ultimately decide to retain all or part of Conifer’s business.

Services—Conifer provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Conifer’s revenue cycle management solutions consist of: (1) patient services, including: centralized insurance and benefit verification; financial clearance, pre-certification, registration and check-in services; and financial counseling services, including reviews of eligibility for government healthcare or financial assistance programs, for both insured and uninsured patients, as well as qualified health plan coverage under the ACA; (2) clinical revenue integrity solutions, including: clinical admission reviews; coding; clinical documentation improvement; coding compliance audits; charge description master management; and health information services; and (3) accounts receivable management solutions, including: third-party billing and collections; denials management; and patient collections. All of these solutions include ongoing measurement and monitoring of key revenue cycle metrics, as well as productivity and quality improvement programs. These revenue cycle management solutions assist hospitals, physician practices and other healthcare organizations in improving cash flow, revenue, and physician and patient satisfaction.

In addition, Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24-hour, multilingual support for (1) physician referral requests, calls regarding maternity services and other patient inquiries, (2) community education and outreach, and (3) scheduling and appointment reminders. Additionally, Conifer coordinates and implements marketing outreach programs to keep patients informed of screenings, seminars and other events and services.

Conifer also offers value-based care solutions, including clinical integration, financial risk management and population health management, all of which assist hospitals, physicians, ACOs, health plans, self-insured employers and government agencies in improving the cost and quality of healthcare delivery, as well as patient outcomes. Conifer helps clients build clinically integrated networks that provide predictive analytics and quality measures across the care continuum. In addition, Conifer helps clients align and manage financial incentives among healthcare stakeholders through risk modeling and administration of various payment models. Furthermore, Conifer offers clients tools and analytics to improve quality of care and provide care management services for patients with chronic diseases by identifying high-risk patients, coordinating with patients and clinicians in managing care, and monitoring clinical outcomes.

Clients—At December 31, 2018, Conifer provided one or more of the business process services described above to approximately 750 clients nationwide. Tenet and CHI facilities represented over 300 of these clients, and the remainder were unaffiliated healthcare systems, hospitals, physician practices, self-insured organizations, health plans and other entities. The agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer, were initially scheduled to expire in December 2018. As we continue to pursue strategic alternatives for Conifer, these agreements were renewed for an additional year with substantially similar pricing terms; however, the pricing or other material terms of such agreements may be modified if any such strategic alternative is consummated. Conifer’s agreement with CHI to provide patient access, revenue integrity and patient financial services to CHI’s facilities expires in 2032. For the year ended December 31, 2018, approximately 38% of Conifer’s net operating revenues were attributable to its relationship with Tenet and approximately 36% were attributable to its relationship with CHI. Additional information about our Conifer operating segment can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

As we explore a sale or other strategic alternatives for Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The uncertainty regarding our plans for Conifer may have an adverse impact on our ability to secure new clients for Conifer. However, we believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation; and (5) developing services for our Ambulatory Care segment, leveraging USPI’s capabilities. There can be no assurance that Conifer will be successful in generating new client relationships, particularly with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2018 are set forth in the table beginning on page 3. We lease the majority of our outpatient facilities in both our Hospital Operations and other segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas. In addition, we maintain administrative offices in markets where we operate hospitals and other businesses, including USPI and Conifer. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

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

PHYSICIANS AND EMPLOYEES

Physicians—Our operations depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self-governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. At December 31, 2018, we owned over 740 physician practices, and we employed (where permitted by state law) or otherwise affiliated with nearly 1,600 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers. It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Moreover, our ability to recruit and employ physicians is closely regulated.

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

California is the only state in which we operate that requires minimum nurse-to-patient staffing ratios to be maintained at all times in acute care hospitals. If other states in which we operate adopt mandatory nurse-staffing ratios, it could have a significant effect on our labor costs and have an adverse impact on our net operating revenues if we are required to limit patient volumes in order to meet the required ratios.

Union Activity and Labor Relations—At December 31, 2018, approximately 26% of the employees in our Hospital Operations and other segment were represented by labor unions. Less than 1% of the employees in our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

Headcount—At December 31, 2018, we employed approximately 115,500 people (of which approximately 22% were part-time employees) in our three business segments, as follows:

Hospital Operations and other	85,010
Ambulatory Care	17,710
Conifer	12,780
Total	115,500

COMPETITION

HEALTHCARE SERVICES

Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, our competitors (1) may offer a broader array of services or more desirable facilities to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation in the community, (4) may be more centrally located with better parking or closer proximity to public transportation or (5) may be able to negotiate more favorable reimbursement rates that they may use to strengthen their competitive position. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets.

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

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. These negotiated discounts generally limit our ability to increase charges in response to increasing costs. Nevertheless, our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the ongoing trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures.

In addition, the competitive positions of hospitals and outpatient facilities depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of those facilities, as well as physicians who affiliate with and use outpatient centers as an extension of their practices. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. State laws that require findings of need for construction and expansion of healthcare facilities or services (as described in “Healthcare Regulation and Licensing – Certificate of Need Requirements” below) may also impact competition.

Our strategies are designed to help our hospitals and outpatient facilities remain competitive. We believe emphasis on higher-demand clinical service lines (including outpatient lines) and improved quality metrics will improve our volumes. Furthermore, we have expanded our ambulatory care business, and we have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. We have also sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks.

We have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. We believe physicians refer patients to a hospital on the basis of the quality and scope of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital, and the quality of the hospital’s facilities, equipment and employees. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in more appropriate lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes.

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

We believe that competition for the revenue cycle management and other services Conifer provides is based primarily on: (1) knowledge and understanding of the complex public and private healthcare payment and reimbursement systems; (2) a track record of delivering revenue improvements and efficiency gains for hospitals and other healthcare providers; (3) the ability to deliver solutions that are fully integrated along each step of the revenue cycle; (4) cost-effectiveness, including the breakdown between up-front costs and pay-for-performance incentive compensation; (5) reliability, simplicity and flexibility of the technology platform; (6) understanding of the healthcare industry’s regulatory environment, as well as laws and regulations relating to consumer protection; and (7) financial resources to maintain current technology and other infrastructure.

To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share. In addition, the uncertainty regarding our plans for Conifer may have an adverse impact on Conifer’s ability to secure new clients.

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

The President issued an executive order in January 2017 declaring that it is the official policy of his administration to seek the prompt repeal of the ACA and directing the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law while the ACA remains in effect. The White House also sent a memorandum to federal agencies directing them to freeze any new or pending regulations. In October 2017, the administration announced that reimbursements to insurance companies for ACA cost-sharing reduction (“CSR”) plans offered through the health insurance marketplace would be discontinued. CSR payments compensate insurers for subsidizing out-of-pocket costs for low-income enrollees. Without the CSR payments, many insurers increased premiums for plans offered on ACA exchanges and a few withdrew entirely from offering plans on some of the exchanges. In addition, in December 2017, Congress passed and the President signed a tax reform bill into law that, among other things, eliminates the ACA’s individual mandate penalty for not buying health insurance starting in 2019. The Congressional Budget Office and the staff of the Joint Committee on Taxation estimated that eliminating the mandate penalty starting in 2019 – and making no other changes to the then-current law – would cause the number of people with health insurance to decrease by 4 million in 2019 and 13 million in 2027. Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payer proposals. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

There have also been successful judicial challenges to the ACA, including a December 2018 ruling by the U.S. District Court for the Northern District of Texas that the ACA’s individual mandate is unconstitutional. Because the judge’s order was stayed pending appeal, the decision’s near-term impact on health insurance coverage under the ACA may be limited; however, uncertainty over the future of the ACA has intensified. The ultimate outcome of this decision and other judicial challenges is indeterminate. We are also unable to predict the impact of administrative, regulatory and legislative changes, and market reactions to those changes, on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare disproportionate share hospital (“DSH”) payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in federal fiscal years 2020 through 2025) are made.

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

The Affordable Care Act also made changes to the “whole hospital” exception in the Stark law, effectively preventing new physician-owned hospitals after March 23, 2010 and limiting the capacity and amount of physician ownership in then-existing physician-owned hospitals. As revised, the Stark law prohibits physicians from referring Medicare patients to a hospital in which they have an ownership or investment interest unless the hospital had physician ownership and a Medicare provider agreement as of March 23, 2010 (or, for those hospitals under development at the time of the ACA’s enactment, as of December 31, 2010). A physician-owned hospital that meets these requirements is still subject to restrictions that limit the hospital’s aggregate physician ownership percentage and, with certain narrow exceptions for hospitals with a high percentage of Medicaid patients, prohibit expansion of the number of operating rooms, procedure rooms or beds. Physician-owned hospitals are also currently subject to reporting requirements and extensive disclosure requirements on the hospital’s website and in any public advertisements.

Implications of Fraud and Abuse Laws—At December 31, 2018, the majority of the facilities that operate as surgical hospitals in our Ambulatory Care segment are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals. Furthermore, the majority of ambulatory surgery centers in our Ambulatory Care segment, which are owned by joint ventures with physicians or healthcare systems, are subject to the Anti-kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non-physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions.

Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-kickback Statute, the Stark law, billing requirements, current state laws, or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. For example, we cannot predict whether physicians may ultimately be restricted from holding ownership interests in hospitals or whether the exception relating to services provided by ambulatory surgery centers could be eliminated. We are continuing to enter into new financial arrangements with physicians and other providers in a manner we believe complies with applicable anti-kickback and anti-fraud and abuse laws. However, governmental officials responsible for enforcing these laws may nevertheless assert that we are in violation of these provisions. In addition, these statutes or regulations may be interpreted and enforced by the courts in a manner that is not consistent with our interpretation. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare,

Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, any determination by a federal or state agency or court that USPI or its subsidiaries has violated any of these laws could give certain of our healthcare system partners a right to terminate their relationships with us; and any similar determination with respect to Conifer or any of its subsidiaries could give Conifer’s clients the right to terminate their services agreements with us. Moreover, any violations by and resulting penalties or exclusions imposed upon USPI’s healthcare system partners or Conifer’s clients could adversely affect their financial condition and, in turn, have a material adverse effect on our business and results of operations.

Retention of Independent Compliance Monitor—In September 2016, the Company and certain of its subsidiaries, including Tenet HealthSystem Medical, Inc. (“THSMI”), Atlanta Medical Center, Inc. (“AMCI”) and North Fulton Medical Center, Inc. (“NFMCI”), executed agreements with the U.S. Department of Justice (“DOJ”) and others to resolve a civil qui tam action and criminal investigation. In accordance with the terms of the resolution agreements, THSMI entered into a Non-Prosecution Agreement (as amended, the “NPA”) with the Criminal Division, Fraud Section, of the DOJ and the U.S. Attorney’s Office for the Northern District of Georgia (together, the “Offices”). The NPA requires, among other things, (1) THSMI and the Company to fully cooperate with the Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, and (2) the Company to retain an independent compliance monitor to assess, oversee and monitor its compliance with the obligations under the NPA. The powers, duties and responsibilities of the independent compliance monitor are broadly defined. On February 1, 2017, the Company retained two independent co-monitors (the “Monitor”), who are partners in a national law firm.

The Monitor’s primary responsibility is to assess, oversee and monitor the Company’s compliance with its obligations under the NPA to specifically address and reduce the risk of any recurrence of violations of the Anti-kickback Statute and Stark law by any entity the Company owns, in whole or in part. In doing so, the Monitor reviews and monitors the effectiveness of the Company’s compliance with the Anti-kickback Statute and the Stark law, as well as respective implementing regulations, advisories and advisory opinions promulgated thereunder, and makes such recommendations as the Monitor believes are necessary to comply with the NPA. With respect to all entities in which the Company or one of its affiliates owns a direct or indirect equity interest of 50% or less and does not manage or control the day-to-day operations, the Monitor’s access to such entities is co-extensive with the Company’s access or control and for the purpose of reviewing the conduct. During its term, the Monitor will review and provide recommendations for improving compliance with the Anti-kickback Statute and Stark law, as well as the design, implementation and enforcement of the Company’s compliance and ethics programs for the purpose of preventing future criminal and ethical violations by the Company and its subsidiaries, including, but not limited to, violations related to the conduct giving rise to the NPA and the Criminal Information filed in connection with the NPA. If we are alleged or found to have violated the terms of the NPA described above or federal healthcare laws, rules or regulations in the future, our business, financial condition, results of operations or cash flows could be materially adversely affected. For additional information regarding the duties and authorities of the Monitor, reference is made to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 3, 2016.

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

The Health Information Technology for Economic and Clinical Health (“HITECH”) Act imposed certain of the HIPAA privacy and security requirements directly upon business associates of covered entities and significantly increased the monetary penalties for violations of HIPAA. Regulations also require business associates such as Conifer to notify covered entities, who in turn must notify affected individuals and government authorities, of data security breaches involving unsecured PHI. Since the passage of the HITECH Act, enforcement of HIPAA violations has increased. If Conifer knowingly breaches the HIPAA privacy and security requirements made applicable to business associates by the HITECH Act, it could expose Conifer to criminal liability (as well as contractual liability to the associated covered entity); a breach of safeguards and processes that is not due to reasonable cause or involves willful neglect could expose Conifer to significant civil penalties and the possibility of civil litigation under HIPAA and applicable state law.

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

Healthcare providers are also subject to qui tam or “whistleblower” lawsuits under the FCA, which allows private individuals to bring actions on behalf of the government, alleging that a hospital or healthcare provider has defrauded a government program, such as Medicare or Medicaid. If the government intervenes in the action and prevails, the defendant may be required to pay three times the damages sustained by the government, plus mandatory civil penalties for each false claim submitted to the government. As part of the resolution of a qui tam case, the qui tam plaintiff may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may continue to pursue the action independently. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the FCA and, therefore, will qualify for liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. It is a violation of the FCA to knowingly fail to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Qui tam actions can also be filed under certain state false claims laws if the fraud involves Medicaid funds or funding from state and local agencies. We have paid significant amounts to resolve qui tam matters brought against us in the past, and we are unable to predict the impact of future qui tam actions on our business, financial condition, results of operations or cash flows.

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

There has been increased scrutiny from outside auditors, government enforcement agencies and others, as well as an increased risk of government investigations and qui tam lawsuits, related to hospitals’ Medicare observation rates and inpatient admission decisions. The term “Medicare observation rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In addition, CMS has established a concept referred to as the “two-midnight rule” to guide practitioners admitting patients and contractors on when it is appropriate to admit individuals as hospital inpatients. Under the two-midnight rule, a Medicare patient should generally be admitted on an inpatient basis only when there is a reasonable expectation that the patient’s care will cross two midnights; if not, the patient generally should be treated as an outpatient, unless an exception applies. In our affiliated hospitals, we conduct reviews of Medicare inpatient stays of less than two midnights to determine whether a patient qualifies for inpatient admission. Enforcement of the two-midnight rule has not had, and is not expected to have, a material impact on inpatient admission rates at our hospitals.

Medical and surgical services and practices are extensively supervised by committees of staff doctors at each of our healthcare facilities, are overseen by each facility’s local governing board, the members of which primarily are community members and physicians, and are reviewed by our clinical quality personnel. The local governing board also helps maintain standards for quality care, develop short-term and long-range plans, and establish, review and enforce practices and procedures, as well as approves the credentials, disciplining and, if necessary, the termination of privileges of medical staff members.

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate hospitals in six states that require a form of state approval under certificate of need programs applicable to those hospitals. Approximately 71% of our licensed hospital beds are located in these states (namely, Alabama, Florida, Massachusetts, Michigan, South Carolina and Tennessee). The certificate of need programs in most of these states, along with several others, also apply to ambulatory surgery centers.

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

ENVIRONMENTAL MATTERS

Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with statutes and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2018.

ANTITRUST LAWS

The federal government and most states have enacted antitrust laws that prohibit specific types of anti-competitive conduct, including price fixing, wage fixing, anticompetitive hiring practices, concerted refusals to deal, price discrimination and tying arrangements, as well as monopolization and acquisitions of competitors that have, or may have, a substantial adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties.

Antitrust enforcement in the healthcare industry is currently a priority of the U.S. Federal Trade Commission (“FTC”). In recent years, the FTC has filed multiple administrative complaints and public comments challenging hospital transactions in several states. The FTC has focused its enforcement efforts on preventing hospital mergers that may, in the government’s view, leave insufficient local options for patient services. In addition to hospital merger enforcement, the FTC has given increased attention to the effect of combinations involving other healthcare providers, including physician practices. The FTC has also entered into numerous consent decrees in the past several years settling allegations of price-fixing among providers.

REGULATIONS AFFECTING CONIFER’S OPERATIONS

Conifer and its subsidiaries are subject to civil and criminal statutes and regulations governing consumer finance, medical billing, coding, collections and other operations. In connection with these laws and regulations, Conifer and its subsidiaries have been and expect to continue to be party to various lawsuits, claims, and federal and state regulatory investigations from time to time. Some of these actions may involve large demands, as well as substantial defense costs. We cannot predict the outcome of current or future legal actions against Conifer and its subsidiaries or the effect that judgments, penalties or settlements in such matters may have on Conifer.

BILLING AND COLLECTION ACTIVITIES

The federal Fair Debt Collection Practices Act (“FDCPA”) regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of the accounts receivable handled by Conifer’s third-party debt collection vendors are subject to the FDCPA, which establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Conifer audits and monitors its vendors for compliance, but there can be no assurance that such audits and monitoring will detect all instances of potential non-compliance.

Many states also regulate the billing and collection practices of creditors who collect their own debt, as well as the companies a creditor engages to bill and collect from consumers on the creditor’s behalf. These state regulations may be more stringent than the FDCPA. In addition, state regulations may be specific to medical billing and collections or the same or similar to state regulations applicable to third-party collectors. Certain of the accounts receivable Conifer or its billing, servicing and collections subsidiary, PSS Patient Solution Services, LLC, manages for its clients are subject to these state regulations.

Conifer and its subsidiaries are also subject to both federal and state regulatory agencies who have the authority to investigate consumer complaints relating to a variety of consumer protection laws, including but not limited to the Telephone Consumer Protection Act and its state equivalent. These agencies may initiate enforcement actions, including actions to seek restitution and monetary penalties from, or to require changes in business practices of, regulated entities. In addition, affected consumers may bring suits, including class action suits, to seek monetary remedies (including statutory damages) for violations of the federal and state provisions discussed above.

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

COMPLIANCE AND ETHICS

General—Our ethics and compliance department maintains our values-based ethics and compliance program, which is designed to (1) help staff in our corporate, USPI and Conifer offices, hospitals, outpatient centers and physician practices meet or exceed applicable standards established by federal and state statutes and regulations, as well as industry practice, (2) monitor and raise awareness of ethical issues among employees and others, and stress the importance of understanding and complying with our Standards of Conduct, and (3) provide a channel for employees to make confidential ethics and compliance-related reports anonymously if they choose. The ethics and compliance department operates independently – it has its own operating budget; it has the authority to hire outside counsel, access any company document and interview any of our personnel; and our chief compliance officer reports directly to the quality, compliance and ethics committee of our board of directors.

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

As part of the program, we provide training sessions at least annually to every employee, as well as our board of directors and certain physicians and contractors. All employees are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct or our policies, and are encouraged to contact our Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and employees have the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation, although certain matters may be referred out to the law department. Retaliation against employees in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

Non-Prosecution Agreement—In September 2016, our THSMI subsidiary entered into a Non-Prosecution Agreement with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia. The NPA requires, among other things, that we and THSMI (1) fully cooperate with the Offices in any matters relating to the conduct described in the NPA and other conduct under investigation by the Offices at any time during the term of the NPA, (2) retain an independent compliance monitor to assess, oversee and monitor our compliance with the obligations under the NPA, (3) promptly report any evidence or allegations of actual or potential violations of the Anti-kickback Statute, (4) maintain our compliance and ethics program throughout our operations, including those of our subsidiaries, affiliates, agents and joint ventures (to the extent that we manage or control or THSMI manages or controls such joint ventures), and (5) notify the DOJ and undertake certain other obligations specified in the NPA relative to, among other things, any sale, merger or transfer of all or substantially all of our and THSMI’s respective business operations or the business operations of our or its subsidiaries or affiliates, including an obligation to include in any contract for sale, merger, transfer or other change in corporate form a provision binding the purchaser to retain the commitment of us or THSMI, or any successor-in-interest thereto, to comply with the NPA obligations except as may otherwise be agreed by the parties to the NPA in connection with a particular transaction. Except as may otherwise be agreed by the parties in connection with a particular transaction, if, during the term of the NPA, THSMI undertakes or we undertake any change in corporate form that involves business operations that are material to our consolidated operations or to the operations of any subsidiaries or affiliates involved in the conduct described in the NPA, whether such transaction is structured as a sale, asset sale, merger, transfer or other change in corporate form, we are required to provide notice to the Offices at least 30 days prior to undertaking any such change in corporate form.

The NPA was originally scheduled to expire on February 1, 2020 (three years from the date on which the Monitor was retained); however, the DOJ subsequently extended the expiration date of the NPA by nine months to November 1, 2020 following its determination that we had breached certain reporting obligations under the terms of the NPA. In the event the Offices determine, in their sole discretion, that the Company, or any of its subsidiaries or affiliates, has knowingly violated any provision of the NPA, the NPA could be further extended by the Offices, in their sole discretion without prejudice to the Offices’ other rights under the NPA. Conversely, in the event the Offices find, in their sole discretion, that there exists a change in circumstances sufficient to eliminate the need for a monitor, or that the other provisions of the NPA have been satisfied, the oversight of the Monitor or the NPA itself may be terminated early.

If, during the term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal healthcare programs, and other substantial costs and penalties. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. The NPA provides that, in the event the DOJ determines that the Company or THSMI has breached the NPA, the DOJ will provide written notice prior to instituting any prosecution of the Company or THSMI resulting from such breach. Following receipt of such notice, the Company and THSMI have the opportunity to respond to the DOJ to explain the nature and circumstances of the breach, as well as the actions taken to address and remediate the situation, which the DOJ shall consider in determining whether to pursue prosecution of the Company, THSMI or its affiliates. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Availability of Documents—The full text of our Quality, Compliance and Ethics Program Charter, our Standards of Conduct, and a number of our ethics and compliance policies and procedures are published on our website, at www.tenethealth.com, under the “Our Commitment To Compliance” caption in the “About Us” section. A copy of our

Standards of Conduct is also available upon written request to our corporate secretary. Information about how to contact our corporate secretary is set forth under “Company Information” below. Amendments to the Standards of Conduct and any grant of a waiver from a provision of the Standards of Conduct requiring disclosure under applicable SEC rules will be disclosed at the same location as the Standards of Conduct on our website. A copy of the NPA is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 3, 2016, and the letter agreement amending the term of the NPA, which was finalized on June 1, 2018, is attached as an exhibit to our Report on Form 10-Q for the quarter ended June 30, 2018.

INSURANCE

Property Insurance—We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2017 through March 31, 2018 and April 1, 2018 through March 31, 2019, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Insurance—As is typical in the healthcare industry, we are subject to claims and lawsuits in the ordinary course of business. The healthcare industry has seen significant increases in the cost of professional liability insurance due to increased litigation. In response, we maintain captive insurance companies to self-insure a substantial portion of our professional and general liability risk. We also own a captive insurance company that writes professional liability insurance for a small number of physicians, including employed physicians, who are on the medical staffs of certain of our hospitals.

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

EXECUTIVE OFFICERS

Information about our executive officers, as of February 25, 2019, is as follows:

Name	Position	Age
Ronald A. Rittenmeyer	Executive Chairman and Chief Executive Officer	71
Saumya Sutaria, M.D.	Chief Operating Officer	46
Daniel J. Cancelmi	Chief Financial Officer	56
Keith B. Pitts	Vice Chairman	61
Audrey T. Andrews	Senior Vice President and General Counsel	52

Mr. Rittenmeyer was named Tenet’s executive chairman in August 2017 and chief executive officer in October 2017. He has served on Tenet’s board of directors since 2010, most recently as lead director. He previously served as chairman of the board and chief executive officer of Millennium Health, a health solutions company. He served as the chairman, president and chief executive officer of Expert Global Solutions, Inc., a provider of business process outsourcing services, from 2011 to 2014. From 2005 to 2008, Mr. Rittenmeyer held a number of senior management positions with Electronic Data Systems Corporation, including chairman and chief executive officer from 2007 to 2008, president from 2006 to 2008, chief operating officer from 2005 to 2007 and executive vice president, global service delivery, from 2005 to 2006. Prior to that, he was a managing director of the Cypress Group, a private equity firm, serving from 2004 to 2005. He served as chairman, chief executive officer and president of Safety-Kleen Corp. from 2001 to 2004. Among his other leadership roles, Mr. Rittenmeyer served as chief executive officer and president of AmeriServe Food Distribution Inc. from 2000 to 2001, chairman, chief executive officer and president of RailTex, Inc. from 1998 to 2000, president and chief operating officer of Ryder TRS, Inc. from 1997 to 1998, president and chief operating officer of Merisel, Inc. from 1995 to 1996 and chief operating officer of Burlington Northern Railroad Co. from 1994 to 1995. Mr. Rittenmeyer received his bachelor of science degree in commerce and economics from Wilkes University and his M.B.A. from Rockhurst University. He is chairman of the Federation of American Hospitals’ board of directors, and he currently serves on the board of directors of two other public companies: American International Group, Inc. and IQVIA Holdings Inc.

Dr. Sutaria was appointed Tenet’s chief operating officer in January 2019. In this role, he oversees all of Tenet’s acute care hospitals and hospital-affiliated outpatient facilities and physician practices. He also leads other functions across the enterprise within Tenet, USPI and Conifer. Prior to joining the Company, Dr. Sutaria worked for McKinsey & Company for 18 years, most recently as a Senior Partner providing advisory support for hospitals, healthcare systems, physicians groups, ambulatory care models, integrated delivery, and government-led delivery, while also working with institutional investors in healthcare. He previously held an associate clinical faculty appointment at the University of California at San Francisco, where he also engaged in postgraduate training with a focus in internal medicine and cardiology. Dr. Sutaria received his bachelor’s degree in molecular and cellular biology and his bachelor’s degree in economics, both from the University of California, Berkeley, as well as his M.D. from the University of California, San Diego.

Mr. Cancelmi was appointed Tenet’s chief financial officer in September 2012. He previously served as senior vice president from April 2009, principal accounting officer from April 2007 and controller from September 2004. Mr. Cancelmi was a vice president and assistant controller at Tenet from September 1999 until his promotion to controller. He joined the Company as chief financial officer of Hahnemann University Hospital. Prior to that, he held various positions at PricewaterhouseCoopers, including in the firm’s National Accounting and SEC office in New York City. Mr. Cancelmi is a certified public accountant who received his bachelor’s degree in accounting from Duquesne University in Pittsburgh. He is also a member of the American Institute of Certified Public Accountants and the Florida and Pennsylvania Institutes of Certified Public Accountants.

Mr. Pitts was appointed vice chairman following Tenet’s acquisition of Vanguard Health Systems, Inc. (“Vanguard”) in October 2013. He was Vanguard’s vice chairman from May 2001 until the acquisition and an executive vice president from August 1999 until May 2001. Mr. Pitts also served as a director of Vanguard from August 1999 until September 2004. Before joining Vanguard, Mr. Pitts was the chairman and chief executive officer of Mariner Post-Acute Network and its predecessor, Paragon Health Network, a nursing home management company, from November 1997 until June 1999. He served as the executive vice president and chief financial officer for OrNda HealthCorp, prior to its acquisition by Tenet, from August 1992 to January 1997, and, before that, as a consultant to many healthcare organizations, including as a partner in Ernst & Young’s healthcare consulting practice. Mr. Pitts is a certified public accountant who received his bachelor’s degree in business administration from the University of Florida. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

Ms. Andrews was appointed senior vice president and general counsel in January 2013. In this capacity, she oversees the law department and government relations for Tenet, USPI and Conifer. From July 2008 through December 2012, she served as senior vice president and chief compliance officer and, prior to that, served as vice president and chief compliance officer from November 2006. She joined Tenet in 1998 as hospital operations counsel. Ms. Andrews received her J.D. and her bachelor’s degree in government, both from the University of Texas at Austin. She is a member of the American and Texas Bar Associations and the American Health Lawyers Association.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding our future earnings, financial position, operational and strategic initiatives, and developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the following:

•
Our ability to achieve operating and financial targets, attain expected levels of patient volumes, and identify and execute on measures designed to save or control costs or streamline operations, including our ability to realize savings under our cost-reduction initiatives;

•	The outcome of the process we have undertaken to explore a sale of or other strategic alternatives for Conifer;

•
Potential disruptions to our business or diverted management attention as a result of the Conifer strategic review process or our cost-reduction efforts, including our plans to outsource certain functions unrelated to direct patient care;

•
The impact on our business of recent and future modifications of or judicial challenges to the Affordable Care Act and the enactment of, or changes in, other statutes and regulations affecting the healthcare industry generally;

•	Cuts to Medicare and Medicaid payment rates or changes in reimbursement practices or to Medicaid supplemental payment programs;

•	Adverse regulatory developments, government investigations or litigation;

•	Adverse developments with respect to our ability to comply with the terms of the Non-Prosecution Agreement, including any breach of the agreement;

•
Our ability to enter into or renew managed care provider arrangements on acceptable terms; and changes in service mix, revenue mix and surgical volumes, including potential declines in the population covered under managed care agreements;

•
The effect that adverse economic conditions, consumer behavior and other factors have on our volumes and our ability to collect outstanding receivables on a timely basis, among other things; and increases in the amount of uninsured accounts and deductibles and copays for insured accounts;

•
Our success in completing acquisitions, divestitures and other corporate development transactions; and our success in entering into, and managing the relationships and risks associated with, joint ventures;

•	Our success in recruiting and retaining physicians and other healthcare professionals;

•	The impact of competition on all aspects of our business;

•
The impact of our significant indebtedness; the availability and terms of capital to refinance existing debt, fund our operations and expand our business; and our ability to comply with our debt covenants and, over time, reduce leverage;

•	Potential security threats, catastrophic events and other disruptions affecting our information technology and related systems;

•
The timing and impact of additional changes in federal tax laws, regulations and policies, and the outcome of pending and any future tax audits, disputes and litigation associated with our tax positions; and

•	Other factors and risks referenced in this report and our other public filings.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Should one or more of the risks and uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations. If one or more of the events discussed in this report were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain our business and operations.

We cannot predict the impact that modifications of the Affordable Care Act may have on our business, financial condition, results of operations or cash flows.

The initial expansion of health insurance coverage under the Affordable Care Act resulted in an increase in the number of patients using our facilities with either private or public program coverage and a decrease in uninsured and charity care admissions. Although a substantial portion of both our patient volumes and, as result, our revenues has historically been derived from government healthcare programs, reductions to our reimbursement under the Medicare and Medicaid programs as a result of the ACA have been partially offset by increased revenues from providing care to previously uninsured individuals.

The President issued an executive order in January 2017 declaring that it is the official policy of his administration to seek the prompt repeal of the ACA and directing the heads of all executive departments and agencies to minimize the economic and regulatory burdens of the ACA to the maximum extent permitted by law while the ACA remains in effect. The White House also sent a memorandum to federal agencies directing them to freeze any new or pending regulations. In October 2017, the administration announced that reimbursements to insurance companies for ACA cost-sharing reduction plans offered through the health insurance marketplace would be discontinued. CSR payments compensate insurers for subsidizing out-of-pocket costs for low-income enrollees. Without the CSR payments, many insurers increased premiums for plans offered on ACA exchanges and a few withdrew entirely from offering plans on some of the exchanges. In addition, in December 2017, Congress passed and the President signed a tax reform bill into law that, among other things, eliminates the ACA’s individual mandate penalty for not buying health insurance starting in 2019. The Congressional Budget Office and the staff of the Joint Committee on Taxation estimated that eliminating the mandate penalty starting in 2019 – and making no other changes to the then-current law – would cause the number of people with health insurance to decrease by 4 million in 2019 and 13 million in 2027. Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payer proposals. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

Furthermore, there have also been successful judicial challenges to the ACA, including a December 2018 ruling by the U.S. District Court for the Northern District of Texas that the ACA’s individual mandate is unconstitutional. Because the judge’s order was stayed pending appeal, the decision’s near-term impact on health insurance coverage under the ACA may be limited; however, uncertainty over the future of the ACA has intensified. The ultimate outcome of this decision and other judicial challenges is indeterminate. We are also unable to predict the impact of administrative, regulatory and legislative changes, and market reactions to those changes, on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in federal fiscal years 2020 through 2025) are made.

Further changes in the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have an adverse effect on our business.

For the year ended December 31, 2018, approximately 20% and 9% of our net patient service revenues from our hospitals and related outpatient facilities were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.

Several states in which we operate face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. The timing of federal approval of these state-based Medicaid provider fee revenue programs – particularly the California provider fee program – may have an impact on our net operating revenues and cash flows in any given period. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays, changes to Medicaid supplemental payment programs or additional taxes on hospitals.

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

As we explore outsourcing and offshoring of certain functions unrelated to direct patient care to enhance efficiency, we must ensure that those operations will be compliant with U.S. healthcare industry-specific requirements. In addition, we are required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

Conifer and its subsidiaries are subject to numerous federal, state and local consumer protection and other laws governing such topics as privacy, financial services, and billing and collections activities. Regulations governing Conifer’s operations are subject to changing interpretations that may be inconsistent among different jurisdictions. In addition, a regulatory determination made by, or a settlement or consent decree entered into with, one regulatory agency may not be binding upon, or preclude, investigations or regulatory actions by other agencies. Conifer’s failure to comply with applicable consumer protection and other laws could result in, among other things, the issuance of cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), the imposition of fines or refunds, and other civil and criminal penalties, some of which could be significant in the case of knowing or reckless violations. In addition, Conifer’s failure to comply with the statutes and regulations applicable to it could result in reduced demand for its services, invalidate all or portions of some of Conifer’s services agreements with its clients, give clients the right to terminate Conifer’s services agreements with them or give rise to contractual liabilities, among other things, any of which could have a material adverse effect on Conifer’s business. Furthermore, if Conifer or its subsidiaries become subject to fines or other penalties, it could harm Conifer’s reputation, thereby making it more difficult for Conifer to retain existing clients or attract new clients.

If we breach or otherwise fail to comply with our Non-Prosecution Agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

In September 2016, one of our subsidiaries, Tenet HealthSystem Medical, Inc., entered into a Non-Prosecution Agreement with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia, as described in “Compliance and Ethics – Non-Prosecution Agreement” above. If, during the term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal healthcare programs, and other substantial costs and penalties. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, antitrust and employment class action lawsuits, and other legal actions in the ordinary course of business. Some of these actions may involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the healthcare industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to enter into, maintain and renew managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the year ended December 31, 2018 was approximately $9.2 billion, which represented approximately 65% of our total net patient service revenues. In addition, in the year ended December 31, 2018, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 89% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top ten managed care payers generated 65% of our managed care net patient service revenues for the year ended December 31, 2018. Because of this concentration, we may experience a short or long-term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, any disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2018, 61% of our net accounts receivable for our Hospital Operations and other segment was due from managed care payers.

Private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. Any negotiated discount programs we agree to generally limit our ability to increase charges in response to increasing costs. Furthermore, the ongoing trend toward consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services or any significant difficulties in collecting receivables from managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows.

Our cost-reduction initiatives may not deliver the benefits we expect, and actions taken may adversely affect our business, financial condition and results of operations.

Our future financial performance and level of profitability is dependent, in part, on various cost-reduction initiatives, including a recently announced strategy to explore outsourcing certain functions unrelated to direct patient care. We may encounter challenges in executing our cost-reduction initiatives and not achieve the intended cost savings. In addition, we may face wrongful termination, discrimination or other legal claims from employees affected by any workforce reductions, and we may incur substantial costs defending against such claims, regardless of their merits. Such claims may also significantly increase our severance costs. Workforce reductions, whether as a result of internal restructuring or in connection with outsourcing efforts, may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term. Moreover, outsourcing and offshoring may expose us to additional risks, such as reduced control over operational quality and timing, foreign political and economic instability, and compliance and regulatory challenges. Our failure to effectively execute our cost-reduction initiatives may lead to significant volatility, and a decline, in the price of our common stock. We cannot guarantee that our cost-reduction initiatives will be successful, and we may need to take additional steps in the future to achieve our profitability goals.

We cannot provide any assurances that we will be successful in divesting assets in non-core markets or that we will complete the process we have initiated for the potential divestiture of or other transaction involving Conifer.

We continue to exit service lines, businesses and markets that we believe are no longer strategic to our long-term growth. To that end, in 2018 we divested eight hospitals in the United States, as well as all of our operations in the United Kingdom. In addition, in January 2019, we completed the previously announced sale of three hospitals in the Chicago area that we owned at December 31, 2018. We cannot provide any assurances that completed, planned or future divestitures will achieve their business goals or the cost and service synergies we expect. We also cannot predict the outcome of the process we have been exploring regarding strategic alternatives for Conifer, including a potential sale or merger, a tax-efficient spin-off or a combination of alternative transactions.

With respect to all proposed divestitures of assets or businesses, we may fail to obtain applicable regulatory approvals for such divestitures, including any approval that may be required under our NPA. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges (as discussed below) or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material. Furthermore, our divestiture or other corporate development activities may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential divestiture, and (3) the challenges associated with separating personnel and financial and other systems.

A divestiture or other separation of Conifer could adversely affect our earnings and cash flows.

Conifer contributes a significant portion of the Company’s earnings and cash flows. We have been engaged in a process to consider a divestiture or other strategic alternatives for Conifer, such as a merger, a tax-efficient spin-off or a combination of alternative transactions. Although there can be no assurance that this process will result in a consummated transaction, any separation of all or a portion of Conifer’s business could adversely affect our earnings and cash flows.

Economic factors, consumer behavior and other dynamics have affected, and may continue to impact, our business, financial condition and results of operations.

We believe broad economic factors (including high unemployment rates in some of the markets our facilities serve), instability in consumer spending, uncertainty regarding the future of the Affordable Care Act, and the continued shift of additional financial responsibility to insured patients through higher co-pays, deductibles and premium contributions, among other dynamics, have affected our service mix, revenue mix and volumes, as well as our ability to collect outstanding receivables. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. The U.S. economy remains unpredictable. If industry trends, such as reductions in commercial managed care enrollment and patient decisions to postpone or cancel elective and non-emergency healthcare procedures, worsen or if general economic conditions deteriorate, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

Trends affecting our actual or anticipated results may require us to record charges that may negatively impact our results of operations.

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. During the years ended December 31, 2018 and 2017, we recorded impairment charges of $77 million and $402 million, respectively. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.

When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.

We have completed a number of acquisitions in recent years, and we expect to pursue similar transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and healthcare systems. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations acquired may not be profitable or may not achieve the profitability that justifies the investments made. In addition, we may face significant challenges in integrating personnel and financial and other systems. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

USPI and our hospital-based joint ventures depend on existing relationships with key healthcare system partners. If we are unable to maintain historical relationships with these healthcare systems, or enter into new relationships, we may be unable to implement our business strategies successfully.

USPI and our hospital-based joint ventures depend in part on the efforts, reputations and success of healthcare system partners and the strength of our relationships with those healthcare systems. Our joint ventures could be adversely affected by any damage to those healthcare systems’ reputations or to our relationships with them. In addition, damage to our business reputation could negatively impact the willingness of healthcare systems to enter into relationships with us or USPI. If we are unable to maintain existing arrangements on favorable terms or enter into relationships with additional healthcare system partners, we may be unable to implement our business strategies for our joint ventures successfully.

The remaining put/call arrangements associated with USPI, if settled in cash, will require us to utilize our cash flow or incur additional indebtedness to satisfy the payment obligations in respect of such arrangements.

As part of the formation of USPI in 2015, we entered into a put/call agreement with respect to the equity interests in USPI held by our joint venture partners at that time. During 2016, 2017 and 2018, we paid $1.473 billion in the aggregate to purchase additional shares of USPI to increase our ownership interest in USPI to 95%.

We have also entered into a separate put/call agreement (the “Baylor Put/Call Agreement”) with respect to the remaining 5% outside ownership interest in USPI held by Baylor University Medical Center. Each year starting in 2021, Baylor may require us to purchase, or “put” to us, up to 33.3% of their total shares in USPI held as of January 1, 2017. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. In each case, we have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

The put and call arrangements described above, to the extent settled in cash, may require us to dedicate a substantial portion of our cash flow to satisfy our payment obligations in respect of such arrangements, which may reduce the amount of funds available for our operations, capital expenditures and corporate development activities. Similarly, we may be required to incur additional indebtedness to satisfy our payment obligations in respect of such arrangements, which could have important consequences to our business and operations, as described more fully below under “Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.”

Our joint venture arrangements are subject to a number of operational risks that could have a material adverse effect on our business, results of operations and financial condition.

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

•
We may not be able to maintain good relationships with our joint venture partners (including healthcare systems), which could limit our future growth potential and could have an adverse effect on our business strategies.

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

•
Our joint venture arrangements that involve financial and ownership relationships with physicians and others who either refer or influence the referral of patients to our hospitals or other healthcare facilities are subject to greater regulatory scrutiny from government enforcement agencies. While we endeavor to comply with the applicable safe harbors under the Anti-kickback Statute, certain of our current arrangements, including joint venture arrangements, do not qualify for safe harbor protection.

It is essential to our ongoing business that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians.

The success of our business depends in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Physicians are often not employees of the hospitals or surgery centers at which they practice. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities.

We expect to encounter increased competition from health insurers and private equity companies seeking to acquire providers in the markets where we operate physician practices and, where permitted by law, employ physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Furthermore, our ability to recruit and employ physicians is closely regulated. For example, the types, amount and duration of compensation and assistance we can provide to recruited physicians are limited by the Stark law, the Anti-kickback Statute, state anti-kickback statutes and related regulations. All arrangements with physicians must also be fair market value and commercially reasonable. If we are unable to attract and retain sufficient numbers of quality physicians by providing adequate support personnel, technologically advanced equipment, and facilities that meet the needs of those physicians and their patients, physicians may choose not to refer patients to our facilities, admissions and outpatient visits may decrease and our operating performance may decline.

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

Increased labor union activity is another factor that could adversely affect our labor costs. At December 31, 2018, approximately 26% of the employees in our Hospital Operations and other segment were represented by labor unions. Less than 1% of the employees in our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

Our hospitals, outpatient centers and other healthcare businesses operate in competitive environments, and competition in our markets can adversely affect patient volumes.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, our competitors (1) are more established or newer than ours, (2) may offer a broader array of services or more desirable facilities to patients and physicians than ours, and (3) may have larger or more specialized medical staffs to admit and refer patients, among other things. Furthermore, healthcare consumers are now able to access hospital performance data on quality measures and patient satisfaction, as well as standard charges for services, to compare competing providers; if any of our hospitals achieve poor results (or results that are lower than our competitors) on quality measures or patient satisfaction surveys, or if our standard charges are or are perceived to be higher than our competitors, we may attract fewer patients. Additional quality measures and trends toward clinical or billing transparency may have an unanticipated impact on our competitive position and patient volumes.

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

As we explore a sale or other strategic alternatives for Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The uncertainty regarding our plans for Conifer may have an adverse impact on Conifer’s ability to secure new clients. There can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market, as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.

At December 31, 2018, we had approximately $14.8 billion of total long-term debt, as well as $95 million in standby letters of credit outstanding in the aggregate, under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by patient accounts receivable of substantially all of our domestic wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2018, our interest expense was $1.004 billion and represented 61% of our $1.647 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:

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

•
A significant portion of our outstanding debt is either subject to early prepayment penalties, such as “make-whole premiums,” or is not currently callable. As a result, it may be costly to pursue debt repayment as a deleveraging strategy.

Furthermore, our Credit Agreement, our LC Facility and the indentures governing our outstanding notes contain, and any future debt obligations may contain, covenants that, among other things, restrict our ability to pay dividends, incur additional debt and sell assets. See “Restrictive covenants in the agreements governing our indebtedness may adversely affect us.”

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, including those required for operating our existing facilities, for integrating our historical acquisitions or for future corporate development activities, and such reduction or delay could continue for years. We also may be forced to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement, our LC Facility and the indentures governing our outstanding notes.

Restrictive covenants in the agreements governing our indebtedness may adversely affect us.

Our Credit Agreement, our LC Facility and the indentures governing our outstanding notes contain various covenants that, among other things, limit our ability and the ability of our subsidiaries to:

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

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our Credit Agreement, our LC Facility and the indentures governing our outstanding notes. We may decide to incur additional secured or unsecured debt in the future to finance our operations and any judgments or settlements or for other business purposes. Similarly, if we continue to sell assets, including the potential divestiture of or other strategic alternative involving Conifer, and do not use the proceeds to repay debt, this could further increase our financial leverage.

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Based on our eligible receivables, $998 million was available for borrowing under the Credit Agreement at December 31, 2018. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At December 31, 2018, we had no cash borrowings outstanding under the Credit Agreement, and we had $95 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

Our business could be negatively affected by security threats, catastrophic events and other disruptions affecting our information technology and related systems.

Information technology is a critical component of the day-to-day operation of our business. We rely on our information technology to process, transmit and store sensitive and confidential data, including protected health information, personally identifiable information, and our proprietary and confidential business performance data. We utilize electronic health records and other information technology in connection with all of our operations, including our billing and supply chain and labor management operations. Our systems, in turn, interface with and rely on third-party systems. Although we monitor and routinely test our security systems and processes and have a diversified data network that provides redundancies as well as other measures designed to protect the integrity, security and availability of the data we process, transmit and store, the information technology and infrastructure we use have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. Attacks or breaches could impact the integrity, security or availability of data we process, transmit or store, or they could disrupt our information technology systems, devices or businesses. While we are not aware of having experienced a material breach of our systems, the preventive actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient in the future. As cybersecurity threats continue to evolve, we may not be able to anticipate certain attack methods in order to implement effective protective measures, and we will be required to expend significant additional resources to continue to modify and strengthen our security measures, investigate and remediate any vulnerabilities in our information systems and infrastructure, and invest in new technology designed to mitigate security risks. Furthermore, we have an increased risk of security breaches or compromised intellectual property rights as a result of outsourcing certain functions unrelated to direct patient care. Though we have insurance against some cyber-risks and attacks, it may not offset the impact of a material loss event.

Third parties to whom we outsource certain of our functions, or with whom our systems interface and who may, in some instances, store our sensitive and confidential data, are also subject to the risks outlined above and may not have or use controls effective to protect such information. A breach or attack affecting any of these third parties could similarly harm our business. Further, successful cyber-attacks at other healthcare services companies, whether or not we are impacted, could lead to a general loss of consumer confidence in our industry that could negatively affect us, including harming the market perception of the effectiveness of our security measures or of the healthcare industry in general, which could result in reduced use of our services.

Our networks and technology systems are also subject to disruption due to events such as a major earthquake, fire, hurricane, telecommunications failure, ransomware attack, terrorist attack or other catastrophic event. Any breach or system interruption of our information systems or of third parties with access to our sensitive and confidential data could result in: the unauthorized disclosure, misuse or loss of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws;

regulatory penalties; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial position, results of operations or cash flows.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2018, we had federal net operating loss (“NOL”) carryforwards of approximately $1.0 billion pre-tax available to offset future taxable income. These NOL carryforwards will expire in the years 2027 to 2034. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

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

The ACA also created the CMS Innovation Center to test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. Participation in some of these models is voluntary; however, participation in certain bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five-year bundled payment model, called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Seventeen hospitals in our Hospital Operations and other segment and four of USPI’s surgical hospitals currently participate in the CJR model. In addition, 42 hospitals in our Hospital Operations and other segment and five of USPI’s surgical hospitals participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018. USPI also holds the CMS contract for four physician group practices participating in the BPCIA program. We cannot predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

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

ITEM 3. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 16 to our Consolidated Financial Statements, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” As of February 15, 2019, there were 3,839 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report, as well as Note 9 to our Consolidated Financial Statements, for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to the following indices:

•	Standard & Poor’s 500 Stock Index (a broad equity market index in which we are not included);

•	Standard & Poor’s Health Care Composite Index (a published industry index in which we are not included); and

•
A group made up of us and our hospital company peers (namely, Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS)), which we refer to as our “Peer Group”. LifePoint Health, Inc. (LPNT), which was a member of our Peer Group index in prior years, is not included because it ceased having publicly traded equity securities in November 2018.

Performance data assumes that $100.00 was invested on December 31, 2013 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	12/13	12/14	12/15	12/16	12/17	12/18
Tenet Healthcare Corporation	$100.00	$120.30	$71.94	$35.23	$35.99	$40.69
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P Health Care	$100.00	$125.34	$133.97	$130.37	$159.15	$169.44
Peer Group	$100.00	$145.00	$126.07	$119.47	$136.82	$180.80

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2014 through 2018. Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. For our Hospital and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. Effective June 16, 2015, we completed a transaction that combined our freestanding ambulatory surgery and imaging center assets with the surgical facility assets of United Surgical Partners International, Inc. into a new joint venture called USPI Holding Company, Inc. (“USPI”). At December 31, 2018, we owned 95.0% of USPI. The tables below include USPI for the post-acquisition period only. The tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts		$20,613	$21,070	$20,111	$17,908
Less: Provision for doubtful accounts		1,434	1,449	1,477	1,305
Net operating revenues	$18,313	19,179	19,621	18,634	16,603
Equity in earnings of unconsolidated affiliates	150	144	131	99	12
Operating expenses:
Salaries, wages and benefits	8,634	9,274	9,328	8,990	8,013
Supplies	3,004	3,085	3,124	2,963	2,630
Other operating expenses, net	4,259	4,570	4,891	4,555	4,114
Electronic health record incentives	(3)	(9)	(32)	(72)	(104)
Depreciation and amortization	802	870	850	797	849
Impairment and restructuring charges, and acquisition-related costs	209	541	202	318	153
Litigation and investigation costs	38	23	293	291	25
Net gains on sales, consolidation and deconsolidation of facilities	(127)	(144)	(151)	(186)	—
Operating income	1,647	1,113	1,247	1,077	935
Interest expense	(1,004)	(1,028)	(979)	(912)	(754)
Other non-operating expense, net	(5)	(22)	(20)	(20)	(10)
Gain (loss) from early extinguishment of debt	1	(164)	—	(1)	(24)
Income (loss) from continuing operations, before income taxes	639	(101)	248	144	147
Income tax expense	(176)	(219)	(67)	(68)	(49)
Income (loss) from continuing operations, before discontinued operations	463	(320)	181	76	98
Less: Net income available to noncontrolling interests from continuing operations	355	384	368	218	64
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders from continuing operations	$108	$(704)	$(187)	$(142)	$34
Basic earnings available (loss attributable) per share to Tenet Healthcare Corporation common shareholders from continuing operations	$1.06	$(7.00)	$(1.88)	$(1.43)	$0.35
Diluted earnings available (loss attributable) per share to Tenet Healthcare Corporation common shareholders from continuing operations	$1.04	$(7.00)	$(1.88)	$(1.43)	$0.34

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services (“CMS”) of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures.

BALANCE SHEET DATA

	December 31,
	2018	2017	2016	2015	2014
	(In Millions)
Working capital (current assets minus current liabilities)	$779	$1,241	$1,223	$863	$393
Total assets	22,409	23,385	24,701	23,682	17,951
Long-term debt, net of current portion	14,644	14,791	15,064	14,383	11,505
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,420	1,866	2,393	2,266	401
Noncontrolling interests	806	686	665	267	134
Total equity	687	539	1,082	958	785

CASH FLOW DATA

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Millions)
Net cash provided by operating activities	$1,049	$1,200	$558	$1,026	$687
Net cash provided by (used in) investing activities	(115)	21	(430)	(1,317)	(1,322)
Net cash provided by (used in) financing activities	(1,134)	(1,326)	232	454	715

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of our facilities were classified as held for sale at December 31, 2018. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At December 31, 2018, USPI had interests in 255 ambulatory surgery centers, 36 urgent care centers, 23 imaging centers and 23 surgical hospitals in 27 states. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we owned 76.2% as of December 31, 2018, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recently Issued Accounting Standards

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per admission, per adjusted patient admission, per patient day, per adjusted patient day, per visit and per case amounts). Continuing operations information includes the results of (i) our same 68 hospitals operated throughout the years ended December 31, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (v) MacNeal Hospital, which we divested effective March 1, 2018 and (vi) Des Peres Hospital, which we divested effective May 1, 2018. The results of our Aspen facilities are included until August 17, 2018, the date of divestiture. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes. In addition, although we operated four North Texas hospitals throughout the year ended December 31, 2017 and from January 1 through February 28, 2018 as part of a joint venture, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Sale of Three Hospitals and Related Operations in Chicago Area—Effective January 28, 2019, we completed the sale of three hospitals and hospital-affiliated operations in the Chicago area. As a result of this transaction, we received net pre-tax cash proceeds of $42 million.

Debt Refinancing Transactions—On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments will commence on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and will be used to fund the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we expect to record a loss from early extinguishment of debt of approximately $47 million in the three months ending March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

TRENDS AND STRATEGIES

The healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations. In addition, we believe that several key trends are shaping the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the industry is migrating to value-based payment models with government and private payers shifting risk to providers; and (4) consolidation continues across the entire healthcare sector.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, enhancing patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. We achieved our targeted savings in 2018, but are continuing to look for additional areas for savings. Most of the savings in 2018 were achieved through actions within both our Hospital Operations and other segment and our Conifer segment. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $68 million in the year ended December 31, 2018, and we expect to incur additional such restructuring charges in 2019.

Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (1) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (2) expanding service lines aligned with growing community demand, including a focus on chronic disease patients; (3) offering greater affordability and predictability, including simplified admissions and discharge procedures, particularly in our outpatient centers; (4) improving our culture of service; and (5) creating health and benefit programs, patient education and health literacy materials that are customized to the needs of the communities we serve. Through these efforts, we intend to improve the customer care experience in every part of our operations.

Expansion of Our Ambulatory Care Segment—We remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. In addition, we have continued to grow our imaging and urgent care businesses through USPI to reflect our broader strategies to (1) offer more services to patients, (2) broaden the capabilities we offer to healthcare systems and physicians, and (3) expand into faster-growing, less capital intensive, higher-margin businesses. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

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

Conifer serves approximately 750 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses.

Improving Profitability—We are focused on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that are experiencing higher growth rates than traditional Medicare plans, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. In 2019, we are continuing to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage—All of our outstanding long-term debt has a fixed rate of interest, and the maturity dates of our notes are staggered from 2020 through 2031. Although we believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time, it is nonetheless our long-term objective to lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower rate secured debt to refinance portions of our higher rate unsecured debt.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of this report.

RECENT RESULTS OF OPERATIONS

We believe our results of operations for our most recent fiscal quarter best reflect recent trends we are experiencing with respect to volumes, revenues and expenses; therefore, we have provided below information about these metrics for the three months ended December 31, 2018 and 2017 on a continuing operations basis, which includes the results of (i) our same 68 hospitals operated throughout the three months ended December 31, 2018 and 2017, (ii) three Houston-area hospitals, which we divested effective August 1, 2017, (iii) our Abrazo Maryvale Campus, which we closed in December 2017, (iv) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (v) MacNeal Hospital, which we divested effective March 1, 2018, and (vi) Des Peres Hospital, which we divested effective May 1, 2018. Although we operated four North Texas hospitals throughout the year ended December 31, 2017 and from January 1 through February 28, 2018 as part of a joint venture, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. The results of our Aspen facilities are included until August 17, 2018, the date of divestiture.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Statistics	2018	2017	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	68	72	(4)	(1)
Total admissions	170,407	186,185	(8.5)%
Adjusted patient admissions(2)	308,113	332,642	(7.4)%
Paying admissions (excludes charity and uninsured)	160,172	176,158	(9.1)%
Charity and uninsured admissions	10,235	10,027	2.1%
Emergency department visits	649,544	711,268	(8.7)%
Total surgeries	108,535	118,896	(8.7)%
Patient days — total	779,728	857,728	(9.1)%
Adjusted patient days(2)	1,383,372	1,505,130	(8.1)%
Average length of stay (days)	4.58	4.61	(0.7)%
Average licensed beds	17,935	19,320	(7.2)%
Utilization of licensed beds(3)	47.3%	48.3%	(1.0)%	(1)
Total visits	1,734,523	1,901,864	(8.8)%
Paying visits (excludes charity and uninsured)	1,617,970	1,777,790	(9.0)%
Charity and uninsured visits	116,553	124,074	(6.1)%
Ambulatory Care
Total consolidated facilities (at end of period)	227	227	—	(1)
Total cases	499,803	488,046	2.4%

(1)	The change is the difference between the 2018 and 2017 amounts shown.
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

Total admissions decreased by 15,778, or 8.5%, in the three months ended December 31, 2018 compared to the three months ended December 31, 2017, and total surgeries decreased by 10,361, or 8.7%, in the 2018 period compared to the 2017 period. Our emergency department visits decreased 8.7% in the three months ended December 31, 2018 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 were negatively affected by the closure of our Abrazo Maryvale Campus in December 2017, the sale of our Philadelphia-area facilities effective January 11, 2018, the sale of MacNeal Hospital and affiliated operations effective March 1, 2018, and the sale of Des Peres Hospital and affiliated operations effective May 1, 2018. Our Ambulatory Care total cases increased 2.4% in the three months ended December 31, 2018 compared to the 2017 period.

	Continuing Operations
	Three Months Ended December 31,
Revenues	2018	2017	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,843	$4,194	(8.4)%
Ambulatory Care	554	545	1.7%
Conifer	372	394	(5.6)%
Inter-segment eliminations	(150)	(155)	(3.2)%
Total	$4,619	$4,978	(7.2)%

Net operating revenues decreased by $359 million, or 7.2%, in the three months ended December 31, 2018 compared to the same period in 2017, primarily due to the sale and closure of facilities described above, as well as the decrease in net revenues from the California provider fee program. In the 2018 period, we recognized $64 million of net revenues from the California provider fee program compared to $267 million recognized in the 2017 period due to CMS’ approval of the 2017 program in December of that year. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 56.8 days at December 31, 2018 and 55.8 days at December 31, 2017, compared to our target of less than 55 days. This calculation includes our Hospital Operations and other contract assets subsequent to the adoption of ASU 2014-09 effective January 1, 2018 and the accounts receivable of our Chicago-area facilities that have been classified in assets held for sale on our Consolidated Balance Sheet at December 31, 2018, and excludes (i) three Houston-area hospitals, which we divested effective August 1, 2017, (ii) Abrazo Maryvale Campus, which we closed in December 2017, (iii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iv) MacNeal Hospital, which we divested effective March 1, 2018, (v) Des Peres Hospital, which we divested effective May 1, 2018, (vi) all nine Aspen facilities, which we divested effective August 17, 2018, (vii) health plan revenues, and (viii) our California provider fee revenues.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,785	$1,887	(5.4)%
Supplies	641	685	(6.4)%
Other operating expenses	921	930	(1.0)%
Total	$3,347	$3,502	(4.4)%
Ambulatory Care
Salaries, wages and benefits	$160	$165	(3.0)%
Supplies	114	113	0.9%
Other operating expenses	84	93	(9.7)%
Total	$358	$371	(3.5)%
Conifer
Salaries, wages and benefits	$211	$232	(9.1)%
Supplies	1	2	(50.0)%
Other operating expenses	73	81	(9.9)%
Total	$285	$315	(9.5)%
Total
Salaries, wages and benefits	$2,156	$2,284	(5.6)%
Supplies	756	800	(5.5)%
Other operating expenses	1,078	1,104	(2.4)%
Total	$3,990	$4,188	(4.7)%
Rent/lease expense(1)
Hospital Operations and other	$58	$59	(1.7)%
Ambulatory Care	20	20	—%
Conifer	4	5	(20.0)%
Total	$82	$84	(2.4)%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses per Adjusted Patient Admission	2018	2017	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,791	$5,662	2.3%
Supplies per adjusted patient admission(1)	2,079	2,058	1.0%
Other operating expenses per adjusted patient admission(1)	2,991	2,772	7.9%
Total per adjusted patient admission	$10,861	$10,492	3.5%

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

Salaries, wages and benefits per adjusted patient admission increased 2.3% in the three months ended December 31, 2018 compared to the same period in 2017. This change is primarily due to the effect of lower volumes on operating leverage due to certain fixed staffing costs, annual merit increases for certain of our employees, increased accruals for annual incentive compensation and increased health benefits costs, partially offset by the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives in the three months ended December 31, 2018 compared to the three months ended December 31, 2017.

Supplies expense per adjusted patient admission increased 1.0% in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 7.9% in the three months ended December 31, 2018 compared to the prior-year period. This increase is primarily due to higher medical fees per adjusted patient admission, the effect of lower volumes on operating leverage due to certain fixed costs and increased malpractice expense for our Hospital Operations and other segment, which was $44 million higher in the 2018 period compared to the 2017 period. The 2018 period included an unfavorable adjustment of approximately $8 million from a 42 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $4 million from a 17 basis point increase in the interest rate in the 2017 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $411 million at December 31, 2018 compared to $500 million at September 30, 2018.

Significant cash flow items in the three months ended December 31, 2018 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $626 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $50 million;

•	Capital expenditures of $213 million;

•	$16 million of payments for the purchases of businesses or joint venture interests;

•	$84 million of payments for the purchase of equity investments;

•	Proceeds from the sales of facilities and other assets of $45 million;

•	Proceeds from sale of marketable securities, long-term investments and other assets of $34 million;

•	Interest payments of $324 million;

•	$32 million of payments to purchase $32 million aggregate principal amount of our 5.500% senior unsecured notes due 2019; and

•	$71 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $1.049 billion in the year ended December 31, 2018 compared to $1.200 billion in the year ended December 31, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	An increase of $38 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Decreased cash receipts of $31 million related to the California provider fee program;

•
Additional interest payments of $37 million in the 2018 period primarily due to the six-month interest payment in January 2018 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016, and changes in the timing of certain interest payments as a result of our refinancing transactions in 2017;

•	Lower income tax payments of $31 million in the 2018 period;

•
Increased cash flows from our health plan businesses of $101 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

•	The timing of other working capital items, including $129 million of additional payments for professional and general liability claims and expenses in the 2018 period.

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

The following table shows the sources of net patient service revenues less implicit price concessions and provision for doubtful accounts for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions and provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Service Revenues Less Implicit Price Concessions and Provision for Doubtful Accounts from:	2018	2017	2016
Medicare	20.5%	21.9%	22.4%
Medicaid	9.2%	8.8%	8.9%
Managed care(1)	65.4%	64.6%	64.3%
Self-pay	0.7%	0.6%	0.4%
Indemnity and other	4.2%	4.1%	4.0%

(1)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2018	2017	2016
Medicare	25.4%	26.0%	26.1%
Medicaid	6.3%	6.5%	7.0%
Managed care(1)	59.7%	59.6%	59.2%
Self-pay	6.0%	5.5%	5.4%
Indemnity and other	2.6%	2.4%	2.3%

(1)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services, an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 58 million individuals rely on healthcare benefits through Medicare, and approximately 73 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as certain younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of ten years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

The Affordable Care Act

The expansion of Medicaid in the 36 states (including four in which we currently operate acute care hospitals) and the District of Columbia that have taken action to do so is financed through:

•
negative adjustments to the annual market basket updates for the Medicare hospital inpatient and outpatient prospective payment systems, which began in 2010 and under current law expire on September 30, 2019, as well as additional negative “productivity adjustments” to the annual market basket updates, which began in 2011; and

•
reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments on October 1, 2019.

In December 2017, Congress passed and the President signed a tax reform bill into law that, among other things, eliminates the ACA’s individual mandate penalty for not buying health insurance starting in 2019. The Congressional Budget Office and the staff of the Joint Committee on Taxation estimated that eliminating the mandate penalty starting in 2019 – and making no other changes to the then-current law – would cause the number of people with health insurance to decrease by 4 million in 2019 and 13 million in 2027. Members of Congress have also proposed measures that would expand government-sponsored coverage, including single-payer proposals. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law. Furthermore, there have also been successful judicial challenges to the ACA, including a December 2018 ruling by the U.S. District Court for the Northern District of Texas that the ACA’s individual mandate is unconstitutional. Because the judge’s order was stayed pending appeal, the decision’s near-term impact on health insurance coverage under the ACA may be limited; however, uncertainty over the future of the ACA has intensified. The ultimate outcome of this decision and other judicial challenges is indeterminate. We are also unable to predict the impact of administrative, regulatory and legislative changes, and market reactions to those changes, on our future revenues and operations. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in FFYs 2020 through 2025, as described below) are made.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2018, 2017 and 2016 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2018	2017	2016
Medicare severity-adjusted diagnosis-related group — operating	$1,526	$1,659	$1,705
Medicare severity-adjusted diagnosis-related group — capital	137	162	157
Outliers	83	89	77
Outpatient	748	762	787
Disproportionate share	228	265	293
Other(1)	160	306	367
Total Medicare net patient service revenues	$2,882	$3,243	$3,386

(1)
The other revenue category includes Medicare Direct Graduate Medical Education (“DGME”) and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospitals (one of which we divested in 2018) under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, one long-term acute care hospital (which was divested in 2017), other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

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

Disproportionate Share Hospital Payments—In addition to making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients. Prior to October 1, 2013, DSH payments were determined annually based on certain statistical information defined by CMS and calculated as a percentage add-on to the MS-DRG payments. The ACA revised the Medicare DSH adjustment effective for discharges occurring on or after October 1, 2013. Under the revised methodology, hospitals receive 25% of the amount they previously would have received under the pre-ACA formula. This amount is referred to as the “Empirically Justified Amount.”

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC DSH Amount”). The UC DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the pre-ACA formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC DSH Amounts are set forth in the ACA and are not subject to administrative or judicial review. Although the statute requires that each hospital’s cost of uncompensated care as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool, CMS previously determined that the available cost data from cost reports was unreliable and for FFYs 2014 through 2017 used low-income days (i.e., Medicaid days) to distribute UC DSH Amounts. Beginning in FFY 2018, CMS commenced a three-year transition to using uncompensated care cost data to distribute the UC DSH Amounts. As of December 31, 2018, 57 of our acute care hospitals in continuing operations, three of which were divested in January 2019, qualified for Medicare DSH payments.

One of the variables used in the pre-ACA DSH formula is the number of Medicare inpatient days attributable to patients receiving Supplemental Security Income (“SSI”) who are also eligible for Medicare Part A benefits divided by total Medicare inpatient days (the “SSI Ratio”). In an earlier rulemaking, CMS established a policy of including not only days attributable to Original Medicare Plan patients, but also Medicare Advantage patients in the SSI ratio. The statutes and regulations that govern Medicare DSH payments have been the subject of various administrative appeals and lawsuits, and our hospitals have been participating in such appeals, including challenges to the inclusion of the Medicare Advantage days used in the DSH calculation as set forth in the Changes to the Hospital Inpatient Prospective Payment Systems and Fiscal Year 2005 Rates. We are unable to predict what action the Secretary might take with respect to the DSH calculation for prior periods in this regard or the outcome of the pending litigation; however, a favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of DGME and IME payments. As of December 31, 2018, 24 of our hospitals in continuing operations, three of which were divested in January 2019, were affiliated with academic institutions and were eligible to receive such payments.

IPPS Quality Adjustments—The ACA also authorizes the following quality adjustments to Medicare IPPS payments:

•
Value Based Purchasing (“VBP”) – Under the VBP program, IPPS operating payments to hospitals are reduced by 2% to fund value-based incentive payments to eligible hospitals based on their overall performance on a set of quality measures;

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

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per-diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2018, 23 of our general hospitals in continuing operations, two of which were divested in January 2019, operated IPF units.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system. As of December 31, 2018, we operated one freestanding IRF, and 18 of our general hospitals in continuing operations, two of which were divested in January 2019, operated IRF units.

Physician and Other Health Professional Services Payment System

Medicare uses a fee schedule to pay for physician and other health professional services based on a list of services and their payment rates referred to as the Medicare Physician Fee Schedule (“MPFS”). In determining payment rates for each service, CMS considers the amount of clinician work required to provide a service, expenses related to maintaining a practice, and professional liability insurance costs. These three factors are adjusted for variation in the input prices in different markets, and the sum is multiplied by the fee schedule’s conversion factor (average payment amount) to produce a total payment amount. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) established a new set of updates for clinicians billing under the MPFS that set the conversion factor.

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

Medicare Claims Reviews

HHS estimates that the overall FFY 2018 Medicare fee-for-service (“FFS”) improper payment rate for the program is approximately 8.1%. The FFY 2018 error rate for Hospital IPPS payments is approximately 4.3%. CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted 19.8%, 20.4% and 20.3% of total net patient service revenues less implicit price concessions and provision for doubtful accounts of our acute care hospitals and related outpatient facilities for the years ended December 31, 2018, 2017 and 2016, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2018, 2017 and 2016, our total Medicaid revenues attributable to DSH and other supplemental revenues were $847 million, $864 million and $906 million, respectively. The $847 million of total Medicaid revenues attributable to DSH and other supplemental revenues for the year ended December 31, 2018 was comprised of $262 million related to the California provider fee program described below, $286 million related to the Michigan provider fee program, $136 million related to Medicaid DSH programs in multiple states, $120 million related to the Texas 1115 waiver program described below, and $43 million from a number of other state and local programs.

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

The California Department of Health Care Services implemented its first Hospital Quality Assurance Fee (“HQAF”) program in 2010. The HQAF program provides funding for supplemental payments to California hospitals that serve Medi-Cal and uninsured patients. CMS approved the fifth and most recent phase of the program (“HQAF V”) covering the period January 2017 through June 2019 in the three months ended December 31, 2017. Our hospitals recognized HQAF revenues, net of provider fees and other expenses, of $262 million, $267 million and $232 million in calendar years 2018, 2017 and 2016, respectively. In November 2016, California voters approved a state constitutional amendment measure that extends indefinitely the statute that imposes fees on hospitals to obtain federal matching funds. Because HQAF funding levels are based in part on Medi-Cal utilization, changes in coverage of individuals under the Medi-Cal program could affect the net revenues and cash flows of our hospitals under HQAF V and subsequent phases of the HQAF program. Also, because funding of the HQAF program is dependent on federal funding, we cannot provide assurances that such funding will continue in future periods.

Certain of our Texas hospitals participate in the Texas 1115 waiver program. The previous waiver term expired on December 31, 2017, and the current waiver extension (“Waiver”), which was approved during the three months ended December 31, 2017, covers the period January 1, 2018 through September 30, 2022. The Waiver is funded by intergovernmental transfer payments from local government entities, and includes two funding pools – Uncompensated Care and Delivery System Reform Payment. In 2018, we recognized $120 million of revenues from the Texas 1115 waiver program. Separately, during the same period, we incurred $78 million of expenses related to funding indigent care services by certain of our Texas hospitals. Under the terms of the Waiver, the amount of the funding pool for the period January 1, 2018 through September 30, 2019 is consistent with the latter years of the previous waiver; however, effective October 1, 2019, CMS requires that the funding pool be resized based on aggregate hospital charity cost. The final funding pool amount for the period October 1, 2019 through the end of the current Waiver term has not been determined. We are unable to predict the changes to the funding pool amount or the allocation of the funding pool amount, which could result in an increase or decrease to our net revenues and cash flows. Furthermore, we cannot provide any assurances as to future extensions of the Texas 1115 waiver program, or the ultimate amount of revenues that our hospitals may receive from this program following the expiration of the Waiver.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2018, 2017 and 2016 are set forth in the following table.

	Years Ended December 31,
Hospital Location	2018	2017	2016
Alabama	$91	$88	$80
Arizona	165	177	199
California	875	862	818
Florida	231	232	261
Georgia	—	(3)	19
Illinois	89	143	106
Massachusetts	94	83	89
Michigan	749	710	663
Missouri	—	2	2
North Carolina	—	(1)	(2)
Pennsylvania	8	285	279
South Carolina	53	46	50
Tennessee	35	36	39
Texas	398	371	466
	$2,788	$3,031	$3,069

Medicaid and Managed Medicaid revenues comprised 46% and 54%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment for the year ended December 31, 2018.

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

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems. The updates generally become effective October 1, the beginning of the federal fiscal year. In August 2018, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2019 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

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

•
Updates to the three factors used to determine the amount and distribution of UC DSH Amounts, including the continuation of the transition from using low-income days to estimated uncompensated care costs for the distribution of the UC DSH Amounts;

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

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.4% increase in Medicare operating MS-DRG FFS payments for hospitals in large urban areas (populations over one million), and an average 2.1% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2019. We estimate that all of the payment and policy changes affecting operating MS-DRG payments, including those affecting Medicare DSH amounts and the hospice transfer payment policy, will result in an estimated 1.9% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $35 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

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

•
A transition over a two year period to the MPFS rates for the payment of clinic/office visits provided at off-campus, hospital-based departments that are currently paid under the OPPS (this payment reduction will not be made in a budget-neutral manner and will result in a reduction of approximately 0.6% to total CY 2019 OPPS payments);

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

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately-payable drugs at discounted rates from drug manufacturers. In the CY 2018 OPPS Final Rule, CMS reduced the payment for separately payable drugs purchased under the 340B program from average sale price (“ASP”) plus 6% to ASP minus 22.5%, and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS. During the three months ended December 31, 2018, the U.S. District Court for the District of Columbia held that the adoption of the 340B payment adjustment in the CY 2018 OPPS Final Rule exceeded CMS’ statutory authority. Because of the complexity involved in determining equitable relief for the plaintiffs, the court requested the parties to submit briefs on the appropriate remedy. CMS may appeal the District Court’s decision. The District Court’s remedy and/or an unfavorable outcome of any appeal could have an adverse effect on the Company’s net revenues and cash flows.

The Medicare Access and CHIP Reauthorization Act of 2015

The MACRA replaced the Medicare Sustainable Growth Rate methodology with a new system for establishing the annual updates to the MPFS that, beginning in 2019, rewards the delivery of high-quality patient care through one of two avenues:

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

Additionally, the MACRA reduced the restoration of the 3.2% coding and document adjustment to hospital inpatient rates that was expected to be effective in FFY 2018 to 3.0%; as modified by the 21st Century Cures Act, the adjustment will be applied at the rate of 0.4588% for FFY 2018 and 0.5% for FFYs 2019 through 2023.

Less than 1% of the net operating revenue generated by our Hospital Operations and other segment during the year ended December 31, 2018 was related to the MPFS. We are unable to estimate the potential impact of the MACRA; however, the maximum incentive and penalty adjustments could result in an increase or decrease in our annual net revenues of approximately $15 million. Additionally, we cannot predict the effect of the MACRA on our future operations, revenues and cash flows.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On November 23, 2018, the CMS issued a final rule that includes updates to payment policies, payment rates, quality provisions and other policies for services furnished under the MPFS for CY 2019 (“MPFS Final Rule”). With the budget neutrality adjustment to account for changes in Relative Value Units required by law, the final MPFS for 2019 will increase by approximately 0.11%. CMS estimates that the impact of the payment and policy changes in the final rule will result in no change in aggregate payments across all specialties.

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to stimulate the U.S. economy. One provision of ARRA provides financial incentives to hospitals and physicians to become “meaningful users” of electronic health records (“EHR”). Hospitals that fail to demonstrate meaningful use of EHR are subject to payment penalties; EHR payment adjustments to physicians automatically terminated effective January 1, 2019. During the year ended December 31, 2018, we recognized $3 million of EHR incentives related to the Medicare and Medicaid EHR incentive programs as a result of certain of our hospitals, employed physicians and Ambulatory Care segment facilities demonstrating meaningful use of certified EHR technology and meeting the criteria for revenue recognition. Medicare and Medicaid incentive payment amounts to which a provider is entitled are subject to post-payment audits.

In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Eligible hospitals must continue to demonstrate meaningful use of EHR technology every year to avoid payment reductions in subsequent years. These reductions, which are based on the market basket update, will continue until a hospital achieves compliance. Should all of our hospitals fail to become meaningful users or fail to continue to demonstrate meaningful use of EHR technology and fail to submit quality data, the penalties would result in reductions to our annual Medicare traditional inpatient net revenues of up to approximately $37 million in 2019 and subsequent years.

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
CMS Innovation Models

The CMS Innovation Center develops new payment and service delivery models in accordance with the requirements of Section 1115A of the Social Security Act. Additionally, Congress has defined – both through the Affordable Care Act and previous legislation – a number of specific demonstrations to be conducted by CMS. The CMS Innovation Center has a growing portfolio testing various payment and service delivery models that aim to achieve better care for patients, better health for communities and lower costs through improvement for our healthcare system. Participation in some of these models is voluntary; however, participation in certain bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria.

Bipartisan Budget Act of 2018
In February 2018, the President signed the Bipartisan Budget Act of 2018 (“2018 BBA”), a two-year spending agreement and six-week continuing resolution, into law. The 2018 BBA includes the following measures:

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

The ACA reduced federal funding for Medicaid DSH payments under the assumption that hospital uncompensated care costs would decline as insurance coverage increased. Although the reductions were delayed several times, federal DSH payment reductions were slated to begin with a $2 billion reduction in FFY 2018, with additional reductions occurring each year through FFY 2025. The amount of federal DSH funds available to each state, referred to as allotments, will vary based on historical state DSH allotments and the methodology that CMS uses to distribute DSH allotment reductions among states. In notices dated November 3, 2017 and July 6, 2018, CMS released the preliminary DSH allotments of approximately $12 billion for FFYs 2017 and 2018, respectively.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2018, 2017 and 2016 was $9.213 billion, $9.583 billion and $9.728 billion, respectively. Our top ten managed care payers generated 65% of our managed care net patient service revenues for the year ended December 31, 2018. National payers generated 43% of our managed care net patient service revenues for the year ended December 31, 2018. The remainder comes from regional or local payers. At December 31, 2018 and 2017, 61% and 62%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2018, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the year ended December 31, 2018, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 89% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts pose significant collectability problems. At both December 31, 2018 and 2017, 6% of our net accounts receivable for our Hospital Operations and other segment were due from self-pay patients. Further, a significant portion of our implicit price concessions relates to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

Conifer has performed systematic analyses to focus our attention on the drivers of bad debt expense for each hospital. While emergency department use is the primary contributor to our implicit price concessions in the aggregate, this is not the case at all hospitals. As a result, we have increased our focus on targeted initiatives that concentrate on non-emergency department patients as well. These initiatives are intended to promote process efficiencies in collecting self-pay accounts, as well as co-pay, co-insurance and deductible amounts owed to us by patients with insurance, that we deem highly collectible. We leverage a statistical-based collections model that aligns our operational capacity to maximize our collections performance. We are dedicated to modifying and refining our processes as needed, enhancing our technology and improving staff training throughout the revenue cycle process in an effort to increase collections and reduce accounts receivable.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Estimated costs for:
Self-pay patients	$640	$648	$609
Charity care patients	124	121	138
Total	$764	$769	$747
Medicaid DSH and other supplemental revenues	$847	$864	$906

The initial expansion of health insurance coverage resulted in an increase in the number of patients using our facilities with either health insurance exchange or government healthcare insurance program coverage. However, we continue to have to provide uninsured discounts and charity care due to the failure of states to expand Medicaid coverage and for persons living in the country who are not permitted to enroll in a health insurance exchange or government healthcare insurance program. In October 2017, the administration announced that reimbursements to insurance companies for ACA cost-sharing reduction (“CSR”) plans offered through the health insurance marketplace would be discontinued. CSR payments compensate insurers for subsidizing out-of-pocket costs for low-income enrollees. Without the CSR payments, many insurers increased premiums for plans offered on ACA exchanges and a few withdrew entirely from offering plans on some of the exchanges.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	Increase (Decrease)
Net operating revenues:
Hospital Operations and other	$15,285	$17,656	$(2,371)
Ambulatory Care	2,085	1,978	107
Conifer	1,533	1,597	(64)
Inter-segment eliminations	(590)	(618)	28
Net operating revenues before provision for doubtful accounts	18,313	20,613	(2,300)
Less provision for doubtful accounts	—	1,434	(1,434)
Net operating revenues	18,313	19,179	(866)
Equity in earnings of unconsolidated affiliates	150	144	6
Operating expenses:
Salaries, wages and benefits	8,634	9,274	(640)
Supplies	3,004	3,085	(81)
Other operating expenses, net	4,259	4,570	(311)
Electronic health record incentives	(3)	(9)	6
Depreciation and amortization	802	870	(68)
Impairment and restructuring charges, and acquisition-related costs	209	541	(332)
Litigation and investigation costs	38	23	15
Net gains on sales, consolidation and deconsolidation of facilities	(127)	(144)	17
Operating income	$1,647	$1,113	$534

	Years Ended December 31,
	2018	2017	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	0.8%	0.8%	—%
Operating expenses:
Salaries, wages and benefits	47.1%	48.4%	(1.3)%
Supplies	16.4%	16.1%	0.3%
Other operating expenses, net	23.3%	23.8%	(0.5)%
Electronic health record incentives	—%	—%	—%
Depreciation and amortization	4.4%	4.5%	(0.1)%
Impairment and restructuring charges, and acquisition-related costs	1.1%	2.8%	(1.7)%
Litigation and investigation costs	0.2%	0.1%	0.1%
Net gains on sales, consolidation and deconsolidation of facilities	(0.7)%	(0.7)%	—%
Operating income	9.0%	5.8%	3.2%

Total net operating revenues decreased by $866 million, or 4.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Hospital Operations and other and Ambulatory Care net operating revenues and provision for doubtful accounts were impacted by our adoption of ASU 2014-09 effective January 1, 2018. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. Hospital Operations and other net operating revenues net of implicit price concessions and provision for doubtful accounts decreased by $947 million, or 6.1%, for the year ended December 31, 2018 compared to the same period in 2017, primarily due to the divestiture or closure of eight hospitals since the beginning of the 2017 period. Ambulatory Care net operating revenues net of implicit price concessions and provision for doubtful accounts increased by $145 million, or 7.5%, for the year ended

December 31, 2018 compared to the prior-year period. This growth was driven by an increase in same-facility net operating revenues of $89 million and an increase from acquisitions of $113 million, partially offset by a decrease of $57 million due to the sale of Aspen. Conifer net operating revenues decreased by $64 million, or 4.0%, for the year ended December 31, 2018 compared to the same period in 2017. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $36 million, or 3.7%, for the year ended December 31, 2018 compared to the prior-year period. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, partially offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 68 hospitals operated throughout the years ended December 31, 2018 and 2017. Our same-hospital information excludes the results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018 and Des Peres Hospital, which we divested effective May 1, 2018. In addition, although we operated four North Texas hospitals throughout the year ended December 31, 2017 and from January 1 through February 28, 2018 as part of a joint venture, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Years Ended December 31,
Selected Operating Expenses	2018	2017	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$7,076	$6,952	1.8%
Supplies	2,538	2,440	4.0%
Other operating expenses	3,477	3,246	7.1%
Total	$13,091	$12,638	3.6%
Ambulatory Care
Salaries, wages and benefits	$644	$623	3.4%
Supplies	430	398	8.0%
Other operating expenses	359	360	(0.3)%
Total	$1,433	$1,381	3.8%
Conifer
Salaries, wages and benefits	$863	$962	(10.3)%
Supplies	5	5	—%
Other operating expenses	308	347	(11.2)%
Total	$1,176	$1,314	(10.5)%
Total
Salaries, wages and benefits	$8,583	$8,537	0.5%
Supplies	2,973	2,843	4.6%
Other operating expenses	4,144	3,953	4.8%
Total	$15,700	$15,333	2.4%
Rent/lease expense(1)
Hospital Operations and other	$227	$221	2.7%
Ambulatory Care	80	77	3.9%
Conifer	17	19	(10.5)%
Total	$324	$317	2.2%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•
Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of our facilities were classified as held for sale at December 31, 2018.

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

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 68 hospitals operated throughout the years ended December 31, 2018 and 2017. Our same-hospital information excludes the results of three Houston-area hospitals, which we divested effective August 1, 2017, Abrazo Maryvale Campus, which we closed in December 2017, two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, and Des Peres Hospital, which we divested effective May 1, 2018. In addition, although we operated four North Texas hospitals throughout the year ended December 31, 2017 and from January 1 through February 28, 2018 as part of a joint venture, we did not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2018	2017	Increase (Decrease)
Number of hospitals (at end of period)	68	68	—	(1)
Total admissions	684,933	696,590	(1.7)%
Adjusted patient admissions(2)	1,232,150	1,232,200	—%
Paying admissions (excludes charity and uninsured)	643,828	658,296	(2.2)%
Charity and uninsured admissions	41,105	38,294	7.3%
Admissions through emergency department	474,606	454,364	4.5%
Paying admissions as a percentage of total admissions	94.0%	94.5%	(0.5)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.0%	5.5%	0.5%	(1)
Emergency department admissions as a percentage of total admissions	69.3%	65.2%	4.1%	(1)
Surgeries — inpatient	183,520	188,853	(2.8)%
Surgeries — outpatient	248,770	250,726	(0.8)%
Total surgeries	432,290	439,579	(1.7)%
Patient days — total	3,148,094	3,220,528	(2.2)%
Adjusted patient days(2)	5,569,440	5,605,146	(0.6)%
Average length of stay (days)	4.60	4.62	(0.4)%
Licensed beds (at end of period)	17,937	17,946	(0.1)%
Average licensed beds	17,940	17,980	(0.2)%
Utilization of licensed beds(3)	48.1%	49.1%	(1.0)%	(1)

(1)	The change is the difference between 2018 and 2017 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2018	2017	Increase (Decrease)
Total visits	6,999,028	7,064,412	(0.9)%
Paying visits (excludes charity and uninsured)	6,537,366	6,605,226	(1.0)%
Charity and uninsured visits	461,662	459,186	0.5%
Emergency department visits	2,613,018	2,583,612	1.1%
Surgery visits	248,770	250,726	(0.8)%
Paying visits as a percentage of total visits	93.4%	93.5%	(0.1)%	(1)
Charity and uninsured visits as a percentage of total visits	6.6%	6.5%	0.1%	(1)

(1)	The change is the difference between the 2018 and 2017 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2018	2017	Increase (Decrease)
Total segment net operating revenues(1)	$14,516	$14,011	3.6%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$13,995	$13,514	3.6%
Net patient service revenue per adjusted patient admission(1)(2)	$11,358	$10,967	3.6%
Net patient service revenue per adjusted patient day(1)(2)	$2,513	$2,411	4.2%

(1)	Revenues are net of implicit price concessions and provision for doubtful accounts.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Total Segment Selected Operating Expenses	2018	2017	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	48.7%	49.6%	(0.9)%	(1)
Supplies as a percentage of net operating revenues	17.5%	17.4%	0.1%	(1)
Other operating expenses as a percentage of net operating revenues	24.0%	23.2%	0.8%	(1)

(1)	The change is the difference between the 2018 and 2017 amounts shown.

Revenues

Same-hospital net operating revenues increased $505 million, or 3.6%, during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due improved terms of our managed care contracts. Same-hospital admissions decreased 1.7% in the year ended December 31, 2018 compared to the prior-year period. Same-hospital outpatient visits decreased 0.9% in the year ended December 31, 2018 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at December 31, 2018 and the consolidated net accounts receivable and allowance for doubtful accounts by payer at December 31, 2017:

	December 31, 2018	December 31, 2017
	Accounts Receivable	Accounts Receivable Before Allowance for Doubtful Accounts	Allowance for Doubtful Accounts	Net
Medicare	$229	$257	$—	$257
Medicaid	74	95	—	95
Net cost report settlements receivable and valuation allowances	18	4	—	4
Managed care	1,467	1,709	204	1,505
Self-pay uninsured	47	407	351	56
Self-pay balance after insurance	94	240	149	91
Estimated future recoveries	148	132	—	132
Other payers	325	453	151	302
Total Hospital Operations and other	2,402	3,297	855	2,442
Ambulatory Care	191	215	43	172
Total discontinued operations	2	2	—	2
	$2,595	$3,514	$898	$2,616

For patient accounts receivable resulting from revenue recognized prior to January 1, 2018, an allowance for doubtful accounts was established to reduce the carrying value of such receivables to their estimated net realizable value. Generally, we estimated this allowance based on the aging of our accounts receivable by hospital, our historical collection experience by hospital and for each type of payer, and other relevant factors. Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, when we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and unbilled accounts for which we have the unconditional right to payment, and estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. For patient accounts receivable subsequent to our adoption of ASU 2014-09 on January 1, 2018, the estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Under the provisions of ASU 2014-09, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2018. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, in our consolidated balance sheets.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2018, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.1%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2018, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.3% at December 31, 2018.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.384 billion and $2.438 billion at December 31, 2018 and 2017, respectively, excluding cost report settlements receivable and valuation allowances of $18 million and $4 million, respectively, at December 31, 2018 and 2017:

	December 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days(1)	89%	51%	60%	29%	56%
61-120 days	6%	24%	14%	18%	15%
121-180 days	2%	10%	8%	11%	8%
Over 180 days	3%	15%	18%	42%	21%
Total	100%	100%	100%	100%	100%

(1)
The 0-60 days aging category has been impacted by the reclassification of certain unbilled accounts to contract assets due to the adoption of ASU 2014-09 effective January 1, 2018. See Notes 1 and 4 to our accompanying Consolidated Financial Statements for additional information.

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

At December 31, 2018, we had a cumulative total of patient account assignments to Conifer of $2.546 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 97% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2018 and 2017 by aging category for the hospitals currently in the program:

	December 31,
	2018	2017
0-60 days	$72	$81
61-120 days	16	12
121-180 days	3	3
Over 180 days	5	4
Total	$96	$100

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 90 basis points to 48.7% in the year ended December 31, 2018 compared to the prior-year period. Same-hospital net operating revenues increased 3.6% in the year ended December 31, 2018 compared to the year ended December 31, 2017, and same-hospital salaries, wages and benefits increased by 1.8% in the 2018 period compared to the 2017 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to an increase in same-hospital net operating revenues and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives, partially offset by increased health benefits costs and annual merit increases for certain of our employees. Salaries, wages and benefits expense for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $25 million and $46 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased by 10 basis points to 17.5% in the year ended December 31, 2018 compared to the 2017 period. Supplies expense was impacted by increased costs from certain higher acuity supply-intensive surgical services, partially offset by the benefits of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased by 80 basis points to 24.0% in the year ended December 31, 2018 compared to 23.2% in the 2017 period. Same-hospital other operating expenses increased by $231 million, or 7.1%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The changes in other operating expenses included:

•	increased malpractice expense of $115 million to settle various claims; and

•	increased medical fees of $89 million, due in part to unfavorable claims experience on risk-based capitated contracts in California, partially offset by

•	decreased expenses associated with our health plan businesses of $95 million due to the sale and wind-down of those businesses in 2017, which decreases were offset by decreased health plan revenues.

Same-hospital malpractice expense in the 2018 period included a favorable adjustment of approximately $10 million from a 26 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to approximately $3 million from an eight basis point increase in the interest rate in the 2017 period.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (110 of 337 facilities at December 31, 2018), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 227 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in two line items:

•
equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by USPI; and

•
management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less implicit price concessions.

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 67% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Years Ended December 31,
Ambulatory Care Results of Operations	2018	2017	Increase (Decrease)
Net operating revenues	$2,085	$1,940	7.5%
Equity in earnings of unconsolidated affiliates	$140	$140	—%
Salaries, wages and benefits	$644	$623	3.4%
Supplies	$430	$398	8.0%
Other operating expenses, net	$359	$360	(0.3)%

Our Ambulatory Care net operating revenues increased by $145 million, or 7.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This growth was driven by an increase in same-facility net operating revenues of $89 million and an increase from acquisitions of $113 million, partially offset by a decrease of $57 million due to the sale of Aspen.

Salaries, wages and benefits expense increased by $21 million, or 3.4%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change was driven by an increase in same-facility salaries, wages and benefits expense of $20 million and an increase from acquisitions of $22 million, partially offset by a decrease of $21 million due to the sale of Aspen.

Supplies expense increased by $32 million, or 8.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The change was driven by an increase in same-facility supplies expense of $26 million and an increase from acquisitions of $18 million, partially offset by a decrease of $12 million due to the sale of Aspen.

Other operating expenses decreased by $1 million, or 0.3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Other operating expenses in 2018 were impacted by an increase in same-facility other operating expenses of $1 million, an increase from acquisitions of $14 million and a decrease of $16 million due to the sale of Aspen.

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

Ambulatory Care Facility Growth	Year Ended December 31, 2018
Net revenues	5.1%
Cases	3.4%
Net revenue per case	1.6%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of December 31, 2018, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Year Ended December 31, 2018
Facilities:
With a healthcare system partner	208
Without a healthcare system partner	129
Total facilities operated	337
Change from December 31, 2017
Acquisitions	10
De novo	8
Dispositions/Mergers	(14)
Total increase in number of facilities operated	4

During the year ended December 31, 2018, we sold our nine Aspen facilities in the United Kingdom, and we acquired controlling interests in an ophthalmology surgery center in Pennsylvania, a single-specialty spine surgery center in Georgia, two multi-specialty surgery centers in Florida and one in Texas, and a single specialty gastroenterology center in Florida. We paid cash totaling $97 million for these acquisitions. We also acquired noncontrolling ownership interests in a multi-specialty surgery center in California and two surgical hospitals in Oklahoma for $88 million. All nine facilities are jointly owned with local physicians, and four of them have a healthcare system partner.

Also during the year ended December 31, 2018, we acquired controlling interests in four facilities in which we already had an equity method investment. These multi-specialty surgery centers are located in New Jersey and Georgia. We paid cash totaling $7 million for the additional ownership interests. All four facilities are jointly owned with local physicians and a healthcare system partner. Furthermore, during the year ended December 31, 2018, the Ambulatory Care segment acquired the non-controlling interest in Baylor Scott & White Medical Center – Sunnyvale, a surgical hospital in Texas, previously held by the Hospital Operations and other segment. The facility is jointly owned with local physicians and a healthcare system partner.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2018, we invested approximately $36 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $1.533 billion and $1.597 billion during the years ended December 31, 2018 and 2017, respectively, a portion of which was eliminated in consolidation as described in Note 22 to the Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $36 million, or 3.7%, for the year ended December 31, 2018 compared to the prior-year period. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, partially offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers.

Salaries, wages and benefits expense for Conifer decreased $99 million, or 10.3%, in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $39 million, or 11.2%, in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the impact of our enterprise-wide cost reduction initiatives.

The agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer, were initially scheduled to expire in December 2018. As we continue to pursue strategic alternatives for Conifer, these agreements were renewed for an additional year with substantially similar pricing terms; however, the pricing or other material terms of such agreements may be modified if any such strategic alternative is consummated. Conifer’s contract with Tenet represented 38.5% of the net operating revenues Conifer recognized in the year ended December 31, 2018.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the year ended December 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $209 million, consisting of $77 million of impairment charges, $115 million of restructuring charges and $17 million of acquisition-related costs. Impairment charges included $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Restructuring charges consisted of $68 million of employee severance costs, $17 million of contract and lease termination fees, and $30 million of other restructuring costs. Acquisition-related costs consisted of $10 million of transaction costs and $7 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2018 were comprised of $141 million from our Hospital Operations and other segment, $28 million from our Ambulatory Care segment and $40 million from our Conifer segment.

During the year ended December 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $541 million, consisting of $402 million of impairment charges, $117 million of restructuring charges and $22 million of acquisition-related costs. Impairment charges consisted of $364 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen, our Philadelphia-area facilities and certain of our Chicago-area facilities, $31 million for the impairment of two equity method investments and $7 million to write-down intangible assets. Restructuring charges consisted of $82 million of employee severance costs, $15 million of contract and lease termination fees, and $20 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs and $16 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2017 were comprised of $446 million from our Hospital Operations and other segment, $74 million from our Ambulatory Care segment and $21 million from our Conifer segment.

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

Litigation and Investigation Costs

Litigation and investigation costs for the years ended December 31, 2018 and 2017 were $38 million and $23 million, respectively. The increased costs in the 2018 period relate primarily to attorneys’ fees associated with internal investigations performed pursuant to our Non-Prosecution Agreement (the “NPA”), as well as attorneys’ fees associated with our indemnification obligations with respect to two former employees in connection with criminal charges for conduct described in the NPA.

Net Gains on Sales, Consolidation and Deconsolidation of Facilities

During the year ended December 31, 2018, we recorded net gains on sales, consolidation and deconsolidation of facilities of $127 million, primarily comprised of gains of $36 million from the sale of our health plan in California, $90 million from the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, $11 million from the sales of our minority interests in four North Texas hospitals and $12 million from the sale of Des Peres Hospital, physician practices and other hospital-affiliated operations in St. Louis, Missouri, as well as net gains on sales, consolidation and deconsolidation of $8 million from our Ambulatory Care segment, partially offset by losses of $21 million from the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area, and $10 million due to post-closing adjustments related to the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area.

During the year ended December 31, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of $144 million, primarily comprised of an $111 million gain from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area, $13 million from the sale of the membership of one of our health plans in Arizona, $10 million from the sale of our health plan membership in Texas, $3 million from the sale of our health plan in Michigan, and $9 million of gains related to the consolidation of certain USPI businesses due to ownership changes.

Interest Expense

Interest expense for the year ended December 31, 2018 was $1.004 billion compared to $1.028 billion for the year ended December 31, 2017.

Income Tax Expense

During the year ended December 31, 2018, we recorded income tax expense of $176 million in continuing operations on pre-tax income of $639 million compared to income tax expense of $219 million in continuing operations on a pre-tax loss of $101 million during the year ended December 31, 2017. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Years Ended December 31,
	2018	2017
Tax expense (benefit) at statutory federal rate of 21% in 2018 (35% in 2017)	$134	$(35)
State income taxes, net of federal income tax benefit	23	4
Expired state net operating losses, net of federal income tax benefit	9	28
Tax attributable to noncontrolling interests	(70)	(113)
Nondeductible goodwill	8	109
Impact of decrease in federal tax rate on deferred taxes	(1)	246
Reversal of permanent reinvestment assumption and other adjustments related to divestiture of foreign subsidiary	(6)	(30)
Stock-based compensation tax deficiencies	5	15
Changes in valuation allowance (including impact of decrease in federal tax rate)	76	—
Change in tax contingency reserves, including interest	(1)	(6)
Prior-year provision to return adjustments and other changes in deferred taxes	(5)	4
Other items	4	(3)
Income tax expense	$176	$219

In December 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act made broad and complex changes to the U.S. tax code, including but not limited to (1) reducing the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018, (2) repealing the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits may be realized, (3) creating a new limitation on the deductibility of interest expense, (4) allowing full expensing of certain capital expenditures, and (5) denying deductions for performance-based compensation paid to certain key executives. International provisions in the Tax Act have not had, and are not expected to have, a material impact on the Company’s taxes.

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, we revalued our net deferred tax assets at December 31, 2017, resulting in a reduction in the value of our net deferred tax assets by $251 million. For the year ended December 31, 2017, we recorded $252 million as a provisional estimate of the impact of the Tax Act, including the decrease in the corporate income tax rate from 35% to 21%. Approximately $6 million of the total $252 million increase in income tax expense is included in the net change in valuation allowance, with the remaining $246 million shown in the table above. During the year ended December 31, 2018, we recorded $1 million of tax benefit upon finalizing our accounting for income tax effects of the Tax Act based on actual 2017 federal and state income tax filings.

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $355 million for the year ended December 31, 2018 compared to $384 million for the year ended December 31, 2017. Net income available (loss attributable) to noncontrolling interests in the 2018 period was comprised of $(17) million related to our Hospital Operations and other segment, $308 million related to our Ambulatory Care segment and $64 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $20 million was related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$111	$(704)
Less: Net income available to noncontrolling interests	(355)	(384)
Income (loss) from discontinued operations, net of tax	3	—
Income (loss) from continuing operations	463	(320)
Income tax expense	(176)	(219)
Gain (loss) from early extinguishment of debt	1	(164)
Other non-operating expense, net	(5)	(22)
Interest expense	(1,004)	(1,028)
Operating income	1,647	1,113
Litigation and investigation costs	(38)	(23)
Net gains on sales, consolidation and deconsolidation of facilities	127	144
Impairment and restructuring charges, and acquisition-related costs	(209)	(541)
Depreciation and amortization	(802)	(870)
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	9	(41)
Adjusted EBITDA	$2,560	$2,444

Net operating revenues	$18,313	$19,179
Less: Net operating revenues from health plans	14	110
Adjusted net operating revenues	$18,299	$19,069

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	0.6%	(3.7)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	14.0%	12.8%

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

Net operating revenues from our other operations were $4.371 billion and $4.582 billion in the years ended December 31, 2017 and 2016, respectively. The decrease in net operating revenues from other operations during 2017 primarily related to the cessation of operations of our health plan businesses in 2017, partially offset by increased revenues from the revenue cycle services provided by Conifer, as well as revenues from USPI. Equity in earnings of unconsolidated affiliates were $144 million and $131 million for the years ended December 31, 2017 and 2016, respectively. The increase in equity in earnings of unconsolidated affiliates in the 2017 period compared to the 2016 period primarily related to USPI.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 72 hospitals operated throughout the years ended December 31, 2017 and 2016. Our same-hospital information excludes the results of five Georgia hospitals, which we divested effective April 1, 2016, our THOP Transmountain Campus teaching hospital, which we opened in January 2017 in El Paso, and three Houston-area hospitals, which we divested effective August 1, 2017. In addition, although we operated four North Texas hospitals throughout the years ended December 31, 2017 and 2016, we do not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

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

RESULTS OF OPERATIONS BY SEGMENT

At December 31, 2017, our operations were reported in three segments:

•
Hospital Operations and other, which was comprised of our acute care hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of our facilities were classified as held for sale at December 31, 2017.

•
Ambulatory Care, which was comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals, as well as Aspen’s hospitals and clinics, which were classified as held for sale at December 31, 2017 as described in Note 5 to the accompanying Consolidated Financial Statements.

•
Conifer, which provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 72 hospitals operated throughout the years ended December 31, 2017 and 2016. Our same-hospital information excludes the results of five Georgia hospitals, which we divested effective April 1, 2016, our THOP Transmountain Campus teaching hospital, which we opened in January 2017 in El Paso, and three Houston-area hospitals, which we divested effective August 1, 2017. In addition, although we operated four North Texas hospitals throughout the years ended December 31, 2017 and 2016, we do not consolidate the results of operations of these hospitals because we divested a controlling interest in them effective January 1, 2016.

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

A significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays and deductibles owed to us by patients with insurance. Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2017, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 24.7%. This self-pay collection rate includes payments made by patients, including co-pays and deductibles paid by patients with insurance. Based on our accounts receivable from self-pay patients and co-pays and deductibles owed to us by patients with insurance at December 31, 2017, a 10% decrease or increase in our self-pay collection rate, or approximately 3%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to provision for doubtful accounts of approximately $9 million. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 97.4% at December 31, 2017.

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

Conifer Segment

Conifer generated net operating revenues of approximately $1.597 billion and $1.571 billion during the years ended December 31, 2017 and 2016, respectively, a portion of which was eliminated in consolidation as described in Note 22 to the Consolidated Financial Statements. The increase in revenues from third parties of $59 million, or 6.4%, for the year ended December 31, 2017, which are not eliminated in consolidation, is primarily due to new clients. Conifer’s contract with Tenet represented approximately 39% of the net operating revenues Conifer recognized in the year ended December 31, 2017.

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

During the year ended December 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $202 million. This amount included impairment charges of approximately $54 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified as other intangible assets, to their estimated fair values at four hospitals. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals at that time indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $163 million at December 31, 2016 after recording the impairment charges. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract-related intangibles and capitalized software costs not associated with the hospitals described above. Of the total impairment charges recognized for the year ended December 31, 2016, $76 million related to our Hospital Operations and other segment, $8 million related to our Ambulatory Care segment, and $3 million related to our Conifer segment. We also recorded $35 million of employee severance costs, $14 million of restructuring costs, $14 million of contract and lease termination fees, and $52 million in acquisition-related costs, which include $20 million of transaction costs and $32 million of acquisition integration costs.

Litigation and Investigation Costs

Litigation and investigation costs for the years ended December 31, 2017 and 2016 were $23 million and $293 million, respectively. For the year ended December 31, 2016, $278 million was attributable to accruals for the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries.

Gains on Sales, Consolidation and Deconsolidation of Facilities

During the year ended December 31, 2017, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $144 million, primarily comprised of an $111 million gain from the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area, $13 million from the sale of the membership of one of our health plans in Arizona, $10 million from the sale of our health plan membership in Texas, $3 million from the sale of our health plan in Michigan, and $9 million of gains related to the consolidation of certain businesses of USPI due to ownership changes.

During the year ended December 31, 2016, we recorded gains on sales, consolidation and deconsolidation of facilities of approximately $151 million, primarily comprised of a $113 million gain from the sale of our Atlanta-area facilities and $33 million of gains related to the consolidation of certain businesses of USPI due to ownership changes.

Interest Expense

Interest expense for the year ended December 31, 2017 was $1.028 billion compared to $979 million for the year ended December 31, 2016. These increases are attributable to additional senior notes issued in 2017, partially offset by the impact of the redemption of other senior notes since the 2016 period.

Income Tax Expense

During the year ended December 31, 2017, we recorded income tax expense of $219 million in continuing operations on a pre-tax loss of $101 million, compared to income tax expense of $67 million on pre-tax income of $248 million during the year ended December 31, 2016. The following table shows the reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate.

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

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, we revalued our net deferred tax assets at December 31, 2017, resulting in a reduction in the value of our net deferred tax assets of approximately $252 million. The reduction was recorded as additional income tax expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017. In the table above, approximately $6 million of the total $252 million increase in income tax expense is included in the net change in valuation allowance. Our revaluation of our deferred tax asset was subject to further revision based on our actual 2017 federal and state income tax filings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $384 million for the year ended December 31, 2017 compared to $368 million for the year ended December 31, 2016. Net income attributable to noncontrolling interests in the 2017 period was comprised of $29 million related to our Hospital Operations and other segment, $304 million related to our Ambulatory Care segment and $51 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $60 million was related to the minority interests in USPI, including $22 million related to the reduction of USPI’s deferred tax liabilities as a result of the reduction in the corporate income tax rate from 35% to 21%.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2018:

	Total	Years Ended December 31,					Later Years
		2019	2020	2021	2022	2023
	(In Millions)
Long-term debt(1)	$18,227	$1,362	$3,455	$2,620	$4,021	$2,171	$4,598
Capital lease obligations(1)	559	192	106	64	44	27	126
Long-term non-cancelable operating leases	932	171	151	133	113	92	272
Standby letters of credit	95	95	—	—	—	—	—
Guarantees(2)	232	143	36	6	6	6	35
Asset retirement obligations	173	—	—	—	—	—	173
Academic affiliation agreements(3)	97	48	29	20	—	—	—
Tax liabilities	18	—	—	—	—	—	18
Defined benefit plan obligations	606	55	23	23	23	23	459
Information technology contract services	894	235	239	244	140	36	—
Purchase orders	300	300	—	—	—	—	—
Total(4)	$22,133	$2,601	$4,039	$3,110	$4,347	$2,355	$5,681

(1)
Includes interest through maturity date/lease termination. Our 5.500% senior unsecured notes due 2019, which are included as 2019 obligations in this table, are not included in current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2018 because of our intent and ability to refinance them on a long-term basis. See Note 24 to our Consolidated Financial Statements for additional information.

(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)	These agreements contain various rights and termination provisions.

(4)
Professional liability and workers’ compensation reserves, and our obligations under the Baylor Put/Call Agreement, as defined and described in Note 17 to our Consolidated Financial Statements, have been excluded from the table. At December 31, 2018, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were $216 million and $666 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were $42 million and $145 million, respectively. Redeemable noncontrolling interests in USPI that are subject to the Baylor Put/Call Agreement totaled $186 million at December 31, 2018.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2018:

•
In December 2018 and November 2018, we purchased $22 million and $10 million, respectively, of aggregate principal amount of our 5.500% senior unsecured notes due 2019 for $22 million and $10 million, respectively.

•
In August 2018, we purchased $38 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for $36 million, including $1 million in accrued and unpaid interest through the dates of purchase.

•
In May 2018, we purchased $30 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for $28 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of $1 million in the three months ended June 30, 2018, primarily related to the write-off of associated unamortized note discount and issuance costs, partially offset by the difference between the purchase price and the par value of the notes.

•
In March 2018, we purchased $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 for $51 million, including $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of $1 million in the three months ended March 31, 2018, primarily related to the write-off of associated unamortized issuance costs.

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

At December 31, 2018, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.63x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $617 million, $707 million and $875 million in the years ended December 31, 2018, 2017 and 2016, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2019 will total approximately $650 million to $700 million, including $135 million that was accrued as a liability at December 31, 2018. We have been engaged in a series of legal challenges over the Certificate of Need (“CON”) that the South Carolina Department of Health and Environmental Control (“SCDHEC”) initially granted to us in 2005 to construct a new 100-bed acute care hospital in Fort Mill, South Carolina. Following a decision by the South Carolina Supreme Court in February 2019, the opponent to our CON now has one remaining right of appeal. If we ultimately prevail, we expect that we will finalize the design of the hospital soon after resolution and submit it to the SCDHEC for approval. Once construction begins, the hospital is expected to take up to two years to complete at a cost of approximately $170 million over the construction period.

Interest payments, net of capitalized interest, were $976 million, $939 million and $932 million in the years ended December 31, 2018, 2017 and 2016, respectively. For the year ending December 31, 2019, we expect annual interest payments to be approximately $980 million to $990 million.

Income tax payments, net of tax refunds, were $25 million, $56 million and $33 million in the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.0 billion pre-tax expiring in 2027 to 2034, (2) general business credit carryforwards of approximately $26 million expiring in 2023 through 2038, and (3) state NOL carryforwards of approximately $3.1 billion expiring in 2019 through 2038 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $22 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2014 remain subject to audit by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2018 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had $411 million of cash and cash equivalents on hand at December 31, 2018 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $998 million based on our borrowing base calculation as of December 31, 2018.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $1.049 billion for the year ended December 31, 2018 compared to $1.200 billion for the year ended December 31, 2017. Key factors contributing to the change between the 2018 and 2017 periods include the following:

•	An increase of $38 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Decreased cash receipts of $31 million related to the California provider fee program;

•
Additional interest payments of $37 million in the 2018 period primarily due to the six-month interest payment in January 2018 related to our 7.500% senior secured second lien notes due 2022, which were issued in December 2016, and changes in the timing of certain interest payments as a result of our refinancing transactions in 2017;

•	Lower income tax payments of $31 million in the 2018 period;

•
Increased cash flows from our health plan businesses of $101 million due to cash outflows in the 2017 period resulting from the sales and wind-down of these businesses in 2017, compared to negligible cash flows in the 2018 period; and

•	The timing of other working capital items, including $129 million of additional payments for professional and general liability claims and expenses in the 2018 period.

Net cash used in investing activities was $115 million for the year ended December 31, 2018 compared to $21 million of net cash provided by investing activities for the year ended December 31, 2017. The primary reason for the decrease was proceeds from sales of facilities and other assets of $543 million in the 2018 period when we completed the sale of our hospitals, physician practices and related assets in the Philadelphia area, the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, the sale of Des Peres Hospital in St. Louis, the sale of nine Aspen facilities in the United Kingdom, and the sale of certain assets and the related liabilities of our health plan in California compared to proceeds from sales of facilities and other assets of $827 million in the 2017 period primarily attributable to the sale of our hospitals, physician practices and related assets in Houston, Texas. There was an increase in proceeds from sales of marketable securities, long-term investments and other assets of $163 million in the 2018 period compared to the 2017 period primarily due to the sales of our minority interests in four North Texas hospitals. Cash used for acquisitions of businesses and joint venture interests was $113 million in the 2018 period compared to $50 million in the 2017 period, primarily related to freestanding outpatient facilities acquired. Cash used for purchases of equity investments was $127 million in the 2018 period, compared to $68 million in the 2017 period, both of which were primarily due to acquisition activity from our Ambulatory Care segment. Capital expenditures were $617 million and $707 million in the years ended December 31, 2018 and 2017, respectively.

Net cash used in financing activities was $1.134 billion for the year ended December 31, 2018 compared to $1.326 billion for the year ended December 31, 2017. The 2018 amount included $647 million related to purchases of noncontrolling interests, primarily our purchase of an additional 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results of USPI, compared to $729 million related to purchases of noncontrolling interests in the 2017 period, when we increased our ownership interest in USPI from approximately 56.3% to 80%. The 2017 amount also included $62 million of cash paid for debt issuance costs due to significant debt refinancing activity in the 2017 period further described in Note 7 to our Consolidated Financial Statements. Additionally, the 2017 amount included our purchase of the land and improvements associated with our Palm Beach Gardens Medical Center, which we previously leased under a capital lease, by retiring the lease obligation for $44 million.

We record our equity securities and our debt securities classified as available-for-sale at fair market value. The majority of our investments are valued based on quoted market prices or other observable inputs. We have no investments that we expect will be negatively affected by the current economic conditions such that they will materially impact our financial condition, results of operations or cash flows.

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At December 31, 2018, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2018, we had no cash borrowings outstanding under the Credit Agreement and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $998 million was available for borrowing under the Credit Agreement at December 31, 2018.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At December 31, 2018, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2018, we had $93 million of standby letters of credit outstanding under the LC Facility.

Senior Secured and Senior Unsecured Note Refinancing Transactions. On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments will commence on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our Credit Agreement, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and will be used to fund the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we expect to record a loss from early extinguishment of debt of approximately $47 million in the three months ending March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

In 2018, we purchased $150 million aggregate principal amount of notes outstanding for $147 million, including $2 million in accrued and unpaid interest through the dates of purchase. For additional information regarding our long-term debt and capital lease obligations, see Note 7 to the accompanying Consolidated Financial Statements.

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

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by a deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section and other sections of this report, including any costs associated with legal proceedings and government investigations.

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest.

OFF-BALANCE SHEET ARRANGEMENTS

Our consolidated operating results for the year ended December 31, 2016 include $2 million of net operating revenues and $7 million of operating loss generated from a hospital operated by us under an operating lease arrangement, which hospital was sold effective March 31, 2016. In accordance with GAAP, the applicable buildings and the future lease obligations under this arrangement were not recorded on our consolidated balance sheet.

We have no other off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $219 million of standby letters of credit outstanding and guarantees at December 31, 2018.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 23 to the accompanying Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

Our critical accounting estimates cover the following areas:

•	Recognition of net operating revenues, including contractual allowances and implicit price concessions;

•	Accruals for general and professional liability risks;

•	Impairment of long-lived assets;

•	Impairment of goodwill; and

•	Accounting for income taxes.

REVENUE RECOGNITION

We report net patient service revenues at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing patient care. These amounts are due from patients, third-party payers (including managed care payers and government programs) and others, and they include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Generally, we bill our patients and third-party payers several days after the services are performed or shortly after discharge. Revenues are recognized as performance obligations are satisfied.

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

We have a system and estimation process for recording Medicare net patient service revenue and estimated cost report settlements. As a result, we record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2018, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history.

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

Generally, patients who are covered by third-party payers are responsible for related co-pays, co-insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co-pays, co-insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self-pay accounts and other factors that affect the estimation process. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays, co-insurance amounts and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to net patient service revenues in the period of the change.

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

Based on our accounts receivable from self-pay patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2018, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $11 million.

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

Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2018, a 500 basis point increase in our frequency trend would increase the estimated reserves by $64 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $39 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $118 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $80 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 2.59%, 2.33% and 2.25% at December 31, 2018, 2017 and 2016, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $23 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Case reserves	$210	$194	$189
Incurred but not reported and loss development reserves	742	720	675
Total undiscounted reserves	$952	$914	$864

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

Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves at December 31, 2018 and 2017 representing unsettled claims was approximately 93% and 98%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2018	2017	2016
Accrual for professional and general liability claims, beginning of the year	$854	$794	$755
Expense (income) related to:(1)
Current year	226	243	228
Prior years	180	61	43
Expense (income) from discounting	(10)	(5)	(4)
Total incurred loss and loss expense	396	299	267
Paid claims and expenses related to:
Current year	(3)	(2)	—
Prior years	(365)	(237)	(228)
Total paid claims and expenses	(368)	(239)	(228)
Accrual for professional and general liability claims, end of year	$882	$854	$794

(1)
Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $388 million, $303 million and $281 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

During the year ended December 31, 2018, we recorded $77 million of impairment charges, including $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2018, $67 million related to our Hospital Operations and other segment, $9 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment.

During the year ended December 31, 2017, we recorded $402 million of impairment charges, consisting of $364 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen, our Philadelphia-area facilities and certain of our Chicago-area facilities, $31 million for the impairment of two equity method investments and $7 million to write-down intangible assets. Of the total impairment charges recognized for the year ended December 31, 2018, $337 million related to our Hospital Operations and other segment, $63 million related to our Ambulatory Care segment, and $2 million related to our Conifer segment.

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

At December 31, 2018, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2018. During the year ended December 31, 2017, we changed our annual quantitative goodwill impairment testing date from December 31 to October 1 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of our long-term planning process, which is a significant input to the testing. Also, during January 2017, our Florida, Northeast and Southern regions and our Detroit market were combined to form our then Eastern region. Subsequent to this change, our Hospital Operations and other segment was comprised of our then Eastern, Texas and Western regions, which were our reporting units used to perform our goodwill impairment analysis. During October 2017, we further reorganized our business such that our regional management layer was eliminated. Due to this reorganization, our previous region reporting units for our Hospital Operations and other segment were combined into one reporting unit. The change in testing date and the change in reporting units did not delay, accelerate or avoid a goodwill impairment charge.

The allocated goodwill balance related to our Hospital Operations and other segment totals $2.980 billion. In our latest impairment analysis for the year ended December 31, 2018, the estimated fair value of our Hospital Operations and other segment exceeded the carrying value of long-lived assets, including goodwill, by approximately 40%.

The allocated goodwill balance related to our Ambulatory Care segment totals $3.696 billion. In our latest impairment analysis for the year ended December 31, 2018, the estimated fair value of our Ambulatory Care segment exceeded the carrying value of long-lived assets, including goodwill, by approximately 30%.

The allocated goodwill balance related to our Conifer segment totals $605 million. For the Conifer segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Factors considered in the analysis included recent and estimated future operating trends.

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

During the year ended December 31, 2018, the valuation allowance increased by $76 million, including an increase of $89 million due to limitations on deductions of interest expense, a decrease of $9 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $4 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2018 was $148 million. During the year ended December 31, 2017, we had no net change in the valuation allowance, but there was a decrease of $28 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, an increase of $6 million due to the decrease in the federal tax rate, and an increase of $22 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2017 was $72 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at December 31, 2018. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table. Our 5.500% senior unsecured notes due 2019, which are included in the 2019 column in the following table, are not included in current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2018 because of our intent and ability to refinance them on a long-term basis. See Note 24 to our Consolidated Financial Statements for additional information.

	Maturity Date, Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$650	$2,697	$1,958	$3,588	$1,894	$4,223	$15,010	$14,598
Average effective interest rates	5.7%	6.2%	4.7%	8.5%	7.3%	5.6%	6.5%

At December 31, 2018, we had long-term, market-sensitive investments held by our captive insurance subsidiaries. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2018. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2018.

Tenet’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2018, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ RONALD A. RITTENMEYER	/s/ DANIEL J. CANCELMI
Ronald A. Rittenmeyer	Daniel J. Cancelmi
Executive Chairman and Chief Executive Officer	Chief Financial Officer
February 25, 2019	February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 25, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 25, 2019

We have served as the Company’s auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$411	$611
Accounts receivable (less allowance for doubtful accounts of $898 at December 31, 2017)	2,595	2,616
Inventories of supplies, at cost	305	289
Income tax receivable	21	5
Assets held for sale	107	1,017
Other current assets	1,197	1,035
Total current assets	4,636	5,573
Investments and other assets	1,456	1,543
Deferred income taxes	312	455
Property and equipment, at cost, less accumulated depreciation and amortization ($5,221 at December 31, 2018 and $4,739 at December 31, 2017)	6,993	7,030
Goodwill	7,281	7,018
Other intangible assets, at cost, less accumulated amortization ($1,013 at December 31, 2018 and $883 at December 31, 2017)	1,731	1,766
Total assets	$22,409	$23,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$182	$146
Accounts payable	1,207	1,175
Accrued compensation and benefits	838	848
Professional and general liability reserves	216	200
Accrued interest payable	240	256
Liabilities held for sale	43	480
Other current liabilities	1,131	1,227
Total current liabilities	3,857	4,332
Long-term debt, net of current portion	14,644	14,791
Professional and general liability reserves	666	654
Defined benefit plan obligations	521	536
Deferred income taxes	36	36
Other long-term liabilities	578	631
Total liabilities	20,302	20,980
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,420	1,866
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 150,897,143 shares issued at December 31, 2018 and 149,384,952 shares issued at December 31, 2017	7	7
Additional paid-in capital	4,747	4,859
Accumulated other comprehensive loss	(223)	(204)
Accumulated deficit	(2,236)	(2,390)
Common stock in treasury, at cost, 48,359,705 shares at December 31, 2018 and 48,413,169 shares at December 31, 2017	(2,414)	(2,419)
Total shareholders’ deficit	(119)	(147)
Noncontrolling interests	806	686
Total equity	687	539
Total liabilities and equity	$22,409	$23,385
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2018	2017	2016
Net operating revenues:
Net operating revenues before provision for doubtful accounts		$20,613	$21,070
Less: Provision for doubtful accounts		1,434	1,449
Net operating revenues	$18,313	19,179	19,621
Equity in earnings of unconsolidated affiliates	150	144	131
Operating expenses:
Salaries, wages and benefits	8,634	9,274	9,328
Supplies	3,004	3,085	3,124
Other operating expenses, net	4,259	4,570	4,891
Electronic health record incentives	(3)	(9)	(32)
Depreciation and amortization	802	870	850
Impairment and restructuring charges, and acquisition-related costs	209	541	202
Litigation and investigation costs	38	23	293
Net gains on sales, consolidation and deconsolidation of facilities	(127)	(144)	(151)
Operating income	1,647	1,113	1,247
Interest expense	(1,004)	(1,028)	(979)
Other non-operating expense, net	(5)	(22)	(20)
Gain (loss) from early extinguishment of debt	1	(164)	—
Income (loss) from continuing operations, before income taxes	639	(101)	248
Income tax expense	(176)	(219)	(67)
Income (loss) from continuing operations, before discontinued operations	463	(320)	181
Discontinued operations:
Income (loss) from operations	4	—	(6)
Income tax benefit (expense)	(1)	—	1
Income (loss) from discontinued operations	3	—	(5)
Net income (loss)	466	(320)	176
Less: Net income available to noncontrolling interests	355	384	368
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$111	$(704)	$(192)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$108	$(704)	$(187)
Income (loss) from discontinued operations, net of tax	3	—	(5)
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$111	$(704)	$(192)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$1.06	$(7.00)	$(1.88)
Discontinued operations	0.03	—	(0.05)
	$1.09	$(7.00)	$(1.93)
Diluted
Continuing operations	$1.04	$(7.00)	$(1.88)
Discontinued operations	0.03	—	(0.05)
	$1.07	$(7.00)	$(1.93)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	102,110	100,592	99,321
Diluted	103,881	100,592	99,321
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$466	$(320)	$176
Other comprehensive income (loss):
Adjustments for defined benefit plans	(29)	42	(73)
Amortization of net actuarial loss included in other non-operating expense, net	14	14	12
Unrealized gains (losses) on debt securities held as available-for-sale	—	6	2
Sale of foreign subsidiary	37	—	—
Foreign currency translation adjustments	(4)	15	(53)
Other comprehensive income (loss) before income taxes	18	77	(112)
Income tax benefit (expense) related to items of other comprehensive income (loss)	6	(23)	18
Total other comprehensive income (loss), net of tax	24	54	(94)
Comprehensive net income (loss)	490	(266)	82
Less: Comprehensive income attributable to noncontrolling interests	355	384	368
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$135	$(650)	$(286)
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions,
Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2015	98,495	$7	$4,815	$(164)	$(1,550)	$(2,417)	$267	$958
Net income (loss)	—	—	—	—	(192)	—	138	(54)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Other comprehensive loss	—	—	—	(94)	—	—	—	(94)
Purchases (sales) of businesses and noncontrolling interests	—	—	(40)	—	—	—	146	106
Purchase accounting adjustments	—	—	—	—	—	—	225	225
Stock-based compensation expense, tax benefit and issuance of common stock	1,191	—	52	—	—	—	—	52
Balances at December 31, 2016	99,686	7	4,827	(258)	(1,742)	(2,417)	665	1,082
Net income (loss)	—	—	—	—	(704)	—	145	(559)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(123)	(123)
Other comprehensive income	—	—	—	54	—	—	—	54
Accretion of redeemable noncontrolling interests	—	—	(33)	—	—	—	—	(33)
Purchases (sales) of businesses and noncontrolling interests	—	—	4	—	—	—	(1)	3
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense, tax benefit and issuance of common stock	1,286	—	61	—	—	(2)	—	59
Balances at December 31, 2017	100,972	7	4,859	(204)	(2,390)	(2,419)	686	539
Net income	—	—	—	—	111	—	165	276
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(148)	(148)
Other comprehensive income	—	—	—	24	—	—	—	24
Accretion of redeemable noncontrolling interests	—	—	(173)	—	—	—	—	(173)
Purchases (sales) of businesses and noncontrolling interests	—	—	3	—	—	—	103	106
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,565	—	58	—	—	5	—	63
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,236)	$(2,414)	$806	$687
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$466	$(320)	$176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	802	870	850
Provision for doubtful accounts	—	1,434	1,449
Deferred income tax expense	150	200	41
Stock-based compensation expense	46	59	68
Impairment and restructuring charges, and acquisition-related costs	209	541	202
Litigation and investigation costs	38	23	293
Net gains on sales, consolidation and deconsolidation of facilities	(127)	(144)	(151)
Loss (gain) from early extinguishment of debt	(1)	164	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(12)	(18)	(13)
Amortization of debt discount and debt issuance costs	45	44	41
Pre-tax loss (income) from discontinued operations	(4)	—	6
Other items, net	(21)	(18)	(1)
Changes in cash from operating assets and liabilities:
Accounts receivable	(134)	(1,448)	(1,604)
Inventories and other current assets	17	(35)	(83)
Income taxes	(3)	(38)	(8)
Accounts payable, accrued expenses and other current liabilities	(152)	(10)	(51)
Other long-term liabilities	(102)	26	40
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(163)	(125)	(691)
Net cash used in operating activities from discontinued operations, excluding income taxes	(5)	(5)	(6)
Net cash provided by operating activities	1,049	1,200	558
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(617)	(707)	(875)
Purchases of businesses or joint venture interests, net of cash acquired	(113)	(50)	(117)
Proceeds from sales of facilities and other assets	543	827	573
Proceeds from sales of marketable securities, long-term investments and other assets	199	36	62
Purchases of equity investments	(127)	(68)	(39)
Other long-term assets	15	(10)	(31)
Other items, net	(15)	(7)	(3)
Net cash provided by (used in) investing activities	(115)	21	(430)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(950)	(970)	(1,895)
Proceeds from borrowings under credit facility	950	970	1,895
Repayments of other borrowings	(312)	(4,139)	(154)
Proceeds from other borrowings	23	3,795	760
Debt issuance costs	—	(62)	(12)
Distributions paid to noncontrolling interests	(288)	(258)	(218)
Proceeds from sale of noncontrolling interests	20	31	22
Purchases of noncontrolling interests	(647)	(729)	(186)
Proceeds from exercise of stock options and employee stock purchase plan	16	7	4
Other items, net	54	29	16
Net cash provided by (used in) financing activities	(1,134)	(1,326)	232
Net increase (decrease) in cash and cash equivalents	(200)	(105)	360
Cash and cash equivalents at beginning of period	611	716	356
Cash and cash equivalents at end of period	$411	$611	$716
Supplemental disclosures:
Interest paid, net of capitalized interest	$(976)	$(939)	$(932)
Income tax payments, net	$(25)	$(56)	$(33)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company. At December 31, 2018, we operated 68 hospitals (three of which we have since divested), 23 surgical hospitals and approximately 475 outpatient centers through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”). We hold noncontrolling interests in 111 of these facilities, which are recorded using the equity method of accounting. Our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Effective June 16, 2015, we completed a transaction that combined our freestanding ambulatory surgery and imaging center assets with the surgical facility assets of United Surgical Partners International, Inc. into our joint venture, USPI. In April 2016, we paid $127 million to purchase additional shares, which increased our ownership interest in USPI from 50.1% to approximately 56.3%. In July 2017, we paid $716 million for the purchase of additional shares and the final adjustment to the 2016 purchase price, which increased our ownership interest in USPI to 80.0%. In April 2018, we paid approximately $630 million for the purchase of an additional 15% ownership interest in USPI and the final adjustment to the 2017 purchase price, which increased our ownership interest in USPI to 95%.

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

Effective January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to self-pay patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. For the year ended December 31, 2018, we recorded approximately $1.422 billion of implicit price concessions as a direct reduction of net operating revenues that would have been recorded as provision for doubtful accounts prior to the adoption of ASU 2014-09. At January 1, 2018, we reclassified $171 million of revenues related to patients who were still receiving inpatient care in our facilities at that date from accounts receivable, less allowance for doubtful accounts, to contract assets, which are included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2018. The adoption of ASU 2014-09 also resulted in changes to our presentation and disclosure of customer contract assets and liabilities and the assessment of variable consideration under customer contracts, which are further discussed in Note 4.

Also effective January 1, 2018, we early adopted ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) and requires certain disclosures about stranded income tax effects. We applied the amendments in ASU 2018-02 in the period of adoption, resulting in a reclassification that decreased accumulated deficit and increased accumulated other comprehensive loss by $36 million of stranded income tax effects in the year ended December 31, 2018.

In addition, we adopted ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) effective January 1, 2018, which supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Upon adoption of ASU 2016-01 on January 1, 2018, we recorded a cumulative effect adjustment to decrease accumulated deficit by $7 million for unrealized gains on equity securities.

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which affects all entities that issue share-based payment awards to their employees. The guidance in ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption of ASU 2016-09, we recorded previously unrecognized excess tax benefits of $56 million as a deferred tax asset and a cumulative effect adjustment to accumulated deficit as of January 1, 2017. Prospectively, all excess tax benefits and deficiencies will be recognized as income tax benefit or expense in our consolidated statement of operations when awards vest.

Also effective January 1, 2017, we early adopted ASU 2017-07, “Compensation – Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which the FASB issued in March 2017. The amendments in ASU 2017-07 apply to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 of the FASB Accounting Standards Codification (“ASC”). The guidance in ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the statement of operations separately from the service cost component and outside a subtotal of income from operations. The line item or items used in the statement of operations to present the other components of net periodic benefit cost must be disclosed. The amendments in ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the statement of operations. As a result of the adoption of ASU 2017-07, we reclassified $28 million of net periodic benefit cost from salaries, wages and benefits expense to other non-operating expense, net, in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016, and $16 million and $31 million of other components of net periodic benefit cost are included in other non-operating expense, net, in the accompanying Consolidated Statement of Operations for the years ended December 31, 2018 and 2017, respectively.

Certain prior-year amounts have also been reclassified to conform to current year presentation, primarily related to the format of disclosures in Note 14 that have been revised due to the adoption of ASU 2014-09 and the reclassification of previously held equity method investment changes due to acquisitions presented in Note 21.

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

Translation of Foreign Currencies

We divested European Surgical Partners Limited (“Aspen”) in August 2018; prior to that time, Aspen’s accounts were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates were accumulated in shareholders’ equity until we divested Aspen.

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

Because our patient service performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC 606-10-50-14(a) and, therefore, we are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations referred to above are primarily related to inpatient acute care services at the end of the reporting period. The performance obligations for these contracts are generally completed when the patients are discharged, which generally occurs within days or weeks of the end of the reporting period.

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

We have a system and estimation process for recording Medicare net patient service revenue and estimated cost report settlements. As a result, we record accruals to reflect the expected final settlements on our cost reports. For filed cost reports, we record the accrual based on those cost reports and subsequent activity, and record a valuation allowance against those cost reports based on historical settlement trends. The accrual for periods for which a cost report is yet to be filed is recorded based on estimates of what we expect to report on the filed cost reports, and a corresponding valuation allowance is recorded as previously described. Cost reports generally must be filed within five months after the end of the annual cost reporting period. After the cost report is filed, the accrual and corresponding valuation allowance may need to be adjusted.

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

We know of no claims, disputes or unsettled matters with any payer that would materially affect our revenues for which we have not adequately provided in the accompanying Consolidated Financial Statements.

Generally, patients who are covered by third-party payers are responsible for related co-pays, co-insurance and deductibles, which vary in amount. We also provide services to uninsured patients and offer uninsured patients a discount from standard charges. We estimate the transaction price for patients with co-pays, co-insurance and deductibles and for those who are uninsured based on historical collection experience and current market conditions. Under our Compact and other uninsured discount programs, the discount offered to certain uninsured patients is recognized as a contractual allowance, which reduces net operating revenues at the time the self-pay accounts are recorded. The uninsured patient accounts, net of contractual allowances recorded, are further reduced to their net realizable value at the time they are recorded through implicit price concessions based on historical collection trends for self-pay accounts and other factors that affect the estimation process. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays, co-insurance amounts and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process. Subsequent changes to the estimate of the transaction price are generally recorded as adjustments to net patient service revenues in the period of the change.

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

Electronic Health Record Incentives

Under certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”), federal incentive payments are available to hospitals, physicians and certain other professionals when they adopt, implement or upgrade (“AIU”) certified electronic health record (“EHR”) technology or become “meaningful users,” as defined under ARRA, of EHR technology in ways that demonstrate improved quality, safety and effectiveness of care. We recognize Medicaid EHR incentive payments in our consolidated statements of operations for the first payment year when: (1) CMS approves a state’s EHR incentive plan; and (2) our hospital or employed physician acquires certified EHR technology (i.e., when AIU criteria are met). Medicaid EHR incentive payments for subsequent payment years are recognized in the period during which the specified meaningful use criteria are met. We recognize Medicare EHR incentive payments when: (1) the specified meaningful use criteria are met; and (2) contingencies in estimating the amount of the incentive payments to be received are resolved. During the years ended December 31, 2018, 2017 and 2016, certain of our hospitals and physicians satisfied the CMS AIU and/or meaningful use criteria. As a result, we recognized $3 million, $9 million and $32 million of Medicare and Medicaid EHR incentive payments as a reduction to expense in the accompanying Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $411 million and $611 million at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, our book overdrafts were $288 million and $311 million, respectively, which were classified as accounts payable.

At December 31, 2018 and 2017, $177 million and $179 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $8 million and $30 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at December 31, 2018 and 2017, we had $135 million and $117 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $114 million and $79 million, respectively, were included in accounts payable.

During the years ended December 31, 2018 and 2017, we recorded non-cancellable capital leases of $149 million and $162 million, respectively, primarily for equipment.

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

Subsequent to the adoption of ASU 2016-01 on January 1, 2018, we classify investments in debt securities as either available-for-sale, held-to-maturity or as part of a trading portfolio, but these classifications are no longer applicable to equity securities. At December 31, 2018, we had no significant investments in debt securities classified as either held-to-maturity or trading. We carry debt securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating expense, net, in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates

We control 227 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (110 of 337 at December 31, 2018), as well as additional companies in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests and that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. We recorded a gain of $11 million in the year ended December 31, 2018 due to the sales of our minority interest in these hospitals. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31, 2018	December 31, 2017	December 31, 2016
Current assets	$842	$805	$943
Noncurrent assets	$662	$1,223	$991
Current liabilities	$(313)	$(354)	$(320)
Noncurrent liabilities	$(430)	$(389)	$(345)
Noncontrolling interests	$(530)	$(490)	$(494)

	Years Ended December 31,
	2018	2017	2016
Net operating revenues	$2,469	$2,907	$2,823
Net income	$599	$558	$573
Net income attributable to the investees	$372	$363	$343

Our equity method investment that contributes the most to our equity in earnings of unconsolidated affiliates is Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $70 million of the total $150 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2018, $69 million of the total $144 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2017 and $61 million of the total $131 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2016.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. We record capital leases at the beginning of the lease term as assets and liabilities. The value recorded is the lower of either the present value of the minimum lease payments or the fair value of the asset. Such assets, including improvements, are generally amortized over the shorter of either the lease term or their estimated useful life. Interest costs related to construction projects are capitalized. In the years ended December 31, 2018, 2017 and 2016, capitalized interest was $7 million, $15 million and $22 million, respectively.

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

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate of 2.59% at December 31, 2018 and 2.33% at December 31, 2017. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our Hospital Operations and other segment generated 80%, 82% and 83% of our net operating revenues net of implicit price concessions and provision for doubtful accounts in the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, each of our markets related to our general hospitals reported directly to our president of hospital operations. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 5, certain of our facilities were classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2018. Our Ambulatory Care

segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Noncontrolling Interests

Our noncontrolling interests balances at December 31, 2018 and 2017 in the accompanying Consolidated Statements of Changes in Equity were comprised of $112 million and $64 million, respectively, from our Hospital Operations and other segment, and $694 million and $622 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2018, 2017 and 2016 were comprised of $8 million, $11 million and $11 million, respectively, from our Hospital Operations and other segment, and $157 million, $134 million and $127 million, respectively, from our Ambulatory Care segment.

NOTE 3. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	December 31, 2018	December 31, 2017
Continuing operations:
Patient accounts receivable	$2,427	$3,376
Allowance for doubtful accounts	—	(898)
Estimated future recoveries	148	132
Net cost reports and settlements payable and valuation allowances	18	4
	2,593	2,614
Discontinued operations	2	2
Accounts receivable, net	$2,595	$2,616

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

Accounts assigned to Conifer are written off and excluded from patient accounts receivable; however, an estimate of future recoveries from all accounts at Conifer is determined based on historical experience and recorded on our hospitals’ books as a component of accounts receivable in the accompanying Consolidated Balance Sheets.

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted self-pay/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) per adjusted patient day. The adjusted self-pay/charity patient days represents actual self-pay/charity patient days adjusted to include self-pay/charity outpatient services by multiplying actual self-pay/charity patient days by the sum of gross self-pay/charity inpatient revenues and gross self-pay/charity outpatient revenues and dividing the results by gross self-pay/charity inpatient revenues. The table below shows our estimated costs of caring for our self-pay patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized in the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Estimated costs for:
Self-pay patients	$640	$648	$609
Charity care patients	124	121	138
Total	$764	$769	$747
Medicaid DSH and other supplemental revenues	$847	$864	$906

We had $278 million and $231 million of receivables recorded in other current assets and investments and other assets, respectively, and $100 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheet at December 31, 2018 related to California’s provider fee program. We had $312 million and $266 million of receivables recorded in other current assets and investments and other assets, respectively, and $159 million and $49 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheet at December 31, 2017 related to California’s provider fee program.

NOTE 4. CONTRACT BALANCES

Hospital Operations and Other Segment

Under the provisions of ASU 2014-09, which we adopted effective January 1, 2018, amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2018. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

	2018	2017
January 1,	$171	$—
December 31,	169	—
Increase/(decrease)	$(2)	$—

The increase in the contract asset balances from the year ended December 31, 2018 compared to the year ended December 31, 2017 is due to the implementation of ASU 2014-09 effective January 1, 2018 using a modified retrospective method of application. Prior to January 1, 2018, amounts related to services provided to patients for which we had not billed were included in accounts receivable, less allowance for doubtful accounts, in our consolidated balance sheets. Approximately 89% of our Hospital Operations and other segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

Conifer Segment

Conifer enters into contracts with customers to sell revenue cycle management and other services, such as value-based care, consulting and project services. The payment terms and conditions in our customer contracts vary. In some cases, customers are invoiced in advance and (for other than fixed-price fee arrangements) a true-up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by the customers, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the customer) or deferred revenue (customer payment precedes Conifer service performance). In the following table, customers that prepay prior to obtaining control/benefit of the service are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the customer has obtained control/benefit of services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the service is performed.

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
January 1, 2018	$89	$10	$80	$21
December 31, 2018	42	11	61	20
Increase/(decrease)	$(47)	$1	$(19)	$(1)

January 1, 2017	$67	$8	$76	$26
December 31, 2017	89	10	80	21
Increase/(decrease)	$22	$2	$4	$(5)

The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets are reported as part of other current assets in our accompanying Consolidated Balance Sheets, and our Conifer segment’s current and long-term contract liabilities are reported as part of other current liabilities and other long-term liabilities, respectively, in our accompanying Consolidated Balance Sheets.

The amount of revenue Conifer recognized in the years ended December 31, 2018 and 2017 that was included in the opening current deferred revenue liability was $72 million and $73 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by ASC 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset that we otherwise would have recognized is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset that we otherwise would have recognized is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the years ended December 31, 2018, 2017 and 2016, we recognized amortization expense of $11 million, $10 million and 7 million, respectively. At December 31, 2018 and 2017, the unamortized customer contract costs were $28 million and $35 million, respectively, and are presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.

NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended December 31, 2017, three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $107 million as “assets held for sale” in current assets and the related liabilities of $43 million as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2018. These assets and liabilities, which were in our Hospital Operations and other segment until their divestiture on January 28, 2019, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $24 million and $73 million in the years ended December 31, 2018 and December 31, 2017, respectively, for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

Assets and liabilities classified as held for sale at December 31, 2018 were comprised of the following:

Accounts receivable	$54
Other current assets	13
Investments and other long-term assets	1
Property and equipment	39
Current liabilities	(36)
Long-term liabilities	(7)
Net assets held for sale	$64

In the three months ended December 31, 2018, we completed the sale of certain assets and the related liabilities of our health plan in California; these assets and the related liabilities were classified as held for sale in the three months ended December 31, 2017. As a result of this transaction, we recorded a gain on sale of $36 million and received net pre-tax cash proceeds of $53 million in the year ended December 31, 2018.

In the three months ended September 30, 2018, we completed the sale of our nine Aspen facilities in the United Kingdom for net pre-tax cash proceeds of approximately $15 million; these assets met the criteria to be classified as held for sale in the three months ended September 30, 2017. We recorded impairment charges related to this transaction of $9 million and $59 million in the years ended December 31, 2018 and 2017, respectively, for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell.

In the three months ended June 30, 2018, we completed the sale of our hospital, physician practices and other hospital-affiliated operations in St. Louis, Missouri; these assets met the criteria to be classified as held for sale in the three months ended December 31, 2017. As a result of this transaction, we recorded a gain on sale of $12 million and received net pre-tax cash proceeds of $54 million in the three months ended June 30, 2018.

In the three months ended March 31, 2018, we completed the sale of MacNeal Hospital, which is located in a suburb of Chicago, and other operations affiliated with the hospital; these assets met the criteria to be classified as held for sale in the three months ended September 30, 2017. As a result of this transaction, we recorded a gain on sale of $90 million and received net pre-tax cash proceeds of $241 million after post-closing adjustments in the year ended December 31, 2018.

Also in the three months ended March 31, 2018, we completed the sale of our hospitals, physician practices and related assets in Philadelphia, Pennsylvania and the surrounding area; these assets met the criteria to be classified as held for sale in the three months ended September 30, 2017. As a result of the transaction, we recorded a loss on sale of $21 million and received net pre-tax proceeds of $132 million in cash after post-closing adjustments and a secured promissory note for $17.5 million in the year ended December 31, 2018. We recorded impairment charges related to this transaction of $232 million in the year ended December 31, 2017 for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell.

The real estate related to Abrazo Maryvale Hospital in Arizona, which we closed in December 2017, was divested in the three months ended March 31, 2018, resulting in net pre-tax proceeds of $7 million. The real estate was classified as held for sale in the three months ended December 31, 2017.

In the three months ended September 30, 2017, we completed the sale of our hospitals, physician practices and related assets in Houston, Texas and the surrounding area for net proceeds of approximately $750 million; these assets met the criteria to be classified as held for sale in the three months ended June 30, 2017. We recognized a gain on sale related to this transaction of $111 million in the year ended December 31, 2017. We recorded a loss on sale of $10 million for post-closing adjustments related to this transaction in the year ended December 31, 2018.

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at December 31, 2018:

	Years Ended December 31,
	2018	2017	2016
Significant disposals:
Income (loss) from continuing operations, before income taxes
Houston (includes a $111 million gain on sale in the 2017 period)	$(10)	$133	$67
Philadelphia (includes $232 million of impairment charges in the 2017 period)	$(29)	$(255)	$(75)
MacNeal (includes a $90 million gain on sale in the 2018 period)	93	27	29
Aspen (includes $59 million of impairment charges in the 2017 period)	$(6)	$(68)	$(16)
Total	48	(163)	5

Significant planned divestitures classified as held for sale:
Loss from continuing operations, before income taxes
Chicago area (includes $24 million of impairment charges in the 2018 period and $73 million in the 2017 period)	(41)	(82)	(1)
Total	$(41)	$(82)	$(1)

During the year ended December 31, 2017, we completed the sales of certain of our health plan businesses (or the membership thereof) in Michigan, Arizona and Texas at transaction prices of $20 million, $13 million and $12 million, respectively, and recognized gains on the sales of $3 million, $13 million and $10 million, respectively. These assets met the criteria to be classified as held for sale in the three months ended September 30, 2016.

During the year ended December 31, 2016, we completed the sale of our hospitals, physician practices and related assets in Georgia at a transaction price of approximately $575 million and recognized a gain on sale of $113 million. These assets met the criteria to be classified as held for sale in the three months ended June 30, 2015.

NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2018, 2017 and 2016 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

At December 31, 2018, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2018. During the year ended December 31, 2017, we changed our annual quantitative goodwill impairment testing date from December 31 to October 1 of each year. The change in the goodwill impairment test date better aligns the impairment testing procedures with the timing of our long-term planning process, which is a significant input to the testing. Also, during January 2017, our Florida, Northeast and Southern regions and our Detroit market were combined to form our then Eastern region. Subsequent to this change, our Hospital Operations and other segment was comprised of our then Eastern, Texas and Western regions, which were our reporting units used to perform our goodwill impairment analysis. During October 2017, we further reorganized our business such that our regional management layer was eliminated. Due to this reorganization, our previous region reporting units for our Hospital Operations and other segment were combined into one reporting unit. The change in testing date and the change in reporting units did not delay, accelerate or avoid a goodwill impairment charge.

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

Year Ended December 31, 2018

During the year ended December 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $209 million, consisting of $77 million of impairment charges, $115 million of restructuring charges and $17 million of acquisition-related costs. Impairment charges included $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our most recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2018, $67 million related to our Hospital Operations and other segment, $9 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment. Restructuring charges consisted of $68 million of employee severance costs, $17 million of contract and lease termination fees, and $30 million of other restructuring costs. Acquisition-related costs consisted of $10 million of transaction costs and $7 million of acquisition integration charges.

Year Ended December 31, 2017

During the year ended December 31, 2017, we recorded impairment and restructuring charges and acquisition-related costs of $541 million, consisting of $402 million of impairment charges, $117 million of restructuring charges and $22 million of acquisition-related costs. Impairment charges consisted of $364 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen, our Philadelphia-area facilities and certain of our Chicago-area facilities, $31 million for the impairment of two equity method investments and $7 million to write-down intangible assets. Of the total impairment charges recognized for the year ended December 31, 2017, $337 million related to our Hospital Operations and other segment, $63 million related to our Ambulatory Care segment, and $2 million related to our Conifer segment. Restructuring charges consisted of $82 million of employee severance costs, $15 million of contract and lease termination fees, and $20 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs and $16 million of acquisition integration charges.

Year Ended December 31, 2016

During the year ended December 31, 2016, we recorded impairment and restructuring charges and acquisition-related costs of $202 million. This amount included impairment charges of $54 million for the write-down of buildings, equipment and other long-lived assets, primarily capitalized software costs classified as other intangible assets, to their estimated fair values at four hospitals. Material adverse trends in our estimates of future undiscounted cash flows of the hospitals at that time indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $163 million at December 31, 2016 after recording the impairment charges. We also recorded $19 million of impairment charges related to investments and $14 million related to other intangible assets, primarily contract-related intangibles and capitalized software costs not associated with the hospitals described above. Of the total impairment charges recognized for the year ended December 31, 2016, $76 million related to our Hospital Operations and other segment, $8 million related to our Ambulatory Care segment, and $3 million related to our Conifer segment. We also recorded $35 million of employee severance costs, $14 million of restructuring costs, $14 million of contract and lease termination fees, and $52 million in acquisition-related costs, which include $20 million of transaction costs and $32 million of acquisition integration costs.

NOTE 7. LONG-TERM DEBT AND LEASE OBLIGATIONS

The table below shows our long-term debt as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Senior unsecured notes:
5.500% due 2019	$468	$500
6.750% due 2020	300	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,900
7.000% due 2025	478	500
6.875% due 2031	362	430
Senior secured first lien notes:
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
4.625% due 2024	1,870	1,870
Senior secured second lien notes:
7.500% due 2022	750	750
5.125% due 2025	1,410	1,410
Capital leases	425	431
Mortgage notes	75	77
Unamortized issue costs, note discounts and premiums	(184)	(231)
Total long-term debt	14,826	14,937
Less current portion	182	146
Long-term debt, net of current portion	$14,644	$14,791

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At December 31, 2018, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2018, we had no cash borrowings outstanding under the Credit Agreement and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $998 million was available for borrowing under the Credit Agreement at December 31, 2018. Our Credit Agreement contains provisions that limit the payment of cash dividends on our common stock if we do not meet certain financial ratios.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2018, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2018, we had $93 million of standby letters of credit outstanding under the LC Facility.

Senior Secured Notes and Senior Unsecured Notes

In December 2018 and November 2018, we purchased $22 million and $10 million, respectively, of aggregate principal amount of our 5.500% senior unsecured notes due 2019 for $22 million and $10 million, respectively.

In August 2018, we purchased $38 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for $36 million, including $1 million in accrued and unpaid interest through the dates of purchase.

In May 2018, we purchased $30 million aggregate principal amount of our 6.875% senior unsecured notes due 2031 for $28 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of $1 million in the three months ended June 30, 2018, primarily related to the write-off of associated unamortized note discount and issuance costs, partially offset by the difference between the purchase price and the par value of the notes.

In March 2018, we purchased $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025 for $51 million, including $1 million in accrued and unpaid interest through the dates of purchase. In connection with these purchases, we recorded a loss from early extinguishment of debt of $1 million in the three months ended March 31, 2018, primarily related to the write-off of associated unamortized issuance costs.

On June 14, 2017, we sold $830 million aggregate principal amount of our 4.625% senior secured first lien notes, which will mature on July 15, 2024 (the “2024 Secured First Lien Notes”). We will pay interest on the 2024 Secured First Lien Notes semi-annually in arrears on January 15 and July 15 of each year, which payments commenced on January 15, 2018. The proceeds from the sale of the 2024 Secured First Lien Notes were used, after payment of fees and expenses, together with cash on hand, to deposit with the trustee an amount sufficient to fund the redemption of all $900 million in aggregate principal amount of our outstanding floating rate senior secured notes due 2020 (the “2020 Floating Rate Notes”) on July 14, 2017, thereby fully discharging the 2020 Floating Rate Notes as of June 14, 2017. In connection with the redemption, we recorded a loss from early extinguishment of debt of $26 million in the three months ended June 30, 2017, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.

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

On August 1, 2017, we assumed Escrow Corp.’s obligations with respect to the Escrow Unsecured Notes. The proceeds from the sale of the Escrow Unsecured Notes were released from escrow on August 1, 2017 and were used, after payment of fees and expenses, to finance our redemption on August 1, 2017 of $500 million aggregate principal amount of our outstanding 8.000% senior unsecured notes due 2020.

On September 11, 2017, we redeemed the remaining $250 million aggregate principal amount of our outstanding 8.000% senior unsecured notes due 2020 using cash on hand.

As a result of the redemption activities in the three months ended September 30, 2017 discussed above, we recorded a loss from early extinguishment of debt of $138 million in the period, primarily related to the difference between the redemption price and the par value of the notes, as well as the write-off of associated unamortized note discounts and issuance costs.

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

Senior Secured Notes. The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0; and indentures governing certain of our senior secured first lien notes further provide that the aggregate amount of all such debt secured by a lien on par to the lien securing the senior secured first lien notes may not exceed the amount that would cause the secured debt ratio to exceed 3.0 to 1.0.

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

Future Maturities

Future long-term debt maturities and minimum operating lease payments as of December 31, 2018 are as follows:

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Long-term debt, including capital lease obligations	$15,010	$182	$2,697	$1,958	$3,588	$1,894	$4,691
Long-term non-cancelable operating leases	$932	$171	$151	$133	$113	$92	$272

Rental expense under operating leases, including short-term leases, was $326 million, $340 million and $335 million in the years ended December 31, 2018, 2017 and 2016, respectively. Included in rental expense for each of these periods was sublease income of $11 million, $14 million and $13 million, respectively, which was recorded as a reduction of rental expense.

NOTE 8. GUARANTEES

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

At December 31, 2018, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $166 million. We had a total liability of $123 million recorded for these guarantees included in other current liabilities at December 31, 2018.

At December 31, 2018, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $24 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Consolidated Balance Sheet at December 31, 2018.

NOTE 9. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted both options and restricted stock units to certain of our employees and directors pursuant to our 2008 Stock Incentive Plan, as amended. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified timeframe. At December 31, 2018, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 5.3 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (4.1 million shares remain available if we assume maximum performance for outstanding performance restricted stock units and options for which performance has not yet been determined).

The accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 include $46 million, $59 million and $60 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements. The table below shows certain stock option and restricted stock unit grants and other awards that comprise the stock-based compensation expense recorded in the year ended December 31, 2018. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date	Stock-Based Compensation Expense for Year Ended December 31, 2018
	(In Thousands)			(In Millions)
Stock Options:
February 28, 2018	593	$20.60	$8.83	$2
September 29, 2017	409	$16.43	$5.63	2
March 1, 2017	877	$18.99	$8.52	1
Restricted Stock Units:
June 28, 2018	51		$34.61	1
May 4, 2018	54		$23.53	1
March 29, 2018	293		$24.25	3
February 28, 2018	272		$20.60	2
March 1, 2017	404		$18.99	2
June 30, 2016	113		$27.64	1
May 31, 2016	54		$28.94	1
March 10, 2016	566		$25.50	3
February 25, 2015	1,374		$45.63	1
August 25, 2014	460		$59.90	4
Other grants				4
USPI Management Equity Plan				18
				$46

Pursuant to the terms of our stock-based compensation plans, awards granted under the plan vest and may be exercised as determined by the human resources committee of our board of directors. In the event of a change in control, the human resources committee of our board of directors may, at its sole discretion without obtaining shareholder approval, accelerate the vesting or performance periods of the awards.

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2018, 2017 and 2016:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2015	1,606,842	$22.87
Granted	—	—
Exercised	(111,715)	17.88
Forfeited/Expired	(59,206)	18.68
Outstanding at December 31, 2016	1,435,921	$22.87
Granted	1,396,307	18.24
Exercised	(20,400)	4.56
Forfeited/Expired	(247,006)	24.37
Outstanding at December 31, 2017	2,564,822	$20.35
Granted	635,196	21.33
Exercised	(619,849)	18.19
Forfeited/Expired	(317,426)	35.30
Outstanding at December 31, 2018	2,262,743	$19.12	$1	6.7 years
Vested and expected to vest at December 31, 2018	2,262,743	$19.12	$1	6.7 years
Exercisable at December 31, 2018	767,037	$17.47	$1	3.2 years

There were 619,849 stock options exercised during the year ended December 31, 2018 with an aggregated intrinsic value of approximately $4 million, and 20,400 stock options exercised in 2017 with an aggregate intrinsic value less than $1 million. There were 635,196 performance-based stock options granted in the year ended December 31, 2018, and 1,396,307 performance-based stock options granted in the year ended December 31, 2017. On May 31, 2018, we granted an aggregate of 31,184 performance-based stock options under our 2008 Stock Incentive Plan to new senior officers. The options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $44.29 (a 25% premium above the grant date closing stock price of $35.43) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. On February 28, 2018, we granted an aggregate of 604,012 performance-based stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $25.75 (a 25% premium above the grant date closing stock price of $20.60) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

On March 1, 2017, we granted 987,781 stock options to certain of our senior officers. These stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $23.74 (a 25% premium above the grant date closing stock price of $18.99) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date. On September 29, 2017, we granted our executive chairman 408,526 performance-based stock options. The options all vested on the first anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $20.53 (a 25% premium above the grant date closing stock price of $16.43) for at least 30 consecutive trading days within four years of the grant date was met; these options will expire on the fifth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted during the year ended December 31, 2018 and 2017 was $9.16 and $7.64 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	February 28,	September 29,	March 1,
	2018	2017	2017
Expected volatility	46%	46%	49%
Expected dividend yield	0%	0%	0%
Expected life	6.2 years	3.0 years	6.2 years
Expected forfeiture rate	0%	0%	0%
Risk-free interest rate	2.72%	1.92%	2.15%

The following table summarizes information about our outstanding stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 to $4.569	82,409	0.2 years	$4.56	82,409	$4.56
$4.57 to $19.759	1,285,795	6.7 years	$18.18	413,960	$16.46
$19.76 to $35.430	894,539	7.4 years	$21.83	270,668	$22.94
	2,262,743	6.7 years	$19.12	767,037	$17.47

As of December 31, 2018, 71.5% of all our outstanding options were held by current employees and 28.5% were held by former employees. Of our outstanding options, 21.7% were in-the-money, that is, they had exercise price less than the $17.14 market price of our common stock on December 31, 2018, and 78.3% were out-of-the-money, that is, they had an exercise price of more than $17.14 as shown in the table below:

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	469,849	95.7%	1,147,105	64.7%	1,616,954	71.5%
Former employees	21,086	4.3%	624,703	35.3%	645,789	28.5%
Totals	490,935	100.0%	1,771,808	100.0%	2,262,743	100.0%
% of all outstanding options	21.7%		78.3%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2015	3,627,232	$44.69
Granted	1,626,329	30.05
Vested	(1,644,616)	42.95
Forfeited	(434,412)	38.59
Unvested at December 31, 2016	3,174,533	$38.75
Granted	714,018	18.25
Vested	(1,397,953)	35.50
Forfeited	(236,610)	32.13
Unvested at December 31, 2017	2,253,988	$35.20
Granted	765,184	24.74
Vested	(995,331)	32.63
Forfeited	(139,711)	36.01
Unvested at December 31, 2018	1,884,130	$32.25

In the year ended December 31, 2018, we granted 765,184 restricted stock units, of which 288,325 will vest and be settled ratably over a three-year period from the grant date, 339,806 will vest and be settled ratably over two-year period from the grant date, and 60,963 will vest and be settled on the third anniversary of the grant date. In addition, in May 2018, we made an annual grant of 54,198 restricted stock units to our non-employee directors for the 2018-2019 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the Board of Directors appointed two new members in May 2018, we made initial grants totaling 3,670 restricted stock units to these directors, as well as prorated annual grants totaling 12,154 restricted stock units. Both the initial grants and the annual grants vested immediately; however, the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 6,068 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2018 to 2020. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 6,068 units granted, depending on our level of achievement with respect to the performance goals.

In the year ended December 31, 2017, we granted 714,018 restricted stock units of which 518,229 will vest and be settled ratably over a three-year period from the grant date. In addition, in May 2017, we made an annual grant of 145,179 restricted stock units to our non-employee directors for the 2017-2018 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the Board of Directors appointed three new members, one in October 2017 and two in November 2017, we made initial grants totaling 13,772 restricted stock units to these directors, as well as prorated annual grants totaling 23,935 restricted stock units. Both the initial grants and the annual grants vested immediately; however, the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 12,903 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2017 to 2019. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 12,903 units granted, depending on our level of achievement with respect to the performance goals.

As of December 31, 2018, there were $18 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.5 years.

USPI Management Equity Plan

USPI maintains a separate management equity plan whereby it has granted non-qualified options to purchase nonvoting shares of USPI’s outstanding common stock to eligible plan participants, allowing the recipient to participate in the incremental growth in the value of USPI from the applicable grant date. The total pool of options consists of approximately 10% of USPI’s fully diluted outstanding common stock. Options have an exercise price equal to the estimated fair market value of USPI’s common stock on the date of grant, and expire upon the earlier of seven years from the date of grant or July 2022. The option awards have been structured such that they have a three or four year vesting period in which half of the award vests in equal pro-rata amounts over the applicable vesting period and the remaining half vests at the end of the applicable three or four year period. Any unvested awards are forfeited upon the recipient’s termination of service with USPI and vested options must be exercised within 90 days of termination. Once an award is exercised, the recipient must hold the underlying shares for at least six months plus one day and then is eligible to sell the underlying shares to USPI at their estimated fair market value. USPI is only required to purchase any of these eligible nonvoting common shares during a three months window in the third quarter of each calendar year. In addition, at any time after the earlier of (i) July 2022, or (ii) one year and seven days after all of the options have become exercisable, USPI has the right, but not the obligation, to purchase from each holder of the outstanding shares of nonvoting common stock all or a portion of such shares at their estimated fair market value, provided the shares have been held for the requisite holding period. Payment for USPI’s purchase of any eligible nonvoting common shares may be made in cash or in shares of Tenet’s common stock. The accompanying Consolidated Statement of Operations for the years ended December 31, 2018, 2017 and 2016 includes $18 million, $13 million and $10 million, respectively, of pre-tax compensation costs related to USPI’s management equity plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2018, there were approximately 3.2 million shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Number of shares	228,045	395,957	217,184
Weighted average price	$22.96	$17.28	$17.21

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plans, were $99 million, $128 million and $116 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the years ended December 31, 2018 and 2017, the Society of Actuaries issued new mortality improvement scales (MP-2018 and MP‑2017, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2018 and 2017. These changes to our mortality assumptions decreased our projected benefit obligations as of December 31, 2018 and 2017 by approximately $4 million and $10 million, respectively. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,455)	$(1,475)
Service cost	(2)	(2)
Interest cost	(56)	(62)
Actuarial gain (loss)	90	(31)
Benefits paid	122	120
Special termination benefit costs	—	(5)
Ending obligations	(1,301)	(1,455)
Fair value of plans assets
Beginning plan assets	850	786
Gain (loss) on plan assets	(65)	122
Employer contribution	47	43
Benefits paid	(101)	(101)
Ending plan assets	731	850
Funded status of plans	$(570)	$(605)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(49)	$(69)
Other long-term liability	$(521)	$(536)
Accumulated other comprehensive loss	$281	$266
SERP Assumptions:
Discount rate	4.50%	3.75%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2018	December 31, 2017
DMC Pension Plan Assumptions:
Discount rate	4.62%	4.00%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2018	December 31, 2017

(1)	The accumulated benefit obligation at December 31, 2018 and 2017 was approximately $1.299 billion and $1.448 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2018	2017	2016
Service costs	$2	$2	$2
Interest costs	56	62	69
Expected return on plan assets	(54)	(50)	(51)
Amortization of net actuarial loss	14	14	12
Net periodic benefit cost	$18	$28	$32
SERP Assumptions:
Discount rate	3.75%	4.25%	4.75%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2018	January 1, 2017	January 1, 2016
Census date	January 1, 2018	January 1, 2017	January 1, 2016
DMC Pension Plan Assumptions:
Discount rate	4.00%	4.42%	4.67%
Long-term rate of return on assets	6.50%	6.50%	6.50%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2018	January 1, 2017	January 1, 2016
Census date	January 1, 2018	January 1, 2017	January 1, 2016

Net periodic benefit costs for the current year are based on assumptions determined at the valuation date of the prior year for the SERPs and the DMC Pension Plan. As a result of the adoption of ASU 2017-07 discussed in Note 1, we recognized service costs in salaries, wages and benefits expense, and recognized other components of net periodic benefit cost in other non-operating expense, net, in the accompanying Consolidated Statements of Operations.

We recorded gain (loss) adjustments of $(15) million, $56 million and $(61) million in other comprehensive income (loss) in the years ended December 31, 2018, 2017 and 2016, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $(29) million, $42 million and $(73) million were recognized during the years ended December 31, 2018, 2017 and 2016, respectively, and the amortization of net actuarial loss of $14 million, $14 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $281 million, $266 million and $322 million as of December 31, 2018, 2017 and 2016, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2018, 2017 and 2016 have not yet been recognized as components of net periodic benefit cost.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2018, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	2%	2%
U.S. government obligations	—%	2%
Equity securities	64%	65%
Debt securities	34%	31%
Alternative investments	1%	1%

The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with various market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage-backed securities. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards and similar strategies.

In each investment account, the DMC Pension Plan investment managers are responsible for monitoring and reacting to economic indicators, such as gross domestic product, consumer price index and U.S. monetary policy that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis, with a rebalancing of the asset allocation occurring at least once per year. The current asset allocation objective is to maintain a certain percentage with each class allowing for a 10% deviation from the target.

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements are determined. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2018	Level 1	Level 2	Level 3
Cash and cash equivalents	$33	$33	$—	$—
U.S. government obligations	9	9	—	—
Equity securities	423	423	—	—
Fixed income funds	262	262	—	—
Futures contracts	4	4	—	—
	$731	$731	$—	$—

	December 31, 2017	Level 1	Level 2	Level 3
Cash and cash equivalents	$49	$49	$—	$—
U.S. government obligations	5	5	—	—
Equity securities	488	488	—	—
Fixed income funds	308	308	—	—
	$850	$850	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2019	2020	2021	2022	2023	Thereafter
Estimated benefit payments	$897	$86	$89	$90	$91	$91	$450

The SERP and DMC Pension Plan obligations of $570 million at December 31, 2018 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($49 million) and defined benefit plan obligations ($521 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $49 million for the year ending December 31, 2019.

NOTE 10. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the table below:

	December 31,
	2018	2017
Land	$613	$602
Buildings and improvements	6,920	6,837
Construction in progress	199	109
Equipment	4,482	4,221
	12,214	11,769
Accumulated depreciation and amortization	(5,221)	(4,739)
Net property and equipment	$6,993	$7,030

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of 2018 and 2017:

	2018	2017
Hospital Operations and other
As of January 1:
Goodwill	$5,406	$5,803
Accumulated impairment losses	(2,430)	(2,430)
Total	2,976	3,373
Goodwill acquired during the year and purchase price allocation adjustments	1	5
Goodwill related to assets held for sale and disposed or deconsolidated facilities	3	(402)
Total	$2,980	$2,976
As of December 31:
Goodwill	$5,410	$5,406
Accumulated impairment losses	(2,430)	(2,430)
Total	$2,980	$2,976

	2018	2017
Ambulatory Care
As of January 1:
Goodwill	$3,437	$3,447
Accumulated impairment losses	—	—
Total	3,437	3,447
Goodwill acquired during the year and purchase price allocation adjustments	219	86
Goodwill related to assets held for sale and disposed or deconsolidated facilities	40	(103)
Impact of foreign currency translation	—	7
Total	$3,696	$3,437
As of December 31:
Goodwill	$3,696	$3,437
Accumulated impairment losses	—	—
Total	$3,696	$3,437

	2018	2017
Conifer
As of January 1:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	605	605
Goodwill acquired during the year and purchase price allocation adjustments	—	—
Total	$605	$605
As of December 31:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	$605	$605

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of 2018 and 2017:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2018:
Capitalized software costs	$1,667	$(858)	$809
Trade names	102	—	102
Contracts	871	(76)	795
Other	104	(79)	25
Total	$2,744	$(1,013)	$1,731
At December 31, 2017:
Capitalized software costs	$1,582	$(754)	$828
Trade Names	102	—	102
Contracts	859	(60)	799
Other	106	(69)	37
Total	$2,649	$(883)	$1,766

Estimated future amortization of intangibles with finite useful lives as of December 31, 2018 is as follows:

	Total	Years Ending December 31,					Later Years
		2019	2020	2021	2022	2023
Amortization of intangible assets	$1,053	$147	$131	$112	$99	$85	$479

We recognized amortization expense of $185 million, $172 million and $152 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 12. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2018	2017
Marketable securities	$40	$56
Equity investments in unconsolidated healthcare entities	956	958
Total investments	996	1,014
Cash surrender value of life insurance policies	30	32
Long-term deposits	44	37
California provider fee program receivables	231	266
Land held for expansion, other long-term receivables and other assets	155	194
Investments and other assets	$1,456	$1,543

Our policy is to classify investments in debt securities that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2018	2017
Adjustments for defined benefit plans	$(223)	$(170)
Foreign currency translation adjustments	—	(38)
Unrealized gains on investments	$—	$4
Accumulated other comprehensive loss	$(223)	$(204)

The tax benefits allocated to the adjustments for our defined benefit plans and foreign currency translation adjustments were approximately $3 million and $3 million, respectively, for the year ended December 31, 2018, and the tax expense allocated to the adjustments for our defined benefit plans, foreign currency translation adjustments and unrealized gains on investments were approximately $15 million, $5 million, and $3 million, respectively, for the year ended December 31, 2017. As discussed in Note 1, we recorded cumulative effect adjustments of $36 million and $7 million upon the adoptions of ASU 2018-02 and ASU 2016-01, respectively, effective January 1, 2018.

NOTE 14. NET OPERATING REVENUES

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

The table below shows our sources of net operating revenues less provision for doubtful accounts and implicit price concessions from continuing operations:

	Years Ended December 31,
	2018	2017	2016
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$2,882	$3,243	$3,386
Medicaid	1,294	1,304	1,346
Managed care	9,213	9,583	9,728
Self-pay	96	91	63
Indemnity and other	596	608	604
Total	14,081	14,829	15,127
Physician practices revenues	1,097	1,209	1,201
Health plans	14	110	482
Revenue from other sources	93	112	94
Hospital Operations and other total prior to inter-segment eliminations	15,285	16,260	16,904
Ambulatory Care	2,085	1,940	1,797
Conifer	1,533	1,597	1,571
Inter-segment eliminations	(590)	(618)	(651)
Net operating revenues	$18,313	$19,179	$19,621

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2018, 2017 and 2016 by $24 million, $35 million and $54 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues less provision for doubtful accounts and implicit price concessions for our Ambulatory Care segment:

	Years Ended December 31,
	2018	2017	2016
Net patient service revenues	$1,965	$1,816	$1,684
Management fees	92	93	89
Revenue from other sources	28	31	24
Net operating revenues	$2,085	$1,940	$1,797

The table below shows the composition of net operating revenues for our Conifer segment:

	Years Ended December 31,
	2018	2017	2016
Revenue cycle services – Tenet	$568	$583	$596
Revenue cycle services – other customers	855	891	839
Other services – Tenet	22	35	55
Other services – other customers	88	88	81
Total revenues from client contracts	$1,533	$1,597	$1,571

Other services represent 7% of Conifer’s revenue and include value-based care, consulting and project services.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed-fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends in 2032.

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Performance obligations	$7,736	$585	$584	$581	$581	$581	$4,824

NOTE 15. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2018 through March 31, 2019, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At December 31, 2018 and 2017, the aggregate current and long-term professional and general liability reserves in the accompanying Consolidated Balance Sheets were $882 million and $854 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.59%,  2.33% and 2.25% at December 31, 2018, 2017 and 2016, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $388 million, $303 million and $281 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 16. CLAIMS AND LAWSUITS

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

We are also subject to a non-prosecution agreement (“NPA”). If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter, but are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information. Given the inherent uncertainties involved in these matters, especially those involving governmental agencies, and the indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these matters, and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. On January 30, 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. The plaintiffs have indicated that they will appeal the court’s ruling that dismissal was appropriate because they failed to adequately plead that a pre-suit demand on Tenet’s Board of Directors, a precondition to their action, should be excused as futile. The plaintiffs have until March 1, 2019 to file an appeal. If necessary, the defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems allege those hospital systems, including our Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit seeks unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. On January 23, 2019, the district court issued an opinion denying the plaintiffs’ motion for class certification.

On February 5, 2019, the plaintiffs appealed the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit. We will continue to vigorously defend ourselves against the plaintiffs’ allegations.

Government Investigation of Detroit Medical Center

Detroit Medical Center (“DMC”) is subject to an ongoing investigation by the U.S. Attorney’s Office for the Eastern District of Michigan and the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”), and the federal False Claims Act (“FCA”) related to DMC’s employment of nurse practitioners and physician assistants (“Mid-Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid-Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. We are cooperating with the investigation and continue to produce documents on a schedule agreed upon with the DOJ. Because the government’s review is in its preliminary stages, we are unable to determine the potential exposure, if any, at this time.

Oklahoma Surgical Hospital Qui Tam Action

In September 2016, a relator filed a qui tam lawsuit under seal in the Western District of Oklahoma against, among other parties, (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists (“SOS”), an independent physician practice group, (iii) Tenet, and (iv) other related entities and individuals. The complaint alleges various violations of the FCA, the Anti-kickback Statute, the Stark law and the Oklahoma Medicaid False Claims Act. In May 2018, Tenet and its affiliates learned that they were parties to the suit when the court unsealed the complaint and the DOJ declined to intervene with respect to the issues involving Tenet, USPI, OCOM and individually named employees. In June 2018, the relator filed an amended complaint more fully describing the claims and adding additional defendants. Tenet, USPI, OCOM and individually named employees filed motions to dismiss the case in October 2018, but the court has not yet ruled on the motions. On February 11, 2019, the court granted a motion brought by the SOS defendants and the relator for a four-month stay so that those parties could continue conferring regarding the issues and claims in the case.

Pursuant to the obligations under our NPA, we reported the unsealed qui tam action to the DOJ, and we are investigating the claims contained in the amended complaint and cooperating fully with the DOJ. Because these proceedings and investigations are in preliminary stages, we are unable to predict with any certainty the terms, or potential impact on our business or financial condition, of any potential resolution of these matters.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the years ended December 31, 2018, 2017 and 2016. No amounts were recorded in discontinued operations in the 2018, 2017 and 2016 periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period

Year Ended December 31, 2018	$12	$38	$(41)	$(1)	$8
Year Ended December 31, 2017	$12	$23	$(23)	$—	$12
Year Ended December 31, 2016	$299	$293	$(582)	$2	$12

For the years ended December 31, 2018, 2017 and 2016, we recorded net costs of $38 million, $23 million and $293 million, respectively, in connection with significant legal proceedings and governmental investigations. Of these amounts, $278 million for the year ended December 31, 2016 was attributable to accruals for the Clinica de la Mama matters.

NOTE 17. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

As part of the acquisition of United Surgical Partners International, Inc., we entered into a put/call agreement (the “Put/Call Agreement”) with respect to the equity interests in USPI held by our joint venture partners. In April 2016, we paid $127 million to purchase shares put to us according to the Put/Call Agreement, which increased our ownership interest in USPI to approximately 56.3%. On May 1, 2017, we amended and restated the Put/Call Agreement to provide for, among other things, the acceleration of our acquisition of certain shares of USPI. Under the terms of the amendment, we paid Welsh Carson, on July 3, 2017, $716 million for the purchase of these shares, which increased our ownership interest in USPI to 80.0%, as well as the final adjustment to the 2016 purchase price. In April 2018, we paid $630 million for the purchase of an additional 15% ownership interest in USPI and the final adjustment to the 2017 purchase price, which increased our ownership interest in USPI to 95%.

In addition, we entered into a separate put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest in USPI held by Baylor. Each year starting in 2021, Baylor may put up to one-third of their total shares in USPI held as of January 1, 2017. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

Based on the nature of these put/call structures, the minority shareholders’ interests in USPI are classified as redeemable noncontrolling interests in the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the years ended 2018 and 2017:

	December 31,
	2018	2017
Balances at beginning of period	$1,866	$2,393
Net income	190	239
Distributions paid to noncontrolling interests	(142)	(128)
Accretion of redeemable noncontrolling interests	173	33
Purchases and sales of businesses and noncontrolling interests, net	(667)	(671)
Balances at end of period	$1,420	$1,866

Our redeemable noncontrolling interests balances at December 31, 2018 and 2017 in the table above were comprised of $431 million and $519 million, respectively, from our Hospital Operations and other segment, $713 million and $1.137 billion, respectively, from our Ambulatory Care segment, and $276 million and $210 million, respectively, from our Conifer segment. Our net income (loss) attributable to redeemable noncontrolling interests for the years ended December 31, 2018 and 2017 respectively, in the accompanying Consolidated Statements of Operations were comprised of $(25) million and $18 million, respectively, from our Hospital Operations and other segment, $151 million and $170 million, respectively, from our Ambulatory Care segment, and $64 million and $51 million, respectively, from our Conifer segment.

NOTE 18. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2018, 2017 and 2016 consists of the following:

	Years Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
Federal	$(6)	$(4)	$12
State	33	23	14
	27	19	26
Deferred tax expense (benefit):
Federal	159	202	34
State	(10)	(2)	7
	149	200	41
	$176	$219	$67

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax expense for the year ended December 31, 2018 includes $9 million of expense related to the write off of expired or worthless unutilized state net operating loss carryforwards and other deferred tax assets for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $9 million is included for the year ended December 31, 2018 to reflect the reduction in the valuation allowance. Foreign pre-tax loss for the years ended December 31, 2018 and 2017 was $6 million and $70 million, respectively.

	Years Ended December 31,
	2018	2017	2016
Tax expense (benefit) at statutory federal rate of 21% in 2018 (35% in 2017 and 2016)	$134	$(35)	$87
State income taxes, net of federal income tax benefit	23	4	16
Expired state net operating losses, net of federal income tax benefit	9	28	35
Tax attributable to noncontrolling interests	(70)	(113)	(106)
Nondeductible goodwill	8	109	29
Nontaxable gains	—	—	(11)
Nondeductible litigation costs	—	—	37
Impact of decrease in federal tax rate on deferred taxes	(1)	246	—
Reversal of permanent reinvestment assumption and other adjustments related to divestiture of foreign subsidiary	(6)	(30)	—
Stock-based compensation tax deficiencies	5	15	—
Changes in valuation allowance (including impact of decrease in federal tax rate)	76	—	(25)
Change in tax contingency reserves, including interest	(1)	(6)	(9)
Prior-year provision to return adjustments and other changes in deferred taxes	(5)	4	12
Other items	4	(3)	2
Income tax expense	$176	$219	$67

In December 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act made broad and complex changes to the U.S. tax code, including but not limited to (1) reducing the corporate federal tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018, (2) repealing the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits may be realized, (3) creating a new limitation on the deductibility of interest expense, (4) allowing full expensing of certain capital expenditures, and (5) denying deductions for performance-based compensation paid to certain key executives. International provisions in the Tax Act have not had, and are not expected to have, a material impact on the Company’s taxes.

The staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. Pursuant to SAB 118, companies were permitted up to one year from the enactment of the Tax Act to complete the accounting under ASC 740 (“the measurement period”). We completed the accounting for the tax effects of the Tax Act within the measurement period.

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, we revalued our net deferred tax assets at December 31, 2017, resulting in a reduction in the value of our net deferred tax assets by approximately $251 million. For the year ended December 31, 2017, we recorded $252 million as a provisional estimate of the impact of the Tax Act, including the decrease in the corporate income tax rate from 35% to 21%. Approximately $6 million of the total $252 million increase in income tax expense is included in the net change in valuation allowance, with the remaining $246 million shown in the table above. During the year ended December 31, 2018, we recorded $1 million of tax benefit upon finalizing our accounting for the income tax effects of the Tax Act based on actual 2017 federal and state income tax filings.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$297	$—	$411
Reserves related to discontinued operations and restructuring charges	24	—	15	—
Receivables (doubtful accounts and adjustments)	155	—	134	—
Deferred gain on debt exchanges	—	—	—	6
Accruals for retained insurance risks	205	—	225	—
Intangible assets	—	341	—	330
Other long-term liabilities	39	—	97	—
Benefit plans	255	—	268	—
Other accrued liabilities	32	—	42	—
Investments and other assets	—	83	—	79
Interest expense limitation	89	—	—	—
Net operating loss carryforwards	266	—	399	—
Stock-based compensation	24	—	27	—
Other items	88	32	142	32
	1,177	753	1,349	858
Valuation allowance	(148)	—	(72)	—
	$1,029	$753	$1,277	$858

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2018	2017
Deferred income tax assets	$312	$455
Deferred tax liabilities	(36)	(36)
Net deferred tax asset	$276	$419

During the year ended December 31, 2018, the valuation allowance increased by $76 million, including an increase of $89 million due to limitations on deductions of interest expense, a decrease of $9 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $4 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2018 was $148 million. During the year ended December 31, 2017, we had no net change in the valuation allowance, but there was a decrease of $28 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, an increase of $6 million due to the decrease in the federal tax rate, and an increase of $22 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2017 was $72 million. During the year ended December 31, 2016, the valuation allowance decreased by $24 million primarily due to the expiration or worthlessness of unutilized state net operating loss carryovers. The balance in the valuation allowance as of December 31, 2016 was $72 million.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2018, 2017 and 2016. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2018, 2017 and 2016.

Continuing Operations
Balance At December 31, 2015	$40
Additions for prior-year tax positions	2
Reductions due to a lapse of statute of limitations	(7)
Balance At December 31, 2016	$35
Additions for prior-year tax positions	31
Reductions for tax positions of prior years	(15)
Reductions due to a lapse of statute of limitations	(5)
Balance At December 31, 2017	$46
Reductions due to a lapse of statute of limitations	(1)
Balance At December 31, 2018	$45

The total amount of unrecognized tax benefits as of December 31, 2018 was $45 million, of which $43 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2018 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2017 was $46 million, of which $44 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2017 includes a benefit of $5 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2016 was $35 million, of which $32 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2016 includes a benefit of $9 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Approximately $1 million of interest and penalties related to accrued liabilities for uncertain tax positions related to continuing operations are included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2018 were $3 million, all of which related to continuing operations.

The Internal Revenue Service (“IRS”) has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2014 remain subject to audit by the IRS.

As of December 31, 2018, approximately $10 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2018, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $1.0 billion pre-tax expiring in 2027 to 2034, (2) general business credit carryforwards of approximately $26 million expiring in 2023 through 2038, and (3) state NOL carryforwards of approximately $3.1 billion expiring in 2019 through 2038 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $22 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 19. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the years ended December 31, 2018, 2017 and 2016. Net earnings available (loss attributable) is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$108	102,110	$1.06
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,771	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$108	103,881	$1.04
Year Ended December 31, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(704)	100,592	$(7.00)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(704)	100,592	$(7.00)
Year Ended December 31, 2016
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic losss per share	$(187)	99,321	$(1.88)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$(187)	99,321	$(1.88)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2017 and 2016 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the years ended December 31, 2017 and 2016, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 788 and 1,421 for the years ended December 31, 2017 and 2016, respectively.

NOTE 20. FAIR VALUE MEASUREMENTS

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
.

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$39	$—	$39	$—
Long-lived assets held and used	$130	$—	$130	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$456	$—	$456	$—
Long-lived assets held and used	$—	$—	$—	$—
Other than temporarily impaired equity method investments	$113	$—	$113	$—

As described in Note 6, in the year ended December 31, 2018, we recorded impairment charges in continuing operations of $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. We also recorded $24 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, as well as $9 million of impairment charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million related to other impairment charges. In the year ended December 31, 2017, we recorded $364 million for the write-down of assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen, our Philadelphia-area facilities and certain of our Chicago-area facilities, as well as $31 million of impairment charges related to investments and $7 million related to other intangible assets, primarily contract-related intangibles and capitalized software costs not associated with the hospitals described above.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At December 31, 2018 and 2017, the estimated fair value of our long-term debt was approximately 97.3% and 100.2%, respectively, of the carrying value of the debt.

NOTE 21. ACQUISITIONS

During the year ended December 31, 2018, we acquired ten outpatient businesses (all of which are owned by USPI), three off-campus emergency departments and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $113 million.

During the year ended December 31, 2017, we acquired eight outpatient businesses (all of which are owned by USPI) and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $50 million.

During the year ended December 31, 2016, we completed a transaction that allowed us to consolidate five microhospitals that were previously recorded as equity method investments. We also acquired majority interests in 28 ambulatory surgery centers (all of which are owned USPI) and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $117 million.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2018 is preliminary. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2018 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Current assets	$6	$7	$51
Property and equipment	19	9	38
Other intangible assets	9	8	7
Goodwill	220	91	464
Other long-term assets, including previously held equity method investments	(18)	(3)	(56)
Current liabilities	—	(8)	(30)
Long-term liabilities	(15)	(2)	(15)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(21)	(29)	(190)
Noncontrolling interests	(85)	(18)	(119)
Cash paid, net of cash acquired	(113)	(50)	(117)
Gains on consolidations	$2	$5	$33

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. Of the total $220 million of goodwill recorded for acquisitions completed during the year ended December 31, 2018, $1 million was recorded in our Hospital Operations and other segment, and $219 million was recorded in our Ambulatory Care segment. Approximately $10 million, $6 million and $20 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2018, 2017 and 2016, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

During the years ended December 31, 2018, 2017 and 2016, we recognized gains totaling $2 million, $5 million and $33 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

NOTE 22. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. As described in Note 5, certain of our facilities were classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2018. At December 31, 2018, our subsidiaries operated 68 hospitals (three of which have since been divested), primarily serving urban and suburban communities in 10 states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At December 31, 2018, USPI had interests in 255 ambulatory surgery centers, 36 urgent care centers operated under the CareSpot brand, 23 imaging centers and 23 surgical hospitals in 27 states. At December 31, 2018, we owned 95.0% of USPI.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At December 31, 2018, Conifer provided services to approximately 750 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At December 31, 2018, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31, 2018	December 31, 2017	December 31, 2016
Assets:
Hospital Operations and other	$15,684	$16,466	$17,871
Ambulatory Care	5,711	5,822	5,722
Conifer	1,014	1,097	1,108
Total	$22,409	$23,385	$24,701

	Years Ended December 31,
	2018	2017	2016
Capital expenditures:
Hospital Operations and other	$527	$625	$799
Ambulatory Care	68	60	51
Conifer	22	22	25
Total	$617	$707	$875

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations	$15,285	$16,260	$16,904
Ambulatory Care	2,085	1,940	1,797
Conifer
Tenet	590	618	651
Other clients	943	979	920
Total Conifer revenues	1,533	1,597	1,571
Inter-segment eliminations	(590)	(618)	(651)
Total	$18,313	$19,179	$19,621

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$10	$4	$9
Ambulatory Care	140	140	122
Total	$150	$144	$131

Adjusted EBITDA:
Hospital Operations and other	$1,411	$1,462	$1,586
Ambulatory Care	792	699	615
Conifer	357	283	277
Total	$2,560	$2,444	$2,478

Depreciation and amortization:
Hospital Operations and other	$685	$736	$709
Ambulatory Care	68	84	91
Conifer	49	50	50
Total	$802	$870	$850

Adjusted EBITDA	$2,560	$2,444	$2,478
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	9	(41)	(37)
Depreciation and amortization	(802)	(870)	(850)
Impairment and restructuring charges, and acquisition-related costs	(209)	(541)	(202)
Litigation and investigation costs	(38)	(23)	(293)
Interest expense	(1,004)	(1,028)	(979)
Gain (loss) from early extinguishment of debt	1	(164)	—
Other non-operating expense, net	(5)	(22)	(20)
Net gains on sales, consolidation and deconsolidation of facilities	127	144	151
Income (loss) from continuing operations, before income taxes	$639	$(101)	$248

NOTE 23. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under ASU 2016-02, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements,” which allows lessees and lessors to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. This guidance will be effective for us beginning in 2019, and we intend to use the retrospective method as of the period of adoption rather than the earliest period presented meaning that our financial statements for periods prior to January 1, 2019 will not be modified for the application of the new lease accounting standard. We will elect the three packaged transition practical expedients under ASC 842-10-65-1(f) and the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset. We expect that, as of January 1, 2019, our consolidated assets and liabilities will both increase by approximately $750 million to $800 million related to on-balance sheet recognition of right of use assets and liabilities. Right of use assets associated with operating leases will be included as an intangible asset, and liabilities associated with operating leases will be split between our other current liabilities and other long-term liabilities in our consolidated balance sheets. We are still finalizing our calculation of the cumulative effect of accounting change we will recognize upon adoption. We are currently working to complete the implementation of new processes and information technology tools to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls in connection with the adoption of the new standard.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in ASU 2018-13, which remove, modify or add certain disclosure requirements as part of the FASB’s disclosure framework project to improve the effectiveness of the notes to the financial statements, are effective for us beginning in 2020. The adoption of this guidance will not impact our financial position, results of operations or cash flows.

Also in August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans –General (Subtopic 715-20) Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14, which remove, modify or add certain disclosure requirements as part of the FASB’s disclosure framework project to improve the effectiveness of the notes to the financial statements, are effective for us beginning in 2021. The adoption of this guidance will not impact our financial position, results of operations or cash flows.

Additionally, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-14”), which applies to all entities that are a customer in a hosting arrangement that is a service contract. The amendments in ASU 2018-14, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, are effective for us beginning in 2020. We do not expect adoption of this guidance to have a material effect on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

Effective January 1, 2018, as further discussed in Note 1, we adopted ASU 2014-09 and ASU 2016-01, and we early adopted ASU 2018-02. Also effective January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” and ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash,” both of which were applied using a retrospective transition method to each period presented and did not have any effect on our statements of cash flows.

Effective January 1, 2017, as further discussed in Note 1, we adopted ASU 2016-09 and early adopted ASU 2017-07. We also early adopted ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)” (“ASU 2017‑04”) for our annual goodwill impairment tests for the year ended December 31, 2017. The amendments in ASU 2017-04 modified the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer determines goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Our adoption of ASU 2017-04 did not affect our financial position, results of operations or cash flows.

NOTE 24. SUBSEQUENT EVENT

On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments will commence on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our Credit Agreement, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and will be used to fund the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we expect to record a loss from early extinguishment of debt of approximately $47 million in the three months ending March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs. As a result of these refinancing transactions, our 5.500% senior unsecured notes due 2019 are not included in current portion of long-term debt in our Consolidated Balance Sheet at December 31, 2018.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2018
	First	Second	Third	Fourth
Net operating revenues	$4,699	$4,506	$4,489	$4,619
Net income	$191	$108	$65	$102
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$99	$26	$(9)	$(5)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$0.98	$0.25	$(0.09)	$(0.04)
Diluted	$0.96	$0.25	$(0.09)	$(0.04)

	Year Ended December 31, 2017
	First	Second	Third	Fourth
Net operating revenues	$4,813	$4,802	$4,586	$4,978
Net income (loss)	$36	$32	$(289)	$(99)
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(53)	$(55)	$(367)	$(229)
Loss per share attributable to Tenet Healthcare Corporation common shareholders:
Basic	$(0.53)	$(0.55)	$(3.64)	$(2.27)
Diluted	$(0.53)	$(0.55)	$(3.64)	$(2.27)

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

Management’s report on internal control over financial reporting is set forth on page 91 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 92 herein.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 94 through 139.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 151).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

FINANCIAL STATEMENTS REQUIRED BY RULE 3-09 OF REGULATION S-X

The consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (“THVG”), which are included due to the significance of the equity in earnings of unconsolidated affiliates we recognized from our investment in THVG for the years ended December 31, 2018, 2017 and 2016 can be found on pages F-1 through F-19.

All other schedules and financial statements of THVG are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(3)	Articles of Incorporation and Bylaws

(a)
Amended and Restated Articles of Incorporation of the Registrant, as amended and restated May 8, 2008 (Incorporated by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed August 5, 2008)

(b)
Certificate of Change Pursuant to NRS 78.209, filed with the Nevada Secretary of State effective October 10, 2012 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed October 11, 2012)

(c)
Certificate of Designation of Series R Preferred Stock, par value $0.15 per share, dated August 31, 2017 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed September 1, 2017)

(d)
Certificate of Withdrawal of Certificate of Designation of Series R Preferred Stock, par value $0.15 per share, dated March 5, 2018 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed March 5, 2018)

(e)
Amended and Restated Bylaws of the Registrant, as amended and restated effective January 3, 2019 (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed January 7, 2019)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

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
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

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
Fifth Amendment to Stock Pledge Agreement, dated as of December 1, 2016, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto

(n)
Sixth Amendment to Stock Pledge Agreement, dated as of June 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto

(o)
Seventh Amendment to Stock Pledge Agreement, dated as of February 5, 2019, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto

(p)
Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgers party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(q)
Exchange and Registration Rights Agreement, dated as of February 5, 2019, among the Registrant, certain of its subsidiaries and Barclays Capital Inc. as representative of the other initial purchasers of the Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(r)
Settlement Agreement among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the State of Georgia, the State of South Carolina, the Registrant, Tenet HealthSystem Medical, Inc., Tenet HealthSystem GB, Inc. n/k/a Atlanta Medical Center, Inc., North Fulton Medical Center, Inc., Tenet HealthSystem Spalding, Inc. n/k/a Spalding Regional Medical Center, Inc., and Hilton Head Health System, L.P., and Ralph D. Williams (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 3, 2016)

(s)
Non-Prosecution Agreement among Tenet HealthSystem Medical, Inc., the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 3, 2016)

(t)
First Amendment to Non-Prosecution Agreement between Tenet HealthSystem Medical, Inc. and the United States Department of Justice (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 6, 2018)

(u)
Support Agreement, dated March 23, 2018, between the Registrant and Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 26, 2018)

(v)
Employment Agreement, dated March 24, 2018, by and between the Registrant and Ronald A. Rittenmeyer (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 26, 2018)*

(w)
Employment Agreement, dated November 27, 2018, by and between the Registrant and Saumya Sutaria, M.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 30, 2018)*

(x)
Letter from the Registrant to Keith B. Pitts dated June 21, 2013 (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed February 24, 2014)*

(y)
Letter from the Registrant to J. Eric Evans, dated March 22, 2016 (Incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed May 2, 2016)*

(z)
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

(bb)	Tenet Fourth Amended and Restated Executive Severance Plan, as amended and restated effective August 8, 2018*

(cc)	Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018*

(dd)
Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(ee)	Fifth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2019*

(ff)
Fifth Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(i) to Registrant’s Quarterly  Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(gg)
Form of Stock Award used to evidence grants of stock options and/or restricted units under the Amended and Restated Tenet Healthcare Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 17, 2006)*

(hh)
Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(ii)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(jj)
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(kk)
Terms and Conditions of Non-Qualified Stock Option Performance Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 7, 2017)*

(ll)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed April 30, 2018)*

(mm)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on June 29, 2018 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 6, 2018)*

(nn) Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(oo)
Third Amended Tenet Healthcare Corporation Annual Incentive Plan, as amended and restated effective March 16, 2017 (Incorporated by reference to Exhibit 10(ll) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(pp) Seventh Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 1, 2018*

(qq)
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

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 25, 2019	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2019	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2019	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Chief Financial Officer (Principal Financial Officer)
Date: February 25, 2019	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Vice President and Controller (Principal Accounting Officer)
Date: February 25, 2019	By:	/s/ LLOYD J. AUSTIN, III
Lloyd J. Austin, III Director
Date: February 25, 2019	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 25, 2019	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 25, 2019	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 25, 2019	By:	/s/ BRENDA J. GAINES
Brenda J. Gaines Director
Date: February 25, 2019	By:	/s/ EDWARD A. KANGAS
Edward A. Kangas Director
Date: February 25, 2019	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 25, 2019	By:	/s/ RICHARD MARK
Richard Mark Director
Date: February 25, 2019	By:	/s/ TAMMY ROMO
Tammy Romo Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

		Additions Charged To:
	Balance at Beginning of Period	Costs and Expenses(1)(2)	Deductions(3)	Other Items(4)(5)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$898	$—	$—	$(898)	$—
Year ended December 31, 2017	$1,031	$1,434	$(1,445)	$(122)	$898
Year ended December 31, 2016	$887	$1,451	$(1,307)	$—	$1,031
Valuation allowance for deferred tax assets:
Year ended December 31, 2018	$72	$76	$—	$—	$148
Year ended December 31, 2017	$72	$—	$—	$—	$72
Year ended December 31, 2016	$96	$(24)	$—	$—	$72

(1)	Includes amounts recorded in discontinued operations.

(2)	Before considering recoveries on accounts or notes previously written off.

(3)	Accounts written off.

(4)	Acquisition and divestiture activity in 2017.

(5)	Valuation account eliminated in 2018 upon adoption of new accounting standard ASC 606.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Managers of
Texas Health Ventures Group, L.L.C.
We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and its subsidiaries, which comprise the consolidated balance sheets as of June 30, 2018 and 2017, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended June 30, 2018.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and its subsidiaries as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
December 20, 2018

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – JUNE 30, 2018 AND 2017
(in thousands)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$29,041	$32,105
Funds due from USPI	114,408	93,848
Patient receivables, net of allowance for doubtful accounts of $60,631 and $44,306 at June 30, 2018 and 2017, respectively	107,426	91,455
Supplies	26,070	22,167
Prepaid and other current assets	8,533	5,340
Total current assets	285,478	244,915

NON-CURRENT ASSETS:
Property and equipment, net (Note 2)	238,054	159,680
Restricted cash	4,439	9,960
Investments in unconsolidated affiliates (Note 3)	6,987	7,143
Goodwill and intangible assets, net (Note 5)	431,828	320,048
Other	505	230

Total assets	$967,291	$741,976

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable, including funds due to USPI of $16,014 and $11,568 at June 30, 2018 and 2017, respectively	$87,153	$62,941
Accrued expenses and other	43,163	41,716
Current portion of long-term obligations (Note 6)	19,789	20,809
Total current liabilities	150,105	125,466

NON-CURRENT LIABILITIES:
Long-term obligations, net of current portion (Note 6)	174,228	157,470
Other liabilities	17,159	14,635

Total liabilities	341,492	297,571

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)

NONCONTROLLING INTERESTS - REDEEMABLE	172,416	109,147

EQUITY:
Members’ equity	419,870	296,074
Noncontrolling interests – nonredeemable	33,513	39,184
Total equity	453,383	335,258
Total liabilities and equity	$967,291	$741,976

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(in thousands)

	2018	2017	2016
REVENUES:
Net patient service revenue	$1,204,516	$1,073,887	$941,248
Less provision for doubtful accounts	34,636	27,135	16,909
Net patient service revenue less provision for doubtful accounts	1,169,880	1,046,752	924,339
Other revenue	3,653	3,038	7,886
Total revenues	1,173,533	1,049,790	932,225

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 3)	5,065	3,965	3,861

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	277,721	244,798	216,400
Medical services and supplies	284,386	249,158	226,905
Management and royalty fees (Note 8)	41,973	38,530	35,432
Professional fees	8,679	7,785	7,327
Purchased services	56,829	47,549	40,091
Other operating expenses	137,252	121,832	102,142
Provision for doubtful accounts	25,244	22,503	21,739
Impairment loss	—	—	5,667
Depreciation and amortization	31,829	28,605	29,830
Total operating expenses	863,913	760,760	685,533
Operating income	314,685	292,995	250,553

NONOPERATING INCOME (EXPENSES):
Interest expense	(14,091)	(15,586)	(15,069)
Interest income (Note 8)	711	492	364
Other income /(expense), net	1,059	(1,825)	(350)
Net income before income taxes	302,364	276,076	235,498

INCOME TAXES	(5,099)	(5,036)	(4,103)
Net income	297,265	271,040	231,395

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – REDEEMABLE	(143,580)	(134,905)	(117,018)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS – NONREDEEMABLE	(8,648)	(8,229)	(136)
Net income attributable to THVG	$145,037	$127,906	$114,241

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(in thousands)

		Members’ Equity
	Equity	USP	BUMC	Total Members’ Equity	Noncontrolling Interests - Nonredeemable
Balance at June 30, 2015	$253,720	$115,909	$116,374	$232,283	$21,437
Net income	114,377	57,006	57,235	114,241	136
Distributions to members	(105,103)	(50,121)	(50,321)	(100,442)	(4,661)
Contributions from members	52,039	16,904	16,975	33,879	18,160
Purchase of noncontrolling interests	(811)	(400)	(401)	(801)	(10)
Sale of noncontrolling interests	(914)	(1,113)	(1,116)	(2,229)	1,315
Balance at June 30, 2016	313,308	138,185	138,746	276,931	36,377
Net income	136,135	63,825	64,081	127,906	8,229
Distributions to members	(129,002)	(60,778)	(61,022)	(121,800)	(7,202)
Contributions from members	13,571	6,772	6,799	13,571	—
Purchase of noncontrolling interests	(1,160)	(718)	(720)	(1,438)	278
Sale of noncontrolling interests	2,406	451	453	904	1,502
Balance at June 30, 2017	335,258	147,737	148,337	296,074	39,184
Net income	153,685	72,373	72,664	145,037	8,648
Distributions to members	(132,424)	(63,076)	(63,329)	(126,405)	(6,019)
Contributions from members	102,545	51,169	51,376	102,545	—
Purchase of noncontrolling interests	(5,456)	674	676	1,350	(6,806)
Sale of noncontrolling interests	(225)	633	636	1,269	(1,494)
Balance at June 30, 2018	$453,383	$209,510	$210,360	$419,870	$33,513

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016
(in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297,265	$271,040	$231,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	59,880	49,638	38,648
Depreciation and amortization	31,829	28,605	29,830
Amortization of debt issue costs	5	5	7
Equity in earnings of unconsolidated affiliates, net of distributions received	156	645	(232)
Loss on fixed asset impairment	—	—	5,667
(Gain) loss on sale of assets	(2)	405	(67)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Increase in patient receivables	(62,006)	(47,022)	(56,096)
Increase in supplies, prepaids, and other assets	(4,639)	3,362	(8,503)
(Decrease) /Increase in accounts payable, accrued expenses, and other liabilities	7,980	11,890	20,739
Net cash provided by operating activities	330,468	318,568	261,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $925, $0 and $394 for 2018, 2017 and 2016, respectively	925	(3,853)	(8,912)
Purchases of property and equipment	(42,172)	(16,950)	(17,686)
Sale of property and equipment	206	1,233	160
Change in deposits and notes receivables	(44)	(5)	9
Other investing activities	13	751	—
Change in funds due from United Surgical Partners, Inc.	(21,158)	(10,416)	(12,794)
Net cash used in investing activities	(62,230)	(29,240)	(39,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	$26,078	$223	$4,624
Payments on debt obligations	(49,029)	(19,364)	(15,975)
Distributions to noncontrolling interest owners	(144,265)	(144,576)	(114,429)
Purchases of noncontrolling interests	(8,215)	(5,447)	(3,861)
Sales of noncontrolling interests	9,609	18,445	2,272
Contribution from members	20,925	—	8,912
Distributions to members	(126,405)	(121,800)	(100,442)
Net cash used in financing activities	(271,302)	(272,519)	(218,899)

INCREASE IN CASH	(3,064)	16,809	3,266
CASH, beginning of period	32,105	15,296	12,030
CASH, end of period	$29,041	$32,105	$15,296

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,991	$15,642	$15,113
Cash paid for income taxes	$5,076	$4,525	$3,779

NONCASH TRANSACTIONS:
Assets acquired under capital leases	$32,033	$4,791	$3,232
Increase in accounts payable due to property and equipment received but not paid	12,322	44	427
Sunnyvale acquisition	—	—	24,967
Tyler acquisition	81,620	—	—
Centennial acquisition	—	13,571	—
Restricted cash borrowed	—	9,960	—
Restricted cash used for purchases of equipment	5,521	—	280
Restricted cash used for payments on debt obligations	—	—	2,089

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is a joint venture between Baylor University Medical Center (BUMC), an affiliate of Baylor Scott & White Holdings (BSW Holdings), who owns 50.1% of THVG and USP North Texas, Inc. (USP), a Texas corporation and consolidated subsidiary of United Surgical Partners International, Inc. (USPI), who owns 49.9% of THVG. USPI is a subsidiary of Tenet Healthcare Corporation. BSW Holdings and its “controlled” affiliates are referred collectively herein as “BSWH”. THVG’s fiscal year ends June 30. Fiscal years of THVG’s subsidiaries end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of June 30, 2018 and 2017, and for the years ended, June 30, 2018, 2017 and 2016.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2018, THVG operated thirty-three facilities (the Facilities) under management contracts, thirty-two of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. THVG also has an equity method investment in a facility that does not fall under a management contract. In addition, THVG holds an equity method investment in one partnership that owns the real estate used by one of the Facilities.

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

Change in Reporting Entity
From January 1, 2016 to March 1, 2018, BUMC had a 60% controlling interest in Texas Regional Medical Center, LLC (Sunnyvale), through a separate joint venture with Tenet Healthcare Corporation (Tenet). On March 1, 2018, that joint venture was restructured and Sunnyvale was combined with THVG upon contribution by the Company’s members. On March 1, 2018, USP paid BUMC and Tenet approximately $4,100,000 each for its interest in Sunnyvale resulting in THVG owning a controlling 62% interest.

The transfer of ownership interests in Sunnyvale qualifies as a common control transaction as defined by ASC 250-10-45-21 as BSWH held a controlling interest in the hospital before the transaction and continues to hold a controlling interest subsequent to the transaction. As a result, the commonly controlled entities, inclusive of Sunnyvale, which historically have not been presented together are considered to be a different reporting entity. This change in reporting entity requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. For the period prior to Sunnyvale’s contribution into THVG, net income attributable to non-controlling interest was calculated at the percentage used for the previous joint venture, 40%. The Company’s historical consolidated balance sheets and related statements of income, changes in equity, and of cash flows and related disclosures, include Sunnyvale starting with BUMC’s acquisition of Sunnyvale on January 1, 2016. The effect of the change on Net income attributable to THVG for the years ended 2018, 2017, and 2016 was approximately $2,900,000, $1,800,000, and $5,500,000, respectively.

Basis of Accounting
THVG maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation
The consolidated financial statements include the financial statements of THVG and its wholly owned subsidiaries and other entities that THVG controls. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents
THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2018, or 2017. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes. The company reclassifies book overdrafts to accounts payable reflecting the reinstatement of liabilities cleared in the bookkeeping process. Book overdrafts are non-cash by their nature and as such, changes in accounts payable, including those caused by book overdrafts, are reflected as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows. Book overdrafts included in accounts payable were approximately $24,118,000 and $12,730,000, as of June 30, 2018 and 2017, respectively.

Restricted Cash
THVG holds cash from debt agreements for construction projects that is considered restricted. The funds are restricted for the purpose of completing the construction project or to pay back the related debt, drawn for the project. Restricted cash balances were approximately $4,439,000 and $9,960,000 as of June 30, 2018 and 2017, respectively, and are classified as non-current, consistent with the nature of their intended use based on the restrictions.

Patient Receivables
Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2018 and 2017 include:

	2018	2017
Commercial and managed care providers	48%	51%
Government-related programs	32%	35%
Self-pay patients	20%	14%
	100%	100%
Government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of payors from which THVG has significant outstanding receivables, and management does not believe there is any significant or unusual level of credit risk associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG. THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. THVG assesses the reasonableness of the allowance account based on historic write-offs, cash collections, the aging of the accounts and other current conditions and economic factors. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

Supplies
Supplies, consisting primarily of pharmaceuticals and medical supplies inventories, are stated at the lower of cost or net realizable value, which approximates market value, and are expensed as used.

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

Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net identifiable assets acquired and liabilities assumed from purchased businesses. Goodwill is not amortized but is instead tested for impairment annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes a determination by management based on qualitative factors as to whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If management determines that based on these factors it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company assesses its goodwill based on the two-step fair value approach.

To measure the amount of an impairment loss, a two-step method is used. In the first step, THVG compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and THVG is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then THVG must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then THVG records an impairment loss equal to the difference. Any impairment would be recognized by a charge to income from operations and a reduction in the carrying value of goodwill.

We estimate the fair value of the reporting unit using the market and income approaches. Goodwill is required to be reported at the reporting unit level and we have concluded that THVG represents a single reporting unit. To determine the fair value of the reporting unit, we use the income approach (present value of discounted cash flows) with further corroboration from the market approach (evaluation of market multiples and/or data from third-party valuation specialists). We apply judgment in determining the fair value of our reporting unit which is dependent on significant assumptions and estimates regarding expected future cash flows, terminal value, changes in working capital requirements, and discount rates. The factor most sensitive to change with respect to THVG’s discounted cash flow analyses is the estimated future cash flows of the reporting unit which is, in turn, sensitive to THVG’s estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than estimated, the impairment test results could differ. Although we believe that our estimates are reasonable and consistent with market participant assumptions, actual results could differ from these estimates.

A qualitative analysis of the goodwill balance was performed in March of 2018 and no such impairments were identified. A quantitative analysis was performed in March 2017 and 2016 and no such impairments were identified.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets, or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2018 or 2017. In June of 2016, THVG determined that Lewisville Surgicare Partners, Ltd. (Lewisville), Baylor Surgicare at Ennis, L.L.C.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

(Ennis), and Arlington Surgicare Partners, Ltd. (Arlington) would be closing due to poor operational results and expected negative cash flows. This represented a significant adverse change in the manner in which the facilities’ assets were being used, thus triggering the need to test the facilities’ long-lived assets for impairment. The assets consisted of office and medical equipment, furniture, and building leases. Management determined the fair value of the furniture and equipment is greater than the total carrying value, using Level 2 inputs, and as such no impairment was recorded for those asset groups. Based on the inability to locate a sublessee to occupy the properties, which are specialized to perform outpatient surgery, and Level 3 inputs, THVG concluded that the three facility building leases, which were classified as capital leases, were impaired and an impairment charge was recorded in June 2016 for approximately $5,667,000.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2018 and 2017. The carrying amounts of cash, restricted cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2018, the aggregate carrying amount and estimated fair value of long-term debt is approximately $54,482,000 and $47,865,000, respectively. At June 30, 2017, the aggregate carrying amount and estimated fair value of long-term debt was approximately $61,864,000 and $58,637,000, respectively.

Revenue Recognition
THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual adjustments are related to the Medicare and Medicaid programs, as well as commercial and managed care contracts. All subsidiaries of THVG, except for Sunnyvale, assess the ability of each patient to pay prior to the performance of the procedure; therefore the estimate of uncollectable amounts related to these entities is presented within the provision for doubtful accounts within the operating expenses section of the income statement. Sunnyvale does not assess ability to pay prior to the performance of the procedure, and as such the related estimate of uncollectable amounts for this entity is presented within the provision for doubtful accounts as a component of total revenues.

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 19%, 17%, and 15% of total net patient service revenue in 2018, 2017, and 2016, respectively.

Net patient service revenue from commercial and managed care contracts accounted for approximately 75%, 77%, and 78% of net patient service revenue in 2018, 2017, and 2016, respectively.

Net patient service revenue from private payors accounted for approximately 6%, 6%, and 7% of total net patient service revenue in 2018, 2017, and 2016, respectively. For facilities licensed as hospitals, federal regulations require the submission of annual cost reports covering medical costs and expenses associated with services provided to program beneficiaries. Medicare and Medicaid cost report settlements are estimated in the period services are provided to beneficiaries.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates with respect to the ten THVG facilities licensed as hospitals may change as interpretations are clarified. These initial estimates are revised as needed until final cost reports are settled.

The Company provides charity care to patients who are financially unable to pay for the health care services they receive. The determination of charity care is generally made at the time of admission, or shortly thereafter. However, events after discharge could change the ability of patients to pay. The discount amount is generally based on household income compared to the Federal

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Poverty Limit for the year. The Company’s charity policy is intended to satisfy the requirements in Section 501(r) of the Internal Revenue Code of 1986, as amended, regarding financial assistance and emergency medical care policies, limitations on charges to persons eligible for financials assistance, and reasonable billing and collection efforts. The Company’s policy is not to pursue collection of amounts determined to qualify as charity care; therefore, the Company does not report these amounts in net patient care revenues before provision of doubtful accounts or in provision for doubtful accounts.

The Company’s estimated costs (based on the selected operating expenses, which include allocated personnel costs, supplies, other operating expenses, and management fee) of caring for charity care patients for the years ended June 30, 2018, 2017, and 2016, was approximately $7,800,000, $6,100,000, and $3,400,000, respectively.

Income Taxes
No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members.

The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. The tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2018, 2017, and 2016 as income tax.

THVG follows the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes” which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As of June 30, 2018 and 2017, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal income tax examination for years prior to 2014 and no longer subject to state and local income tax examination for years prior to 2013. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Reclassifications
Certain amounts related to the prior year have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheet upon adoption. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients. The Company is currently evaluating the potential impact of this guidance, which will be effective for fiscal years beginning after December 15, 2018.

In May 2014, August 2015, April 2016, May 2016, December 2016, and February 2017, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”; ASU 2015-14, “Revenue from Contracts with Customers”; ASU 2016-10, “Identifying Performance Obligations and Licensing”; ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”; ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”; and ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”, respectively, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, “Revenue Recognition.” These ASU’s address when an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

exchange for those goods or services. The Company is currently evaluating the potential impact of this guidance, which is effective July 1, 2018.

In August 2016, FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU provides cash flow statement classification guidance. These ASU’s are effective for annual reporting periods beginning after December 15, 2017, and may impact the classification of certain items on the statement of income but are not expected to have a material impact on total operating income.

In November 2016, FASB issued ASU 2016-18, “Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.” This ASU requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The provisions of ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods within those year for public business entities, and December 15, 2018, and interim periods thereafter for all other entities. The Company is currently evaluating the impact of this ASU and believes it will have an immaterial impact on presentation and disclosure.

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

2.PROPERTY AND EQUIPMENT
At June 30, 2018 and 2017, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2018	2017
Land	—	$1,719	$1,568
Buildings and leasehold improvements	5-25 years	258,161	193,885
Equipment	3-15 years	203,672	166,194
Furniture and fixtures	5-15 years	10,547	8,495
Construction in progress		6,397	1,367
		480,496	371,509
Less accumulated depreciation		(242,442)	(211,829)
Net property and equipment		$238,054	$159,680

At June 30, 2018 and 2017, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2018	2017
Buildings	$143,139	$112,401
Equipment and furniture	2,060	218
	145,199	112,619
Less accumulated depreciation	(56,162)	(52,629)
Net property and equipment under capital leases	$89,037	$59,990

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

3.    INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES
THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2018	June 30, 2017	June 30, 2016
Consolidated subsidiaries (1):
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1%	52.1%	52.1%
Metroplex Surgicare Partners, Ltd.	Baylor Surgicare at Bedford	Bedford	65.8	65.8	65.8
Baylor Surgicare at North Dallas, LLC	Baylor Surgicare at North Dallas	Dallas	56.9	56.6	56.6
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.7	50.1	50.9
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.5	50.5	51.0
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1	50.1
University Surgical Partners of Dallas, L.L.P.(2)	N/A	Dallas	68.1	66.5	66.2
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	54.6	58.9	58.6
MSH Partners, L.L.C.	Baylor Medical Center at Uptown	Dallas	34.9	33.5	33.4
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	34.4	33.4	33.8
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	53.5	55.2	56.8
Frisco Medical Center, L.L.P.	Baylor Scott & White Medical Center - Frisco	Frisco	50.5	50.4	50.3
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	54.0	54.1	53.9
Bellaire Outpatient Surgery Center, L.L.P.	Baylor Surgicare at Oakmont	Fort Worth	25.8	26.1	25.5
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	50.1	50.1
Trophy Club Medical Center, L.P.	Baylor Medical Center at Trophy Club	Fort Worth	50.7	50.3	50.1
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	—	61.9	59.2
North Garland Surgery Center, L.L.P.	Baylor Surgicare at North Garland	Garland	54.3	52.1	52.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	54.7	53.3	53.3
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Baylor Orthopedic and Spine Hospital at Arlington	Arlington	50.1	50.1	50.1
Baylor Surgicare at Granbury, LLC	Baylor Surgicare at Granbury	Granbury	51.2	51.2	50.6
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	53.5	53.5	51.0
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	50.1	50.1	50.3
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	55.5	57.3	51.0
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller	51.0	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0	51.0
Texas Endoscopy Centers, LLC	Texas Endoscopy	Plano/Allen	51.0	51.0	51.0
Heritage Park Surgical Hospital, LLC	Baylor Scott & White Surgical Hospital - Sherman	Sherman	52.5	52.5	52.3
Centennial ASC, LLC	Frisco Centennial Surgery Center	Frisco	50.2	50.4	—
Baylor Surgicare at Baylor Plano, LLC	Baylor Plano Campus	Plano	25.3	25.3	—
Texas Spine and Joint Hospital, LLC	Texas Spine and Joint	Tyler	54.5	—	—
Baylor Surgicare at Blue Star, LLC	Frisco Star	Frisco	25.8	—	—
Texas Regional Medical Center, LLC	Sunnyvale Hospital	Sunnyvale	62.1	60.3	60.3

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Legal Name	Facility	City	Percentage Owned
			June 30, 2018	June 30, 2017	June 30, 2016
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd. (3)		n/a	49.0	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	19.3	19.6	18.3
MCSH Real Estate Investors, Ltd. (3)		n/a	2.0	2.0	2.0
Fusionetics, LLC	Fusionetics	Frisco	15.8	15.8	—

1.	List excludes holding companies, which are wholly-owned by the Company and hold the Company’s investments in the Facilities.

2.	Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Baylor Medical Center at Uptown.

3.	These entities are not surgical facilities and do not have ownership in any surgical facilities.

On August 2, 2017, Texas Health Venture Texas Spine, LLC, a wholly-owned subsidiary of THVG, completed its acquisition of Texas Spine and Joint Hospital, LLC (Tyler), resulting in a 50.25% controlling interest. The consideration of $40,900,000 and $40,700,000 was paid to the sellers by BSWH and USP, respectively. From the date of contribution to June 30, 2018, THVG recognized approximately $98,600,000 of total revenues and approximately $5,800,000 of net income from Tyler.

On February 1, 2017, BSWH and USP contributed their respective ownership interests in Centennial ASC, LLC (Centennial) to THVG, resulting in THVG owning a 50.42% controlling interest. The value of the contributions from BSWH and USP was approximately $6,799,000 and $6,772,000, respectively. From the date of contribution to June 30, 2017, THVG recognized approximately $4,400,000 of total revenues and approximately $1,000,000 of net income from Centennial. For the twelve months ended June 30, 2018, THVG recognized approximately $10,300,000 of total revenues and approximately $2,300,000 of net income from Centennial.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

The following table summarizes the recorded values of the assets and liabilities as of the respective contribution date (in thousands):

	Tyler Hospital	Centennial
Cash and cash equivalents	$925	$—
Current assets	15,703	3,690
Long-term assets	18,276	1,079
Goodwill	111,831	19,290
Total assets acquired	146,735	24,059

Current liabilities	10,127	585
Long-term liabilities	4,378	—
Total liabilities assumed	14,505	585
Noncontrolling interests	50,610	9,903
Net assets acquired	$81,620	$13,571

The assets and liabilities were accounted for at their respective fair values at the date of acquisition. Noncontrolling interests (NCI) are valued upon acquisition with a discount to reflect lack of control and marketability by the NCI holders. These fair value measurements are determined by Level 2 inputs. The resulting goodwill is attributed to expected synergies from combining operations. The results of these contributed facilities are included in THVG’s consolidated financial statements from the respective dates of contribution.

The following table presents the unaudited pro forma results as if THVG had acquired Tyler and Centennial on July 1, 2016 (in thousands). The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions were completed on the dates indicated, nor is indicative of the future operating results of THVG.

	Year Ended June 30, 2018	Year Ended June 30, 2017	Year Ended June 30, 2016
Total revenues	$1,178,160	$1,158,708	$1,002,041
Net income attributable to THVG	$143,420	$133,111	$122,178

4.    NONCONTROLLING INTERESTS
The Company controls and therefore consolidates the results of 32 of its 34 facilities at June 30, 2018. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effects are classified within financing activities.

During the fiscal year ended June 30, 2018, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $8,215,000 and $9,609,000, respectively. During the fiscal year ended June 30, 2017, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $5,447,000 and $18,445,000, respectively. During the fiscal year ended June 30, 2016, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $3,861,000 and $2,272,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

	Year Ended June 30, 2018	Year Ended June 30, 2017	Year Ended June 30, 2016
Net income attributable to the Company	$145,037	$127,906	$114,241
Net transfers to the noncontrolling interests:
Increase/(Decrease) in the Company’s equity for gains/losses related to purchases of subsidiaries’ equity interests	1,350	(1,438)	(801)
Increase/(Decrease) in the Company’s equity for gains/(losses) related to sales of subsidiaries’ equity interests	1,269	904	(2,229)
Net transfers to noncontrolling interests	2,619	(534)	(3,030)
Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$147,656	$127,372	$111,211

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2018, 2017 and 2016 is summarized below (in thousands):

Balance, June 30, 2015	$79,590
Net income attributable to noncontrolling interests	117,018
Distributions to noncontrolling interests	(109,768)
Purchases of noncontrolling interests	(3,961)
Sales of noncontrolling interests	3,186
Noncontrolling interests attributable to business acquisition	3,862
Balance, June 30, 2016	89,927
Net income attributable to noncontrolling interests	134,905
Distributions to noncontrolling interests	(137,373)
Purchases of noncontrolling interests	(3,631)
Sales of noncontrolling interests	15,415
Noncontrolling interests attributable to business acquisition	9,904
Balance, June 30, 2017	$109,147
Net income attributable to noncontrolling interests	143,580
Distributions to noncontrolling interests	(138,245)
Purchases of noncontrolling interests	(2,512)
Sales of noncontrolling interests	9,836
Noncontrolling interests attributable to business acquisition	50,610
Balance, June 30, 2018	$172,416

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

5.    GOODWILL
The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2018 and 2017 (in thousands):

Balance, June 30, 2016	$301,019
Additions:
Centennial ASC	19,290
Adjustments:
Acquisition of Precision Surgery Center	(532)
Balance, June 30, 2017	319,777
Additions:
Tyler Spine and Joint	111,831
Balance, June 30, 2018	$431,608
Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

6.    LONG-TERM OBLIGATIONS

At June 30, 2018 and 2017, long-term obligations consisted of the following (in thousands):

	2018	2017
Capital lease obligations (Note 7)	$139,535	$116,415
Notes payable to financial institutions	54,482	61,864
Total long-term obligations	194,017	178,279
Less current portion	(19,789)	(20,809)
Long-term obligations, less current portion	$174,228	$157,470

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2018 and thereafter are as follows (in thousands):

2019	$12,032
2020	13,893
2021	9,586
2022	8,823
2023	6,291
Thereafter	3,857
Total long-term obligations	$54,482

The Facilities have notes payable to financial institutions which mature at various dates through 2025 and accrue interest at fixed and variable rates ranging from 2% to 8%. Each note is collateralized by certain assets of the respective facility.

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 2% to 13%.

7.    LEASES
The Facilities lease various office equipment, medical equipment, and office space under a number of operating lease agreements, which expire at various times through the year 2033. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Facilities to pay all executory costs (such as property taxes, maintenance, and insurance).

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2018 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2019	$20,648	$39,858
2020	20,298	38,123
2021	20,443	35,855
2022	19,800	35,043
2023	19,321	32,901
Thereafter	126,938	193,486
Total minimum lease payments	227,448	$375,266
Amount representing interest	(87,913)
Total principal payments	$139,535

Total rent expense under operating leases was approximately $48,190,000, $39,445,000, and $34,522,000 for the years ended June 30, 2018, 2017, and 2016, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

8.    RELATED-PARTY TRANSACTIONS
THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by BSWH and USP, resulting in THVG incurring management and royalty fee expense payable to BSWH and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 for years ended June 30, 2018, 2017, and 2016, and is included in other income in the accompanying consolidated statements of income.

The management and royalty fee expense to BSWH and USP was approximately $41,973,000, $38,530,000, and $35,432,000 for the years ended June 30, 2018, 2017, and 2016, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 1.7% represent management fees payable to USP and BSWH, respectively, and 34% represents royalty fees payable to BSWH.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 5.0% to 7.0% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the Facilities, shown in Funds due from United Surgical Partners, Inc. on the accompanying consolidated balance sheets, totaled approximately $114,408,000 and $93,848,000 at June 30, 2018 and 2017, respectively. Accrued expenses that USPI paid on behalf of THVG, shown in Accounts payable on the accompanying consolidated balance sheets, totaled approximately $16,014,000 and $11,568,000 at June 30, 2018 and 2017, respectively. The interest income amounted to approximately $334,000, $233,000, and $150,000 for the years ended June 30, 2018, 2017, and 2016, respectively.

9.    COMMITMENTS AND CONTINGENCIES
Financial Guarantees
THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $3,192,000. Of the total, approximately $1,800,000 relates to the obligations of a consolidated subsidiary whose capital lease obligation is included in THVG’s consolidated balance sheets and related disclosures, and approximately $1,392,000 relates to obligations of two consolidated subsidiaries whose operating lease obligations are not included in THVG’s consolidated balance sheets.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all, or a portion of, the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2018 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims
In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $15,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2018, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

10.    SUBSEQUENT EVENTS
THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

THVG has performed an evaluation of subsequent events through December 20, 2018, which is the date the consolidated financial statements were available to be issued.