Form 10-Q
period 2019-03-31
TENET HEALTHCARE CORP
filed 2019-04-29
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At April 24, 2019, there were 103,131,661 shares of the Registrant’s common stock, $0.05 par value, outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$252	$411
Accounts receivable	2,744	2,595
Inventories of supplies, at cost	308	305
Income tax receivable	17	21
Assets held for sale	—	107
Other current assets	1,261	1,197
Total current assets	4,582	4,636
Investments and other assets	2,331	1,456
Deferred income taxes	291	312
Property and equipment, at cost, less accumulated depreciation and amortization ($5,382 at March 31, 2019 and $5,221 at December 31, 2018)	6,996	6,993
Goodwill	7,283	7,281
Other intangible assets, at cost, less accumulated amortization ($1,010 at March 31, 2019 and $1,013 at December 31, 2018)	1,675	1,731
Total assets	$23,158	$22,409
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$158	$182
Accounts payable	1,101	1,207
Accrued compensation and benefits	707	838
Professional and general liability reserves	224	216
Accrued interest payable	323	240
Liabilities held for sale	—	43
Other current liabilities	1,212	1,131
Total current liabilities	3,725	3,857
Long-term debt, net of current portion	14,814	14,644
Professional and general liability reserves	690	666
Defined benefit plan obligations	512	521
Deferred income taxes	36	36
Other long-term liabilities	1,268	578
Total liabilities	21,045	20,302
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,439	1,420
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 151,433,339 shares issued at March 31, 2019 and 150,897,143 shares issued at December 31, 2018	7	7
Additional paid-in capital	4,748	4,747
Accumulated other comprehensive loss	(221)	(223)
Accumulated deficit	(2,254)	(2,236)
Common stock in treasury, at cost, 48,352,853 shares at March 31, 2019 and 48,359,705 shares at December 31, 2018	(2,414)	(2,414)
Total shareholders’ deficit	(134)	(119)
Noncontrolling interests	808	806
Total equity	674	687
Total liabilities and equity	$23,158	$22,409

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net operating revenues	$4,545	$4,699
Equity in earnings of unconsolidated affiliates	34	25
Operating expenses:
Salaries, wages and benefits	2,153	2,227
Supplies	741	774
Other operating expenses, net	1,074	1,060
Electronic health record incentives	(1)	(1)
Depreciation and amortization	208	204
Impairment and restructuring charges, and acquisition-related costs	19	47
Litigation and investigation costs	13	6
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(110)
Operating income	371	517
Interest expense	(251)	(255)
Other non-operating income (expense), net	1	(1)
Loss from early extinguishment of debt	(47)	(1)
Income from continuing operations, before income taxes	74	260
Income tax expense	(17)	(70)
Income from continuing operations, before discontinued operations	57	190
Discontinued operations:
Income from operations	10	1
Income tax expense	(2)	—
Income from discontinued operations	8	1
Net income	65	191
Less: Net income available to noncontrolling interests	84	92
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(19)	$99
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(27)	$98
Income from discontinued operations, net of tax	8	1
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(19)	$99
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(0.26)	$0.97
Discontinued operations	0.08	0.01
	$(0.18)	$0.98
Diluted
Continuing operations	$(0.26)	$0.95
Discontinued operations	0.08	0.01
	$(0.18)	$0.96
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	102,788	101,392
Diluted	102,788	102,656

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$65	$191
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	3	4
Foreign currency translation adjustments	—	6
Other comprehensive income before income taxes	3	10
Income tax expense related to items of other comprehensive income	(1)	(2)
Total other comprehensive income, net of tax	2	8
Comprehensive net income	67	199
Less: Comprehensive income available to noncontrolling interests	84	92
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(17)	$107

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$65	$191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	204
Deferred income tax expense	19	70
Stock-based compensation expense	11	9
Impairment and restructuring charges, and acquisition-related costs	19	47
Litigation and investigation costs	13	6
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(110)
Loss from early extinguishment of debt	47	1
Equity in earnings of unconsolidated affiliates, net of distributions received	3	9
Amortization of debt discount and debt issuance costs	11	11
Pre-tax income from discontinued operations	(10)	(1)
Other items, net	(7)	(1)
Changes in cash from operating assets and liabilities:
Accounts receivable	(158)	(66)
Inventories and other current assets	(115)	(41)
Income taxes	9	—
Accounts payable, accrued expenses and other current liabilities	(109)	(183)
Other long-term liabilities	37	1
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(32)	(33)
Net cash used in operating activities from discontinued operations, excluding income taxes	(2)	(1)
Net cash provided by operating activities	10	113
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(192)	(143)
Purchases of businesses or joint venture interests, net of cash acquired	(2)	(16)
Proceeds from sales of facilities and other assets — continuing operations	41	425
Proceeds from sales of facilities and other assets — discontinued operations	17	—
Proceeds from sales of marketable securities, long-term investments and other assets	4	134
Purchases of equity investments	(1)	(30)
Other long-term assets	(2)	7
Other items, net	(4)	(4)
Net cash provided by (used in) investing activities	(139)	373
Cash flows from financing activities:
Repayments of borrowings under credit facility	(495)	—
Proceeds from borrowings under credit facility	685	—
Repayments of other borrowings	(1,620)	(91)
Proceeds from other borrowings	1,507	7
Debt issuance costs	(18)	—
Distributions paid to noncontrolling interests	(74)	(64)
Proceeds from sales of noncontrolling interests	4	5
Purchases of noncontrolling interests	(3)	(9)
Proceeds from exercise of stock options and employee stock purchase plan	1	9
Other items, net	(17)	20
Net cash used in financing activities	(30)	(123)
Net increase (decrease) in cash and cash equivalents	(159)	363
Cash and cash equivalents at beginning of period	411	611
Cash and cash equivalents at end of period	$252	$974
Supplemental disclosures:
Interest paid, net of capitalized interest	$(158)	$(169)
Income tax refunds, net	$9	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks, primarily in large urban and suburban markets. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at March 31, 2019, we operated 65 hospitals, 23 surgical hospitals and approximately 470 outpatient centers throughout the United States. In addition, our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016-02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016-02, we recorded $822 million of right-of-use assets, net of deferred rent, associated with operating leases in investments and other assets in our condensed consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our condensed consolidated balance sheet and $715 million of long-term liabilities associated with operating leases in other long-term liabilities in our condensed consolidated balance sheet. We also recognized $1 million of cumulative effect adjustment that decreased accumulated deficit at January 1, 2019.

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In preparing our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; changes in Medicare and Medicaid regulations; Medicaid and other supplemental funding levels set by the states in which we operate; the timing of approval by the Centers for Medicare and Medicaid Services of Medicaid provider fee revenue programs; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $252 million and $411 million at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, our book overdrafts were $246 million and $288 million, respectively, which were classified as accounts payable.

At March 31, 2019 and December 31, 2018, $174 million and $177 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $13 million and $8 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at March 31, 2019 and December 31, 2018, we had $84 million and $135 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $60 million and $114 million, respectively, were included in accounts payable.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2019:
Capitalized software costs	$1,607	$(847)	$760
Trade names	102	—	102
Contracts	870	(82)	788
Other	106	(81)	25
Total	$2,685	$(1,010)	$1,675

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2018:
Capitalized software costs	$1,667	$(858)	$809
Trade names	102	—	102
Contracts	871	(76)	795
Other	104	(79)	25
Total	$2,744	$(1,013)	$1,731

Estimated future amortization of intangibles with finite useful lives at March 31, 2019 is as follows:

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Amortization of intangible assets	$998	$103	$129	$115	$98	$89	$464

We recognized amortization expense of $45 million and $41 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, respectively.

Investments in Unconsolidated Affiliates

We control 226 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 334 at March 31, 2019), as well as additional companies in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2019	2018
Net operating revenues	$568	$574
Net income	$150	$116
Net income available to the investees	$106	$71

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	March 31, 2019	December 31, 2018
Continuing operations:
Patient accounts receivable	$2,577	$2,427
Estimated future recoveries	151	148
Net cost reports and settlements payable and valuation allowances	18	18
	2,746	2,593
Discontinued operations	(2)	2
Accounts receivable, net	$2,744	$2,595

Accounts that are pursued for collection through Conifer’s business offices are maintained on our hospitals’ books and reflected in patient accounts receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts.

We also provide charity care to patients who are unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Estimated costs for:
Uninsured patients	$158	$146
Charity care patients	34	35
Total	$192	$181
Medicaid DSH and other supplemental revenues	$199	$220

We had $284 million and $277 million of receivables recorded in other current assets and investments and other assets, respectively, and $63 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at March 31, 2019 related to California’s provider fee program. We had $278 million and $231 million of receivables recorded in other current assets and investments and other assets, respectively, and $100 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018 related to California’s provider fee program.

NOTE 3. CONTRACT BALANCES

Hospital Operations and Other Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2019. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

December 31, 2018	$169
March 31, 2019	166
Increase/(decrease)	$(3)

January 1, 2018	$171
March 31, 2018	158
Increase/(decrease)	$(13)

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2018	$42	$11	$61	$20
March 31, 2019	90	11	64	20
Increase/(decrease)	$48	$—	$3	$—

January 1, 2018	$89	$10	$80	$21
March 31, 2018	99	10	78	29
Increase/(decrease)	$10	$—	$(2)	$8

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

The amount of revenue Conifer recognized in the three months ended March 31, 2019 and 2018 that was included in the opening current deferred revenue liability was $49 million and $60 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset that we otherwise would have recognized is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset that we otherwise would have recognized is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the three months ended March 31, 2019 and 2018, we recognized amortization expense of $1 million and $3 million, respectively. At both March 31, 2019 and December 31, 2018, the unamortized customer contract costs were $28 million, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

There were no assets or liabilities classified as held for sale at March 31, 2019. In the three months ended December 31, 2017, three of our hospitals in the Chicago-area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $107 million as “assets held for sale” in current assets and the related liabilities of $43 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018. These assets and liabilities, which were in our Hospital Operations and other segment until their divestiture on January 28, 2019, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $17 million in the three months ended March 31, 2018 for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

The following table provides information on significant components of our business that have been disposed of since January 1, 2018:

	Three Months Ended March 31,
	2019	2018
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago-area (includes a $7 million loss on sale in the 2019 period and $17 million of impairment charges in the 2018 period)	$(12)	$(16)
Philadelphia (includes a $2 million loss on sale in the 2018 period)	1	(9)
MacNeal (includes a $98 million gain on sale in the 2018 period)	1	101
Aspen	—	3
Total	$(10)	$79

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $19 million, consisting of $1 million of impairment charges, $16 million of restructuring charges and $2 million of acquisition-related costs. Restructuring charges consisted of $7 million of employee severance costs, $1 million of contract and lease termination fees, and $8 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs.

During the three months ended March 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $47 million, consisting of $19 million of impairment charges, $25 million of restructuring charges and $3 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities and $2 million of other impairment charges. Restructuring charges consisted of $17 million of employee severance costs, $1 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $1 million of acquisition integration charges. Our impairment charges for the three months ended March 31, 2018 were primarily related to our Hospital Operations and other segment.

Our impairment tests presume stable, improving or, in some cases, declining operating results in our facilities, which are based on programs and initiatives being implemented that are designed to achieve each facility’s most recent projections. If these projections are not met, or if in the future negative trends occur that impact our future outlook, impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material.

At March 31, 2019, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our consolidated statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

NOTE 6. LEASES

The following table presents the components of our right-of-use assets and liabilities related to leases and their classification in our Condensed Consolidated Balance Sheet at March 31, 2019:

Component of Lease Balances	Classification in Condensed Consolidated Balance Sheet	March 31, 2019
Assets:
Operating lease assets	Investments and other assets	$799
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	441
Total leased assets		$1,240

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$146
Long-term	Other long-term liabilities	714
Total operating lease liabilities		860
Finance lease liabilities:
Current	Current portion of long-term debt	141
Long-term	Long-term debt, net of current portion	224
Total finance lease liabilities		365
Total lease liabilities		$1,225

We determine if an arrangement is a lease at inception of the contract. Our right-of-use assets represent our right to use the underlying assets for the lease term and our lease liabilities represent our obligation to make lease payments arising from the leases. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. For our Hospital Operations and other and Conifer segments, we estimate our incremental borrowing rates for our portfolio of leases using documented rates included in our recent equipment finance leases or, if applicable, recent secured debt issuances that correspond to various lease terms. We also give consideration to information obtained from our bankers, our secured debt fair value and publicly available data for instruments with similar characteristics. For our Ambulatory Care segment, we estimate an incremental borrowing rate for each center by utilizing historical and projected financial data, estimating a hypothetical credit rating using publicly available market data and adjusting the market data to reflect the effects of collateralization.

Our operating leases are primarily for real estate, including off-campus outpatient facilities, medical office buildings, and corporate and other administrative offices, as well as medical and office equipment. Our finance leases are primarily for medical equipment and information technology and telecommunications assets. Our real estate lease agreements typically have initial terms of five to 10 years, and our equipment lease agreements typically have initial terms of three years. We do not record leases with an initial term of 12 months or less (“short-term leases”) in our consolidated balance sheets.

Our real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion. In general, we do not consider renewal options to be reasonably likely to be exercised, therefore renewal options are generally not recognized as part of our right-of-use assets and lease liabilities. Certain leases also include options to purchase the leased property. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The majority of our medical equipment leases have terms of three years with a bargain purchase option that is reasonably certain of exercise, so these assets are depreciated over their useful life, typically ranging from five to seven years. Similarly, some of our leases of information technology and telecommunications assets include a transfer of title and, therefore, have useful lives of 15 years.

Certain of our lease agreements for real estate include payments based on actual common area maintenance expenses and others include rental payments adjusted periodically for inflation. These variable lease payments are recognized in other operating expenses, net, but are not included in the right-of-use asset or liability balances. Our lease agreements do not contain any material residual value guarantees, restrictions or covenants.

We have elected the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset and are applying this expedient to all relevant asset classes. We have also elected the practical expedient package to not reassess at adoption (i) expired or existing contracts for whether they are or contain a lease, (ii) the lease classification of any existing leases or (iii) initial indirect costs for existing leases.

The following table presents the components of our lease expense and their classification in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2019:

	Classification on Condensed Consolidated	Three Months Ended
Component of Lease Expense	Statements of Operations	March 31, 2019
Operating lease expense	Other operating expenses, net	$50
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	18
Interest on lease liabilities	Interest expense	5
Total finance lease expense		23
Variable and short term-lease expense	Other operating expenses, net	34
Total lease expense		$107

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.7
Finance leases	6.1

Weighted-average discount rate
Operating leases	5.2%
Finance leases	5.5%

Cash flow and other information related to leases is included in the following table:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$47
Operating cash outflows from finance leases	$5
Financing cash outflows from finance leases	$36

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28
Finance leases	$36

Future maturities of lease liabilities at March 31, 2019 are presented in the following table:

	Operating Leases	Finance Leases	Total
2019	$144	$120	$264
2020	171	122	293
2021	152	64	216
2022	132	16	148
2023	110	13	123
Later years	339	123	462
Total lease payments	1,048	458	1,506
Less: Imputed interest	188	93	281
Total lease obligations	860	365	1,225
Less: Current obligations	146	141	287
Long-term lease obligations	$714	$224	$938

Future maturities of lease liabilities at December 31, 2018, prior to our adoption of ASU 2016-02, are presented in the following table:

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Capital lease obligations	$425	$140	$95	$57	$37	$21	$75
Long-term non-cancelable operating leases	$932	$171	$151	$133	$113	$92	$272

NOTE 7. LONG-TERM DEBT

The table below shows our long-term debt at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Senior unsecured notes:
5.500% due 2019	$—	$468
6.750% due 2020	—	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
4.625% due 2024	1,870	1,870
Senior secured second lien notes:
7.500% due 2022	—	750
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	—
Credit facility due 2020	190	—
Finance leases and mortgage notes	473	500
Unamortized issue costs and note discounts	(183)	(184)
Total long-term debt	14,972	14,826
Less current portion	158	182
Long-term debt, net of current portion	$14,814	$14,644

Senior Secured and Senior Unsecured Notes

On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments will commence on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our Credit Agreement, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, as well as the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $47 million in the three months ended March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At March 31, 2019, we had $190 million of cash borrowings outstanding under the Credit Agreement subject to an interest rate of 3.66%, and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $808 million was available for borrowing under the Credit Agreement at March 31, 2019.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2019, we had $93 million of standby letters of credit outstanding under the LC Facility.

NOTE 8. GUARANTEES

At March 31, 2019, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $135 million. We had a total liability of $114 million recorded for these guarantees included in other current liabilities at March 31, 2019.

At March 31, 2019, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $24 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2019.

NOTE 9. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted both options and restricted stock units to certain of our employees and directors pursuant to our 2008 Stock Incentive Plan, as amended. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At March 31, 2019, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 3.7 million shares of common stock were available under our 2008 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (approximately 2.6 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 include $11 million and $9 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	28.28
Exercised	(76,159)	4.56
Forfeited/Expired	(120,871)	19.25
Outstanding at March 31, 2019	2,296,426	$20.52	$19	6.6 years
Vested and expected to vest at March 31, 2019	2,296,426	$20.52	$19	6.6 years
Exercisable at March 31, 2019	684,628	$19.03	$7	3.3 years

There were 76,159 and 443,204 stock options exercised during the three months ended March 31, 2019 and 2018, respectively, in each case with an aggregate intrinsic value of approximately $1 million.

At March 31, 2019, there were $7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

On March 29, 2019, we granted an aggregate of 7,862 performance-based stock options under our 2008 Stock Incentive Plan to a new senior officer. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $36.05 (a 25% premium above the March 29, 2019 grant-date closing stock price of $28.84) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. On February 27, 2019, we granted an aggregate of 222,851 performance-based stock options under our 2008 Stock Incentive Plan to certain of our senior officers. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $35.33 (a 25% premium above the February 27, 2019 grant-date closing stock price of $28.26) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date.

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

The weighted average estimated fair value of stock options we granted in the three months ended March 31, 2019 and 2018 was $12.50 and $8.83 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	March 29, 2019	February 27, 2019	February 28, 2018
Expected volatility	48%	48%	46%
Expected dividend yield	0%	0%	0%
Expected life	6.2 years	6.2 years	6.2 years
Expected forfeiture rate	0%	0%	0%
Risk-free interest rate	2.26%	2.53%	2.72%

The expected volatility used for the 2019 and 2018 Monte Carlo simulations incorporates historical volatility based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the expected life of the options; it does not consider the implied volatility from open-market exchanged options due to the limited trading activity and the transient nature of factors impacting our stock price volatility. The historical share-price volatility for 2019 and 2018 excludes the movements in our stock price for the period from August 15, 2017 through November 30, 2017 due to impact that the announcement of the departure of certain board members and officers, as well as reports that we were exploring a potential sale of the company, had on our stock price during that time. The risk-free interest rates are based on zero-coupon United States Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$4.57 to $19.759	1,246,675	6.0 years	18.15	413,960	16.46
$19.76 to $35.430	1,049,751	7.4 years	23.33	270,668	22.94
	2,296,426	6.6 years	$20.52	684,628	$19.03

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,128,005	26.49
Vested	(477,293)	23.94
Forfeited	(298,680)	25.02
Unvested at March 31, 2019	2,236,162	$32.09

In the three months ended March 31, 2019, we granted 1,128,005 restricted stock units, of which 243,506 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over a 27 month period from the grant date, and 318,327 will vest and be settled on the third anniversary of the grant date.

At March 31, 2019, there were $40 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.1 years.

Employee Retirement Plans

In the three months ended March 31, 2019 and 2018, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million and approximately $1 million, respectively, in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $5 million and $4 million, respectively, in other non-operating expense, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 10. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the three months ended March 31, 2019 and 2018 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,236)	$(2,414)	$806	$687
Net income (loss)	—	—	—	—	(19)	—	37	18
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,254)	$(2,414)	$808	$674

Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,390)	$(2,419)	$686	$539
Net income	—	—	—	—	99	—	31	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	8	—	—	—	8
Accretion of redeemable noncontrolling interests	—	—	(37)	—	—	—	—	(37)
Purchases (sales) of businesses and noncontrolling interests	—	—	(4)	—	—	—	(2)	(6)
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,017	—	15	—	—	1	—	16
Balances at March 31, 2018	101,989	$7	$4,833	$(239)	$(2,248)	$(2,418)	$681	$616

Our noncontrolling interests balances at March 31, 2019 and December 31, 2018 were comprised of $114 million and $112 million, respectively, from our Hospital Operations and other segment, and $694 million and $694 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the three months ended March 31, 2019 and 2018 in the table above were comprised of $2 million for both periods from our Hospital Operations and other segment, and $35 million and $29 million, respectively, from our Ambulatory Care segment.

NOTE 11. NET OPERATING REVENUES

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

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended March 31,
	2019	2018
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$758	$782
Medicaid	314	321
Managed care	2,354	2,368
Uninsured	1	37
Indemnity and other	155	135
Total	3,582	3,643
Physician practices revenues	270	280
Health plans	—	6
Revenue from other sources	10	18
Hospital Operations and other total prior to inter-segment eliminations	3,862	3,947
Ambulatory Care	480	498
Conifer	349	404
Inter-segment eliminations	(146)	(150)
Net operating revenues	$4,545	$4,699

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the three months ended March 31, 2019 and 2018 by $10 million and $5 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2019	2018
Net patient service revenues	$451	$469
Management fees	23	23
Revenue from other sources	6	6
Net operating revenues	$480	$498

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended March 31,
	2019	2018
Revenue cycle services – Tenet	$142	$144
Revenue cycle services – other customers	180	232
Other services – Tenet	4	6
Other services – other customers	23	22
Net operating revenues	$349	$404

Other services represent 8% of Conifer’s revenue and include value-based care services, consulting services and other client-defined projects.

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

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Performance obligations	$7,748	$448	$597	$595	$595	$595	$4,918

NOTE 12. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis.

For the policy period April 1, 2018 through March 31, 2019, we had coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applied. Deductibles were 5% of insured values up to a maximum of $25 million for California earthquakes, floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, had a minimum deductible of $1 million.

For the policy period April 1, 2019 through March 31, 2020, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At March 31, 2019 and December 31, 2018, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $914 million and $882 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 2.31% at March 31, 2019 and 2.59% at December 31, 2018.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $121 million and $83 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 13. CLAIMS AND LAWSUITS

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

We are also subject to a non-prosecution agreement (“NPA”), as described in our Annual Report. If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. On January 30, 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. On February 28, 2019, the plaintiffs filed an appeal of the court’s ruling that dismissal was appropriate because the plaintiffs failed to adequately plead that a pre-suit demand on the Company’s board of directors, a precondition to their action, should be excused as futile. The defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems alleged those hospital systems, including our Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit sought unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. On January 23, 2019, the district court issued an opinion denying the plaintiffs’ motion for class certification. The plaintiffs’ subsequent appeal of the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit was denied on

March 26, 2019. On April 9, 2019, the plaintiffs filed a petition seeking the appellate court’s further review of the district court’s ruling. If necessary, we will continue to vigorously defend ourselves against the plaintiffs’ allegations.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the three months ended March 31, 2019 and 2018. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period

Three Months Ended March 31, 2019	$8	$13	$(8)	$13
Three Months Ended March 31, 2018	$12	$6	$(7)	$11

For the three months ended March 31, 2019 and 2018, we recorded costs of $13 million and $6 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Balances at beginning of period	$1,420	$1,866
Net income	47	61
Distributions paid to noncontrolling interests	(37)	(30)
Accretion of redeemable noncontrolling interests	5	37
Purchases and sales of businesses and noncontrolling interests, net	4	8
Balances at end of period	$1,439	$1,942

The following tables show the composition by segment of our redeemable noncontrolling interests balances at March 31, 2019 and December 31, 2018, as well as our net income available to redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018:

	March 31, 2019	December 31, 2018
Hospital Operations and other	$420	$431
Ambulatory Care	723	713
Conifer	296	276
Redeemable noncontrolling interests	$1,439	$1,420

	Three Months Ended March 31,
	2019	2018
Hospital Operations and other	$(6)	$6
Ambulatory Care	33	35
Conifer	20	20
Net income available to redeemable noncontrolling interests	$47	$61

NOTE 15. INCOME TAXES

During the three months ended March 31, 2019, we recorded income tax expense of $17 million in continuing operations on pre-tax income of $74 million compared to income tax expense of $70 million on pre-tax income of $260 million during the three months ended March 31, 2018. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to non-controlling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2019	2018
Tax expense at statutory federal rate of 21%	$16	$55
State income taxes, net of federal income tax benefit	3	10
Tax attributable to noncontrolling interests	(17)	(18)
Nondeductible goodwill	—	5
Nontaxable gains	(1)	—
Stock-based compensation	(1)	4
Change in valuation allowance-interest expense limitation	24	12
Other items	(7)	2
Income tax expense	$17	$70

During the three months ended March 31, 2019, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at March 31, 2019 was $45 million, of which $43 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at March 31, 2019 were $3 million, all of which related to continuing operations.

At March 31, 2019, approximately $10 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three months ended March 31, 2019 and 2018. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(27)	102,788	$(0.26)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(27)	102,788	$(0.26)

Three Months Ended March 31, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$98	101,392	$0.97
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,264	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$98	102,656	$0.95

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 because we did not report income from continuing operations available to common shareholders in that period. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three months ended March 31, 2019, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,753.

NOTE 17. FAIR VALUE MEASUREMENTS

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

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$39	$—	$39	$—
Long-lived assets held and used	130	—	130	—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2019 and December 31, 2018, the estimated fair value of our long-term debt was approximately 103.0% and 97.3%, respectively, of the carrying value of the debt.

NOTE 18. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Current assets	$2	$2
Property and equipment	5	3
Other intangible assets	1	1
Goodwill	3	20
Other long-term assets, including previously held equity method investments	(1)	1
Current liabilities	—	(1)
Long-term liabilities	(1)	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(1)	(9)
Noncontrolling interests	(1)	—
Cash paid, net of cash acquired	(2)	(16)
Gains on consolidations	$5	$—

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $3 million from acquisitions completed during the three months ended March 31, 2019 was recorded in our Ambulatory Care segment. Approximately $2 million in transaction costs related to prospective and closed acquisitions were expensed during both of the three month periods ended March 31, 2019 and 2018, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2019 and 2018 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

During the three months ended March 31, 2019, we recognized gains totaling $5 million associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 19. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. At March 31, 2019, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At March 31, 2019, USPI had interests in 252 ambulatory surgery centers, 36 urgent care centers operated under the CareSpot brand, 23 imaging centers and 23 surgical hospitals in 27 states. At March 31, 2019, we owned 95.0% of USPI.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At March 31, 2019, Conifer provided services to approximately 730 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At March 31, 2019, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2019	December 31, 2018
Assets:
Hospital Operations and other	$16,070	$15,684
Ambulatory Care	6,014	5,711
Conifer	1,074	1,014
Total	$23,158	$22,409

	Three Months Ended March 31,
	2019	2018
Capital expenditures:
Hospital Operations and other	$170	$120
Ambulatory Care	20	15
Conifer	2	8
Total	$192	$143

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,862	$3,947
Ambulatory Care	480	498
Conifer
Tenet	146	150
Other customers	203	254
Total Conifer revenues	349	404
Inter-segment eliminations	(146)	(150)
Total	$4,545	$4,699

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$3	$(2)
Ambulatory Care	31	27
Total	$34	$25

Adjusted EBITDA(2):
Hospital Operations and other(2)	$337	$402
Ambulatory Care	177	165
Conifer	99	98
Total	$613	$665

Depreciation and amortization:
Hospital Operations and other	$179	$175
Ambulatory Care	18	17
Conifer	11	12
Total	$208	$204

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA(2)	$613	$665
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	(1)
Depreciation and amortization	(208)	(204)
Impairment and restructuring charges, and acquisition-related costs	(19)	(47)
Litigation and investigation costs	(13)	(6)
Interest expense	(251)	(255)
Loss from early extinguishment of debt	(47)	(1)
Other non-operating income (expense), net	1	(1)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	110
Income from continuing operations, before income taxes	$74	$260

(1)
Hospital Operations and other revenues includes health plan revenues of less than $1 million for the three months ended March 31, 2019 and $6 million for the three months ended March 31, 2018, respectively.

(2)	Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $(1) million for both the three months ended March 31, 2019 and 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At March 31, 2019, USPI had interests in 252 ambulatory surgery centers, 36 urgent care centers, 23 imaging centers and 23 surgical hospitals in 27 states. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we owned 76.2% as of March 31, 2019, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of (i) our same 65 hospitals operated throughout the three months ended March 31, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, (v) three Chicago-area hospitals, which we divested effective January 28, 2019, and (vi) Aspen's nine facilities, which we divested August 17, 2018. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, enhancing patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $7 million in the three months ended March 31, 2019, and we expect to incur additional such restructuring charges in the remainder of 2019.

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

Conifer serves approximately 730 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses.

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

Reducing Our Leverage—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2020 through 2031. Although we believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time, it is nonetheless our long-term objective to lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower rate secured debt to refinance portions of our higher rate unsecured debt.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to a number of risks and uncertainties that may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 65 hospitals operated throughout the three months ended March 31, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, and (v) three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. The results of our former Aspen facilities, which we divested on August 17, 2018, are also included. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Statistics	2019	2018	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	69	(4)	(1)
Total admissions	174,726	182,306	(4.2)%
Adjusted patient admissions(2)	308,133	320,868	(4.0)%
Paying admissions (excludes charity and uninsured)	164,793	172,490	(4.5)%
Charity and uninsured admissions	9,933	9,816	1.2%
Emergency department visits	657,449	697,001	(5.7)%
Total surgeries	103,013	110,231	(6.5)%
Patient days — total	822,079	858,648	(4.3)%
Adjusted patient days(2)	1,420,170	1,486,139	(4.4)%
Average length of stay (days)	4.70	4.71	(0.2)%
Average licensed beds	17,455	18,685	(6.6)%
Utilization of licensed beds(3)	52.3%	51.1%	1.2%	(1)
Total visits	1,714,392	1,842,539	(7.0)%
Paying visits (excludes charity and uninsured)	1,603,712	1,725,976	(7.1)%
Charity and uninsured visits	110,680	116,563	(5.0)%
Ambulatory Care
Total consolidated facilities (at end of period)	226	230	(4)	(1)
Total cases	496,988	495,301	0.3%

(1)	The change is the difference between the 2019 and 2018 amounts shown.
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

Total admissions decreased by 7,580, or 4.2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, and total surgeries decreased by 7,218, or 6.5%, in the 2019 period compared to the 2018 period. Our emergency department visits decreased 5.7% in the three months ended March 31, 2019 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 were negatively affected by the sale of two Philadelphia-area hospitals and affiliated operations effective January 11, 2018, the sale of MacNeal Hospital and affiliated operations effective March 1, 2018, the sale of Des Peres Hospital and affiliated operations effective May 1, 2018, and the sale of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases increased 0.3% in the three months ended March 31, 2019 compared to the 2018 period. Our Ambulatory care volumes were negatively affected by the sale of Aspen effective August 17, 2018.

	Continuing Operations Three Months Ended March 31,
Revenues	2019	2018	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,862	$3,947	(2.2)%
Ambulatory Care	480	498	(3.6)%
Conifer	349	404	(13.6)%
Inter-segment eliminations	(146)	(150)	(2.7)%
Total	$4,545	$4,699	(3.3)%

Net operating revenues decreased by $154 million, or 3.3%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the sale and closure of facilities described above. For our Hospital Operations and other segment, the impact of lower volumes on net operating revenues was partially mitigated by improved managed care pricing.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.6 days at March 31, 2019 and 56.5 days at December 31, 2018, compared to our target of less than 55 days. This calculation includes our Hospital Operations and other contract assets, and excludes (i) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (ii) MacNeal Hospital, which we divested effective March 1, 2018, (iii) Des Peres Hospital, which we divested effective May 1, 2018, (iv) three Chicago-area hospitals, which we divested effective January 28, 2019, and (v) our California provider fee revenues.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,815	$1,840	(1.4)%
Supplies	641	666	(3.8)%
Other operating expenses	928	889	4.4%
Total	$3,384	$3,395	(0.3)%
Ambulatory Care
Salaries, wages and benefits	$153	$162	(5.6)%
Supplies	99	106	(6.6)%
Other operating expenses	82	92	(10.9)%
Total	$334	$360	(7.2)%
Conifer
Salaries, wages and benefits	$185	$225	(17.8)%
Supplies	1	2	(50.0)%
Other operating expenses	64	79	(19.0)%
Total	$250	$306	(18.3)%
Total
Salaries, wages and benefits	$2,153	$2,227	(3.3)%
Supplies	741	774	(4.3)%
Other operating expenses	1,074	1,060	1.3%
Total	$3,968	$4,061	(2.3)%
Rent/lease expense(1)
Hospital Operations and other	$59	$59	—%
Ambulatory Care	20	20	—%
Conifer	3	4	(25.0)%
Total	$82	$83	(1.2)%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses per Adjusted Patient Admission	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,888	$5,727	2.8%
Supplies per adjusted patient admission(1)	2,078	2,079	—%
Other operating expenses per adjusted patient admission(1)	3,013	2,755	9.4%
Total per adjusted patient admission	$10,979	$10,561	4.0%

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

Salaries, wages and benefits per adjusted patient admission increased 2.8% in the three months ended March 31, 2019 compared to the same period in 2018. This change is primarily due to the effect of lower volumes on operating leverage due to certain fixed staffing costs and annual merit increases for certain of our employees, partially offset by decreased health benefits costs and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Supplies expense per adjusted patient admission remained substantially the same in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Supplies expense was impacted unfavorably by growth in our higher acuity supply-intensive surgical services offset by the favorable impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 9.4% in the three months ended March 31, 2019 compared to the prior-year period. This increase is primarily due to higher medical fees per adjusted patient admission, the effect of lower volumes on operating leverage due to certain fixed costs, and increased malpractice expense for our Hospital Operations and other segment, which was $38 million higher in the 2019 period compared to the 2018 period. The 2019 period included an unfavorable adjustment of approximately $7 million from a 28 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $10 million from a 35 basis point increase in the interest rate in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $252 million at March 31, 2019 compared to $411 million at December 31, 2018.

Significant cash flow items in the three months ended March 31, 2019 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $193 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $32 million;

•	Capital expenditures of $192 million;

•	Proceeds from the sales of facilities and other assets in continuing operations of $41 million;

•	Interest payments of $158 million;

•	$1.5 billion of proceeds from the issuance of $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes due 2027;

•	$310 million of payments to purchase $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020;

•	$778 million of payments to purchase $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022;

•	$468 million to repay $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due 2019 upon maturity; and

•	$74 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $10 million in the three months ended March 31, 2019 compared to $113 million in the three months ended March 31, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	Decreased net cash of $25 million related to the California provider fee program due to the timing of payments from the state; and

•	The timing of other working capital items.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report and in this report. Should one or more of the risks and uncertainties described in our Annual Report or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

SOURCES OF REVENUE FOR OUR HOSPITAL OPERATIONS AND OTHER SEGMENT

We earn revenues for patient services from a variety of sources, primarily managed care payers and the federal Medicare program, as well as state Medicaid programs, indemnity-based health insurance companies and uninsured patients (that is, patients who do not have health insurance and are not covered by some other form of third-party arrangement).

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended March 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2019	2018	Increase (Decrease)(1)
Medicare	21.2%	21.5%	(0.3)%
Medicaid	8.8%	8.8%	—%
Managed care(2)	65.7%	65.0%	0.7%
Uninsured	—%	1.0%	(1.0)%
Indemnity and other	4.3%	3.7%	0.6%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2019	2018	Increase (Decrease)(1)
Medicare	26.1%	26.9%	(0.8)%
Medicaid	6.0%	6.2%	(0.2)%
Managed care(2)	59.7%	59.1%	0.6%
Charity and uninsured	5.7%	5.4%	0.3%
Indemnity and other	2.5%	2.4%	0.1%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services, an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 58 million individuals rely on healthcare benefits through Medicare, and approximately 73 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by the Centers for Medicare and Medicaid Services (“CMS”). Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as certain younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of ten years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended March 31,
Revenue Descriptions	2019	2018
Medicare severity-adjusted diagnosis-related group — operating	$404	$424
Medicare severity-adjusted diagnosis-related group — capital	36	38
Outliers	23	27
Outpatient	190	194
Disproportionate share	59	58
Other(1)	46	41
Total Medicare net patient service revenues	$758	$782

(1)
The other revenue category includes Medicare Direct Graduate Medical Education and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospitals (one of which we divested in 2018) under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted approximately 19.0% and 19.2% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the three months ended March 31, 2019 and 2018, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2019 and 2018, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $199 million and $220 million, respectively. The 2019 period included $64 million related the Michigan provider fee program, $65 million from the California provider fee program, $41 million related to Medicaid DSH programs in multiple states, $26 million related to the Texas 1115 waiver program, and $3 million from a number of other state and local programs.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2019 and 2018 are set forth in the following table. These revenues are presented net of provider assessments, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Three Months Ended March 31,
Hospital Location	2019	2018
Alabama	$24	$23
Arizona	34	43
California	226	219
Florida	52	61
Georgia	—	(1)
Illinois	5	31
Massachusetts	22	24
Michigan	187	183
Pennsylvania	—	9
South Carolina	14	13
Tennessee	8	10
Texas	108	84
	$680	$699

Medicaid and Managed Medicaid revenues comprised 46% and 54%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment for both the three months ended March 31, 2019 and 2018.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Proposed Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. In April 2019, CMS issued Proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2020 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following proposed payment and policy changes:

•
A market basket increase of 3.2% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record (“EHR”) technology (hospitals that do not report specified quality measure data and/or are not meaningful users of EHR technology will receive a reduced market basket increase); CMS is also proposing certain adjustments to the 3.2% market basket increase that result in a net operating payment update of 3.2% (before budget neutrality adjustments), including:

•	A multifactor productivity reduction required by the ACA of 0.5%; and

•	A 0.5% increase required under the Medicare Access and CHIP Reauthorization Act of 2015;

•
Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments; in addition to adjusting the UC-DSH amounts, CMS is proposing to base the distribution of the UC-DSH amounts on uncompensated care costs reported by hospitals in the 2015 cost reports, which reflects changes to the calculation of a hospital’s share of the UC-DSH amounts by: (1) removing low income days; and (2) using a single year of uncompensated care cost in lieu of the three-year averaging methodology used in recent years;

•	A 0.96% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $25,769 to $26,994; and

•	Changes in the calculation of the wage index to address disparities between hospitals in high and low wage index areas that include:

•	Increasing the wage index for hospitals with a wage index below the 25th percentile, and decreasing the wage index for hospitals with a wage index above the 75th percentile; and

•	A refinement to the calculation of the “rural floor” wage index.

According to CMS, the combined impact of the payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 3.4% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in large urban areas (populations over one million), and an average 3.6% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2020. We estimate that all of the payment and policy changes affecting operating MS-DRG payments, including those affecting Medicare DSH amounts, will result in an estimated 1.1% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $22 million. The Proposed IPPS Rule is subject to a 60-day comment period, and the final FFY 2020 IPPS payment and policy changes must be issued 60 days prior to the effective date. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative or legal actions, admission volumes, length of stay and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

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

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately-payable drugs at discounted rates from drug manufacturers. In the CY 2018 OPPS Final Rule, CMS reduced the payment for separately payable drugs purchased under the 340B program from average sale price (“ASP”) plus 6% to ASP minus 22.5%, and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS. During the three months ended December 31, 2018, the U.S. District Court for the District of Columbia held that the adoption of the 340B payment adjustment in the CY 2018 OPPS Final Rule exceeded CMS’ statutory authority. Because of the complexity involved in determining equitable relief for the plaintiffs, the court requested the parties to submit briefs on the appropriate remedy. Although HHS has asked the U.S. Circuit Court of Appeals for the District of Columbia Circuit to review the lower court's decision, the government filed a motion in March 2019, asking the appellate court to hold the appeal in abeyance pending the district court’s entry of final judgment with regard to the remedy for hospitals. The district court’s remedy and/or an unfavorable outcome of any appeal could have an adverse effect on the Company’s net revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2019 and 2018 was $2.354 billion and $2.368 billion, respectively. Our top ten managed care payers generated 62% of our managed care net patient service revenues for the three months ended March 31, 2019. National payers generated 43% of our managed care net patient service revenues for the three months ended March 31, 2019. The remainder comes from regional or local payers. At March 31, 2019 and December 31, 2018, 62% and 61%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2019, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the three months ended March 31, 2019, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 98% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

Indemnity

An indemnity-based agreement generally requires the insurer to reimburse an insured patient for healthcare expenses after those expenses have been incurred by the patient, subject to policy conditions and exclusions. Unlike an HMO member, a patient with indemnity insurance is free to control his or her utilization of healthcare and selection of healthcare providers.

UNINSURED PATIENTS

Uninsured patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, do not have some form of private insurance and, therefore, are responsible for their own medical bills. A significant number of our uninsured patients are admitted through our hospitals’ emergency departments and often require high-acuity treatment that is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts.

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both March 31, 2019 and December 31, 2018, approximately 6% of our net accounts receivable for our Hospital Operations and other segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

We also provide charity care to patients who are financially unable to pay for the healthcare services they receive. Most patients who qualify for charity care are charged a per-diem amount for services received, subject to a cap. Except for the per-diem amounts, our policy is not to pursue collection of amounts determined to qualify as charity care; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care, as well as reduced Medicaid funding levels. Generally, our method of measuring the estimated costs uses adjusted uninsured/charity patient days multiplied by selected operating expenses (which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) per adjusted patient day. The adjusted uninsured/charity patient days represents actual uninsured/charity patient days adjusted to include uninsured/charity outpatient services by multiplying actual uninsured/charity patient days by the sum of gross uninsured/charity inpatient revenues and gross uninsured/charity outpatient revenues and dividing the results by gross uninsured/charity inpatient revenues. The following table shows our estimated costs (based on selected operating expenses) of caring for uninsured patients and charity care patients, as well as revenues attributable to Medicaid DSH and other supplemental revenues we recognized, in the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Estimated costs for:
Uninsured patients	$158	$146
Charity care patients	34	35
Total	$192	$181
Medicaid DSH and other supplemental revenues	$199	$220

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net operating revenues:
Hospital Operations and other	$3,862	$3,947
Ambulatory Care	480	498
Conifer	349	404
Inter-segment eliminations	(146)	(150)
Net operating revenues	4,545	4,699
Equity in earnings of unconsolidated affiliates	34	25
Operating expenses:
Salaries, wages and benefits	2,153	2,227
Supplies	741	774
Other operating expenses, net	1,074	1,060
Electronic health record incentives	(1)	(1)
Depreciation and amortization	208	204
Impairment and restructuring charges, and acquisition-related costs	19	47
Litigation and investigation costs	13	6
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(110)
Operating income	$371	$517

	Three Months Ended March 31,
	2019	2018
Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.7%	0.5%
Operating expenses:
Salaries, wages and benefits	47.3%	47.3%
Supplies	16.3%	16.5%
Other operating expenses, net	23.6%	22.6%
Electronic health record incentives	—%	—%
Depreciation and amortization	4.6%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.4%	1.0%
Litigation and investigation costs	0.3%	0.1%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(2.3)%
Operating income	8.2%	11.0%

Total net operating revenues decreased by $154 million, or 3.3%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Hospital Operations and other net operating revenues decreased by $81 million, or 2.1%, for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the divestiture of hospitals since the 2018 period. Ambulatory Care net operating revenues decreased by $18 million, or 3.6%, for the three months ended March 31, 2019 compared to the prior-year period. The change in 2019 revenues was driven by a decrease of $49 million due to the sale of Aspen and a decrease of $15 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $21 million and an increase from acquisitions of $25 million. Conifer net operating revenues decreased by $55 million, or 13.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $51 million, or 20.1%, for the three months ended March 31, 2019 compared to the same period in 2018. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, partially offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Three Months Ended March 31,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,799	$1,747	3.0%
Supplies	637	631	1.0%
Other operating expenses	918	807	13.8%
Total	$3,354	$3,185	5.3%
Ambulatory Care
Salaries, wages and benefits	$153	$162	(5.6)%
Supplies	99	106	(6.6)%
Other operating expenses	82	92	(10.9)%
Total	$334	$360	(7.2)%
Conifer
Salaries, wages and benefits	$185	$225	(17.8)%
Supplies	1	2	(50.0)%
Other operating expenses	64	79	(19.0)%
Total	$250	$306	(18.3)%
Total
Salaries, wages and benefits	$2,137	$2,134	0.1%
Supplies	737	739	(0.3)%
Other operating expenses	1,064	978	8.8%
Total	$3,938	$3,851	2.3%
Rent/lease expense(1)
Hospital Operations and other	$59	$56	5.4%
Ambulatory Care	20	20	—%
Conifer	3	4	(25.0)%
Total	$82	$80	2.5%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•	Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices.

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

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2019	2018	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	173,470	173,684	(0.1)%
Adjusted patient admissions(2)	305,871	304,145	0.6%
Paying admissions (excludes charity and uninsured)	163,632	164,239	(0.4)%
Charity and uninsured admissions	9,838	9,445	4.2%
Admissions through emergency department	125,228	119,957	4.4%
Paying admissions as a percentage of total admissions	94.3%	94.6%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	5.7%	5.4%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	72.2%	69.1%	3.1%	(1)
Surgeries — inpatient	44,553	45,052	(1.1)%
Surgeries — outpatient	57,896	59,720	(3.1)%
Total surgeries	102,449	104,772	(2.2)%
Patient days — total	815,329	817,000	(0.2)%
Adjusted patient days(2)	1,408,053	1,405,568	0.2%
Average length of stay (days)	4.70	4.70	—%
Licensed beds (at end of period)	17,221	17,246	(0.1)%
Average licensed beds	17,221	17,246	(0.1)%
Utilization of licensed beds(3)	52.6%	52.6%	—%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2019	2018	Increase (Decrease)
Total visits	1,696,094	1,730,018	(2.0)%
Paying visits (excludes charity and uninsured)	1,586,627	1,619,950	(2.1)%
Charity and uninsured visits	109,467	110,068	(0.5)%
Emergency department visits	651,852	663,722	(1.8)%
Surgery visits	57,896	59,720	(3.1)%
Paying visits as a percentage of total visits	93.5%	93.6%	(0.1)%	(1)
Charity and uninsured visits as a percentage of total visits	6.5%	6.4%	0.1%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2019	2018	Increase (Decrease)
Total segment net operating revenues(1)	$3,691	$3,602	2.5%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$3,559	$3,494	1.9%
Net patient service revenue per adjusted patient admission(1)(2)	$11,636	$11,488	1.3%
Net patient service revenue per adjusted patient day(1)(2)	$2,528	$2,486	1.7%

(1)	Revenues are net of implicit price concessions.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Total Segment Selected Operating Expenses	2019	2018	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	48.7%	48.5%	0.2%	(1)
Supplies as a percentage of net operating revenues	17.3%	17.5%	(0.2)%	(1)
Other operating expenses as a percentage of net operating revenues	24.9%	22.4%	2.5%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

Revenues

Same-hospital net operating revenues increased $89 million, or 2.5%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to improved terms of our managed care contracts. Same-hospital admissions decreased 0.1% in the three months ended March 31, 2019 compared to the same period in 2018. Same-hospital outpatient visits decreased 2.0% in the three months ended March 31, 2019 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Medicare	$252	$229
Medicaid	76	74
Net cost report settlements receivable and valuation allowances	18	18
Managed care	1,584	1,467
Self-pay uninsured	47	47
Self-pay balance after insurance	103	94
Estimated future recoveries	151	148
Other payers	332	325
Total Hospital Operations and other	2,563	2,402
Ambulatory Care	183	191
Total discontinued operations	(2)	2
	$2,744	$2,595

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2019.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2019, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.9%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at March 31, 2019, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.2% at March 31, 2019.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.545 billion and $2.384 billion at March 31, 2019 and December 31, 2018, respectively, excluding cost report settlements receivable and valuation allowances of $18 million at both March 31, 2019 and December 31, 2018:

	March 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	60%	59%	30%	57%
61-120 days	5%	17%	16%	19%	15%
121-180 days	3%	10%	8%	11%	8%
Over 180 days	3%	13%	17%	40%	20%
Total	100%	100%	100%	100%	100%

	December 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	51%	60%	29%	56%
61-120 days	6%	24%	14%	18%	15%
121-180 days	2%	10%	8%	11%	8%
Over 180 days	3%	15%	18%	42%	21%
Total	100%	100%	100%	100%	100%

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

At March 31, 2019, we had a cumulative total of patient account assignments to Conifer of approximately $2.8 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2019 and December 31, 2018 by aging category for the hospitals currently in the program:

	March 31,	December 31,
	2019	2018
0-60 days	$73	$72
61-120 days	6	16
121-180 days	1	3
Over 180 days	5	5
Total	$85	$96

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 20 basis points to 48.7% in the three months ended March 31, 2019 compared to the same period in 2018. Same-hospital net operating revenues increased 2.5% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, and same-hospital salaries, wages and benefits increased by 3% in the three months ended March 31, 2019 compared to the 2018 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to annual merit increases for certain of our employees, partially offset by decreased health benefits costs and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Salaries, wages and benefits expense for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $6 million and $5 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased by 20 basis points to 17.3% in the three months ended March 31, 2019 compared to the same period in 2018. Supplies expense was impacted by the benefits of the group-purchasing strategies and supplies-management services we utilize to reduce costs, partially offset by increased costs from certain higher acuity supply-intensive surgical services.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased by 250 basis points to 24.9% in the three months ended March 31, 2019 compared to 22.4% in the same period in 2018. Same-hospital other operating expenses increased by $111 million, or 13.8%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The changes in other operating expenses included:

•	increased malpractice expense of $42 million; and

•	increased medical fees of $32 million.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $7 million from a 28 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2018 period, we recognized a favorable adjustment of approximately $10 million from a 35 basis point increase in the discounted present value of projected future malpractice liabilities.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (108 of 334 facilities at March 31, 2019), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 226 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended March 31,
Ambulatory Care Results of Operations	2019	2018	Increase (Decrease)
Net operating revenues	$480	$498	(3.6)%
Equity in earnings of unconsolidated affiliates	$31	$27	14.8%
Salaries, wages and benefits	$153	$162	(5.6)%
Supplies	$99	$106	(6.6)%
Other operating expenses, net	$82	$92	(10.9)%

Our Ambulatory Care net operating revenues decreased by $18 million, or 3.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change in 2019 revenues was driven by a decrease of $49 million due to the sale of Aspen and a decrease of $15 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $21 million and an increase from acquisitions of $25 million.

Salaries, wages and benefits expense decreased by $9 million, or 5.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change was driven by a decrease of $18 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility, partially offset by an increase in same-facility salaries, wages and benefits expense of $7 million and an increase from acquisitions of $6 million.

Supplies expense decreased by $7 million, or 6.6%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change was driven by a decrease of $11 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility, partially offset by an increase in same-facility supplies expense of $3 million and an increase from acquisitions of $5 million.

Other operating expenses decreased by $10 million, or 10.9%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The change was driven by a decrease of $13 million due to the sale of Aspen and a decrease of $3 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $2 million and an increase from acquisitions of $4 million.

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

Ambulatory Care Facility Growth	Three Months Ended March 31, 2019
Net revenues	4.2%
Cases	0.9%
Net revenue per case	3.3%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of March 31, 2019, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Three Months Ended March 31, 2019
Facilities:
With a healthcare system partner	205
Without a healthcare system partner	129
Total facilities operated	334
Change from December 31, 2018
Acquisitions	—
De novo	—
Dispositions/Mergers	(3)
Total decrease in number of facilities operated	(3)

During the three months ended March 31, 2019, we acquired controlling interests in two facilities in which we already had an equity method investment. These multi-specialty surgery centers are located in California. We paid immaterial cash proceeds for the additional ownership interests. Both facilities are jointly owned with local physicians and healthcare system partner.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2019, we invested approximately $6 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $349 million and $404 million during the three months ended March 31, 2019 and 2018, respectively, a portion of which was eliminated in consolidation as described in Note 19 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $51 million, or 20.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals in the 2019 period compared to the 2018 period, as well as a $10 million contract termination payment in the 2018 period.

Salaries, wages and benefits expense for Conifer decreased $40 million, or 17.8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $15 million, or 19.0%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to the impact of our enterprise-wide cost reduction initiatives.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $19 million, consisting of $1 million of impairment charges, $16 million of restructuring charges and $2 million of acquisition-related costs. Restructuring charges consisted of $7 million of employee severance costs, $1 million of contract and lease termination fees, and $8 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs. Our impairment charges and acquisition-related costs for the three months ended March 31, 2019 were comprised of $10 million from our Hospital Operations and other segment, $3 million from our Ambulatory Care segment and $6 million from our Conifer segment.

During the three months ended March 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $47 million, consisting of $19 million of impairment charges, $25 million of restructuring charges and $3 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities and $2 million of other impairment charges. Restructuring charges consisted of $17 million of employee severance costs, $1 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs and $1 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the three months ended March 31, 2018 were comprised of $41 million from our Hospital Operations and other segment, $1 million from our Ambulatory Care segment and $5 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2019 and 2018 were $13 million and $6 million, respectively.

Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily comprised of a $7 million loss on the sale of our Chicago-area facilities, partially offset by $5 million of gains related to consolidation changes of certain USPI businesses due to ownership changes, as well as post-closing adjustments on several other recent divestitures.

During the three months ended March 31, 2018, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $110 million, primarily comprised of a $98 million gain from the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, and a gain of $13 million from the sales of our minority interests in four North Texas hospitals.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $251 million compared to $255 million for the same period in 2018.

Income Tax Expense

During the three months ended March 31, 2019, we recorded income tax expense of $17 million in continuing operations on pre-tax income of $74 million compared to income tax expense of $70 million on pre-tax income of $260 million during the three months ended March 31, 2018. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2019	2018
Tax expense at statutory federal rate of 21%	$16	$55
State income taxes, net of federal income tax benefit	3	10
Tax attributable to noncontrolling interests	(17)	(18)
Nondeductible goodwill	—	5
Nontaxable gains	(1)	—
Stock-based compensation	(1)	4
Change in valuation allowance-interest expense limitation	24	12
Other items	(7)	2
Income tax expense	$17	$70

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $84 million for the three months ended March 31, 2019 compared to $92 million for the three months ended March 31, 2018. Net income available (loss attributable) to noncontrolling interests in the 2019 period was comprised of $(4) million related to our Hospital Operations and other segment, $68 million related to our Ambulatory Care segment and $20 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $3 million was related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,

	2019	2018
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(19)	$99
Less: Net income available to noncontrolling interests	(84)	(92)
Income from discontinued operations, net of tax	8	1
Income from continuing operations	57	190
Income tax expense	(17)	(70)
Loss from early extinguishment of debt	(47)	(1)
Other non-operating income (expense), net	1	(1)
Interest expense	(251)	(255)
Operating income	371	517
Litigation and investigation costs	(13)	(6)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	110
Impairment and restructuring charges, and acquisition-related costs	(19)	(47)
Depreciation and amortization	(208)	(204)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	(1)
Adjusted EBITDA	$613	$665

Net operating revenues	$4,545	$4,699
Less: Net operating revenues from health plans	—	6
Adjusted net operating revenues	$4,545	$4,693

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(0.4)%	2.1%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	13.5%	14.2%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for the long-term debt transactions discussed in Note 7 to our accompanying Condensed Consolidated Financial Statements.

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

At March 31, 2019, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.87x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $192 million and $143 million in the three months ended March 31, 2019 and 2018, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2019 will total approximately $650 million to $700 million, including $135 million that was accrued as a liability at December 31, 2018.

Interest payments, net of capitalized interest, were $158 million and $169 million in the three months ended March 31, 2019 and 2018, respectively.

Income tax refunds, net of tax payments, were approximately $9 million in the three months ended March 31, 2019 compared to $1 million in the three months ended March 31, 2018.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2019 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $252 million of cash and cash equivalents on hand at March 31, 2019 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $808 million based on our borrowing base calculation at March 31, 2019.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $10 million in the three months ended March 31, 2019 compared to $113 million in the three months ended March 31, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	Decreased net cash of $25 million related to the California provider fee program due to the timing of payments from the state; and

•	The timing of other working capital items.

Net cash used in investing activities was $139 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $373 million for the three months ended March 31, 2018. The primary reason for the decrease was proceeds from sales of facilities and other assets of $41 million in the 2019 period when we completed the sale of three hospitals and hospital-affiliated operations in the Chicago area compared to proceeds from sales of facilities and other assets of $425 million in the 2018 period when we completed the sale of hospitals, physician practices and related assets in the Philadelphia area and the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area. There was a decrease in proceeds from sales of marketable securities, long-term investments and other assets of $130 million in the 2019 period compared to the 2018 period primarily due to the sales of our minority interests in four North Texas hospitals in the 2018 period. Capital expenditures were $192 million and $143 million in the three months ended March 31, 2019 and 2018, respectively.

Net cash used in financing activities was $30 million and $123 million for the three months ended March 31, 2019 and 2018, respectively. The 2019 amount included the proceeds from the issuance of $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes due 2027, as well as the payments for our purchases of $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020, $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due 2019. The 2019 amount also included net borrowings under our credit facility of $190 million. The

2018 amount included our purchase of approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023 and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Secured and Senior Unsecured Note Refinancing Transactions. On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments will commence on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our Credit Agreement, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, as well as the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $47 million in the three months ended March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.
Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At March 31, 2019, we were in compliance with all covenants and conditions in our Credit Agreement. At March 31, 2019, we had $190 million of cash borrowings outstanding under the Credit Agreement subject to an interest rate of 3.66%, and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $808 million was available for borrowing under the Credit Agreement at March 31, 2019.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At March 31, 2019, we were in compliance with all covenants and conditions in our LC Facility. At March 31, 2019, we had $93 million of standby letters of credit outstanding under the LC Facility.

For additional information regarding our long-term debt and capital lease obligations, see Notes 6 and 7 to our accompanying Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k)
matching contributions and annual incentive compensation payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future could cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments in our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $132 million of standby letters of credit outstanding and guarantees at March 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at March 31, 2019. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$158	$2,428	$1,973	$2,824	$1,897	$5,685	$14,965	$15,411
Average effective interest rates	5.8%	6.1%	4.7%	8.6%	7.3%	5.8%	6.4%

Variable rate long-term debt	$—	$190	$—	$—	$—	$—	$190	$190
Average effective interest rates	—	3.7%	—	—	—	—	3.7%

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that additional controls were added for the recording and disclosure of right-of-use assets and liabilities related to operating leases.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 13 to our accompanying Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(10)	Material Contracts
(a) Amendment No. 1 to Employment Agreement, dated February 27, 2019 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 1, 2019)*

(b)
Fourth Amended Tenet Healthcare Corporation Annual Incentive Plan, amended and restated effective as of February 27, 2019 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 1, 2019)*

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a) Certification of Ronald A. Rittenmeyer, Executive Chairman and Chief Executive Officer

(b) Certification of Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

(32)	Section 1350 Certification of Ronald A. Rittenmeyer, Executive Chairman and Chief Executive Officer, and Daniel J. Cancelmi, Executive Vice President and Chief Financial Officer

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

TENET HEALTHCARE CORPORATION (Registrant)

Date: April 29, 2019	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)