Form 10-Q
period 2019-06-30
TENET HEALTHCARE CORP
filed 2019-08-05
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7293

_________________________________________

TENET HEALTHCARE CORPORATION
(Exact name of Registrant as specified in its charter)

_________________________________________

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)

1445 Ross Avenue, Suite 1400
Dallas, TX 75202
(Address of principal executive offices, including zip code)

(469) 893-2200
(Registrant’s telephone number, including area code)
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol	Name of each exchange on which registered
Common stock	$0.05 par value	THC	New York Stock Exchange
6.875% Senior Notes due 2031		THC31	New York Stock Exchange

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

At July 31, 2019, there were 103,448,475 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$249	$411
Accounts receivable	2,734	2,595
Inventories of supplies, at cost	309	305
Income tax receivable	19	21
Assets held for sale	—	107
Other current assets	1,393	1,197
Total current assets	4,704	4,636
Investments and other assets	2,297	1,456
Deferred income taxes	268	312
Property and equipment, at cost, less accumulated depreciation and amortization ($5,526 at June 30, 2019 and $5,221 at December 31, 2018)	6,995	6,993
Goodwill	7,298	7,281
Other intangible assets, at cost, less accumulated amortization ($1,051 at June 30, 2019 and $1,013 at December 31, 2018)	1,645	1,731
Total assets	$23,207	$22,409
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$664	$182
Accounts payable	1,088	1,207
Accrued compensation and benefits	720	838
Professional and general liability reserves	228	216
Accrued interest payable	233	240
Liabilities held for sale	—	43
Other current liabilities	1,217	1,131
Total current liabilities	4,150	3,857
Long-term debt, net of current portion	14,312	14,644
Professional and general liability reserves	669	666
Defined benefit plan obligations	507	521
Deferred income taxes	36	36
Other long-term liabilities	1,354	578
Total liabilities	21,028	20,302
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,462	1,420
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 151,684,478 shares issued at June 30, 2019 and 150,897,143 shares issued at December 31, 2018	7	7
Additional paid-in capital	4,755	4,747
Accumulated other comprehensive loss	(219)	(223)
Accumulated deficit	(2,237)	(2,236)
Common stock in treasury, at cost, 48,348,348 shares at June 30, 2019 and 48,359,705 shares at December 31, 2018	(2,414)	(2,414)
Total shareholders’ deficit	(108)	(119)
Noncontrolling interests	825	806
Total equity	717	687
Total liabilities and equity	$23,207	$22,409

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating revenues	$4,560	$4,506	$9,105	$9,205
Equity in earnings of unconsolidated affiliates	42	39	76	64
Operating expenses:
Salaries, wages and benefits	2,148	2,135	4,301	4,362
Supplies	753	748	1,494	1,522
Other operating expenses, net	1,044	1,027	2,118	2,087
Electronic health record incentives	—	—	(1)	(1)
Depreciation and amortization	214	194	422	398
Impairment and restructuring charges, and acquisition-related costs	36	30	55	77
Litigation and investigation costs	18	13	31	19
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(8)	2	(118)
Operating income	388	406	759	923
Interest expense	(247)	(254)	(498)	(509)
Other non-operating expense, net	(1)	(1)	—	(2)
Loss from early extinguishment of debt	—	(1)	(47)	(2)
Income from continuing operations, before income taxes	140	150	214	410
Income tax expense	(30)	(44)	(47)	(114)
Income from continuing operations, before discontinued operations	110	106	167	296
Discontinued operations:
Income from operations	2	2	12	3
Income tax expense	—	—	(2)	—
Income from discontinued operations	2	2	10	3
Net income	112	108	177	299
Less: Net income available to noncontrolling interests	95	82	179	174
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$17	$26	$(2)	$125
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$15	$24	$(12)	$122
Income from discontinued operations, net of tax	2	2	10	3
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$17	$26	$(2)	$125
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.15	$0.23	$(0.12)	$1.20
Discontinued operations	0.02	0.02	0.10	0.03
	$0.17	$0.25	$(0.02)	$1.23
Diluted
Continuing operations	$0.14	$0.23	$(0.12)	$1.18
Discontinued operations	0.02	0.02	0.10	0.03
	$0.16	$0.25	$(0.02)	$1.21
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	103,198	102,147	102,993	101,770
Diluted	104,629	104,177	102,993	103,416

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$112	$108	$177	$299
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	3	4	6	8
Foreign currency translation adjustments	—	(9)	—	(3)
Other comprehensive income (loss) before income taxes	3	(5)	6	5
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1)	1	(2)	(1)
Total other comprehensive income (loss), net of tax	2	(4)	4	4
Comprehensive net income	114	104	181	303
Less: Comprehensive income available to noncontrolling interests	95	82	179	174
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$19	$22	$2	$129

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Net income	$177	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	422	398
Deferred income tax expense	42	108
Stock-based compensation expense	23	20
Impairment and restructuring charges, and acquisition-related costs	55	77
Litigation and investigation costs	31	19
Net losses (gains) on sales, consolidation and deconsolidation of facilities	2	(118)
Loss from early extinguishment of debt	47	2
Equity in earnings of unconsolidated affiliates, net of distributions received	(2)	10
Amortization of debt discount and debt issuance costs	21	22
Pre-tax income from discontinued operations	(12)	(3)
Other items, net	(10)	(1)
Changes in cash from operating assets and liabilities:
Accounts receivable	(138)	(13)
Inventories and other current assets	(64)	144
Income taxes	(2)	(18)
Accounts payable, accrued expenses and other current liabilities	(217)	(371)
Other long-term liabilities	4	(48)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(80)	(63)
Net cash used in operating activities from discontinued operations, excluding income taxes	(5)	(3)
Net cash provided by operating activities	294	461
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(336)	(268)
Purchases of businesses or joint venture interests, net of cash acquired	(13)	(89)
Proceeds from sales of facilities and other assets — continuing operations	40	481
Proceeds from sales of facilities and other assets — discontinued operations	17	—
Proceeds from sales of marketable securities, long-term investments and other assets	9	143
Purchases of equity investments	(9)	(37)
Other long-term assets	(4)	3
Other items, net	(7)	(8)
Net cash provided by (used in) investing activities	(303)	225
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,095)	(360)
Proceeds from borrowings under credit facility	1,285	360
Repayments of other borrowings	(1,668)	(161)
Proceeds from other borrowings	1,516	14
Debt issuance costs	(18)	—
Distributions paid to noncontrolling interests	(144)	(140)
Proceeds from sales of noncontrolling interests	9	7
Purchases of noncontrolling interests	(6)	(642)
Proceeds from exercise of stock options and employee stock purchase plan	3	14
Other items, net	(35)	14
Net cash used in financing activities	(153)	(894)
Net decrease in cash and cash equivalents	(162)	(208)
Cash and cash equivalents at beginning of period	411	611
Cash and cash equivalents at end of period	$249	$403
Supplemental disclosures:
Interest paid, net of capitalized interest	$(484)	$(501)
Income tax payments, net	$(13)	$(21)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a national, diversified healthcare services company. We operate regionally focused, integrated healthcare delivery networks, primarily in large urban and suburban markets. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at June 30, 2019, we operated 65 hospitals, 23 surgical hospitals and approximately 480 outpatient centers throughout the United States. In addition, our Conifer Holdings, Inc. (“Conifer”) subsidiary provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016-02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016-02, we recorded $822 million of right-of-use assets, net of deferred rent, associated with operating leases in investments and other assets in our condensed consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our condensed consolidated balance sheet and $715 million of long-term liabilities associated with operating leases in other long-term liabilities in our condensed consolidated balance sheet. We also recognized $1 million of cumulative effect adjustment that decreased accumulated deficit at January 1, 2019.

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

Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $249 million and $411 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, our book overdrafts were $251 million and $288 million, respectively, which were classified as accounts payable.

At June 30, 2019 and December 31, 2018, $156 million and $177 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $2 million and $8 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at June 30, 2019 and December 31, 2018, we had $80 million and $135 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $53 million and $114 million, respectively, were included in accounts payable.

During the six months ended June 30, 2019 and 2018, we entered into non-cancellable capital (finance) leases of $58 million and $50 million, respectively.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2019:
Capitalized software costs	$1,615	$(881)	$734
Trade names	102	—	102
Contracts	874	(86)	788
Other	105	(84)	21
Total	$2,696	$(1,051)	$1,645

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2018:
Capitalized software costs	$1,667	$(858)	$809
Trade names	102	—	102
Contracts	871	(76)	795
Other	104	(79)	25
Total	$2,744	$(1,013)	$1,731

Estimated future amortization of intangibles with finite useful lives at June 30, 2019 is as follows:

		Six Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Amortization of intangible assets	$964	$76	$130	$115	$99	$89	$455

We recognized amortization expense of $90 million and $89 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018, respectively.

Investments in Unconsolidated Affiliates

We control 232 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (112 of 344 at June 30, 2019), as well as additional companies in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating revenues	$619	$547	$1,187	$1,121
Net income	$141	$132	$291	$248
Net income available to the investees	$87	$89	$193	$160

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	June 30, 2019	December 31, 2018
Continuing operations:
Patient accounts receivable	$2,525	$2,427
Estimated future recoveries	158	148
Net cost reports and settlements receivable and valuation allowances	49	18
	2,732	2,593
Discontinued operations	2	2
Accounts receivable, net	$2,734	$2,595

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

We had $297 million and $149 million of receivables recorded in other current assets and investments and other assets, respectively, and $91 million and $29 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at June 30, 2019 related to California’s provider fee program. We had $278 million and $231 million of receivables recorded in other current assets and investments and other assets, respectively, and $100 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018 related to California’s provider fee program.

We also provide financial assistance through our charity and uninsured discount programs to uninsured patients who are unable to pay for the healthcare services they receive. Our policy is not to pursue collection of amounts determined to qualify for financial assistance; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid disproportionate share hospital (“DSH”) payments. These payments are intended to mitigate our cost of uncompensated care. Some states have also developed provider fee or other supplemental payment programs to mitigate the shortfall of Medicaid reimbursement compared to the cost of caring for Medicaid patients.

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Estimated costs for:
Uninsured patients	$164	$159	$322	$305
Charity care patients	41	28	75	63
Total	$205	$187	$397	$368

NOTE 3. CONTRACT BALANCES

Hospital Operations and Other Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2019. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

December 31, 2018	$169
June 30, 2019	160
Increase/(decrease)	$(9)

January 1, 2018	$171
June 30, 2018	136
Increase/(decrease)	$(35)

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2018	$42	$11	$61	$20
June 30, 2019	96	15	67	19
Increase/(decrease)	$54	$4	$6	$(1)

January 1, 2018	$89	$10	$80	$21
June 30, 2018	90	11	78	21
Increase/(decrease)	$1	$1	$(2)	$—

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

The amount of revenue Conifer recognized in the six months ended June 30, 2019 and 2018 that was included in the opening current deferred revenue liability was $56 million and $66 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset that we otherwise would have recognized is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset that we otherwise would have recognized is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the three months ended June 30, 2019 and 2018, we recognized amortization expense of $1 million and $3 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized amortization expense of $2 million and $6 million, respectively. At June 30, 2019 and December 31, 2018, the unamortized customer contract costs were $27 million and $28 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

There were no assets or liabilities classified as held for sale at June 30, 2019. In the three months ended December 31, 2017, three of our hospitals in the Chicago-area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $107 million as “assets held for sale” in current assets and the related liabilities of $43 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018. These assets and liabilities, which were in our Hospital Operations and other segment until their divestiture on January 28, 2019, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $17 million in the three months ended March 31, 2018 for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

The following table provides information on significant components of our business that have been disposed of since January 1, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago-area (includes a $6 million loss on sale in the 2019 year-to-date period and $17 million of impairment charges in the 2018 year-to-date period)	$1	$1	$(11)	$(15)
Philadelphia (includes a $2 million loss on sale in the 2018 year-to-date period)	—	(2)	1	(11)
MacNeal (includes a $95 million gain on sale in the 2018 year-to-date period)	1	(4)	2	97
Aspen (includes a $4 million of impairment charges in the 2018 year-to-date period)	—	(3)	—	—
Total	$2	$(8)	$(8)	$71

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the six months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $5 million of impairment charges, $47 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $18 million of employee severance costs, $2 million of contract and lease termination fees, and $27 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs. Our impairment charges for the six months ended June 30, 2019 were comprised of $4 million from our Hospital Operations and other segment and $1 million from our Ambulatory Care segment.

During the six months ended June 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $77 million, consisting of $23 million of impairment charges, $47 million of restructuring charges and $7 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities, $4 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $2 million of other impairment charges. Restructuring charges consisted of $26 million of employee severance costs, $5 million of contract and lease termination fees, and $16 million of other restructuring costs. Acquisition-related costs consisted of $5 million of transaction costs and $2 million of acquisition integration charges. Our impairment charges for the six months ended June 30, 2018 were comprised of $19 million from our Hospital Operations and other segment and $4 million from our Ambulatory Care segment.

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

At June 30, 2019, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LEASES

The following table presents the components of our right-of-use assets and liabilities related to leases and their classification in our Condensed Consolidated Balance Sheet at June 30, 2019:

Component of Lease Balances	Classification in Condensed Consolidated Balance Sheet	June 30, 2019
Assets:
Operating lease assets	Investments and other assets	$874
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	439
Total leased assets		$1,313

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$149
Long-term	Other long-term liabilities	819
Total operating lease liabilities		968
Finance lease liabilities:
Current	Current portion of long-term debt	141
Long-term	Long-term debt, net of current portion	214
Total finance lease liabilities		355
Total lease liabilities		$1,323

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

Our real estate leases may include one or more options to renew, with renewals that can extend the lease term from five to 10 years. The exercise of lease renewal options is at our sole discretion. In general, we do not consider renewal options to be reasonably likely to be exercised, therefore, renewal options are generally not recognized as part of our right-of-use assets and lease liabilities. Certain leases also include options to purchase the leased property. The useful life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The majority of our medical equipment leases have terms of three years with a bargain purchase option that is reasonably certain of exercise, so these assets are depreciated over their useful life, typically ranging from five to seven years. Similarly, some of our leases of information technology and telecommunications assets include a transfer of title and, therefore, have useful lives of 15 years.

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

The following table presents the components of our lease expense and their classification in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019:

	Classification on Condensed Consolidated	Three Months Ended	Six Months Ended
Component of Lease Expense	Statements of Operations	June 30, 2019	June 30, 2019
Operating lease expense	Other operating expenses, net	$52	$102
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	23	41
Interest on lease liabilities	Interest expense	3	8
Total finance lease expense		26	49
Variable and short term-lease expense	Other operating expenses, net	33	67
Total lease expense		$111	$218

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	6.0

Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.6%

Cash flow and other information related to leases is included in the following table:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$95
Operating cash outflows from finance leases	$9
Financing cash outflows from finance leases	$75

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$139
Finance leases	$58

Future maturities of lease liabilities at June 30, 2019 are presented in the following table:

	Operating Leases	Finance Leases	Total
2019	$149	$141	$290
2020	176	128	304
2021	163	72	235
2022	145	19	164
2023	124	13	137
Later years	492	124	616
Total lease payments	1,249	497	1,746
Less: Imputed interest	281	142	423
Total lease obligations	968	355	1,323
Less: Current obligations	149	141	290
Long-term lease obligations	$819	$214	$1,033

Future maturities of lease liabilities at December 31, 2018, prior to our adoption of ASU 2016-02, are presented in the following table:

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Capital lease obligations	$425	$140	$95	$57	$37	$21	$75
Long-term non-cancelable operating leases	$932	$171	$151	$133	$113	$92	$272

NOTE 7. LONG-TERM DEBT

The table below shows our long-term debt at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Senior unsecured notes:
5.500% due 2019	$—	$468
6.750% due 2020	—	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.750% due 2020	500	500
6.000% due 2020	1,800	1,800
4.500% due 2021	850	850
4.375% due 2021	1,050	1,050
4.625% due 2024	1,870	1,870
Senior secured second lien notes:
7.500% due 2022	—	750
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	—
Credit facility due 2020	190	—
Finance leases and mortgage notes	467	500
Unamortized issue costs and note discounts	(173)	(184)
Total long-term debt	14,976	14,826
Less current portion	664	182
Long-term debt, net of current portion	$14,312	$14,644

Senior Secured and Senior Unsecured Notes

On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments commenced on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all

$750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, as well as the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $47 million in the three months ended March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

Credit Agreement

We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible accounts receivable, including self-pay accounts. At June 30, 2019, we had $190 million of cash borrowings outstanding under the Credit Agreement subject to a weighted average interest rate of 3.77%, and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $808 million was available for borrowing under the Credit Agreement at June 30, 2019.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2019, we had $100 million of standby letters of credit outstanding under the LC Facility.

NOTE 8. GUARANTEES

At June 30, 2019, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $138 million. We had a total liability of $112 million recorded for these guarantees included in other current liabilities at June 30, 2019.

At June 30, 2019, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $24 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2019.

NOTE 9. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At June 30, 2019, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 8.0 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (approximately 7.7 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018 include $23 million and $20 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	28.28
Exercised	(76,159)	4.56
Forfeited/Expired	(120,871)	19.25
Outstanding at June 30, 2019	2,296,426	$20.52	$3	6.4 years
Vested and expected to vest at June 30, 2019	2,296,426	$20.52	$3	6.4 years
Exercisable at June 30, 2019	684,628	$19.03	$2	3.1 years

There were 76,159 and 581,120 stock options exercised during the six months ended June 30, 2019 and 2018, respectively, with aggregate intrinsic values of approximately $1 million and $3 million, respectively.

At June 30, 2019, there were $6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

On March 29, 2019, we granted an aggregate of 7,862 performance-based stock options to a new senior officer. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $36.05 (a 25% premium above the March 29, 2019 grant-date closing stock price of $28.84) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. On February 27, 2019, we granted to certain of our senior officers an aggregate of 222,851 performance-based stock options. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $35.33 (a 25% premium above the February 27, 2019 grant-date closing stock price of $28.26) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date.

In the three months ended June 30, 2018, we granted new senior officers 31,184 performance-based stock options. The options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $44.29 (a 25% premium above the May 31, 2018 grant-date closing stock price of $35.43) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. In the three months ended March 31, 2018, we granted to certain of our senior officers an aggregate of 604,012 performance-based stock options. The stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $25.75 (a 25% premium above the February 28, 2018 grant-date closing stock price of $20.60) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the six months ended June 30, 2019 and 2018 was $12.50 and $9.16 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	February 27, 2019	February 28, 2018
Expected volatility	48%	46%
Expected dividend yield	0%	0%
Expected life	6.2 years	6.2 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	2.53%	2.72%

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

The following table summarizes information about our outstanding stock options at June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	1,246,675	5.7 years	18.15	413,960	16.46
$19.76 to $35.430	1,049,751	7.1 years	23.33	270,668	22.94
	2,296,426	6.4 years	$20.52	684,628	$19.03

Restricted Stock Units

The following table summarizes restricted stock unit activity during the six months ended June 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,235,876	26.20
Vested	(817,820)	27.55
Forfeited	(298,680)	25.02
Unvested at June 30, 2019	2,003,506	$31.52

In the six months ended June 30, 2019, we granted an aggregate of 1,235,876 restricted stock units. Of these, 243,506 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over a 27 month period from the grant date, and 318,327 will vest and be settled on the third anniversary of the grant date. In addition, in May 2019, we made an annual grant of 100,444 restricted stock units to our non-employee directors for the 2019-2020 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. We also granted 7,427 additional restricted stock units that vested and settled immediately as a result of our level of achievement with respect to a performance goal on a 2013 grant.

In the six months ended June 30, 2018, we granted an aggregate of 730,577 restricted stock units. Of these, 288,325 will vest and be settled ratably over a three-year period from the grant date, 339,806 will vest and be settled ratably over a two-year period from the grant date, and 26,356 will vest and be settled on the third anniversary of the grant date. In addition, in May 2018, we made an annual grant of 54,198 restricted stock units to our non-employee directors for the 2018-2019 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the board of directors appointed two new members in May 2018, we made initial grants totaling 3,670 restricted stock units to these directors, as well as prorated annual grants totaling 12,154 restricted stock units. Both the initial grants and the annual grants vested immediately, however, the initial grants will not settle until the directors’ separation from the Board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 6,068 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified performance goals for the years 2018 to 2020. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 6,068 units granted, depending on our level of achievement with respect to the performance goals.

At June 30, 2019, there were $34 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

Employee Retirement Plans

In the six months ended June 30, 2019 and 2018, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million and approximately $1 million, respectively, in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $11 million and $8 million, respectively, in other non-operating expense, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 10. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the six months ended June 30, 2019 and 2018 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,236)	$(2,414)	$806	$687
Net income (loss)	—	—	—	—	(19)	—	37	18
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,254)	$(2,414)	$808	$674
Net income	—	—	—	—	17	—	47	64
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests	—	—	—	—	—	—	5	5
Stock-based compensation expense, tax benefit and issuance of common stock	256	—	11	—	—	—	—	11
Balances at June 30, 2019	103,336	$7	$4,755	$(219)	$(2,237)	$(2,414)	$825	$717

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,390)	$(2,419)	$686	$539
Net income	—	—	—	—	99	—	31	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	8	—	—	—	8
Accretion of redeemable noncontrolling interests	—	—	(37)	—	—	—	—	(37)
Sales of businesses and noncontrolling interests	—	—	(4)	—	—	—	(2)	(6)
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,017	—	15	—	—	1	—	16
Balances at March 31, 2018	101,989	$7	$4,833	$(239)	$(2,248)	$(2,418)	$681	$616
Net income	—	—	—	—	26	—	42	68
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Accretion of redeemable noncontrolling interests	—	—	(123)	—	—	—	—	(123)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	45	43
Stock-based compensation expense, tax benefit and issuance of common stock	312	—	14	—	—	—	—	14
Balances at June 30, 2018	102,301	$7	$4,722	$(243)	$(2,222)	$(2,418)	$730	$576

Our noncontrolling interests balances at June 30, 2019 and December 31, 2018 were comprised of $116 million and $112 million, respectively, from our Hospital Operations and other segment, and $709 million and $694 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the six months ended June 30, 2019 and 2018 in the table above were comprised of $7 million and $4 million, respectively, from our Hospital Operations and other segment, and $77 million and $69 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$721	$701	$1,479	$1,483
Medicaid	316	314	630	635
Managed care	2,330	2,273	4,684	4,641
Uninsured	11	8	12	45
Indemnity and other	169	147	324	282
Total	3,547	3,443	7,129	7,086
Physician practices revenues	282	271	552	551
Health plans	1	—	1	6
Revenue from other sources	(3)	19	7	37
Hospital Operations and other total prior to inter-segment eliminations	3,827	3,733	7,689	7,680
Ambulatory Care	524	531	1,004	1,029
Conifer	355	386	704	790
Inter-segment eliminations	(146)	(144)	(292)	(294)
Net operating revenues	$4,560	$4,506	$9,105	$9,205

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2019 and 2018 by $17 million and $11 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net patient service revenues	$496	$500	$947	$969
Management fees	23	23	46	46
Revenue from other sources	5	8	11	14
Net operating revenues	$524	$531	$1,004	$1,029

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue cycle services – Tenet	$142	$139	$284	$283
Revenue cycle services – other customers	187	220	367	452
Other services – Tenet	4	5	8	11
Other services – other customers	22	22	45	44
Net operating revenues	$355	$386	$704	$790

Other services represent 8% of Conifer’s revenue and include value-based care services, consulting services and other client-defined projects.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Common Spirit, a minority interest owner of

Conifer Health Solutions, LLC, represents the majority of the fixed-fee revenue related to remaining performance obligations. Conifer’s contract term with Common Spirit ends in 2032.

		Six Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Performance obligations	$7,587	$298	$597	$594	$594	$594	$4,910

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

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At June 30, 2019 and December 31, 2018, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $897 million and $882 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.87% at June 30, 2019 and 2.59% at December 31, 2018.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $205 million and $163 million for the six months ended June 30, 2019 and 2018, respectively.

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. In January 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. In February 2019, the plaintiffs filed an appeal of the court’s ruling that dismissal was appropriate because the plaintiffs failed to adequately plead that a pre-suit demand on the Company’s board of directors, a precondition to their action, should be excused as futile. The defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems alleged those hospital systems, including our Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit sought unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. In January 2019, the district court issued an opinion denying the plaintiffs’ motion for class certification. The plaintiffs’ subsequent appeal of the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit was denied on March 26, 2019. On April 30, 2019, the appellate court denied the plaintiffs’ request for further review of the district court’s ruling. The district court has ordered the plaintiffs to advise the court by August 6, 2019 if they will be dismissing the action or proceeding with the individually named plaintiffs. If necessary, we will continue to vigorously defend against the plaintiffs’ allegations.

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

Oklahoma Surgical Hospital Qui Tam Action

In May 2016, a relator filed a qui tam lawsuit under seal in the Western District of Oklahoma against, among other parties, (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, (iii) Tenet, and (iv) other related entities and individuals. The complaint alleges various violations of the FCA, the Anti-kickback Statute, the Stark law and the Oklahoma Medicaid False Claims Act. In May 2018, Tenet and its affiliates learned that they were parties to the suit when the court unsealed the complaint and the DOJ declined to intervene with respect to the issues involving Tenet, USPI, OCOM and individually named employees. In June 2018, the relator filed an amended complaint more fully describing the claims and adding additional defendants. Tenet, USPI, OCOM and individually named employees filed motions to dismiss the case in October 2018, but the court has not yet ruled on the motions. The litigation is currently stayed until October 2019.

Pursuant to the obligations under our NPA, we reported the unsealed qui tam action to the DOJ. At this time, we are investigating the claims contained in the amended complaint and cooperating fully with the DOJ. We anticipate meeting with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services in the three months ending September 30, 2019 to begin discussing potential resolution of these matters. Because these proceedings and investigations remain at a preliminary stage, we are unable to predict with any certainty the terms, or potential impact on our business or financial condition, of any potential resolution of these matters.

Other Matters

On July 1, 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8-K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital and, pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended, under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In July 2019, the Fund notified us of a withdrawal liability assessment of approximately $63 million. We dispute and intend to contest this assessment in accordance with applicable law.

We are also subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to, among other things, the care and treatment provided at our hospitals and outpatient facilities, the application of various federal and state labor laws, tax audits and other matters. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material effect on our business or financial condition.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the six months ended June 30, 2019 and 2018. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period

Six Months Ended June 30, 2019	$8	$31	$(24)	$15
Six Months Ended June 30, 2018	$12	$19	$(11)	$20

For the six months ended June 30, 2019 and 2018, we recorded costs of $31 million and $19 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Balances at beginning of period	$1,420	$1,866
Net income	95	101
Distributions paid to noncontrolling interests	(72)	(70)
Accretion of redeemable noncontrolling interests	9	160
Purchases and sales of businesses and noncontrolling interests, net	10	(628)
Balances at end of period	$1,462	$1,429

The following tables show the composition by segment of our redeemable noncontrolling interests balances at June 30, 2019 and December 31, 2018, as well as our net income available to redeemable noncontrolling interests for the six months ended June 30, 2019 and 2018:

	June 30, 2019	December 31, 2018
Hospital Operations and other	$408	$431
Ambulatory Care	737	713
Conifer	317	276
Redeemable noncontrolling interests	$1,462	$1,420

	Six Months Ended June 30,
	2019	2018
Hospital Operations and other	$(15)	$(6)
Ambulatory Care	69	70
Conifer	41	37
Net income available to redeemable noncontrolling interests	$95	$101

NOTE 15. INCOME TAXES

During the three months ended June 30, 2019, we recorded income tax expense of $30 million in continuing operations on pre-tax income of $140 million compared to income tax expense of $44 million on pre-tax income of $150 million during the three months ended June 30, 2018. During the six months ended June 30, 2019, we recorded income tax expense of $47 million in continuing operations on pre-tax income of $214 million compared to income tax expense of $114 million on pre-tax income of $410 million during the six months ended June 30, 2018. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to noncontrolling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax expense at statutory federal rate of 21%	$29	$31	$45	$86
State income taxes, net of federal income tax benefit	6	7	9	17
Tax attributable to noncontrolling interests	(19)	(16)	(36)	(34)
Nondeductible goodwill	—	2	—	7
Nontaxable gains	—	—	(1)	—
Stock-based compensation	1	—	—	4
Change in valuation allowance-interest expense limitation	11	18	35	30
Other items	2	2	(5)	4
Income tax expense	$30	$44	$47	$114

During the six months ended June 30, 2019, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at June 30, 2019 was $45 million, of which $43 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at June 30, 2019 were $4 million, all of which related to continuing operations.

At June 30, 2019, approximately $10 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three and six months ended June 30, 2019 and 2018. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2019
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$15	103,198	$0.15
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,431	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$15	104,629	$0.14

Three Months Ended June 30, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$24	102,147	$0.23
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	2,030	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$24	104,177	$0.23

Six Months Ended June 30, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(12)	102,993	$(0.12)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(12)	102,993	$(0.12)

Six Months Ended June 30, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$122	101,770	$1.20
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,646	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$122	103,416	$1.18

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2019 because we did not report income from continuing operations available to common shareholders in that period. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the six months ended June 30, 2019, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,592.

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

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2019 and December 31, 2018, the estimated fair value of our long-term debt was approximately 102.1% and 97.3%, respectively, of the carrying value of the debt.

NOTE 18. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Current assets	$6	$3
Property and equipment	8	3
Other intangible assets	3	3
Goodwill	18	132
Other long-term assets, including previously held equity method investments	5	1
Current liabilities	(3)	(2)
Long-term liabilities	(6)	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(9)	(8)
Noncontrolling interests	(4)	(42)
Cash paid, net of cash acquired	(13)	(89)
Gains on consolidations	$5	$—

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $18 million from acquisitions completed during the six months ended June 30, 2019 was recorded in our Ambulatory Care segment. Approximately $3 million and $5 million in transaction costs related to prospective and closed acquisitions were expensed during the six month periods ended June 30, 2019 and 2018, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the six months ended June 30, 2019 and 2018, we recognized gains totaling $5 million and less than $1 million, respectively, associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 19. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. At June 30, 2019, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At June 30, 2019, USPI had interests in 260 ambulatory surgery centers, 38 urgent care centers operated under the CareSpot brand, 23 imaging centers and 23 surgical hospitals in 27 states. At June 30, 2019, we owned 95.0% of USPI.

Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities. At June 30, 2019, Conifer provided services to approximately 680 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At June 30, 2019, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	June 30, 2019	December 31, 2018
Assets:
Hospital Operations and other	$16,072	$15,684
Ambulatory Care	6,057	5,711
Conifer	1,078	1,014
Total	$23,207	$22,409

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Capital expenditures:
Hospital Operations and other	$118	$108	$288	$228
Ambulatory Care	21	13	41	28
Conifer	5	4	7	12
Total	$144	$125	$336	$268

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,827	$3,733	$7,689	$7,680
Ambulatory Care	524	531	1,004	1,029
Conifer
Tenet	146	144	292	294
Other customers	209	242	412	496
Total Conifer revenues	355	386	704	790
Inter-segment eliminations	(146)	(144)	(292)	(294)
Total	$4,560	$4,506	$9,105	$9,205

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$8	$6	$11	$4
Ambulatory Care	34	33	65	60
Total	$42	$39	$76	$64

Adjusted EBITDA(2):
Hospital Operations and other(2)	$347	$345	$684	$747
Ambulatory Care	207	198	384	363
Conifer	103	91	202	189
Total	$657	$634	$1,270	$1,299

Depreciation and amortization:
Hospital Operations and other	$185	$164	$364	$339
Ambulatory Care	18	17	36	34
Conifer	11	13	22	25
Total	$214	$194	$422	$398

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA(2)	$657	$634	$1,270	$1,299
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	—	1	(1)	—
Depreciation and amortization	(214)	(194)	(422)	(398)
Impairment and restructuring charges, and acquisition-related costs	(36)	(30)	(55)	(77)
Litigation and investigation costs	(18)	(13)	(31)	(19)
Interest expense	(247)	(254)	(498)	(509)
Loss from early extinguishment of debt	—	(1)	(47)	(2)
Other non-operating expense, net	(1)	(1)	—	(2)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	8	(2)	118
Income from continuing operations, before income taxes	$140	$150	$214	$410

(1)
Hospital Operations and other revenues includes health plan revenues of approximately $1 million for both the three and six months ended June 30, 2019, and less than $1 million and $6 million for the three and six months ended June 30, 2018, respectively.

(2)
Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of less than $1 million and $(1) million for the three and six months ended June 30, 2019, respectively, and $1 million and less than $1 million for the three and six months ended June 30, 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At June 30, 2019, USPI had interests in 260 ambulatory surgery centers, 38 urgent care centers, 23 imaging centers and 23 surgical hospitals in 27 states. Our Conifer segment provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we owned 76.2% as of June 30, 2019, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of (i) our same 65 hospitals operated throughout the six months ended June 30, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, (v) three Chicago-area hospitals, which we divested effective January 28, 2019, and (vi) Aspen's nine facilities, which we divested August 17, 2018. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Spin-off of Conifer—As further described under “Trends and Strategies” below, on July 24, 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company.

Birmingham Joint Venture Put Notice—In May 2019, Baptist Health System, Inc., our partner in a joint venture that owns and operates a healthcare network serving Birmingham and central Alabama, delivered a put notice for 25% of the equity it holds in the joint venture. We expect to pay a mutually agreed-upon fair value to purchase these units, which will increase our ownership interest in the joint venture from 60% to 70%.

TRENDS AND STRATEGIES

The healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations. In addition, we believe that several key trends are shaping the demand for healthcare services: (1) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher-acuity treatment; and (4) consolidation continues across the entire healthcare sector.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing physician and patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $18 million in the six months ended June 30, 2019, and we expect to incur additional such restructuring charges in the remainder of 2019.

Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (1) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (2) expanding service lines aligned with growing community demand, including a focus on aging and chronic disease patients; (3) offering greater affordability and predictability, including simplified admissions and discharge procedures, particularly in our outpatient centers; (4) improving our culture of service; and (5) creating health and benefit programs, patient education and health literacy materials that are customized to the needs of the communities we serve. Through these efforts, we intend to improve the customer care experience in every part of our operations.

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

Driving Conifer’s Growth While Pursuing a Tax-free Spin-off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the Securities and Exchange Commission, and final approval from our Board of Directors. We are targeting to complete the separation by the end of the second quarter of 2021; however, there can be no assurance regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all.

Conifer serves approximately 680 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 65 hospitals operated throughout the six months ended June 30, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, and (v) three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. The results of our former Aspen facilities, which we divested on August 17, 2018, are also included. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses.

	Continuing Operations Three Months Ended June 30,
Selected Operating Statistics	2019	2018	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	68	(3)	(1)
Total admissions	169,352	168,453	0.5%
Adjusted patient admissions(2)	304,066	306,063	(0.7)%
Paying admissions (excludes charity and uninsured)	159,128	158,216	0.6%
Charity and uninsured admissions	10,224	10,237	(0.1)%
Emergency department visits	637,107	643,036	(0.9)%
Total surgeries	105,577	110,079	(4.1)%
Patient days — total	787,582	766,519	2.7%
Adjusted patient days(2)	1,387,929	1,373,480	1.1%
Average length of stay (days)	4.65	4.55	2.2%
Average licensed beds	17,221	18,362	(6.2)%
Utilization of licensed beds(3)	50.3%	45.9%	4.4%	(1)
Total visits	1,693,805	1,749,847	(3.2)%
Paying visits (excludes charity and uninsured)	1,581,530	1,633,372	(3.2)%
Charity and uninsured visits	112,275	116,475	(3.6)%
Ambulatory Care
Total consolidated facilities (at end of period)	232	232	—	(1)
Total cases	514,567	500,516	2.8%

(1)	The change is the difference between the 2019 and 2018 amounts shown.
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

Total admissions increased by 899, or 0.5%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and total surgeries decreased by 4,502, or 4.1%, in the 2019 period compared to the 2018 period. Our emergency department visits decreased 0.9% in the three months ended June 30, 2019 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 were negatively affected by the sale of Des Peres Hospital and affiliated operations effective May 1, 2018, and the sale of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases increased 2.8% in the three months ended June 30, 2019 compared to the 2018 period despite the negative impact of the sale of Aspen effective August 17, 2018.

	Continuing Operations Three Months Ended June 30,
Revenues	2019	2018	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,827	$3,733	2.5%
Ambulatory Care	524	531	(1.3)%
Conifer	355	386	(8.0)%
Inter-segment eliminations	(146)	(144)	1.4%
Total	$4,560	$4,506	1.2%

Net operating revenues increased by $54 million, or 1.2%, in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a favorable change in payer mix, increased acuity and improved managed care pricing.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.4 days at June 30, 2019 and 56.5 days at December 31, 2018, compared to our target of less than 55 days. This calculation includes our Hospital Operations and other contract assets, and excludes (i) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (ii) MacNeal Hospital, which we divested effective March 1, 2018, (iii) Des Peres Hospital, which we divested effective May 1, 2018, (iv) three Chicago-area hospitals, which we divested effective January 28, 2019, and (v) our California provider fee revenues.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,804	$1,756	2.7%
Supplies	644	641	0.5%
Other operating expenses	894	852	4.9%
Total	$3,342	$3,249	2.9%
Ambulatory Care
Salaries, wages and benefits	$157	$165	(4.8)%
Supplies	108	106	1.9%
Other operating expenses	86	95	(9.5)%
Total	$351	$366	(4.1)%
Conifer
Salaries, wages and benefits	$187	$214	(12.6)%
Supplies	1	1	—%
Other operating expenses	64	80	(20.0)%
Total	$252	$295	(14.6)%
Total
Salaries, wages and benefits	$2,148	$2,135	0.6%
Supplies	753	748	0.7%
Other operating expenses	1,044	1,027	1.7%
Total	$3,945	$3,910	0.9%
Rent/lease expense(1)
Hospital Operations and other	$59	$56	5.4%
Ambulatory Care	21	20	5.0%
Conifer	3	5	(40.0)%
Total	$83	$81	2.5%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses per Adjusted Patient Admission	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,931	$5,736	3.4%
Supplies per adjusted patient admission(1)	2,118	2,092	1.2%
Other operating expenses per adjusted patient admission(1)	2,939	2,791	5.3%
Total per adjusted patient admission	$10,988	$10,619	3.5%

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

Salaries, wages and benefits per adjusted patient admission increased 3.4% in the three months ended June 30, 2019 compared to the same period in 2018. This change was primarily due to annual merit increases for certain of our employees and increased workers’ compensation costs as a result of favorable experience in the prior-year period, partially offset by the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Supplies expense per adjusted patient admission increased 1.2% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission increased by 5.3% in the three months ended June 30, 2019 compared to the prior-year period. This increase was primarily due to higher medical fees, increased software costs, and increased legal and consulting fees. Also, the 2019 period included an unfavorable adjustment of approximately $10 million from a 44 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $3 million from a 13 basis point increase in the interest rate in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $249 million at June 30, 2019 compared to $252 million at March 31, 2019.

Significant cash flow items in the three months ended June 30, 2019 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $683 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $48 million;

•	Capital expenditures of $144 million;

•	Interest payments of $326 million;

•	Purchases of businesses or joint venture interests of $11 million; and

•	$70 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $294 million in the six months ended June 30, 2019 compared to $461 million in the six months ended June 30, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	The impact of an increase in AR Days outstanding;

•	Decreased cash receipts of $16 million related to the California provider fee program;

•	Increased payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $17 million; and

•	The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding our future earnings, financial position, operational and strategic initiatives, and developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Service Revenues Less Implicit Price Concessions from:	2019	2018	Increase (Decrease)(1)	2019	2018	Increase (Decrease)(1)
Medicare	20.3%	20.4%	(0.1)%	20.7%	20.9%	(0.2)%
Medicaid	8.9%	9.1%	(0.2)%	8.9%	9.0%	(0.1)%
Managed care(2)	65.7%	66.0%	(0.3)%	65.7%	65.5%	0.2%
Uninsured	0.3%	0.2%	0.1%	0.2%	0.6%	(0.4)%
Indemnity and other	4.8%	4.3%	0.5%	4.5%	4.0%	0.5%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2019	2018	Increase (Decrease)(1)	2019	2018	Increase (Decrease)(1)
Medicare	24.8%	25.3%	(0.5)%	25.5%	26.1%	(0.6)%
Medicaid	6.1%	6.2%	(0.1)%	6.1%	6.2%	(0.1)%
Managed care(2)	60.3%	59.8%	0.5%	60.0%	59.4%	0.6%
Charity and uninsured	6.1%	6.1%	—%	5.8%	5.7%	0.1%
Indemnity and other	2.7%	2.6%	0.1%	2.6%	2.6%	—%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 60 million individuals rely on healthcare benefits through Medicare, and approximately 72 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of ten years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2019	2018	2019	2018
Medicare severity-adjusted diagnosis-related group — operating	$368	$373	$772	$797
Medicare severity-adjusted diagnosis-related group — capital	32	34	68	72
Outliers	22	21	45	48
Outpatient	185	189	375	383
Disproportionate share	58	56	117	114
Other(1)	56	28	102	69
Total Medicare net patient service revenues	$721	$701	$1,479	$1,483

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies are administered by the states and vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 18.9% and 19.4% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the six months ended June 30, 2019 and 2018, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2019 and 2018, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $414 million and $418 million, respectively. The 2019 period included $125 million related the Michigan provider fee program, $129 million from the California provider fee program, $80 million related to Medicaid DSH programs in multiple states, $69 million related to the Texas 1115 waiver program, and $11 million from a number of other state and local programs.

Several states in which we operate continue to face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted provider fee programs or received waivers under Section 1115 of the Social Security Act. Under a Medicaid waiver, the federal government waives certain Medicaid requirements, thereby giving states flexibility in the operation of their Medicaid program to allow states to test new approaches and demonstration projects to improve care. Generally the Section 1115 waivers are approved for a period of five years with an option to extend the waiver for three additional years. Continuing pressure on state budgets and other factors could result in future reductions to Medicaid payments, payment delays or additional taxes on hospitals.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2019 and 2018 are set forth in the following table. These revenues are presented net of provider assessments, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Six Months Ended June 30,
Hospital Location	2019	2018
Alabama	$46	$45
Arizona	72	78
California	441	433
Florida	111	122
Georgia	—	(1)
Illinois	5	57
Massachusetts	44	46
Michigan	361	356
Pennsylvania	—	9
South Carolina	28	27
Tennessee	18	18
Texas	222	186
	$1,348	$1,376

Medicaid and Managed Medicaid revenues comprised 47% and 53%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment for both the six months ended June 30, 2019 and 2018.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. In August 2019, CMS issued Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2020 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•
A market basket increase of 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized certain adjustments to the 3.0% market basket increase that result in a net operating payment update of 3.1% (before budget neutrality adjustments), including:

•	A multifactor productivity reduction required by the ACA of 0.4%; and

•	A 0.5% increase required under the Medicare Access and CHIP Reauthorization Act of 2015;

•
Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments; in addition to adjusting the UC-DSH amounts, CMS will base the distribution of the FFY 2020 UC-DSH amounts on uncompensated care costs reported by hospitals in the 2015 cost reports, which reflects changes to the calculation of a hospital’s share of the UC-DSH amounts by: (1) removing low income days; and (2) using a single year of uncompensated care cost in lieu of the three-year averaging methodology used in recent years;

•	A 0.7% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $25,769 to $26,473; and

•	Changes in the calculation of the wage index areas that include:

•
Increasing the wage index for hospitals with a wage index below the 25th percentile and applying a uniform budget neutrality factor to the IPPS base rates to offset the estimated increase in IPPS payments to hospitals with wage index values below the 25th percentile;

•	A refinement to the calculation of the “rural floor” wage index; and

•	A one-year stop-loss transition for a hospital that experiences a decline of greater than 5% in its wage index.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.8% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in large urban areas (populations over one million), and an average 2.8% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2020. We estimate that all of the payment and policy changes affecting operating MS-DRG payments, including those affecting Medicare UC-DSH amounts, will result in an estimated 1.4% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $28 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On July 29, 2019, CMS released proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2020 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following payment and policy changes:

•	An estimated net increase of 2.7% for the OPPS rates based on an estimated market basket increase of 3.2% reduced by a multifactor productivity adjustment required by the ACA of 0.5%;

•
A continuation of the reduced payment amount for separately payable drugs acquired with a discount under CMS’ 340B program (“340B Drugs”) equal to a rate of average sales price (“ASP”) minus 22.5%; CMS is also soliciting comments on alternative payment policies for 340B Drugs, as well as the appropriate remedy for CYs 2018 and 2019, in the event that CMS does not prevail on appeal in the pending litigation discussed in greater detail below;

•	A prior authorization process for five categories of services;

•	A 2.7% increase to the ASC payment rates; and

•	Codification of and additional standards relating to the requirements that hospitals disclose prices, including negotiated prices for certain services.

CMS projects that the combined impact of the proposed payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 2.0% increase in Medicare FFS OPPS payments for all hospitals, an average 1.9% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 3.0% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $15 million, which represents an increase of approximately 2.4%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposals, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

On July 29, 2019, CMS issued a proposed rule that includes updates to payment policies, payment rates, quality provisions and other policies for services reimbursed under the Medicare Physician Fee Schedule (“MPFS”) for CY 2020. With the budget neutrality adjustment to account for changes in the relative value units required by law, the final MPFS conversion factor for 2020 will increase by approximately 0.14%. CMS estimates that the impact of the proposed payment and policy changes in the final rule will result in no change in aggregate FFS MPFS payments across all specialties.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately payable drugs at discounted rates from drug manufacturers. In the final rule regarding OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from average sale price plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rule regarding OPPS payment and policy changes for CY 2019 (“CY 2019 OPPS Final Rule”), CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018 and 2019. During the three months ended June 30, 2019, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. Also during the three months ended June 30, 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). We cannot predict the ultimate outcome of the 340B litigation; however, CMS’ remedy and/or an unfavorable outcome of the litigation could have an adverse effect on the Company’s net revenues and cash flows.

Medicare Disproportionate Share Hospital Litigation

Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients, Prior to October 1, 2013, DSH payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and a comment period. The District Court vacated the rule. CMS appealed the ruling, and the Circuit Court affirmed the District Court’s decision. Since then, CMS has continued to use the vacated policy and was again met with legal challenges. In 2019, the U.S. Supreme Court (“SCOTUS”) upheld the Circuit Court’s decision that CMS’ continued use of the vacated policy is not legal. Although the SCOTUS decision applies only to the 2012 ratios for the plaintiff hospitals, it establishes a precedent that we believe will result in a favorable outcome in our pending Medicare DSH appeals for 2005-2013; however, we cannot predict the timing or outcome of our appeals or when and how CMS will implement the SCOTUS decision. A favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the six months ended June 30, 2019 and 2018 was $4.684 billion and $4.641 billion, respectively. Our top ten managed care payers generated 62% of our managed care net patient service revenues for the six months ended June 30, 2019. National payers generated 43% of our managed care net patient service revenues for the six months ended June 30, 2019. The remainder comes from regional or local payers. At June 30, 2019 and December 31, 2018, 62% and 61%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2019, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the six months ended June 30, 2019, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 96% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both June 30, 2019 and December 31, 2018, approximately 6% of our net accounts receivable for our Hospital Operations and other segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

We also provide financial assistance through our charity and uninsured discount programs to uninsured patients who are unable to pay for the healthcare services they receive. Our policy is not to pursue collection of amounts determined to qualify for financial assistance; therefore, we do not report these amounts in net operating revenues. Most states include an estimate of the cost of charity care in the determination of a hospital’s eligibility for Medicaid DSH payments. These payments are intended to mitigate our cost of uncompensated care. Some states have also developed provider fee or other supplemental payment programs to mitigate the shortfall of Medicaid reimbursement compared to the cost of caring for Medicaid patients.

    The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Estimated costs for:
Uninsured patients	$164	$159	$322	$305
Charity care patients	41	28	75	63
Total	$205	$187	$397	$368

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating revenues:
Hospital Operations and other	$3,827	$3,733	$7,689	$7,680
Ambulatory Care	524	531	1,004	1,029
Conifer	355	386	704	790
Inter-segment eliminations	(146)	(144)	(292)	(294)
Net operating revenues	4,560	4,506	9,105	9,205
Equity in earnings of unconsolidated affiliates	42	39	76	64
Operating expenses:
Salaries, wages and benefits	2,148	2,135	4,301	4,362
Supplies	753	748	1,494	1,522
Other operating expenses, net	1,044	1,027	2,118	2,087
Electronic health record incentives	—	—	(1)	(1)
Depreciation and amortization	214	194	422	398
Impairment and restructuring charges, and acquisition-related costs	36	30	55	77
Litigation and investigation costs	18	13	31	19
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	(8)	2	(118)
Operating income	$388	$406	$759	$923

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.9%	0.9%	0.8%	0.7%
Operating expenses:
Salaries, wages and benefits	47.1%	47.4%	47.3%	47.5%
Supplies	16.5%	16.6%	16.4%	16.5%
Other operating expenses, net	22.9%	22.8%	23.3%	22.7%
Electronic health record incentives	—%	—%	—%	—%
Depreciation and amortization	4.7%	4.3%	4.6%	4.3%
Impairment and restructuring charges, and acquisition-related costs	0.8%	0.7%	0.6%	0.8%
Litigation and investigation costs	0.4%	0.3%	0.3%	0.2%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	(0.2)%	—%	(1.3)%
Operating income	8.5%	9.0%	8.3%	10.0%

Total net operating revenues increased by $54 million, or 1.2%, and decreased by $100 million, or 1.1%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. Hospital Operations and other net operating revenues increased by $92 million and $11 million, or 2.6% and 0.1%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively, primarily due to improved inpatient volumes, a favorable change in payer mix, increased acuity and improved managed care pricing. Ambulatory Care net operating revenues decreased by $7 million and $25 million, or 1.3% and 2.4%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. The changes in 2019 revenues were driven by decreases of $47 million and $96 million due to the sale of Aspen and decreases of $16 million and $31 million due to the deconsolidation of a facility, partially offset by increases in same-facility net operating revenues of $27 million and $48 million and increases from acquisitions of $29 million and $54 million, in each case, for the three and six month periods, respectively. Conifer net operating revenues decreased by $31 million and $86 million, or 8.0% and 10.9%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $33 million and $84 million, or 13.6% and 16.9%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, respectively. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,805	$1,706	5.8%	$3,603	$3,452	4.4%
Supplies	644	623	3.4%	1,281	1,254	2.2%
Other operating expenses	891	807	10.4%	1,809	1,613	12.2%
Total	$3,340	$3,136	6.5%	$6,693	$6,319	5.9%
Ambulatory Care
Salaries, wages and benefits	$157	$165	(4.8)%	$310	$327	(5.2)%
Supplies	108	106	1.9%	207	212	(2.4)%
Other operating expenses	86	95	(9.5)%	168	187	(10.2)%
Total	$351	$366	(4.1)%	$685	$726	(5.6)%
Conifer
Salaries, wages and benefits	$187	$214	(12.6)%	$372	$439	(15.3)%
Supplies	1	1	—%	2	3	(33.3)%
Other operating expenses	64	80	(20.0)%	128	159	(19.5)%
Total	$252	$295	(14.6)%	$502	$601	(16.5)%
Total
Salaries, wages and benefits	$2,149	$2,085	3.1%	$4,285	$4,218	1.6%
Supplies	753	730	3.2%	1,490	1,469	1.4%
Other operating expenses	1,041	982	6.0%	2,105	1,959	7.5%
Total	$3,943	$3,797	3.8%	$7,880	$7,646	3.1%
Rent/lease expense(1)
Hospital Operations and other	$59	$54	9.3%	$118	$110	7.3%
Ambulatory Care	21	20	5.0%	41	40	2.5%
Conifer	3	5	(40.0)%	6	9	(33.3)%
Total	$83	$79	5.1%	$165	$159	3.8%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•	Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices.

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

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)	65	65	—	(1)
Total admissions	169,352	163,903	3.3%		342,822	337,587	1.6%
Adjusted patient admissions(2)	304,066	297,460	2.2%		609,937	601,605	1.4%
Paying admissions (excludes charity and uninsured)	159,129	153,816	3.5%		322,761	318,055	1.5%
Charity and uninsured admissions	10,223	10,087	1.3%		20,061	19,532	2.7%
Admissions through emergency department	121,088	111,902	8.2%		246,316	231,859	6.2%
Paying admissions as a percentage of total admissions	94.0%	93.8%	0.2%	(1)	94.1%	94.2%	(0.1)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.0%	6.2%	(0.2)%	(1)	5.9%	5.8%	0.1%	(1)
Emergency department admissions as a percentage of total admissions	71.5%	68.3%	3.2%	(1)	71.8%	68.7%	3.1%	(1)
Surgeries — inpatient	44,641	45,191	(1.2)%		89,194	90,243	(1.2)%
Surgeries — outpatient	60,936	62,205	(2.0)%		118,832	121,925	(2.5)%
Total surgeries	105,577	107,396	(1.7)%		208,026	212,168	(2.0)%
Patient days — total	787,582	743,442	5.9%		1,602,911	1,560,442	2.7%
Adjusted patient days(2)	1,387,929	1,329,915	4.4%		2,795,982	2,735,483	2.2%
Average length of stay (days)	4.65	4.54	2.4%		4.68	4.62	1.3%
Licensed beds (at end of period)	17,221	17,246	(0.1)%		17,221	17,246	(0.1)%
Average licensed beds	17,221	17,246	(0.1)%		17,221	17,246	(0.1)%
Utilization of licensed beds(3)	50.3%	47.4%	2.9%	(1)	51.4%	50.0%	1.4%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Total visits	1,693,805	1,673,056	1.2%		3,380,669	3,389,952	(0.3)%
Paying visits (excludes charity and uninsured)	1,581,555	1,560,950	1.3%		3,159,190	3,168,144	(0.3)%
Charity and uninsured visits	112,250	112,106	0.1%		221,479	221,808	(0.1)%
Emergency department visits	637,107	622,898	2.3%		1,288,959	1,286,620	0.2%
Surgery visits	60,936	62,205	(2.0)%		118,832	121,925	(2.5)%
Paying visits as a percentage of total visits	93.4%	93.3%	0.1%	(1)	93.4%	93.5%	(0.1)%	(1)
Charity and uninsured visits as a percentage of total visits	6.6%	6.7%	(0.1)%	(1)	6.6%	6.5%	0.1%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Total segment net operating revenues(1)	$3,681	$3,477	5.9%	$7,371	$7,077	4.2%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$3,547	$3,357	5.7%	$7,104	$6,850	3.7%
Net patient service revenue per adjusted patient admission(1)(2)	$11,665	$11,286	3.4%	$11,647	$11,386	2.3%
Net patient service revenue per adjusted patient day(1)(2)	$2,556	$2,524	1.3%	$2,541	$2,504	1.5%

(1)	Revenues are net of implicit price concessions.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Total Segment Selected Operating Expenses	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.0%	49.1%	(0.1)%	(1)	48.9%	48.8%	0.1%	(1)
Supplies as a percentage of net operating revenues	17.5%	17.9%	(0.4)%	(1)	17.4%	17.7%	(0.3)%	(1)
Other operating expenses as a percentage of net operating revenues	24.2%	23.2%	1.0%	(1)	24.5%	22.8%	1.7%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

Revenues

Same-hospital net operating revenues increased $204 million, or 5.9%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to improved volumes, a favorable change in payer mix, increased acuity and improved terms of our managed care contracts. Same-hospital admissions increased 3.3% in the three months ended June 30, 2019 compared to the same period in 2018. Same-hospital outpatient visits increased 1.2% in the three months ended June 30, 2019 compared to the prior-year period.

Same-hospital net operating revenues increased $294 million, or 4.2%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to improved volumes, a favorable change in payer mix, increased acuity and improved terms of our managed care contracts. Same-hospital admissions increased 1.6% in the six months ended June 30, 2019 compared to the same period in 2018. Same-hospital outpatient visits decreased 0.3% in the six months ended June 30, 2019 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Medicare	$218	$229
Medicaid	74	74
Net cost report settlements receivable and valuation allowances	49	18
Managed care	1,579	1,467
Self-pay uninsured	37	47
Self-pay balance after insurance	112	94
Estimated future recoveries	157	148
Other payers	318	325
Total Hospital Operations and other	2,544	2,402
Ambulatory Care	188	191
Total discontinued operations	2	2
	$2,734	$2,595

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at June 30, 2019.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2019, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.4%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at June 30, 2019, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.1% at June 30, 2019.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.495 billion and $2.384 billion at June 30, 2019 and December 31, 2018, respectively, excluding cost report settlements receivable and valuation allowances of $49 million and $18 million, respectively, at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	56%	57%	23%	52%
61-120 days	5%	21%	17%	15%	16%
121-180 days	3%	9%	10%	10%	9%
Over 180 days	3%	14%	16%	52%	23%
Total	100%	100%	100%	100%	100%

	December 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	51%	60%	29%	56%
61-120 days	6%	24%	14%	18%	15%
121-180 days	2%	10%	8%	11%	8%
Over 180 days	3%	15%	18%	42%	21%
Total	100%	100%	100%	100%	100%

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

At June 30, 2019, we had a cumulative total of patient account assignments to Conifer of approximately $2.6 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2019 and December 31, 2018 by aging category for the hospitals currently in the program:

	June 30,	December 31,
	2019	2018
0-60 days	$75	$72
61-120 days	8	16
121-180 days	3	3
Over 180 days	4	5
Total	$90	$96

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues decreased by 10 basis points to 49.0% in the three months ended June 30, 2019 compared to the same period in 2018. The change was primarily due to annual merit increases for certain of our employees and increased workers’ compensation costs as a result of favorable experience in the prior-year period, offset by an increase in same-hospital net operating revenues and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Salaries, wages and benefits expense for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $10 million and $8 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 10 basis points to 48.9% in the six months ended June 30, 2019 compared to the same period in 2018. The change was primarily due to annual merit increases for certain of our employees and increased workers’ compensation costs as a result of favorable experience in the prior-year period, offset by an increase in same-hospital net operating revenues and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Salaries, wages and benefits expense for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $16 million and $13 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased by 40 basis points to 17.5% in the three months ended June 30, 2019 compared to the same period in 2018. Same-hospital supplies expense as a percentage of net operating revenues decreased by 30 basis points to 17.4% in the six months ended June 30, 2019 compared to the same period in 2018. Supplies expense was impacted by the benefits of the group-purchasing strategies and supplies-management services we utilize to reduce costs, partially offset by increased costs from certain higher acuity supply-intensive surgical services.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased by 100 basis points to 24.2% in the three months ended June 30, 2019 compared to 23.2% in the same period in 2018. Same-hospital other operating expenses increased by $84 million, or 10.4%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The changes in other operating expenses included:

•	increased medical fees of $17 million;

•	increased software costs of $13 million;

•	increased legal and consulting fees of $13 million;

•	increased expenses of $6 million related to our risk contracting business in California; and

•	increased malpractice expense of $5 million.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $10 million from a 44 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2018 period, we recognized a favorable adjustment of approximately $3 million from a 13 basis point increase in the discounted present value of projected future malpractice liabilities.

Same-hospital other operating expenses as a percentage of net operating revenues increased by 170 basis points to 24.5% in the six months ended June 30, 2019 compared to 22.8% in the same period in 2018. Same-hospital other operating expenses increased by $196 million, or 12.2%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The changes in other operating expenses included:

•	increased malpractice expense of $47 million;

•	increased medical fees of $42 million;

•	increased software costs of $20 million;

•	increased expenses of $18 million related to our risk contracting business in California; and

•	increased legal and consulting fees of $11 million.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $17 million from a 72 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2018 period, we recognized a favorable adjustment of approximately $13 million from a 48 basis point increase in the discounted present value of projected future malpractice liabilities.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (112 of 344 facilities at June 30, 2019), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 232 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Ambulatory Care Results of Operations	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net operating revenues	$524	$531	(1.3)%	$1,004	$1,029	(2.4)%
Equity in earnings of unconsolidated affiliates	$34	$33	3.0%	$65	$60	8.3%
Salaries, wages and benefits	$157	$165	(4.8)%	$310	$327	(5.2)%
Supplies	$108	$106	1.9%	$207	$212	(2.4)%
Other operating expenses, net	$86	$95	(9.5)%	$168	$187	(10.2)%

Our Ambulatory Care net operating revenues decreased by $7 million, or 1.3% during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change was driven by a decrease of $47 million due to the sale of Aspen and a decrease of $16 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $27 million and an increase from acquisitions of $29 million for the three month period. Our Ambulatory Care net operating revenues decreased by $25 million, or 2.4% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The change was driven by a decrease of $96 million due to the sale of Aspen and a decrease of $31 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $48 million and an increase from acquisitions of $54 million for the six month period.

Salaries, wages and benefits expense decreased by $8 million, or 4.8% during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change was driven by a decrease of $18 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility, partially offset by an increase in same-facility salaries, wages and benefits expense of $7 million and an increase from acquisitions of $7 million for the three month period. Salaries, wages and benefits expense decreased by $17 million, or 5.2% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The change was driven by a decrease of $36 million due to the sale of Aspen and a decrease of $8 million due to the deconsolidation of a facility, partially offset by an increase in same-facility salaries, wages and benefits expense of $14 million and an increase from acquisitions of $13 million for the six month period.

Supplies expense increased by $2 million, or 1.9% during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change was driven by an increase in same-facility supplies expense of $9 million and an increase from acquisitions of $7 million, partially offset by a decrease of $10 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility for the three month period. Supplies expense decreased by $5 million, or 2.4%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The change was driven by a decrease of $21 million due to the sale of Aspen and a decrease of $8 million due to the deconsolidation of a facility, partially offset by an increase in same-facility supplies expense of $12 million and an increase from acquisitions of $12 million for the six month period.

Other operating expenses decreased by $9 million, or 9.5% during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change was driven by a decrease of $13 million due to the sale of Aspen and a decrease of $3 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $2 million and an increase from acquisitions of $5 million for the three month period. Other operating expenses decreased by $19 million, or 10.2% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The change was driven by a decrease of $26 million due to the sale of Aspen and a decrease of $6 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $4 million and an increase from acquisitions of $9 million for the six month period.

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

Ambulatory Care Facility Growth	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net revenues	5.3%	4.8%
Cases	3.2%	2.1%
Net revenue per case	2.0%	2.7%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of June 30, 2019, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Six Months Ended June 30, 2019
Facilities:
With a healthcare system partner	214
Without a healthcare system partner	130
Total facilities operated	344
Change from December 31, 2018
Acquisitions	5
De novo	6
Dispositions/Mergers	(4)
Total increase in number of facilities operated	7

During the six months ended June 30, 2019, we acquired controlling interests in two multi-specialty surgery centers in Virginia and a multi-specialty surgery center in Florida. We paid cash totaling approximately $10 million for these acquisitions. We also acquired a controlling interest in two multi-specialty surgery centers located in California, in which we already had an equity method investment, for a minimal cash outlay. All of these acquired facilities are jointly owned with local physicians and a healthcare system partner is an owner in all of the facilities except the facility in Florida. During the six months ended June 30, 2019, we acquired noncontrolling interests in a multi-specialty surgery center and a single-specialty endoscopy center, both located in New Jersey. We paid cash totaling approximately $7 million for these ownership interests. Both facilities are jointly owned with local physicians and a healthcare system partner.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the six months ended June 30, 2019, we invested approximately $9 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $355 million and $386 million during the three months ended June 30, 2019 and 2018, respectively, and $704 million and $790 million during the six months ended June 30, 2019 and 2018, respectively, a portion of which was eliminated in consolidation as described in Note 19 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $33 million and $84 million, or 13.6% and 16.9%, for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals in the 2019 periods compared to the 2018 periods, as well as $17 million in contract termination payments in the six months ended June 30, 2018.

Salaries, wages and benefits expense for Conifer decreased $27 million, or 12.6%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased $67 million, or 15.3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, in both cases primarily due to the impact of contract terminations and previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $16 million, or 20.0%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and decreased $31 million, or 19.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, in both cases primarily due to the impact of contract terminations and our enterprise-wide cost reduction initiatives.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $36 million, consisting of $4 million of impairment charges, $31 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $11 million of employee severance costs, $1 million of contract and lease termination fees, and $19 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2019 were comprised of $26 million from our Hospital Operations and other segment, $2 million from our Ambulatory Care segment and $8 million from our Conifer segment.

During the three months ended June 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $30 million, consisting of $4 million of impairment charges, $22 million of restructuring charges and $4 million of acquisition-related costs. Impairment charges consisted primarily of $4 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen. Restructuring charges consisted of $9 million of employee severance costs, $4 million of contract and lease termination fees, and $9 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs and $1 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2018 were comprised of $17 million from our Hospital Operations and other segment, $6 million from our Ambulatory Care segment and $7 million from our Conifer segment.

During the six months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $5 million of impairment charges, $47 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $18 million of employee severance costs, $2 million of contract and lease termination fees, and $27 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the six months ended June 30, 2019 were comprised of $36 million from our Hospital Operations and other segment, $5 million from our Ambulatory Care segment and $14 million from our Conifer segment.

During the six months ended June 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $77 million, consisting of $23 million of impairment charges, $47 million of restructuring charges and $7 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities, $4 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $2 million of other impairment charges. Restructuring charges consisted of $26 million of employee severance costs, $5 million of contract and lease termination fees, and $16 million of other restructuring costs. Acquisition-related costs consisted of $5 million of transaction costs and $2 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the six months ended June 30, 2018 were comprised of $58 million from our Hospital Operations and other segment, $7 million from our Ambulatory Care segment and $12 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended June 30, 2019 and 2018 were $18 million and $13 million, respectively. Litigation and investigation costs for the six months ended June 30, 2019 and 2018 were $31 million and $19 million, respectively.

Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended June 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily comprised of a $2 million loss related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by $1 million of gains on the sale of our Chicago-area facilities.

During the three months ended June 30, 2018, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $8 million, primarily due to a $12 million gain from the sale of Des Peres Hospital, physician practices and other hospital-affiliated operations in St. Louis, Missouri.

During the six months ended June 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $2 million, primarily comprised of a $6 million loss on the sale of our Chicago-area facilities, partially offset by $3 million of gains related to consolidation changes of certain USPI businesses due to ownership changes, as well as post-closing adjustments on several other recent divestitures.

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

Interest Expense

Interest expense for the three months ended June 30, 2019 was $247 million compared to $254 million for the same period in 2018. Interest expense for the six months ended June 30, 2019 was $498 million compared to $509 million for the same period in 2018.

Income Tax Expense

During the three months ended June 30, 2019, we recorded income tax expense of $30 million in continuing operations on pre-tax income of $140 million compared to income tax expense of $44 million on pre-tax income of $150 million during the three months ended June 30, 2018. During the six months ended June 30, 2019, we recorded income tax expense of $47 million in continuing operations on pre-tax income of $214 million compared to income tax expense of $114 million on pre-tax income of $410 million during the six months ended June 30, 2018. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax expense at statutory federal rate of 21%	$29	$31	$45	$86
State income taxes, net of federal income tax benefit	6	7	9	17
Tax attributable to noncontrolling interests	(19)	(16)	(36)	(34)
Nondeductible goodwill	—	2	—	7
Nontaxable gains	—	—	(1)	—
Stock-based compensation	1	—	—	4
Change in valuation allowance-interest expense limitation	11	18	35	30
Other items	2	2	(5)	4
Income tax expense	$30	$44	$47	$114

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $95 million for the three months ended June 30, 2019 compared to $82 million for the three months ended June 30, 2018. Net income available (loss attributable) to noncontrolling interests for the three months ended June 30, 2019 was comprised of $(4) million related to our Hospital Operations and other segment, $78 million related to our Ambulatory Care segment and $21 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $3 million was related to the minority interests in USPI.

Net income available to noncontrolling interests was $179 million for the six months ended June 30, 2019 compared to $174 million for the six months ended June 30, 2018. Net income available (loss attributable) to noncontrolling interests for the six months ended June 30, 2019 was comprised of $(8) million related to our Hospital Operations and other segment, $146 million related to our Ambulatory Care segment and $41 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $6 million was related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$17	$26	$(2)	$125
Less: Net income available to noncontrolling interests	(95)	(82)	(179)	(174)
Income from discontinued operations, net of tax	2	2	10	3
Income from continuing operations	110	106	167	296
Income tax expense	(30)	(44)	(47)	(114)
Loss from early extinguishment of debt	—	(1)	(47)	(2)
Other non-operating expense, net	(1)	(1)	—	(2)
Interest expense	(247)	(254)	(498)	(509)
Operating income	388	406	759	923
Litigation and investigation costs	(18)	(13)	(31)	(19)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	8	(2)	118
Impairment and restructuring charges, and acquisition-related costs	(36)	(30)	(55)	(77)
Depreciation and amortization	(214)	(194)	(422)	(398)
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	—	1	(1)	—
Adjusted EBITDA	$657	$634	$1,270	$1,299

Net operating revenues	$4,560	$4,506	$9,105	$9,205
Less: Net operating revenues from health plans	1	—	1	6
Adjusted net operating revenues	$4,559	$4,506	$9,104	$9,199

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	0.4%	0.6%	—%	1.4%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	14.4%	14.1%	13.9%	14.1%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long-term debt transactions disclosed in Notes 6 and 7, respectively, to our accompanying Condensed Consolidated Financial Statements.

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

At June 30, 2019, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.82x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $336 million and $268 million in the six months ended June 30, 2019 and 2018, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2019 will total approximately $650 million to $700 million, including $135 million that was accrued as a liability at December 31, 2018.

Interest payments, net of capitalized interest, were $484 million and $501 million in the six months ended June 30, 2019 and 2018, respectively.

Income tax payments, net of tax refunds, were approximately $13 million in the six months ended June 30, 2019 compared to $21 million in the six months ended June 30, 2018.

SOURCES AND USES OF CASH

Our liquidity for the six months ended June 30, 2019 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $249 million of cash and cash equivalents on hand at June 30, 2019 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $808 million based on our borrowing base calculation at June 30, 2019.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $294 million in the six months ended June 30, 2019 compared to $461 million in the six months ended June 30, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	The impact of an increase in AR Days outstanding;

•	Decreased cash receipts of $16 million related to the California provider fee program;

•	Increased payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $17 million; and

•	The timing of other working capital items.

Net cash used in investing activities was $303 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $225 million for the six months ended June 30, 2018. The primary reason for the decrease was proceeds from sales of facilities and other assets of $40 million in the 2019 period when we completed the sale of three hospitals and hospital-affiliated operations in the Chicago area compared to proceeds from sales of facilities and other assets of $481 million in the 2018 period when we completed the sale of hospitals, physician practices and related assets in the Philadelphia area, the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, and the sale of Des Peres Hospital in St. Louis. There was also a decrease in proceeds from sales of marketable securities, long-term investments and other assets of $134 million in the 2019 period compared to the 2018 period primarily due to the sales of our minority interests in four North Texas hospitals in the 2018 period. Capital expenditures were $336 million and $268 million in the six months ended June 30, 2019 and 2018, respectively.

Net cash used in financing activities was $153 million and $894 million for the six months ended June 30, 2019 and 2018, respectively. The 2019 amount included the proceeds from the issuance of $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes due 2027, as well as the payments for our purchases of $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020, $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due 2019. The 2019 amount also included net borrowings under our credit facility of $190 million. The 2018 amount included our purchase of approximately $30 million aggregate principal amount of our 6.875% senior unsecured notes due 2031, approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023, and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025. The 2018 amount also included $642 million related to purchases of noncontrolling interests, primarily our purchase of an additional 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results of USPI.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Secured and Senior Unsecured Note Refinancing Transactions. On February 5, 2019, we sold $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes, which will mature on February 1, 2027 (the “2027 Senior Secured Second Lien Notes”). We will pay interest on the 2027 Senior Secured Second Lien Notes semi-annually in arrears on February 1 and August 1 of each year, which payments commenced on August 1, 2019. The proceeds from the sale of the 2027 Senior Secured Second Lien Notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemption of all $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020 and all $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, as well as the repayment upon maturity of all $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due March 1, 2019. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $47 million in the three months ended March 31, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.
Credit Agreement. We have a senior secured revolving credit facility (as amended, the “Credit Agreement”) that provides, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which has a scheduled maturity date of December 4, 2020, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the accounts receivable owned by us and the subsidiary guarantors. At June 30, 2019, we were in compliance with all covenants and conditions in our Credit Agreement. At June 30, 2019, we had $190 million of cash borrowings outstanding under the Credit Agreement subject to a weighted average interest rate of 3.77%, and we had $2 million of standby letters of credit outstanding. Based on our eligible receivables, $808 million was available for borrowing under the Credit Agreement at June 30, 2019.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At June 30, 2019, we were in compliance with all covenants and conditions in our LC Facility. At June 30, 2019, we had $100 million of standby letters of credit outstanding under the LC Facility.

For additional information regarding our long-term debt, see Note 7 to our accompanying Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements included in our Annual Report.

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

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our period-end balance sheets. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings under our Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $144 million of standby letters of credit outstanding and guarantees at June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at June 30, 2019. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$165	$2,435	$1,980	$2,827	$1,897	$5,655	$14,959	$15,276
Average effective interest rates	5.7%	6.0%	4.7%	8.6%	7.3%	5.8%	6.4%

Variable rate long-term debt	$—	$190	$—	$—	$—	$—	$190	$190
Average effective interest rates	—	3.8%	—	—	—	—	3.8%

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2019, we added additional controls for the recording and disclosure of right-of-use assets and liabilities related to operating leases.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), except that the following risk factors have been updated to more specifically address the July 24, 2019 announcement of our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company.

We cannot provide any assurances that we will be successful in completing the proposed spin-off of Conifer or in divesting assets in non-core markets.

We cannot predict the outcome of the process we have begun to pursue a tax-free spin-off of Conifer. We cannot provide any assurances regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all. We also continue to exit service lines, businesses and markets that we believe are no longer strategic to our long-term growth. To that end, since January 1, 2018, we divested 11 hospitals in the United States, as well as all of our operations in the United Kingdom. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the cost and service synergies we expect.

With respect to all proposed divestitures of assets or businesses, we may fail to obtain applicable regulatory approvals for such divestitures, including any approval that may be required under our NPA. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material. Furthermore, our divestiture or other corporate development activities (including the planned spin-off of Conifer) may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

A spin-off of Conifer could adversely affect our earnings and cash flows.

Conifer contributes a significant portion of the Company’s earnings and cash flows. We have begun to pursue a tax-free spin-off of Conifer. Although there can be no assurance that this process will result in a consummated transaction, any separation of all or a portion of Conifer’s business could adversely affect our earnings and cash flows.

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins, growth rate and market share.

As we have begun to pursue a spin-off of Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The announcement of our plans to spin off Conifer may have an adverse impact on Conifer’s ability to secure new clients. There can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market, as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Moreover, existing or new competitors may introduce technologies or services that render

Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

Despite current indebtedness levels, we may be able to incur substantially more debt or otherwise increase our leverage. This could further exacerbate the risks described above.

We have the ability to incur additional indebtedness in the future, subject to the restrictions contained in our senior secured revolving credit facility (as amended, the “Credit Agreement”), our letter of credit facility (as amended, the “LC Facility”) and the indentures governing our outstanding notes. We may decide to incur additional secured or unsecured debt in the future to finance our operations and any judgments or settlements or for other business purposes. Similarly, if we complete the proposed spin-off of Conifer or continue to sell assets and do not use the proceeds to repay debt, this could further increase our financial leverage.

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1 billion, with a $300 million subfacility for standby letters of credit. Based on our eligible receivables, $808 million was available for borrowing under the Credit Agreement at June 30, 2019. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At June 30, 2019, we had $190 million of cash borrowings outstanding under the Credit Agreement, and we had $102 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(10)	Material Contracts

(a)
Retirement, General Release, and Consulting Agreement, dated as of June 19, 2019, by and between Tenet Business Services Corporation and Keith B. Pitts (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 21, 2019)*

(b) Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 3, 2019)*

(c) Eighth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 26, 2019*

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

(101 SCH)	XBRL Taxonomy Extension Schema Document

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 5, 2019	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)