Form 10-Q
period 2019-09-30
TENET HEALTHCARE CORP
filed 2019-11-04
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At October 31, 2019, there were 103,895,190 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$314	$411
Accounts receivable	2,768	2,595
Inventories of supplies, at cost	311	305
Income tax receivable	18	21
Assets held for sale	—	107
Other current assets	1,378	1,197
Total current assets	4,789	4,636
Investments and other assets	2,380	1,456
Deferred income taxes	252	312
Property and equipment, at cost, less accumulated depreciation and amortization ($5,645 at September 30, 2019 and $5,221 at December 31, 2018)	7,001	6,993
Goodwill	7,315	7,281
Other intangible assets, at cost, less accumulated amortization ($1,098 at September 30, 2019 and $1,013 at December 31, 2018)	1,620	1,731
Total assets	$23,357	$22,409
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165	$182
Accounts payable	1,125	1,207
Accrued compensation and benefits	842	838
Professional and general liability reserves	230	216
Accrued interest payable	252	240
Liabilities held for sale	—	43
Other current liabilities	1,314	1,131
Total current liabilities	3,928	3,857
Long-term debt, net of current portion	14,858	14,644
Professional and general liability reserves	671	666
Defined benefit plan obligations	495	521
Deferred income taxes	36	36
Other long-term liabilities	1,405	578
Total liabilities	21,393	20,302
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,475	1,420
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 152,118,277 shares issued at September 30, 2019 and 150,897,143 shares issued at December 31, 2018	7	7
Additional paid-in capital	4,751	4,747
Accumulated other comprehensive loss	(216)	(223)
Accumulated deficit	(2,469)	(2,236)
Common stock in treasury, at cost, 48,346,277 shares at September 30, 2019 and 48,359,705 shares at December 31, 2018	(2,414)	(2,414)
Total shareholders’ deficit	(341)	(119)
Noncontrolling interests	830	806
Total equity	489	687
Total liabilities and equity	$23,357	$22,409

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating revenues	$4,568	$4,489	$13,673	$13,694
Equity in earnings of unconsolidated affiliates	38	33	114	97
Operating expenses:
Salaries, wages and benefits	2,174	2,116	6,475	6,478
Supplies	760	726	2,254	2,248
Other operating expenses, net	1,042	1,094	3,160	3,181
Electronic health record incentives	—	—	(1)	(1)
Depreciation and amortization	205	204	627	602
Impairment and restructuring charges, and acquisition-related costs	46	46	101	123
Litigation and investigation costs	84	9	115	28
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	7	3	(111)
Operating income	294	320	1,053	1,243
Interest expense	(244)	(249)	(742)	(758)
Other non-operating expense, net	(3)	—	(3)	(2)
Loss from early extinguishment of debt	(180)	—	(227)	(2)
Income (loss) from continuing operations, before income taxes	(133)	71	81	481
Income tax expense	(20)	(6)	(67)	(120)
Income (loss) from continuing operations, before discontinued operations	(153)	65	14	361
Discontinued operations:
Income from operations	1	—	13	3
Income tax expense	—	—	(2)	—
Income from discontinued operations	1	—	11	3
Net income (loss)	(152)	65	25	364
Less: Net income available to noncontrolling interests	80	74	259	248
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$(9)	$(234)	$116
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(233)	$(9)	$(245)	$113
Income from discontinued operations, net of tax	1	—	11	3
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$(9)	$(234)	$116
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(2.25)	$(0.09)	$(2.37)	$1.11
Discontinued operations	0.01	—	0.11	0.03
	$(2.24)	$(0.09)	$(2.26)	$1.14
Diluted
Continuing operations	$(2.25)	$(0.09)	$(2.37)	$1.09
Discontinued operations	0.01	—	0.11	0.03
	$(2.24)	$(0.09)	$(2.26)	$1.12
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	103,558	102,402	103,181	101,980
Diluted	103,558	102,402	103,181	103,802

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(152)	$65	$25	$364
Other comprehensive income (loss):
Amortization of net actuarial loss included in other non-operating expense, net	3	3	9	11
Sale of foreign subsidiary	—	37	—	37
Foreign currency translation adjustments	—	—	—	(3)
Other comprehensive income before income taxes	3	40	9	45
Income tax benefit (expense) related to items of other comprehensive income (loss)	—	1	(2)	—
Total other comprehensive income, net of tax	3	41	7	45
Comprehensive net income (loss)	(149)	106	32	409
Less: Comprehensive income available to noncontrolling interests	80	74	259	248
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(229)	$32	$(227)	$161

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net income	$25	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	627	602
Deferred income tax expense	57	110
Stock-based compensation expense	34	34
Impairment and restructuring charges, and acquisition-related costs	101	123
Litigation and investigation costs	115	28
Net losses (gains) on sales, consolidation and deconsolidation of facilities	3	(111)
Loss from early extinguishment of debt	227	2
Equity in earnings of unconsolidated affiliates, net of distributions received	(6)	9
Amortization of debt discount and debt issuance costs	25	33
Pre-tax income from discontinued operations	(13)	(3)
Other items, net	(14)	(22)
Changes in cash from operating assets and liabilities:
Accounts receivable	(174)	(36)
Inventories and other current assets	(98)	73
Income taxes	(4)	(14)
Accounts payable, accrued expenses and other current liabilities	(37)	(194)
Other long-term liabilities	(15)	(82)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(136)	(113)
Net cash used in operating activities from discontinued operations, excluding income taxes	(4)	(4)
Net cash provided by operating activities	713	799
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(492)	(404)
Purchases of businesses or joint venture interests, net of cash acquired	(23)	(97)
Proceeds from sales of facilities and other assets — continuing operations	44	498
Proceeds from sales of facilities and other assets — discontinued operations	17	—
Proceeds from sales of marketable securities, long-term investments and other assets	52	165
Purchases of equity investments	(14)	(43)
Other long-term assets	1	5
Other items, net	(11)	(4)
Net cash provided by (used in) investing activities	(426)	120
Cash flows from financing activities:
Repayments of borrowings under credit facility	(1,880)	(505)
Proceeds from borrowings under credit facility	2,155	505
Repayments of other borrowings	(6,084)	(238)
Proceeds from other borrowings	5,718	15
Debt issuance costs	(63)	—
Distributions paid to noncontrolling interests	(223)	(217)
Proceeds from sales of noncontrolling interests	15	14
Purchases of noncontrolling interests	(8)	(643)
Proceeds from exercise of stock options and employee stock purchase plan	4	15
Other items, net	(18)	24
Net cash used in financing activities	(384)	(1,030)
Net decrease in cash and cash equivalents	(97)	(111)
Cash and cash equivalents at beginning of period	411	611
Cash and cash equivalents at end of period	$314	$500
Supplemental disclosures:
Interest paid, net of capitalized interest	$(705)	$(652)
Income tax payments, net	$(18)	$(24)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at September 30, 2019, we operated 65 hospitals and approximately 500 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers.

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

Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; managed care contract negotiations or terminations; the number of patients with high-deductible health insurance plans; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Net Operating Revenues

We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring services to our customers. Net operating revenues are recognized in the amounts we expect to be entitled to, which are the transaction prices allocated for the distinct services. Net operating revenues for our Hospital Operations and other and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Net Patient Service Revenues—We report net patient service revenues at the amounts that reflect the consideration we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payers (including managed care payers and government programs) and others, and they include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Generally, we bill our patients and third-party payers several days after the services are performed or shortly after discharge. Revenues are recognized as performance obligations are satisfied.

Conifer Revenues—Our Conifer segment recognizes revenue from its contracts when Conifer’s performance obligations are satisfied, which is generally as services are rendered. Revenue is recognized in an amount that reflects the consideration to which Conifer expects to be entitled.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $314 million and $411 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, our book overdrafts were $287 million and $288 million, respectively, which were classified as accounts payable.

At September 30, 2019 and December 31, 2018, $204 million and $177 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $2 million and $8 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at September 30, 2019 and December 31, 2018, we had $69 million and $135 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $50 million and $114 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2019 and 2018, we entered into non-cancellable capital (finance) leases of $91 million and $94 million, respectively.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2019:
Capitalized software costs	$1,637	$(927)	$710
Trade names	102	—	102
Contracts	875	(90)	785
Other	104	(81)	23
Total	$2,718	$(1,098)	$1,620

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2018:
Capitalized software costs	$1,667	$(858)	$809
Trade names	102	—	102
Contracts	871	(76)	795
Other	104	(79)	25
Total	$2,744	$(1,013)	$1,731

Estimated future amortization of intangibles with finite useful lives at September 30, 2019 is as follows:

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Amortization of intangible assets	$938	$45	$132	$117	$104	$95	$445

We recognized amortization expense of $138 million and $134 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018, respectively.

Investments in Unconsolidated Affiliates

We control 237 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (111 of 348 at September 30, 2019), as well as additional companies in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating revenues	$622	$546	$1,809	$1,667
Net income	$156	$126	$447	$374
Net income available to the investees	$97	$80	$290	$240

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	September 30, 2019	December 31, 2018
Continuing operations:
Patient accounts receivable	$2,559	$2,427
Estimated future recoveries	169	148
Net cost reports and settlements receivable and valuation allowances	38	18
	2,766	2,593
Discontinued operations	2	2
Accounts receivable, net	$2,768	$2,595

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

We had $274 million and $218 million of receivables recorded in other current assets and investments and other assets, respectively, and $70 million and $50 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at September 30, 2019 related to California’s provider fee program. We had $278 million and $231 million of receivables recorded in other current assets and investments and other assets, respectively, and $100 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018 related to California’s provider fee program.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Estimated costs for:
Uninsured patients	$171	$172	$493	$477
Charity care patients	41	28	116	91
Total	$212	$200	$609	$568

NOTE 3. CONTRACT BALANCES

Hospital Operations and Other Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2019. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

December 31, 2018	$169
September 30, 2019	163
Increase/(decrease)	$(6)

January 1, 2018	$171
September 30, 2018	152
Increase/(decrease)	$(19)

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2018	$42	$11	$61	$20
September 30, 2019	86	11	72	19
Increase/(decrease)	$44	$—	$11	$(1)

January 1, 2018	$89	$10	$80	$21
September 30, 2018	89	11	74	21
Increase/(decrease)	$—	$1	$(6)	$—

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

The amount of revenue Conifer recognized in the nine months ended September 30, 2019 and 2018 that was included in the opening current deferred revenue liability was $57 million and $68 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the three months ended September 30, 2019 and 2018, we recognized amortization expense of $2 million and $3 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized amortization expense of $4 million and $9 million, respectively. At September 30, 2019 and December 31, 2018, the unamortized customer contract costs were $26 million and $28 million, respectively, and are presented as part of investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

There were no assets or liabilities classified as held for sale at September 30, 2019. In the three months ended December 31, 2017, three of our hospitals in the Chicago-area, as well as other operations affiliated with the hospitals, met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $107 million as “assets held for sale” in current assets and the related liabilities of $43 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at December 31, 2018. These assets and liabilities, which were in our Hospital Operations and other segment until their divestiture on January 28, 2019, were recorded at the lower of their carrying amount or their fair value less estimated costs to sell. We recorded impairment charges of $17 million in the three months ended March 31, 2018 for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

The following table provides information on significant components of our business that have been disposed of since January 1, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago-area (includes a $6 million loss on sale in the 2019 year-to-date period and $17 million of impairment charges in the 2018 year-to-date period)	$—	$(10)	$(11)	$(25)
Philadelphia (includes a $2 million loss on sale in the 2018 year-to-date period)	—	1	1	(10)
MacNeal (includes a $88 million gain on sale in the 2018 year-to-date period)	(1)	(7)	1	90
Aspen (includes $9 million of impairment charges in the 2018 year-to-date period)	—	(6)	—	(6)
Total	$(1)	$(22)	$(9)	$49

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $101 million, consisting of $7 million of impairment charges, $90 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $38 million of employee severance costs, $3 million of contract and lease termination fees, and $49 million of other restructuring costs. Acquisition-related costs consisted of $4 million of transaction costs. Our impairment charges for the nine months ended September 30, 2019 were comprised of $4 million from our Hospital Operations and other segment and $3 million from our Ambulatory Care segment.

During the nine months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $123 million, consisting of $29 million of impairment charges, $82 million of restructuring charges and $12 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $3 million of other impairment charges. Restructuring charges consisted of $47 million of employee severance costs, $10 million of contract and lease termination fees, and $25 million of other restructuring costs. Acquisition-related costs consisted of $8 million of transaction costs and $4 million of acquisition integration charges. Our impairment charges for the nine months ended

September 30, 2018 were comprised of $20 million from our Hospital Operations and other segment and $9 million from our Ambulatory Care segment.

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

At September 30, 2019, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LEASES

The following table presents the components of our right-of-use assets and liabilities related to leases and their classification in our Condensed Consolidated Balance Sheet at September 30, 2019:

Component of Lease Balances	Classification in Condensed Consolidated Balance Sheet	September 30, 2019
Assets:
Operating lease assets	Investments and other assets	$913
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	435
Total leased assets		$1,348

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$160
Long-term	Other long-term liabilities	854
Total operating lease liabilities		1,014
Finance lease liabilities:
Current	Current portion of long-term debt	139
Long-term	Long-term debt, net of current portion	201
Total finance lease liabilities		340
Total lease liabilities		$1,354

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

The following table presents the components of our lease expense and their classification in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019:

	Classification on Condensed Consolidated	Three Months Ended	Nine Months Ended
Component of Lease Expense	Statements of Operations	September 30, 2019	September 30, 2019
Operating lease expense	Other operating expenses, net	$54	$156
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	22	63
Interest on lease liabilities	Interest expense	4	12
Total finance lease expense		26	75
Variable and short term-lease expense	Other operating expenses, net	33	100
Total lease expense		$113	$331

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	6.0

Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.6%

Cash flow and other information related to leases is included in the following table:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$146
Operating cash outflows from finance leases	$15
Financing cash outflows from finance leases	$112

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$208
Finance leases	$91

Future maturities of lease liabilities at September 30, 2019 are presented in the following table:

	Operating Leases	Finance Leases	Total
2019	$160	$139	$299
2020	189	137	326
2021	177	80	257
2022	157	24	181
2023	133	13	146
Later years	420	124	544
Total lease payments	1,236	517	1,753
Less: Imputed interest	222	177	399
Total lease obligations	1,014	340	1,354
Less: Current obligations	160	139	299
Long-term lease obligations	$854	$201	$1,055

Future maturities of lease liabilities at December 31, 2018, prior to our adoption of ASU 2016-02, are presented in the following table:

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Capital lease obligations	$425	$140	$95	$57	$37	$21	$75
Long-term non-cancelable operating leases	$932	$171	$151	$133	$113	$92	$272

NOTE 7. LONG-TERM DEBT

The table below shows our long-term debt at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Senior unsecured notes:
5.500% due 2019	$—	$468
6.750% due 2020	—	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.750% due 2020	—	500
6.000% due 2020	—	1,800
4.500% due 2021	—	850
4.375% due 2021	—	1,050
4.625% due 2024	1,870	1,870
4.625% due 2024	600	—
4.875% due 2026	2,100	—
5.125% due 2027	1,500	—
Senior secured second lien notes:
7.500% due 2022	—	750
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	—
Senior secured credit facility due 2024	275	—
Finance leases and mortgage notes	452	500
Unamortized issue costs and note discounts	(196)	(184)
Total long-term debt	15,023	14,826
Less current portion	165	182
Long-term debt, net of current portion	$14,858	$14,644

Senior Secured and Senior Unsecured Notes

On August 26, 2019, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on September 1, 2024 (the “2024 Senior Secured First Lien Notes”), $2.1 billion aggregate principal amount of 4.875% senior secured first lien notes, which will mature on January 1, 2026 (the “2026 Senior Secured First Lien Notes”) and $1.5 billion aggregate principal amount of 5.125% senior secured first lien notes, which will mature on November 1, 2027 (the “2027 Senior Secured First Lien Notes”). We will pay interest on the 2024 Senior Secured First Lien Notes semi-annually in arrears on March 1 and September 1 of each year, which payments will commence on March 1, 2020. We will pay interest on the 2026 Senior Secured First Lien Notes semi-annually in arrears on January 1 and July 1 of each year, which payments will commence on January 1, 2020. We will pay interest on the 2027 Senior Secured First Lien Notes semi-annually in arrears on May 1 and November 1 of each year, which payments will commence on May 1, 2020. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of all $500 million aggregate principal amount of our outstanding 4.750% senior secured first lien notes due 2020, all $1.8 billion aggregate principal amount of our outstanding 6.000% senior secured first lien notes due 2020, all $850 million aggregate principal amount of our outstanding 4.500% senior secured first lien notes due 2021 and all $1.05 billion aggregate principal amount of our outstanding 4.375% senior secured first lien notes due 2021. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $180 million in the three months ended September 30, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

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

Credit Agreement

We amended our senior secured revolving credit facility in September 2019 (as amended, the “Credit Agreement”) to provide, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1.5 billion (from a previous limit of $1.0 billion), with a $200 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which now has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments as of the most recent amendment. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts. At September 30, 2019, we had $275 million of cash borrowings outstanding under the Credit Agreement subject to a weighted average interest rate of 3.45%, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.2 billion was available for borrowing under the Credit Agreement at September 30, 2019.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2019, we had $92 million of standby letters of credit outstanding under the LC Facility.

NOTE 8. GUARANTEES

At September 30, 2019, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $143 million. We had a total liability of $122 million recorded for these guarantees included in other current liabilities at September 30, 2019.

At September 30, 2019, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $25 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2019.

NOTE 9. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At September 30, 2019, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 8.0 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units (approximately 7.9 million shares remain available if we assume maximum performance for outstanding performance-based restricted stock units and options for which performance has not yet been determined).

The accompanying Condensed Consolidated Statements of Operations for both the nine months ended September 30, 2019 and 2018 include $34 million of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	28.28
Exercised	(76,159)	4.56
Forfeited/Expired	(203,256)	19.66
Outstanding at September 30, 2019	2,214,041	$20.53	$6	6.0 years
Vested and expected to vest at September 30, 2019	2,214,041	$20.53	$6	6.0 years
Exercisable at September 30, 2019	684,628	$19.03	$2	2.8 years

There were 76,159 and 612,074 stock options exercised during the nine months ended September 30, 2019 and 2018, respectively, with aggregate intrinsic values of approximately $1 million and $4 million, respectively.

At September 30, 2019, there were $5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

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

The weighted average estimated fair value of stock options we granted in the nine months ended September 30, 2019 and 2018 was $12.50 and $9.16 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

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

The following table summarizes information about our outstanding stock options at September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	1,229,723	5.4 years	$18.14	413,960	$16.46
$19.76 to $35.430	984,318	6.7 years	23.51	270,668	22.94
	2,214,041	6.0 years	$20.53	684,628	$19.03

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2019:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,460,753	27.85
Vested	(1,425,660)	37.49
Forfeited	(329,926)	24.71
Unvested at September 30, 2019	1,589,297	$25.07

In the nine months ended September 30, 2019, we granted an aggregate of 1,460,753 restricted stock units. Of these, 337,848 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over a 27 month period from the grant date, and 340,931 will vest and be settled on the third anniversary of the grant date. In addition, in May 2019, we made an annual grant of 100,444 restricted stock units to our non-employee directors for the 2019-2020 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the board of directors appointed one new member in August 2019, we made an initial grant totaling 3,003 restricted stock units to the director, as well as a prorated annual grant totaling 7,978 restricted stock units. Both the initial grant and the annual grant vested immediately, however, the initial grant settles upon separation from the board, while the annual grant settles on the third anniversary of the grant date. We also granted 7,427 additional restricted stock units that vested and settled immediately as a result of our level of achievement with respect to a performance goal on a 2013 grant and 96,950 additional restricted stock units as a result of our level of achievement with respect to a performance goal on a 2014 grant.

In the nine months ended September 30, 2018, we granted an aggregate of 734,091 restricted stock units. Of these, 288,325 will vest and be settled ratably over a three-year period from the grant date, 339,806 will vest and be settled ratably over a two-year period from the grant date, and 29,870 will vest and be settled on the third anniversary of the grant date. In addition, in May 2018, we made an annual grant of 54,198 restricted stock units to our non-employee directors for the 2018-2019 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. Because the board of directors appointed two new members in May 2018, we made initial grants totaling 3,670 restricted stock units to these directors, as well as prorated annual grants totaling 12,154 restricted stock units. Both the initial grants and the annual grants vested immediately, however, the initial grants will not settle until the directors’ separation from the board, while the annual grants settle on the third anniversary of the grant date. In addition, we granted 6,068 performance-based restricted stock units to certain of our senior officers; the vesting of these restricted stock units is contingent on our achievement of specified performance goals for the years 2018 to 2020. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 6,068 units granted, depending on our level of achievement with respect to the performance goals.

At September 30, 2019, there were $30 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.8 years.

Employee Retirement Plans

In the nine months ended September 30, 2019 and 2018, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million and approximately $2 million, respectively, in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $16 million and $12 million, respectively, in other non-operating expense, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 10. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the nine months ended September 30, 2019 and 2018 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,236)	$(2,414)	$806	$687
Net income (loss)	—	—	—	—	(19)	—	37	18
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,254)	$(2,414)	$808	$674
Net income	—	—	—	—	17	—	47	64
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests	—	—	—	—	—	—	5	5
Stock-based compensation expense, tax benefit and issuance of common stock	256	—	11	—	—	—	—	11
Balances at June 30, 2019	103,336	$7	$4,755	$(219)	$(2,237)	$(2,414)	$825	$717
Net income (loss)	—	—	—	—	(232)	—	45	(187)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Other comprehensive income	—	—	—	3	—	—	—	3
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases (sales) of businesses and noncontrolling interests	—	—	(5)	—	—	—	6	1
Stock-based compensation expense, tax benefit and issuance of common stock	436	—	5	—	—	—	—	5
Balances at September 30, 2019	103,772	$7	$4,751	$(216)	$(2,469)	$(2,414)	$830	$489

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2017	100,972	$7	$4,859	$(204)	$(2,390)	$(2,419)	$686	$539
Net income	—	—	—	—	99	—	31	130
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(34)	(34)
Other comprehensive income	—	—	—	8	—	—	—	8
Accretion of redeemable noncontrolling interests	—	—	(37)	—	—	—	—	(37)
Sales of businesses and noncontrolling interests	—	—	(4)	—	—	—	(2)	(6)
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,017	—	15	—	—	1	—	16
Balances at March 31, 2018	101,989	$7	$4,833	$(239)	$(2,248)	$(2,418)	$681	$616
Net income	—	—	—	—	26	—	42	68
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(38)	(38)
Other comprehensive loss	—	—	—	(4)	—	—	—	(4)
Accretion of redeemable noncontrolling interests	—	—	(123)	—	—	—	—	(123)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	45	43
Stock-based compensation expense, tax benefit and issuance of common stock	312	—	14	—	—	—	—	14
Balances at June 30, 2018	102,301	$7	$4,722	$(243)	$(2,222)	$(2,418)	$730	$576
Net income (loss)	—	—	—	—	(9)	—	40	31
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	41	—	—	—	41
Accretion of redeemable noncontrolling interests	—	—	(6)	—	—	—	—	(6)
Purchases of businesses and noncontrolling interests	—	—	3	—	—	—	36	39
Stock-based compensation expense, tax benefit and issuance of common stock	146	—	14	—	—	3	—	17
Balances at September 30, 2018	102,447	$7	$4,733	$(202)	$(2,231)	$(2,415)	$766	$658

Our noncontrolling interests balances at September 30, 2019 and December 31, 2018 were comprised of $114 million and $112 million, respectively, from our Hospital Operations and other segment, and $716 million and $694 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2019 and 2018 in the table above were comprised of $10 million and $6 million, respectively, from our Hospital Operations and other segment, and $119 million and $107 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$697	$681	$2,176	$2,164
Medicaid	284	336	914	971
Managed care	2,357	2,228	7,041	6,869
Uninsured	44	33	56	78
Indemnity and other	184	156	508	438
Total	3,566	3,434	10,695	10,520
Other revenues(1)	284	328	844	922
Hospital Operations and other total prior to inter-segment eliminations	3,850	3,762	11,539	11,442
Ambulatory Care	522	502	1,526	1,531
Conifer	336	371	1,040	1,161
Inter-segment eliminations	(140)	(146)	(432)	(440)
Net operating revenues	$4,568	$4,489	$13,673	$13,694

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2019 and 2018 by $24 million and $11 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net patient service revenues	$490	$471	$1,437	$1,440
Management fees	23	22	69	68
Revenue from other sources	9	9	20	23
Net operating revenues	$522	$502	$1,526	$1,531

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue cycle services – Tenet	$136	$141	$420	$424
Revenue cycle services – other customers	175	203	542	655
Other services – Tenet	4	5	12	16
Other services – other customers	21	22	66	66
Net operating revenues	$336	$371	$1,040	$1,161

Other services represent approximately 8% of Conifer’s revenue and include value-based care services, consulting services and other client-defined projects.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Common Spirit, a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed-fee revenue related to remaining performance obligations. Conifer’s contract term with Common Spirit ends December 31, 2032.

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2019	2020	2021	2022	2023
Performance obligations	$7,440	$149	$598	$594	$594	$594	$4,911

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

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At September 30, 2019 and December 31, 2018, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $901 million and $882 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.62% at September 30, 2019 and 2.59% at December 31, 2018.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $295 million and $267 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. In January 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. In February 2019, the plaintiffs filed an appeal of the court’s ruling that dismissal was appropriate because the plaintiffs failed to adequately plead that a pre-suit demand on the Company’s board of directors, a precondition to their action, should be excused as futile. The parties’ appellate briefs have been filed, and we expect oral arguments to be held before the end of 2019 or early in 2020. The defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems alleged those hospital systems, including our Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit sought unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. In January 2019, the district court issued an opinion denying the plaintiffs’ motion for class certification. The plaintiffs’ subsequent appeal of the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit was denied in March 2019. In April 2019, the appellate court denied the plaintiffs’ request for additional review of the district court’s ruling, and we learned in August 2019 that the plaintiffs did not request further review by the U.S. Supreme Court. The plaintiffs are now proceeding on behalf of the three named individuals. We will continue to vigorously defend against the plaintiffs’ allegations.

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

Oklahoma Surgical Hospital Qui Tam Action

In May 2016, a relator filed a qui tam lawsuit under seal in the Western District of Oklahoma against, among other parties, (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, (iii) Tenet, and (iv) other related entities and individuals. The complaint alleges various violations of the FCA, the Anti-kickback Statute, the Stark law and the Oklahoma Medicaid False Claims Act. In May 2018, Tenet and its affiliates learned that they were parties to the suit when the court unsealed the complaint and the DOJ declined to intervene with respect to the issues involving Tenet, USPI, OCOM and individually named employees. In June 2018, the relator filed an amended complaint more fully describing the claims and adding additional defendants. Tenet, USPI, OCOM and individually named employees filed motions to dismiss the case in October 2018, but the court has not yet ruled on the motions. The litigation is currently stayed until December 2019 while the parties work to finalize the resolution described below.

Pursuant to the obligations under our NPA, we reported the unsealed qui tam action to the DOJ and began investigating the claims contained in the amended complaint and cooperating fully with the DOJ. We began discussing potential resolution of these matters with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) during the three months ended September 30, 2019.

In October 2019, we reached an agreement in principle with the DOJ to resolve the qui tam lawsuit and related investigations for approximately $66 million, subject to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which includes an estimate of the relator’s attorney’s fees and certain other costs to be paid by us. Any final resolution remains subject to negotiation and final approval of a settlement agreement with the DOJ and any other definitive documentation required by OIG or other government agencies. We believe this could be completed as early as the first quarter of 2020, at which time the monetary component of the resolution would be paid.

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

The table below presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the nine months ended September 30, 2019 and 2018. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period

Nine Months Ended September 30, 2019	$8	$115	$(37)	$86
Nine Months Ended September 30, 2018	$12	$28	$(24)	$16

For the nine months ended September 30, 2019 and 2018, we recorded costs of $115 million and $28 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 14. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Balances at beginning of period	$1,420	$1,866
Net income	130	135
Distributions paid to noncontrolling interests	(105)	(107)
Accretion of redeemable noncontrolling interests	13	166
Purchases and sales of businesses and noncontrolling interests, net	17	(616)
Balances at end of period	$1,475	$1,444

The following tables show the composition by segment of our redeemable noncontrolling interests balances at September 30, 2019 and December 31, 2018, as well as our net income available to redeemable noncontrolling interests for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	December 31, 2018
Hospital Operations and other	$400	$431
Ambulatory Care	743	713
Conifer	332	276
Redeemable noncontrolling interests	$1,475	$1,420

	Nine Months Ended September 30,
	2019	2018
Hospital Operations and other	$(26)	$(17)
Ambulatory Care	100	102
Conifer	56	50
Net income available to redeemable noncontrolling interests	$130	$135

NOTE 15. INCOME TAXES

During the three months ended September 30, 2019, we recorded income tax expense of $20 million in continuing operations on pre-tax loss of $133 million compared to income tax expense of $6 million on pre-tax income of $71 million during the three months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded income tax expense of $67 million in continuing operations on pre-tax income of $81 million compared to income tax expense of $120 million on pre-tax income of $481 million during the nine months ended September 30, 2018. Our provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to noncontrolling interests has been deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax expense (benefit) at statutory federal rate of 21%	$(28)	$15	$17	$101
State income taxes, net of federal income tax benefit	(3)	3	6	20
Tax attributable to noncontrolling interests	(17)	(15)	(53)	(49)
Nondeductible goodwill	—	—	—	7
Tax benefit related to loss on Aspen sale	—	(18)	—	(18)
Nontaxable gains	—	—	(1)	—
Nondeductible litigation costs	7	—	7	—
Stock-based compensation	4	—	4	4
Change in valuation allowance	53	24	88	54
Change in tax contingency reserves, including interest	(3)	—	(3)	—
Other items	7	(3)	2	1
Income tax expense	$20	$6	$67	$120

During the nine months ended September 30, 2019, we decreased our estimated liabilities for uncertain tax positions by $3 million, net of related deferred tax effects. The total amount of unrecognized tax benefits at September 30, 2019 was $41 million, of which $39 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits at September 30, 2019 were $3 million, all of which related to continuing operations.

At September 30, 2019, approximately $7 million of unrecognized federal and state tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 16. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three and nine months ended September 30, 2019 and 2018. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(233)	103,558	$(2.25)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(233)	103,558	$(2.25)

Three Months Ended September 30, 2018
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(9)	102,402	$(0.09)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(9)	102,402	$(0.09)

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Nine Months Ended September 30, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(245)	103,181	$(2.37)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(245)	103,181	$(2.37)

Nine Months Ended September 30, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$113	101,980	$1.11
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,822	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$113	103,802	$1.09

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,024 and 2,173 for the three months ended September 30, 2019 and 2018, respectively, and 1,403 for the nine months ended September 30, 2019.

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

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2019 and December 31, 2018, the estimated fair value of our long-term debt was approximately 103.9% and 97.3%, respectively, of the carrying value of the debt.

NOTE 18. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Current assets	$5	$5
Property and equipment	15	12
Other intangible assets	4	7
Goodwill	34	211
Other long-term assets, including previously held equity method investments	6	(18)
Current liabilities	(4)	1
Long-term liabilities	(10)	(16)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(16)	(18)
Noncontrolling interests	(6)	(85)
Cash paid, net of cash acquired	(23)	(97)
Gains on consolidations	$5	$2

The goodwill generated from these transactions, the majority of which will be not deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $34 million from acquisitions completed during the nine months ended September 30, 2019 was recorded in our Ambulatory Care segment. Approximately $4 million and $8 million in transaction costs related to prospective and closed acquisitions were expensed during the nine month periods ended September 30, 2019 and 2018, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the nine months ended September 30, 2019 and 2018, we recognized gains totaling $5 million and $2 million, respectively, associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 19. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. At September 30, 2019, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At September 30, 2019, USPI had interests in 264 ambulatory surgery centers, 38 urgent care centers operated under the CareSpot brand, 23 imaging centers and 23 surgical hospitals in 27 states. At September 30, 2019, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers. At September 30, 2019, Conifer provided services to approximately 670 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At

September 30, 2019, we owned 76% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2019	December 31, 2018
Assets:
Hospital Operations and other	$16,202	$15,684
Ambulatory Care	6,100	5,711
Conifer	1,055	1,014
Total	$23,357	$22,409

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Capital expenditures:
Hospital Operations and other	$135	$115	$423	$343
Ambulatory Care	16	18	57	46
Conifer	5	3	12	15
Total	$156	$136	$492	$404

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations(1)	$3,850	$3,762	$11,539	$11,442
Ambulatory Care	522	502	1,526	1,531
Conifer
Tenet	140	146	432	440
Other customers	196	225	608	721
Total Conifer revenues	336	371	1,040	1,161
Inter-segment eliminations	(140)	(146)	(432)	(440)
Total	$4,568	$4,489	$13,673	$13,694

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$1	$2	$12	$6
Ambulatory Care	37	31	102	91
Total	$38	$33	$114	$97

Adjusted EBITDA(2):
Hospital Operations and other(2)	$334	$312	$1,018	$1,059
Ambulatory Care	207	184	591	547
Conifer	90	81	292	270
Total	$631	$577	$1,901	$1,876

Depreciation and amortization:
Hospital Operations and other	$175	$175	$539	$514
Ambulatory Care	19	17	55	51
Conifer	11	12	33	37
Total	$205	$204	$627	$602

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA(2)	$631	$577	$1,901	$1,876
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	9	(2)	9
Depreciation and amortization	(205)	(204)	(627)	(602)
Impairment and restructuring charges, and acquisition-related costs	(46)	(46)	(101)	(123)
Litigation and investigation costs	(84)	(9)	(115)	(28)
Interest expense	(244)	(249)	(742)	(758)
Loss from early extinguishment of debt	(180)	—	(227)	(2)
Other non-operating expense, net	(3)	—	(3)	(2)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	(7)	(3)	111
Income (loss) from continuing operations, before income taxes	$(133)	$71	$81	$481

(1)
Hospital Operations and other revenues includes health plan revenues of less than $1 million and approximately $1 million for the three and nine months ended September 30, 2019, respectively, and $8 million and $14 million for the three and nine months ended September 30, 2018, respectively.

(2)
Hospital Operations and other Adjusted EBITDA excludes health plan EBITDA of $(1) million and $(2) million for the three and nine months ended September 30, 2019, respectively, and $9 million for both of the three and nine months ended September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices. Our Ambulatory Care segment is comprised of the operations of our USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At September 30, 2019, USPI had interests in 264 ambulatory surgery centers, 38 urgent care centers, 23 imaging centers and 23 surgical hospitals in 27 states. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we owned 76.2% as of September 30, 2019, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of (i) our same 65 hospitals operated throughout the nine months ended September 30, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, (v) three Chicago-area hospitals, which we divested effective January 28, 2019, and (vi) Aspen's nine facilities, which we divested August 17, 2018. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on improving operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing physician and patient satisfaction, growing our higher-acuity inpatient service lines, expanding patient access points, and exiting service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $38 million in the nine months ended September 30, 2019, and we expect to incur additional such restructuring charges in the remainder of 2019.

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

Conifer serves approximately 670 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses.

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

Reducing Our Leverage—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2022 through 2031. Although we believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time, it is nonetheless our long-term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk and increase the potential for us to continue to use lower rate secured debt to refinance portions of our higher rate unsecured debt.

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

RESULTS OF OPERATIONS—OVERVIEW

The following tables show certain selected operating statistics for our continuing operations, which includes the results of (i) our same 65 hospitals operated throughout the nine months ended September 30, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, and (v) three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. The results of our former Aspen facilities, which we divested on August 17, 2018, are also included.

	Continuing Operations Three Months Ended September 30,
Selected Operating Statistics	2019	2018	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	68	(3)	(1)
Total admissions	170,004	168,201	1.1%
Adjusted patient admissions(2)	306,535	306,197	0.1%
Paying admissions (excludes charity and uninsured)	159,299	157,193	1.3%
Charity and uninsured admissions	10,705	11,008	(2.8)%
Emergency department visits	627,055	638,248	(1.8)%
Total surgeries	105,736	107,094	(1.3)%
Patient days — total	782,643	761,920	2.7%
Adjusted patient days(2)	1,381,862	1,365,662	1.2%
Average length of stay (days)	4.60	4.53	1.5%
Average licensed beds	17,208	18,302	(6.0)%
Utilization of licensed beds(3)	49.4%	45.3%	4.1%	(1)
Total visits	1,673,801	1,722,292	(2.8)%
Paying visits (excludes charity and uninsured)	1,562,007	1,607,184	(2.8)%
Charity and uninsured visits	111,794	115,108	(2.9)%
Ambulatory Care
Total consolidated facilities (at end of period)	237	228	9	(1)
Total cases	522,530	491,377	6.3%

(1)	The change is the difference between the 2019 and 2018 amounts shown.
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

Total admissions increased by 1,803, or 1.1%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and total surgeries decreased by 1,358, or 1.3%, in the 2019 period compared to the 2018 period. Our emergency department visits decreased 1.8% in the three months ended September 30, 2019 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were negatively affected by the sale of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases increased 6.3% in the three months ended September 30, 2019 compared to the 2018 period despite the negative impact of the sale of Aspen effective August 17, 2018.

	Continuing Operations Three Months Ended September 30,
Revenues	2019	2018	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,850	$3,762	2.3%
Ambulatory Care	522	502	4.0%
Conifer	336	371	(9.4)%
Inter-segment eliminations	(140)	(146)	(4.1)%
Total	$4,568	$4,489	1.8%

Net operating revenues increased by $79 million, or 1.8%, in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to increased volumes and acuity, and improved managed care pricing.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 59.6 days at September 30, 2019 and 56.5 days at December 31, 2018, compared to our target of less than 55 days. This calculation includes our Hospital Operations and other contract assets, and excludes (i) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (ii) MacNeal Hospital, which we divested effective March 1, 2018, (iii) Des Peres Hospital, which we divested effective May 1, 2018, (iv) three Chicago-area hospitals, which we divested effective January 28, 2019, and (v) our California provider fee revenues.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,837	$1,746	5.2%
Supplies	650	621	4.7%
Other operating expenses	891	930	(4.2)%
Total	$3,378	$3,297	2.5%
Ambulatory Care
Salaries, wages and benefits	$157	$157	—%
Supplies	109	104	4.8%
Other operating expenses	86	88	(2.3)%
Total	$352	$349	0.9%
Conifer
Salaries, wages and benefits	$180	$213	(15.5)%
Supplies	1	1	—%
Other operating expenses	65	76	(14.5)%
Total	$246	$290	(15.2)%
Total
Salaries, wages and benefits	$2,174	$2,116	2.7%
Supplies	760	726	4.7%
Other operating expenses	1,042	1,094	(4.8)%
Total	$3,976	$3,936	1.0%
Rent/lease expense(1)
Hospital Operations and other	$60	$57	5.3%
Ambulatory Care	22	20	10.0%
Conifer	3	4	(25.0)%
Total	$85	$81	4.9%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses per Adjusted Patient Admission	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$5,991	$5,700	5.1%
Supplies per adjusted patient admission(1)	2,119	2,028	4.5%
Other operating expenses per adjusted patient admission(1)	2,911	3,043	(4.3)%
Total per adjusted patient admission	$11,021	$10,771	2.3%

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

Salaries, wages and benefits per adjusted patient admission increased 5.1% in the three months ended September 30, 2019 compared to the same period in 2018. This change was primarily due to annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense, partially offset by lower health benefits costs and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Additionally, a one-day strike by union nurses that impacted 12 of our hospitals caused a one-time increase to contract labor costs this quarter.

Supplies expense per adjusted patient admission increased 4.5% in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission decreased by 4.3% in the three months ended September 30, 2019 compared to the prior-year period. This decrease was primarily due to lower medical fees, including decreased claim expenses relating to our risk contracting business in California, and lower malpractice expense, partially offset by the impact of gains on asset sales in the 2018 period primarily related to the sale of an equity method investment. The 2019 period also included an unfavorable adjustment of approximately $7 million from a 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $5 million from a 20 basis point increase in the interest rate in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $314 million at September 30, 2019 compared to $249 million at June 30, 2019.

Significant cash flow items in the three months ended September 30, 2019 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $700 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $56 million;

•	Capital expenditures of $156 million;

•	Proceeds from sales of marketable securities, long-term investments and other assets of $43 million;

•	Interest payments of $221 million;

•	Purchases of businesses or joint venture interests of $10 million;

•	Debt issuance costs of $45 million;

•	$600 million of proceeds from the issuance of $600 million aggregate principal amount of 4.625% senior secured first lien notes due 2024;

•	$2.1 billion of proceeds from the issuance of $2.1 billion aggregate principal amount of 4.875% senior secured first lien notes due 2026;

•	$1.5 billion of proceeds from the issuance of $1.5 billion aggregate principal amount of 5.125% senior secured first lien notes due 2027;

•	$509 million of payments to purchase $500 million aggregate principal amount of our outstanding 4.750% senior secured first lien notes due 2020;

•	$1.87 billion of payments to purchase $1.8 billion aggregate principal amount of our outstanding 6.000% senior secured first lien notes due 2020;

•	$880 million of payments to purchase $850 million aggregate principal amount of our outstanding 4.500% senior secured first lien notes due 2021;

•	$1.099 billion of payments to purchase $1.05 billion aggregate principal amount of our outstanding 4.375% senior secured first lien notes due 2021; and

•	$79 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $713 million in the nine months ended September 30, 2019 compared to $799 million in the nine months ended September 30, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	The impact of an increase in AR Days outstanding;

•	Decreased cash receipts of $50 million related to the California provider fee program;

•	Increased payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $23 million; and

•	The timing of other working capital items.

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Service Revenues Less Implicit Price Concessions from:	2019	2018	Increase (Decrease)(1)	2019	2018	Increase (Decrease)(1)
Medicare	19.6%	19.8%	(0.2)%	20.4%	20.6%	(0.2)%
Medicaid	8.0%	9.8%	(1.8)%	8.6%	9.2%	(0.6)%
Managed care(2)	66.1%	64.9%	1.2%	65.8%	65.3%	0.5%
Uninsured	1.2%	0.9%	0.3%	0.5%	0.7%	(0.2)%
Indemnity and other	5.1%	4.6%	0.5%	4.7%	4.2%	0.5%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2019	2018	Increase (Decrease)(1)	2019	2018	Increase (Decrease)(1)
Medicare	23.9%	24.4%	(0.5)%	25.0%	25.5%	(0.5)%
Medicaid	6.4%	6.5%	(0.1)%	6.2%	6.3%	(0.1)%
Managed care(2)	60.7%	60.0%	0.7%	60.2%	59.6%	0.6%
Charity and uninsured	6.3%	6.5%	(0.2)%	6.0%	6.0%	—%
Indemnity and other	2.7%	2.6%	0.1%	2.6%	2.6%	—%

(1)	The change is the difference between the 2019 and 2018 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 60 million individuals rely on healthcare benefits through Medicare, and approximately 72 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of 10 years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2019	2018	2019	2018
Medicare severity-adjusted diagnosis-related group — operating	$362	$355	$1,134	$1,152
Medicare severity-adjusted diagnosis-related group — capital	33	32	101	104
Outliers	17	16	62	64
Outpatient	182	178	557	561
Disproportionate share	61	55	178	169
Other(1)	42	45	144	114
Total Medicare net patient service revenues	$697	$681	$2,176	$2,164

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

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 18.6% and 19.9% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the nine months ended September 30, 2019 and 2018, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2019 and 2018, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $604 million and $651 million, respectively. The 2019 period included $197 million related the Michigan provider fee program, $187 million from the California provider fee program, $112 million related to Medicaid DSH programs in multiple states, $93 million related to the Texas 1115 waiver program, and $15 million from a number of other state and local programs.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2019 and 2018 are set forth in the following table. These revenues are presented net of provider assessments, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Nine Months Ended September 30,
Hospital Location	2019	2018
Alabama	$69	$69
Arizona	112	118
California	650	660
Florida	169	171
Illinois	5	69
Massachusetts	68	72
Michigan	542	560
Pennsylvania	—	8
South Carolina	42	41
Tennessee	27	27
Texas	304	299
	$1,988	$2,094

Medicaid and Managed Medicaid revenues comprised 46% and 54%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment for both the nine months ended September 30, 2019 and 2018.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Under Medicare law, CMS is required to annually update certain rules governing the inpatient prospective payment systems (“IPPS”). The updates generally become effective October 1, the beginning of the federal fiscal year. In August 2019, CMS issued the final Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2020 Rates (“August 2019 Rule”) and, in October 2019, CMS issued a notice (“October 2019 Correction Notice”) correcting minor errors in the August 2019 Rule. The August 2019 Rule and the October 2019 Correction Notice are collectively referred to as the “Final IPPS Rule”. The Final IPPS Rule includes the following payment and policy changes:

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

•	A 0.64% net increase in the capital federal MS-DRG rate;

•	An increase in the cost outlier threshold from $25,769 to $26,552; and

•	Changes in the calculation of the wage index areas that include:

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

Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

On November 1, 2019, CMS released policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2020 (“Final OPPS/ASC Rule”). The Final OPPS/ASC Rule includes the following payment and policy changes:

•	An estimated net increase of 2.6% for the OPPS rates based on an estimated market basket increase of 3.0% reduced by a multifactor productivity adjustment required by the ACA of 0.4%;

•
A continuation of the reduced payment amount for separately payable drugs acquired with a discount under CMS’ 340B program (“340B Drugs”) equal to a rate of average sales price (“ASP”) minus 22.5%. CMS is also soliciting comments on alternative payment policies for 340B Drugs, as well as the appropriate remedy for CYs 2018 and 2019. CMS recently announced its intent to conduct a 340B hospital survey to collect drug acquisition cost data for CY 2018 and 2019. Such data may be used in setting the future Medicare payment amount for drugs acquired by 340B, and may be used to devise a remedy for prior years in the event that CMS does not prevail on appeal in the pending litigation discussed in greater detail below;

•	A prior authorization process for five categories of services; and

•	A 2.6% increase to the ASC payment rates.

•
In the CY 2020 Proposed OPPS/ASC Rule, CMS proposed a policy that would require hospitals to post negotiated prices for certain services. CMS recently announced that it has separated the proposal from the CY 2020 OPPS rulemaking and that the agency intends to respond to public comments on the proposed policies in a forthcoming final rule.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.3% increase in Medicare FFS OPPS payments for all hospitals, an average 1.2% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 2.1% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $10 million, which represents an increase of approximately 1.7%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On November 1, 2019, CMS issued a final rule that includes updates to payment policies, payment rates, quality provisions and other policies for services reimbursed under the Medicare Physician Fee Schedule (“MPFS”) for CY 2020. With the budget neutrality adjustment to account for changes in the relative value units required by law, the final MPFS conversion factor for 2020 will increase by approximately 0.14%. CMS estimates that the impact of the payment and policy changes in the final rule will result in no change in aggregate FFS MPFS payments across all specialties.

Medicaid DSH Reductions

On September 23, 2019, CMS issued a final rule for calculating the $4 billion in reductions to state Medicaid DSH allotments for FFY 2020 and the $8 billion for each subsequent year through 2025 required under current law. On September 27, 2019, the President signed the Continuing Appropriations Act, 2020 and the Health Extenders Act of 2020 that funds the federal government through November 21, 2019 and delayed through November 21, 2019 the FFY 2020 Medicaid DSH reduction that otherwise would have begun on October 1, 2019. We are unable to predict what legislative action, if any, Congress will ultimately take with respect to a further delay in the Medicaid DSH reductions and/or DSH allotment policies. If no further legislative action is taken, we expect our Medicaid DSH revenues to decrease by $11 million in the three months ending December 31, 2019 and continue at that level in each subsequent quarter until further reductions are required under existing law.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately payable drugs at discounted rates from drug manufacturers. In the final rule regarding OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from ASP plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rule regarding OPPS payment and policy changes for CY 2019 (“CY 2019 OPPS Final Rule”), CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018 and 2019. During the three months ended June 30, 2019, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. Also during the three months ended June 30, 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). We cannot predict the ultimate outcome of the 340B litigation; however, CMS’ remedy and/or an unfavorable outcome of the litigation could have an adverse effect on the Company’s net revenues and cash flows.

Medicare Disproportionate Share Hospital Litigation

Medicare makes additional payments to hospitals that treat a disproportionately high share of low-income patients, Prior to October 1, 2013, DSH payments were based on each hospital’s low income utilization for each payment year (the “Pre-ACA DSH Formula”). In the final rule regarding IPPS payment and policy changes for FFY 2005, CMS revised its policy on the calculation of one of the ratios used in the Pre-ACA DSH Formula. A group of hospitals challenged the policy change claiming that CMS failed to provide adequate notice and a comment period. The District Court vacated the rule. CMS appealed the ruling, and the Circuit Court affirmed the District Court’s decision. Since then, CMS has continued to use the vacated policy and was again met with legal challenges. In 2019, the U.S. Supreme Court (“SCOTUS”) upheld the Circuit Court’s decision that CMS’ continued use of the vacated policy is not legal. Although the SCOTUS decision applies only to the 2012 ratios for the plaintiff hospitals, it establishes a precedent that we believe will result in a favorable outcome in our pending Medicare DSH appeals for years 2005-2013; however, we cannot predict the timing or outcome of our appeals or when and how CMS will implement the SCOTUS decision. A favorable outcome of our DSH appeals could have a material impact on our future revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the nine months ended September 30, 2019 and 2018 was $7.041 billion and $6.869 billion, respectively. Our top ten managed care payers generated 62% of our managed care net patient service revenues for the nine months ended September 30, 2019. National payers generated 43% of our managed care net patient service revenues for the nine months ended September 30, 2019. The remainder comes from regional or local payers. At September 30, 2019 and December 31, 2018, 62% and 61%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2019, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the nine months ended September 30, 2019, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 99% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At September 30, 2019 and December 31, 2018, approximately 5% and 6%, respectively, of our net accounts receivable for our Hospital Operations and other segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

    The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Estimated costs for:
Uninsured patients	$171	$172	$493	$477
Charity care patients	41	28	116	91
Total	$212	$200	$609	$568

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating revenues:
Hospital Operations and other	$3,850	$3,762	$11,539	$11,442
Ambulatory Care	522	502	1,526	1,531
Conifer	336	371	1,040	1,161
Inter-segment eliminations	(140)	(146)	(432)	(440)
Net operating revenues	4,568	4,489	13,673	13,694
Equity in earnings of unconsolidated affiliates	38	33	114	97
Operating expenses:
Salaries, wages and benefits	2,174	2,116	6,475	6,478
Supplies	760	726	2,254	2,248
Other operating expenses, net	1,042	1,094	3,160	3,181
Electronic health record incentives	—	—	(1)	(1)
Depreciation and amortization	205	204	627	602
Impairment and restructuring charges, and acquisition-related costs	46	46	101	123
Litigation and investigation costs	84	9	115	28
Net losses (gains) on sales, consolidation and deconsolidation of facilities	1	7	3	(111)
Operating income	$294	$320	$1,053	$1,243

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.8%	0.7%	0.8%	0.7%
Operating expenses:
Salaries, wages and benefits	47.7%	47.1%	47.4%	47.3%
Supplies	16.6%	16.2%	16.5%	16.4%
Other operating expenses, net	22.8%	24.4%	23.1%	23.2%
Electronic health record incentives	—%	—%	—%	—%
Depreciation and amortization	4.5%	4.5%	4.6%	4.4%
Impairment and restructuring charges, and acquisition-related costs	1.0%	1.0%	0.7%	0.9%
Litigation and investigation costs	1.8%	0.2%	0.8%	0.2%
Net losses (gains) on sales, consolidation and deconsolidation of facilities	—%	0.2%	—%	(0.8)%
Operating income	6.4%	7.1%	7.7%	9.1%

Total net operating revenues increased by $79 million, or 1.8%, and decreased by $21 million, or 0.2%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively. Hospital Operations and other net operating revenues increased by $94 million and $105 million, or 2.6% and 1.0%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively, primarily due to improved inpatient volumes, increased acuity and improved managed care pricing. Ambulatory Care net operating revenues increased by $20 million, or 4.0%, and decreased by $5 million, or 0.3%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively. The change in 2019 revenues for the three month period was driven by an increase in same-facility net operating revenues of $34 million and an increase from acquisitions of $22 million, partially offset by a $21 million decrease due to the sale of Aspen and a decrease of $15 million due to the deconsolidation of a facility. The change in 2019 revenues for the nine month period was driven by a decrease of $117 million due to the sale of Aspen and a decrease of $46 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $82 million and an increase from acquisitions of $76 million. Conifer net operating revenues decreased by $35 million and $121 million, or 9.4% and 10.4%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $29 million and $113 million, or 12.9% and 15.7%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, respectively. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals in the 2019 periods compared to the 2018 periods, as well as $17 million in contract termination payments received in the nine months ended September 30, 2018.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the nine months ended September 30, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$1,837	$1,699	8.1%	$5,440	$5,151	5.6%
Supplies	651	605	7.6%	1,932	1,859	3.9%
Other operating expenses	890	887	0.3%	2,698	2,499	8.0%
Total	$3,378	$3,191	5.9%	$10,070	$9,509	5.9%
Ambulatory Care
Salaries, wages and benefits	$157	$157	—%	$467	$484	(3.5)%
Supplies	109	104	4.8%	316	316	—%
Other operating expenses	86	88	(2.3)%	254	275	(7.6)%
Total	$352	$349	0.9%	$1,037	$1,075	(3.5)%
Conifer
Salaries, wages and benefits	$180	$213	(15.5)%	$552	$652	(15.3)%
Supplies	1	1	—%	3	4	(25.0)%
Other operating expenses	65	76	(14.5)%	193	235	(17.9)%
Total	$246	$290	(15.2)%	$748	$891	(16.0)%
Total
Salaries, wages and benefits	$2,174	$2,069	5.1%	$6,459	$6,287	2.7%
Supplies	761	710	7.2%	2,251	2,179	3.3%
Other operating expenses	1,041	1,051	(1.0)%	3,145	3,009	4.5%
Total	$3,976	$3,830	3.8%	$11,855	$11,475	3.3%
Rent/lease expense(1)
Hospital Operations and other	$60	$56	7.1%	$178	$166	7.2%
Ambulatory Care	22	20	10.0%	63	60	5.0%
Conifer	3	4	(25.0)%	9	13	(30.8)%
Total	$85	$80	6.3%	$250	$239	4.6%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•	Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, microhospitals and physician practices.

•
Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals (and also included nine facilities in the United Kingdom until we divested Aspen effective August 17, 2018).

•	Conifer, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the nine months ended September 30, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)	65	65	—	(1)
Total admissions	170,004	164,075	3.6%		512,826	501,662	2.2%
Adjusted patient admissions(2)	306,535	298,221	2.8%		916,472	899,826	1.8%
Paying admissions (excludes charity and uninsured)	159,300	153,227	4.0%		482,061	471,282	2.3%
Charity and uninsured admissions	10,704	10,848	(1.3)%		30,765	30,380	1.3%
Admissions through emergency department	120,915	113,833	6.2%		367,231	345,692	6.2%
Paying admissions as a percentage of total admissions	93.7%	93.4%	0.3%	(1)	94.0%	93.9%	0.1%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.3%	6.6%	(0.3)%	(1)	6.0%	6.1%	(0.1)%	(1)
Emergency department admissions as a percentage of total admissions	71.1%	69.4%	1.7%	(1)	71.6%	68.9%	2.7%	(1)
Surgeries — inpatient	45,637	44,783	1.9%		134,831	135,026	(0.1)%
Surgeries — outpatient	60,099	60,080	—%		178,931	182,005	(1.7)%
Total surgeries	105,736	104,863	0.8%		313,762	317,031	(1.0)%
Patient days — total	782,643	740,870	5.6%		2,385,554	2,301,312	3.7%
Adjusted patient days(2)	1,381,862	1,325,229	4.3%		4,177,844	4,060,712	2.9%
Average length of stay (days)	4.60	4.52	1.8%		4.65	4.59	1.3%
Licensed beds (at end of period)	17,206	17,234	(0.2)%		17,206	17,234	(0.2)%
Average licensed beds	17,208	17,234	(0.2)%		17,217	17,242	(0.1)%
Utilization of licensed beds(3)	49.4%	46.7%	2.7%	(1)	50.8%	48.9%	1.9%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Total visits	1,673,801	1,647,013	1.6%		5,054,470	5,036,965	0.3%
Paying visits (excludes charity and uninsured)	1,562,010	1,536,247	1.7%		4,721,200	4,704,391	0.4%
Charity and uninsured visits	111,791	110,766	0.9%		333,270	332,574	0.2%
Emergency department visits	627,055	617,925	1.5%		1,916,014	1,904,545	0.6%
Surgery visits	60,099	60,080	—%		178,931	182,005	(1.7)%
Paying visits as a percentage of total visits	93.3%	93.3%	—%	(1)	93.4%	93.4%	—%	(1)
Charity and uninsured visits as a percentage of total visits	6.7%	6.7%	—%	(1)	6.6%	6.6%	—%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Total segment net operating revenues(1)	$3,707	$3,521	5.3%	$11,078	$10,598	4.5%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$3,562	$3,367	5.8%	$10,666	$10,217	4.4%
Net patient service revenue per adjusted patient admission(1)(2)	$11,620	$11,290	2.9%	$11,638	$11,354	2.5%
Net patient service revenue per adjusted patient day(1)(2)	$2,578	$2,541	1.5%	$2,553	$2,516	1.5%

(1)	Revenues are net of implicit price concessions.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Total Segment Selected Operating Expenses	2019	2018	Increase (Decrease)		2019	2018	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.6%	48.3%	1.3%	(1)	49.1%	48.6%	0.5%	(1)
Supplies as a percentage of net operating revenues	17.6%	17.2%	0.4%	(1)	17.4%	17.5%	(0.1)%	(1)
Other operating expenses as a percentage of net operating revenues	24.0%	25.2%	(1.2)%	(1)	24.4%	23.6%	0.8%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.

Revenues

Same-hospital net operating revenues increased $186 million, or 5.3%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to improved volumes, a favorable change in payer mix, increased acuity and improved terms of our managed care contracts. Same-hospital admissions increased 3.6% in the three months ended September 30, 2019 compared to the same period in 2018. Same-hospital outpatient visits increased 1.6% in the three months ended September 30, 2019 compared to the prior-year period.

Same-hospital net operating revenues increased $480 million, or 4.5%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to improved volumes, a favorable change in payer mix, increased acuity and improved terms of our managed care contracts. Same-hospital admissions increased 2.2% in the nine months ended September 30, 2019 compared to the same period in 2018. Same-hospital outpatient visits increased 0.3% in the nine months ended September 30, 2019 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Medicare	$214	$229
Medicaid	70	74
Net cost report settlements receivable and valuation allowances	38	18
Managed care	1,601	1,467
Self-pay uninsured	38	47
Self-pay balance after insurance	101	94
Estimated future recoveries	169	148
Other payers	347	325
Total Hospital Operations and other	2,578	2,402
Ambulatory Care	188	191
Total discontinued operations	2	2
	$2,768	$2,595

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2019.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2019, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 23.0%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at September 30, 2019, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.1% at September 30, 2019.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.540 billion and $2.384 billion at September 30, 2019 and December 31, 2018, respectively, excluding cost report settlements receivable and valuation allowances of $38 million and $18 million, respectively, at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	46%	57%	22%	51%
61-120 days	5%	22%	16%	15%	15%
121-180 days	2%	10%	9%	9%	9%
Over 180 days	2%	22%	18%	54%	25%
Total	100%	100%	100%	100%	100%

	December 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	51%	60%	24%	54%
61-120 days	6%	24%	14%	15%	14%
121-180 days	2%	10%	8%	10%	8%
Over 180 days	3%	15%	18%	51%	24%
Total	100%	100%	100%	100%	100%

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

At September 30, 2019, we had a cumulative total of patient account assignments to Conifer of approximately $2.7 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2019 and December 31, 2018 by aging category for the hospitals currently in the program:

	September 30,	December 31,
	2019	2018
0-60 days	$73	$72
61-120 days	12	16
121-180 days	3	3
Over 180 days	4	5
Total	$92	$96

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 130 basis points to 49.6% in the three months ended September 30, 2019 compared to the same period in 2018. The change was primarily due to annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense, partially offset by lower health benefits costs and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Additionally, a one-day strike by union nurses that impacted 12 of our hospitals caused a one-time increase to contract labor costs this quarter. Salaries, wages and benefits expense for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $8 million and $7 million, respectively.

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 50 basis points to 49.1% in the nine months ended September 30, 2019 compared to the same period in 2018. The change was primarily due to annual merit increases for certain of our employees, increased workers’ compensation costs as a result of favorable experience in the prior-year period and increased incentive compensation expense, partially offset by lower health benefits costs and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Salaries, wages and benefits expense for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $24 million and $20 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased by 40 basis points to 17.6% in the three months ended September 30, 2019 compared to the same period in 2018. Same-hospital supplies expense as a percentage of net operating revenues decreased by 10 basis points to 17.4% in the nine months ended September 30, 2019 compared to the same period in 2018. Supplies expense was impacted by the benefits of the group-purchasing strategies and supplies-management services we utilize to reduce costs offset by increased costs from certain higher acuity supply-intensive surgical services.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost reduction focus continue to be cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues decreased by 120 basis points to 24.0% in the three months ended September 30, 2019 compared to 25.2% in the same period in 2018 primarily due to the effect of higher volumes on operating leverage due to certain fixed costs. Same-hospital other operating expenses increased by $3 million, or 0.3%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The changes in other operating expenses included:

•	increased medical fees of $24 million; and

•	gains on asset sales of $19 million in the 2018 period primarily related to the sale of an equity method investment, partially offset by

•	decreased claim expenses of $22 million related to our risk contracting business in California; and

•	decreased malpractice expense of $12 million.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $7 million from a 25 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2018 period, we recognized a favorable adjustment of approximately $5 million from a 20 basis point increase in the discounted present value of projected future malpractice liabilities.

Same-hospital other operating expenses as a percentage of net operating revenues increased by 80 basis points to 24.4% in the nine months ended September 30, 2019 compared to 23.6% in the same period in 2018. Same-hospital other operating expenses increased by $199 million, or 8.0%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The changes in other operating expenses included:

•	increased malpractice expense of $35 million;

•	increased medical fees of $66 million;

•	increased software costs of $20 million; and

•	gains on asset sales of $18 million in the 2018 period primarily related to the sale of an equity method investment.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $24 million from a 97 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities. In the 2018 period, we recognized a favorable adjustment of approximately $18 million from a 68 basis point increase in the discounted present value of projected future malpractice liabilities.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (111 of 348 facilities at September 30, 2019), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 237 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Ambulatory Care Results of Operations	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Net operating revenues	$522	$502	4.0%	$1,526	$1,531	(0.3)%
Equity in earnings of unconsolidated affiliates	$37	$31	19.4%	$102	$91	12.1%
Salaries, wages and benefits	$157	$157	—%	$467	$484	(3.5)%
Supplies	$109	$104	4.8%	$316	$316	—%
Other operating expenses, net	$86	$88	(2.3)%	$254	$275	(7.6)%

Our Ambulatory Care net operating revenues increased by $20 million, or 4.0% during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The change was driven by an increase in same-facility net operating revenues of $34 million and an increase from acquisitions of $22 million, partially offset by a decrease of $21 million due to the sale of Aspen and a decrease of $15 million due to the deconsolidation of a facility for the three month period. Our Ambulatory Care net operating revenues decreased by $5 million, or 0.3% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The change was driven by a decrease of $117 million due to the sale of Aspen and a decrease of $46 million due to the deconsolidation of a facility, partially offset by an increase in same-facility net operating revenues of $82 million and an increase from acquisitions of $76 million for the nine month period.

Salaries, wages and benefits expense remained the same during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Salaries, wages and benefits expense was impacted by a decrease of $8 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility, which were offset by an increase in same-facility salaries, wages and benefits expense of $5 million and an increase from acquisitions of $7 million for the three month period. Salaries, wages and benefits expense decreased by $17 million, or 3.5% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The change was driven by a decrease of $44 million due to the sale of Aspen and a decrease of $12 million due to the deconsolidation of a facility, partially offset by an increase in same-facility salaries, wages and benefits expense of $19 million and an increase from acquisitions of $20 million for the nine month period.

Supplies expense increased by $5 million, or 4.8%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The change was driven by an increase in same-facility supplies expense of $7 million and an increase from acquisitions of $6 million, partially offset by a decrease of $4 million due to the sale of Aspen and a decrease of $4 million due to the deconsolidation of a facility for the three month period. Supplies expense remained the same for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Supplies expense was impacted by a decrease of $25 million due to the sale of Aspen and a decrease of $12 million due to the deconsolidation of a facility, which were offset by an increase in same-facility supplies expense of $19 million and an increase from acquisitions of $18 million for the nine month period.

Other operating expenses decreased by $2 million, or 2.3%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The change was driven by a decrease of $6 million due to the sale of Aspen and a decrease of $3 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $3 million and an increase from acquisitions of $4 million for the three month period. Other operating expenses decreased by $21 million, or 7.6%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The change was driven by a decrease of $32 million due to the sale of Aspen and a decrease of $9 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $7 million and an increase from acquisitions of $13 million for the nine month period.

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

Ambulatory Care Facility Growth	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net revenues	6.9%	5.5%
Cases	5.1%	3.1%
Net revenue per case	1.7%	2.3%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of September 30, 2019, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Nine Months Ended September 30, 2019
Facilities:
With a healthcare system partner	219
Without a healthcare system partner	129
Total facilities operated	348
Change from December 31, 2018
Acquisitions	9
De novo	6
Dispositions/Mergers	(4)
Total increase in number of facilities operated	11

During the nine months ended September 30, 2019, we acquired controlling interests in two multi-specialty surgery centers in Virginia, multi-specialty surgery centers in Florida, Tennessee and Colorado and a single-specialty endoscopy center in Florida. We paid cash totaling approximately $15 million for these acquisitions. We also acquired a controlling interest in three multi-specialty surgery centers located in California and a single-specialty endoscopy center in Tennessee, in which we already had an equity method investment, for cash totaling $4 million. All of these acquired facilities are jointly owned with local physicians and a healthcare system partner is an owner in all of the facilities except the two facilities in Florida. During the nine months ended September 30, 2019, we acquired noncontrolling interests in two multi-specialty surgery centers and a single-specialty endoscopy center, all of which are located in New Jersey. We paid cash totaling approximately $11 million for these ownership interests. All three of these facilities are jointly owned with local physicians and a healthcare system partner.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2019, we invested approximately $9 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $336 million and $371 million during the three months ended September 30, 2019 and 2018, respectively, and $1.040 billion and $1.161 billion during the nine months ended September 30, 2019 and 2018, respectively, a portion of which was eliminated in consolidation as described in Note 19 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $29 million and $113 million, or 12.9% and 15.7%, for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals in the 2019 periods compared to the 2018 periods, as well as $17 million in contract termination payments received in the nine months ended September 30, 2018.

Salaries, wages and benefits expense for Conifer decreased $33 million, or 15.5%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and decreased $100 million, or 15.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, in both cases primarily due to the impact of contract terminations and previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $11 million, or 14.5%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and decreased $42 million, or 17.9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, in both cases primarily due to the impact of contract terminations and our enterprise-wide cost reduction initiatives.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $46 million, consisting of $2 million of impairment charges, $43 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $20 million of employee severance costs, $1 million of contract and lease termination fees, and $22 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended September 30, 2019 were comprised of $22 million from our Hospital Operations and other segment, $7 million from our Ambulatory Care segment and $17 million from our Conifer segment.

During the three months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $46 million, consisting of $6 million of impairment charges, $35 million of restructuring charges and $5 million of acquisition-related costs. Impairment charges consisted primarily of $5 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $1 million of other impairment charges. Restructuring charges consisted of $21 million of employee severance costs, $5 million of contract and lease termination fees, and $9 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs and $2 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the three months ended September 30, 2018 were comprised of $23 million from our Hospital Operations and other segment, $13 million from our Ambulatory Care segment and $10 million from our Conifer segment.

During the nine months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $101 million, consisting of $7 million of impairment charges, $90 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $38 million of employee severance costs, $3 million of contract and lease termination fees, and $49 million of other restructuring costs. Acquisition-related costs consisted of $4 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2019 were comprised of $58 million from our Hospital Operations and other segment, $12 million from our Ambulatory Care segment and $31 million from our Conifer segment.

During the nine months ended September 30, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $123 million, consisting of $29 million of impairment charges, $82 million of restructuring charges and $12 million of acquisition-related costs. Impairment charges consisted primarily of $17 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $3 million of other impairment charges. Restructuring charges consisted of $47 million of employee severance costs, $10 million of contract and lease termination fees, and $25 million of other restructuring costs. Acquisition-related costs consisted of $8 million of transaction costs and $4 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2018 were comprised of $81 million from our Hospital Operations and other segment, $20 million from our Ambulatory Care segment and $22 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2019 and 2018 were $84 million and $9 million, respectively. Litigation and investigation costs for the 2019 period included accruals related to the matters discussed in Note 13 to the accompanying Condensed Consolidated Financial Statements. Litigation and investigation costs for the nine months ended September 30, 2019 and 2018 were $115 million and $28 million, respectively.

Net Losses (Gains) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended September 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily related to consolidation changes of certain USPI businesses due to ownership changes.

During the three months ended September 30, 2018, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $7 million, primarily due to a post-closing adjustment to the gain on the sale of MacNeal Hospital.

During the nine months ended September 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $3 million, primarily comprised of a $6 million loss on the sale of our Chicago-area facilities, partially offset by $2 million of gains related to consolidation changes of certain USPI businesses due to ownership changes, as well as post-closing adjustments on several other recent divestitures.

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

Interest Expense

Interest expense for the three months ended September 30, 2019 was $244 million compared to $249 million for the same period in 2018. Interest expense for the nine months ended September 30, 2019 was $742 million compared to $758 million for the same period in 2018.

Loss From Early Extinguishment of Debt

Loss from early extinguishment of debt was $180 million and $227 million for the three and nine months ended September 30, 2019, respectively. In 2018, there was no loss from early extinguishment of debt for the three months ended September 30, 2018, and the loss from early extinguishment of debt for the nine months ended September 30, 2018 was $2 million. The increases in the 2019 periods were due to the debt transactions described in Note 7 to the accompanying Condensed Consolidated Financial Statements.

Income Tax Expense

During the three months ended September 30, 2019, we recorded income tax expense of $20 million in continuing operations on pre-tax loss of $133 million compared to income tax expense of $6 million on pre-tax income of $71 million during the three months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded income tax expense of $67 million in continuing operations on pre-tax income of $81 million compared to income tax expense of $120 million on pre-tax income of $481 million during the nine months ended September 30, 2018. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tax expense (benefit) at statutory federal rate of 21%	$(28)	$15	$17	$101
State income taxes, net of federal income tax benefit	(3)	3	6	20
Tax attributable to noncontrolling interests	(17)	(15)	(53)	(49)
Nondeductible goodwill	—	—	—	7
Tax benefit related to loss on Aspen sale	—	(18)	—	(18)
Nontaxable gains	—	—	(1)	—
Nondeductible litigation costs	7	—	7	—
Stock-based compensation	4	—	4	4
Change in valuation allowance	53	24	88	54
Change in tax contingency reserves, including interest	(3)	—	(3)	—
Other items	7	(3)	2	1
Income tax expense	$20	$6	$67	$120

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $80 million for the three months ended September 30, 2019 compared to $74 million for the three months ended September 30, 2018. Net income available (loss attributable) to noncontrolling interests for the three months ended September 30, 2019 was comprised of $(8) million related to our Hospital Operations and other segment, $73 million related to our Ambulatory Care segment and $15 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, there was none related to the minority interests in USPI.

Net income available to noncontrolling interests was $259 million for the nine months ended September 30, 2019 compared to $248 million for the nine months ended September 30, 2018. Net income available (loss attributable) to noncontrolling interests for the nine months ended September 30, 2019 was comprised of $(16) million related to our Hospital Operations and other segment, $219 million related to our Ambulatory Care segment and $56 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $6 million was related to the minority interests in USPI.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$(9)	$(234)	$116
Less: Net income available to noncontrolling interests	(80)	(74)	(259)	(248)
Income from discontinued operations, net of tax	1	—	11	3
Income (loss) from continuing operations	(153)	65	14	361
Income tax expense	(20)	(6)	(67)	(120)
Loss from early extinguishment of debt	(180)	—	(227)	(2)
Other non-operating expense, net	(3)	—	(3)	(2)
Interest expense	(244)	(249)	(742)	(758)
Operating income	294	320	1,053	1,243
Litigation and investigation costs	(84)	(9)	(115)	(28)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(1)	(7)	(3)	111
Impairment and restructuring charges, and acquisition-related costs	(46)	(46)	(101)	(123)
Depreciation and amortization	(205)	(204)	(627)	(602)
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	(1)	9	(2)	9
Adjusted EBITDA	$631	$577	$1,901	$1,876

Net operating revenues	$4,568	$4,489	$13,673	$13,694
Less: Net operating revenues from health plans	—	8	1	14
Adjusted net operating revenues	$4,568	$4,481	$13,672	$13,680

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(5.1)%	(0.2)%	(1.7)%	0.8%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	13.8%	12.9%	13.9%	13.7%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long-term debt transactions disclosed in Notes 6 and 7, respectively, to our accompanying Condensed Consolidated Financial Statements, as well as the extension of our contract with a vendor for information technology services and systems from July 2022 until September 2024 at an annual obligation of $150 million.

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

At September 30, 2019, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.69x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We intend to manage this ratio by following our business plan, managing our cost structure, possible asset divestitures and through other changes in our capital structure, including, if appropriate, the issuance of equity or convertible securities. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $492 million and $404 million in the nine months ended September 30, 2019 and 2018, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2019 will total approximately $650 million to $700 million, including $135 million that was accrued as a liability at December 31, 2018.

Interest payments, net of capitalized interest, were $705 million and $652 million in the nine months ended September 30, 2019 and 2018, respectively.

Income tax payments, net of tax refunds, were approximately $18 million in the nine months ended September 30, 2019 compared to $24 million in the nine months ended September 30, 2018.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2019 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had approximately $314 million of cash and cash equivalents on hand at September 30, 2019 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.2 billion based on our borrowing base calculation at September 30, 2019.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $713 million in the nine months ended September 30, 2019 compared to $799 million in the nine months ended September 30, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	The impact of an increase in AR Days outstanding;

•	Decreased cash receipts of $50 million related to the California provider fee program;

•	Increased payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $23 million; and

•	The timing of other working capital items.

Net cash used in investing activities was $426 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $120 million for the nine months ended September 30, 2018. The primary reason for the decrease was proceeds from sales of facilities and other assets of $44 million in the 2019 period when we completed the sale of three hospitals and hospital-affiliated operations in the Chicago area compared to proceeds from sales of facilities and other assets of $498 million in the 2018 period when we completed the sale of hospitals, physician practices and related assets in the Philadelphia area, the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, and the sale of Des Peres Hospital in St. Louis. There was also a decrease in proceeds from sales of marketable securities, long-term investments and other assets of $113 million in the 2019 period compared to the 2018 period primarily due to the sales of our minority interests in four North Texas hospitals in the 2018 period. Capital expenditures were $492 million and $404 million in the nine months ended September 30, 2019 and 2018, respectively.

Net cash used in financing activities was $384 million and $1.03 billion for the nine months ended September 30, 2019 and 2018, respectively. The 2019 amount included net borrowings under our credit facility of $275 million and $63 million of cash paid for debt issuance costs related to the debt transactions described in Note 7 to our accompanying Condensed Consolidated Financial Statements. The 2018 amount included $643 million related to purchases of noncontrolling interests, primarily our purchase of an additional 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results of USPI. The 2018 amount also included our purchase of approximately $68 million aggregate principal amount of our 6.875% senior unsecured notes due 2031, approximately $28 million aggregate principal amount of our 6.750% senior unsecured notes due 2023, and approximately $22 million aggregate principal amount of our 7.000% senior unsecured notes due 2025.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Senior Secured and Senior Unsecured Note Refinancing Transactions. On August 26, 2019, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on September 1, 2024 (the “2024 Senior Secured First Lien Notes”), $2.1 billion aggregate principal amount of 4.875% senior secured first lien notes, which will mature on January 1, 2026 (the “2026 Senior Secured First Lien Notes”) and $1.5 billion aggregate principal amount of 5.125% senior secured first lien notes, which will mature on November 1, 2027 (the “2027 Senior Secured First Lien Notes”). We will pay interest on the 2024 Senior Secured First Lien Notes semi-annually in arrears on March 1 and September 1 of each year, which payments will commence on March 1, 2020. We will pay interest on the 2026 Senior Secured First Lien Notes semi-annually in arrears on January 1 and July 1 of each year, which payments will commence on January 1, 2020. We will pay interest on the 2027 Senior Secured First Lien Notes semi-annually in arrears on May 1 and November 1 of each year, which payments will commence on May 1, 2020. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of all $500 million aggregate principal amount of our outstanding 4.750% senior secured first lien notes due 2020, all $1.8 billion aggregate principal amount of our outstanding 6.000% senior secured first lien notes due 2020, all $850 million aggregate principal amount of our outstanding 4.500% senior secured first lien notes due 2021 and all $1.05 billion aggregate principal amount of our outstanding 4.375% senior secured first lien notes due 2021. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $180 million in the three months ended September 30, 2019, primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs.

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
Credit Agreement. We amended our senior secured revolving credit facility in September 2019 (as amended, the “Credit Agreement”) to provide, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1.5 billion (from a previous limit of $1.0 billion), with a $200 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which now has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments as of the most recent amendment. At September 30, 2019, we were in compliance with all covenants and conditions in our Credit Agreement. At September 30, 2019, we had $275 million of cash borrowings outstanding under the Credit Agreement subject to a weighted average interest rate of 3.45%, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.2 billion was available for borrowing under the Credit Agreement at September 30, 2019.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At September 30, 2019, we were in compliance with all covenants and conditions in our LC Facility. At September 30, 2019, we had $92 million of standby letters of credit outstanding under the LC Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $131 million of standby letters of credit outstanding and guarantees at September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at September 30, 2019. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$165	$140	$84	$2,829	$1,900	$9,826	$14,944	$15,532
Average effective interest rates	7.3%	5.1%	5.5%	8.6%	7.3%	5.5%	6.3%

Variable rate long-term debt	$—	$—	$—	$—	$—	$275	$275	$275
Average effective interest rates	—	—	—	—	—	3.4%	3.4%

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2019, we added additional controls for the recording and disclosure of right-of-use assets and liabilities related to operating leases.

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

With respect to all proposed divestitures of assets or businesses, we may fail to obtain applicable regulatory approvals for such divestitures, including any approval that may be required under our non-prosecution agreement, as described in our Annual Report. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material. Furthermore, our divestiture or other corporate development activities (including the planned spin-off of Conifer) may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

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

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.5 billion, with a $200 million subfacility for standby letters of credit. Based on our eligible receivables, $1.2 billion was available for borrowing under the Credit Agreement at September 30, 2019. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At September 30, 2019, we had $275 million of cash borrowings outstanding under the Credit Agreement, and we had $93 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirty-First Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(b)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(c)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(10)	Material Contracts

(a)
Amendment No. 4, dated as of September 12, 2019, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(b)
Amendment No. 3, dated as of September 12, 2019, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(c)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2024 First Lien Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(d)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2026 First Lien Notes named therein (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(e)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2027 First Lien Notes named therein (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

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

(101 SCH)	XBRL Taxonomy Extension Schema Document

(101 CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: November 4, 2019	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Vice President and Controller
(Principal Accounting Officer)