Form 10-K
period 2019-12-31
TENET HEALTHCARE CORP
filed 2020-02-24
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number 1-7293
________________________________________
TENET HEALTHCARE CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	95-2557091
(State of Incorporation)	(IRS Employer Identification No.)
14201 Dallas Parkway
Dallas, TX  75254
(Address of principal executive offices, including zip code)

(469) 893-2200
(Registrant’s telephone number, including area code)
________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol	Name of each exchange on which registered
Common stock,	$0.05 par value	THC	New York Stock Exchange
6.875% Senior Notes due 2031		THC31	New York Stock Exchange
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

As of June 30, 2019, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant (treating directors, executive officers who were SEC reporting persons, and holders of 10% or more of the common stock outstanding as of that date, for this purpose, as affiliates) was approximately $1.2 billion based on the closing price of the Registrant’s shares on the New York Stock Exchange on Friday, June 28, 2019. As of January 31, 2020, there were 104,288,796 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

PART I.
ITEM 1. BUSINESS

OVERVIEW

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” the “Company,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through our subsidiaries, partnerships and joint ventures, including USPI Holding Company, Inc. (“USPI”), at December 31, 2019, we operated an expansive care network that included 65 hospitals and over 500 other healthcare facilities, including ambulatory surgery centers, urgent care centers, imaging centers, surgical hospitals, off-campus emergency departments and micro-hospitals. In addition, we operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers. Following exploration of strategic alternatives for Conifer, in July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. For financial reporting purposes, our business lines are classified into three separate reportable operating segments – Hospital Operations and other, Ambulatory Care and Conifer. Additional information about our business segments is provided below; statistical data for the segments can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

OPERATIONS

HOSPITAL OPERATIONS AND OTHER SEGMENT

Hospitals, Ancillary Outpatient Facilities and Related Businesses—At December 31, 2019, our subsidiaries operated 65 hospitals, serving primarily urban and suburban communities in nine states. Our subsidiaries had sole ownership of 54 of the hospitals we operated at December 31, 2019, nine were owned or leased by entities that are, in turn, jointly owned by a Tenet subsidiary and a healthcare system partner, and two were owned by third parties and leased by our wholly owned subsidiaries. Our Hospital Operations and other segment also included 159 outpatient centers at December 31, 2019, the majority of which are freestanding urgent care centers, provider-based diagnostic imaging centers, off-campus emergency departments, provider-based ambulatory surgery centers and micro-hospitals. In addition, at December 31, 2019, our subsidiaries owned or leased and operated: a number of medical office buildings, all of which were located on, or nearby, our hospital campuses; 730 physician practices; four accountable care organizations and 10 clinically integrated networks; and other ancillary healthcare businesses.

Each of our general hospitals offers acute care services, operating and recovery rooms, radiology services, respiratory therapy services, clinical laboratories and pharmacies; in addition, most have: intensive care, critical care and/or coronary care units; cardiovascular, digestive disease, neurosciences, musculoskeletal and obstetrics services; and outpatient services, including physical therapy. Many of our hospitals provide tertiary care services, such as cardiothoracic surgery, complex spinal surgery, neonatal intensive care and neurosurgery, and some also offer quaternary care in areas such as heart and kidney transplants. Moreover, a number of our hospitals offer advanced treatment options for patients, including limb-salvaging vascular procedures, acute level 1 trauma services, comprehensive intravascular stroke care, minimally invasive cardiac valve replacement, cutting-edge imaging technology, and telemedicine access for selected medical specialties.

Each of our hospitals (other than our one critical access hospital) is accredited by The Joint Commission. With such accreditation, our hospitals are deemed to meet the Medicare Conditions of Participation and are eligible to participate in government-sponsored provider programs, such as the Medicare and Medicaid programs. Although our critical access hospital has not sought to be accredited, it also participates in the Medicare and Medicaid programs by otherwise meeting the Medicare Conditions of Participation.

The following table lists, by state, the hospitals wholly owned, operated as part of a joint venture, or leased and operated by our wholly owned subsidiaries at December 31, 2019:

Hospital	Location	Licensed Beds	Status
Alabama
Brookwood Baptist Medical Center(1)	Homewood	595	JV/Owned
Citizens Baptist Medical Center(1)(2)	Talladega	122	JV/Leased
Princeton Baptist Medical Center(1)(2)	Birmingham	505	JV/Leased
Shelby Baptist Medical Center(1)(2)	Alabaster	252	JV/Leased
Walker Baptist Medical Center(1)(2)	Jasper	267	JV/Leased

Arizona
Abrazo Arizona Heart Hospital(3)	Phoenix	59	Owned
Abrazo Arrowhead Campus	Glendale	217	Owned
Abrazo Central Campus	Phoenix	206	Owned
Abrazo Scottsdale Campus	Phoenix	120	Owned
Abrazo West Campus	Goodyear	200	Owned
Holy Cross Hospital(4)(5)	Nogales	25	JV/Owned
St. Joseph’s Hospital(4)	Tucson	486	JV/Owned
St. Mary’s Hospital(4)	Tucson	400	JV/Owned

California
Desert Regional Medical Center(6)	Palm Springs	385	Leased
Doctors Hospital of Manteca	Manteca	73	Owned
Doctors Medical Center	Modesto	461	Owned
Emanuel Medical Center	Turlock	209	Owned
Fountain Valley Regional Hospital and Medical Center	Fountain Valley	400	Owned
Hi-Desert Medical Center(7)	Joshua Tree	179	Leased
John F. Kennedy Memorial Hospital	Indio	145	Owned
Lakewood Regional Medical Center	Lakewood	172	Owned
Los Alamitos Medical Center	Los Alamitos	162	Owned
Placentia Linda Hospital	Placentia	114	Owned
San Ramon Regional Medical Center(8)	San Ramon	123	JV/Owned
Sierra Vista Regional Medical Center	San Luis Obispo	162	Owned
Twin Cities Community Hospital	Templeton	122	Owned

Florida
Coral Gables Hospital	Coral Gables	245	Owned
Delray Medical Center	Delray Beach	536	Owned
Florida Medical Center – a campus of North Shore	Lauderdale Lakes	459	Owned
Good Samaritan Medical Center	West Palm Beach	333	Owned
Hialeah Hospital	Hialeah	366	Owned
North Shore Medical Center	Miami	337	Owned
Palm Beach Gardens Medical Center	Palm Beach Gardens	199	Owned
Palmetto General Hospital	Hialeah	368	Owned
St. Mary’s Medical Center	West Palm Beach	460	Owned
West Boca Medical Center	Boca Raton	195	Owned

Hospital	Location	Licensed Beds	Status
Massachusetts
MetroWest Medical Center – Framingham Union Campus	Framingham	147	Owned
MetroWest Medical Center – Leonard Morse Campus	Natick	160	Owned
Saint Vincent Hospital	Worcester	283	Owned

Michigan
Children’s Hospital of Michigan	Detroit	228	Owned
Detroit Receiving Hospital	Detroit	273	Owned
Harper University Hospital	Detroit	470	Owned
Huron Valley-Sinai Hospital	Commerce Township	158	Owned
Hutzel Women’s Hospital	Detroit	114	Owned
Rehabilitation Institute of Michigan(3)	Detroit	69	Owned
Sinai-Grace Hospital	Detroit	404	Owned

South Carolina
Coastal Carolina Hospital	Hardeeville	41	Owned
East Cooper Medical Center	Mount Pleasant	140	Owned
Hilton Head Hospital	Hilton Head	109	Owned
Piedmont Medical Center	Rock Hill	288	Owned

Tennessee
Saint Francis Hospital(9)	Memphis	479	Owned
Saint Francis Hospital – Bartlett(9)	Bartlett	196	Owned

Texas
Baptist Medical Center	San Antonio	623	Owned
The Hospitals of Providence East Campus	El Paso	182	Owned
The Hospitals of Providence Memorial Campus	El Paso	480	Owned
The Hospitals of Providence Sierra Campus	El Paso	283	Owned
The Hospitals of Providence Transmountain Campus	El Paso	106	Owned
Mission Trail Baptist Hospital	San Antonio	102	Owned
Nacogdoches Medical Center	Nacogdoches	161	Owned
North Central Baptist Hospital	San Antonio	443	Owned
Northeast Baptist Hospital	San Antonio	371	Owned
Resolute Health Hospital	New Braunfels	128	Owned
St. Luke’s Baptist Hospital	San Antonio	287	Owned
Valley Baptist Medical Center	Harlingen	586	Owned
Valley Baptist Medical Center – Brownsville	Brownsville	240	Owned

Total Licensed Beds		17,210

(1)
Operated by a limited liability company formed as part of a joint venture with Baptist Health System, Inc. (“BHS”), a not-for-profit healthcare system in Alabama; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2019, and BHS owned a 40% interest.

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

(4)
Owned by a limited liability company formed as part of a joint venture with Dignity Health (which, following a 2019 merger with Catholic Health Initiatives, is now a part of CommonSpirit Health) and Ascension Arizona, each of which is a not-for-profit healthcare system; a Tenet subsidiary owned a 60% interest in the entity at December 31, 2019, Dignity Health owned a 22.5% interest and Ascension Arizona owned a 17.5% interest.

(5)	Designated by the Centers for Medicare and Medicaid Services (“CMS”) as a critical access hospital.

(6)	Lease expires in May 2027.

(7)	Lease expires in July 2045.

(8)
Owned by a limited liability company formed as part of a joint venture with John Muir Health (“JMH”), a not-for-profit healthcare system in the San Francisco Bay area; a Tenet subsidiary owned a 51% interest in the entity at December 31, 2019, and JMH owned a 49% interest.

(9)
In December 2019, we reached a definitive agreement to sell these hospitals to an unaffiliated third party. The transaction is currently expected to be completed in 2020, subject to regulatory approvals and customary closing conditions.

Information regarding the utilization of licensed beds and other operating statistics at December 31, 2019 and 2018 can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

At December 31, 2019, our Hospital Operations and other segment also included 48 diagnostic imaging centers, 13 off-campus emergency departments and 11 ambulatory surgery centers operated as departments of our hospitals and under the same license, as well as 87 separately licensed, freestanding outpatient centers – typically at locations complementary to our hospitals – consisting of six diagnostic imaging centers, 10 emergency facilities (9 of which are licensed as micro-hospitals), two ambulatory surgery centers and 69 urgent care centers. Nearly all of our freestanding urgent care centers are managed by USPI and operated under our national MedPost brand. Over half of the outpatient centers in our Hospital Operations and other segment at December 31, 2019 were in California, Florida and Texas, the same states where we had the largest concentrations of licensed hospital beds. Strong concentrations of hospital beds and outpatient centers within market areas may help us contract more successfully with managed care payers, reduce management, marketing and other expenses, and more efficiently utilize resources. However, these concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Accountable Care Organizations and Clinically Integrated Networks—We own, control or operate four accountable care organizations (“ACOs”) and 10 clinically integrated networks (“CINs”) – in Alabama, Arizona, California, Florida, Massachusetts, Michigan, Missouri, Tennessee and Texas – and participate in an additional ACO and an additional CIN with other healthcare providers for select markets in Arizona. An ACO is a group of providers and suppliers that work together to redesign delivery processes in an effort to achieve high-quality and efficient provision of services under contract with CMS. ACOs that achieve quality performance standards established by the U.S. Department of Health and Human Services (“HHS”) are eligible to share in a portion of the amounts saved by the Medicare program. A CIN coordinates the healthcare needs of the communities served by its network of providers with the purpose of improving the quality and efficiency of healthcare services through collaborative programs, including contracts with managed care payers that create a high degree of interdependence and cooperation among the network providers. Because they promote accountability and coordination of care, ACOs and CINs are intended to produce savings as a result of improved quality and operational efficiencies.

Health Plans—We previously announced our intention to sell or otherwise dispose of our health plan businesses because they are not a core part of our long-term growth strategy. To that end, we sold, divested the membership of or discontinued four health plans in 2017 and, in 2018, we divested our Chicago-based preferred provider network and our Southern California Medicare Advantage plan. Health plans we have not sold outright are being wound-down; however, during this time, they continue to be subject to numerous federal and state statutes and regulations related to their business operations, and certain of these health plans continue to be licensed by one or more agencies in the states in which they conduct business. In addition, insurance regulations in the states in which we currently operate have required us to maintain cash reserves in connection with certain health plans throughout the wind-down process.

AMBULATORY CARE SEGMENT

Our Ambulatory Care segment is comprised of the operations of USPI, which, at December 31, 2019, had interests in 260 ambulatory surgery centers, 39 urgent care centers (nearly all of which are operated under the CareSpot brand), 23 imaging centers and 24 surgical hospitals in 27 states. At December 31, 2019, we owned approximately 95% of USPI, and Baylor University Medical Center (“Baylor”) owned approximately 5%.

Operations of USPI—USPI acquires and develops its facilities primarily through the formation of joint ventures with physicians and healthcare systems. USPI’s subsidiaries hold ownership interests in the facilities directly or indirectly and operate the facilities on a day-to-day basis through management services contracts.

USPI’s surgical facilities primarily specialize in non-emergency cases. We believe surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability and convenience. Medical emergencies at acute care hospitals often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Outpatient facilities generally provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. In addition, many physicians choose to perform surgery in outpatient facilities because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified registration and discharge procedures.

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

In addition to these technological and other clinical advancements, a changing payer environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost-containment measures to limit increases in healthcare expenditures, including procedure reimbursement. Furthermore, as self-funded employers are looking to curb annual increases in their employee health benefits costs, they continue to shift additional financial responsibility to patients through higher co-pays, deductibles and premium contributions. These cost-containment measures have contributed to the shift in the delivery of certain healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgical facilities. We believe that surgeries performed at surgical facilities are generally less expensive than hospital-based outpatient surgeries because of lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on quality of care and cost containment.

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

CONIFER SEGMENT

Nearly all of the services comprising the operations of our Conifer segment are provided by Conifer Health Solutions, LLC or one of its direct or indirect wholly owned subsidiaries. At December 31, 2019, we owned 76.2% of Conifer Health Solutions, LLC, and Catholic Health Initiatives (“CHI”) had a 23.8% ownership position. (As a result of its 2019 merger with Dignity Health, CHI is now a part of CommonSpirit Health.) Following exploration of strategic alternatives for Conifer, in July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (“SEC”), and final approval from our board of directors. We are targeting to complete the separation by the end of the second quarter of 2021; however, there can be no assurance regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all.

Services—Conifer provides healthcare business process services in the areas of hospital and physician revenue cycle management and value-based care solutions to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

Conifer’s revenue cycle management solutions consist of: (1) patient services, including: centralized insurance and benefit verification; financial clearance, pre-certification, registration and check-in services; and financial counseling services, including reviews of eligibility for government healthcare or financial assistance programs, for both insured and uninsured patients, as well as qualified health plan coverage; (2) clinical revenue integrity solutions, including: clinical admission reviews; coding; clinical documentation improvement; coding compliance audits; charge description master management; and health information services; and (3) accounts receivable management solutions, including: third-party billing and collections; denials management; and patient collections. All of these solutions include ongoing measurement and monitoring of key revenue cycle metrics, as well as productivity and quality improvement programs. These revenue cycle management solutions assist hospitals, physician practices and other healthcare organizations in improving cash flow, revenue, and physician and patient satisfaction.

In addition, Conifer offers customized communications and engagement solutions to optimize the relationship between providers and patients. Conifer’s trained customer service representatives provide direct, 24-hour, multilingual support for (1) physician referral requests, calls regarding maternity services and other patient inquiries, (2) community education and outreach, and (3) scheduling and appointment reminders. Additionally, Conifer coordinates and implements marketing outreach programs to keep patients informed of screenings, seminars, and other events and services.

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

Clients—At December 31, 2019, Conifer provided one or more of the business process services described above to approximately 660 Tenet and non-Tenet hospital and other clients nationwide. Tenet and CHI facilities represented over 300 of these clients, and the remainder were unaffiliated healthcare systems, hospitals, physician practices, self-insured organizations, health plans and other entities. Contractual agreements have been in place for many years documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. While Conifer prepares for the spin-off, these contracts have been renewed on a short-term basis with certain scope of services modifications; however, execution of restructured long-term services agreements between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s agreement with CHI to provide patient access, revenue integrity and patient financial services to CHI’s facilities expires in 2032. For the year ended December 31, 2019, approximately 42% of Conifer’s net operating revenues were attributable to its relationship with Tenet and approximately 41% were attributable to its relationship with CHI. As we pursue a tax-free spin-off of Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The timing and uncertainty associated with our plans for Conifer may have an adverse impact on our ability to secure new clients for Conifer. Additional information about our Conifer operating segment can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of this report.

REAL PROPERTY

The locations of our hospitals and the number of licensed beds at each hospital at December 31, 2019 are set forth in the table beginning on page 2. We lease the majority of our outpatient facilities in both our Hospital Operations and other segment and our Ambulatory Care segment. These leases typically have initial terms ranging from five to 20 years, and most of the leases contain options to extend the lease periods. Our subsidiaries also operate a number of medical office buildings, all of which are located on, or nearby, our hospital campuses. We own many of these medical office buildings; the remainder are owned by third parties and leased by our subsidiaries.

Our corporate headquarters are located in Dallas, Texas, where we recently consolidated several office locations. In addition, we maintain administrative offices in markets where we operate hospitals and other businesses. We typically lease our office space under operating lease agreements. We believe that all of our properties are suitable for their respective uses and are, in general, adequate for our present needs.

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

PHYSICIANS AND EMPLOYEES

Physicians—Our operations depend in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Under state laws and other licensing standards, medical staffs are generally self-governing organizations subject to ultimate oversight by the facility’s local governing board. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. At December 31, 2019, we owned 730 physician practices, and we employed (where permitted by state law) or otherwise affiliated with over 1,700 physicians; however, we have no contractual relationship with the overwhelming majority of the physicians who practice at our hospitals and outpatient centers. It is essential to our ongoing business and clinical program development that we attract an appropriate number of quality physicians in the specialties required to support our services and that we maintain good relations with those physicians. In some of our markets, physician recruitment and retention are affected by a shortage of physicians in certain specialties and the difficulties that physicians can experience in obtaining affordable malpractice insurance or finding insurers willing to provide such insurance. Moreover, our ability to recruit and employ physicians is closely regulated.

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

Union Activity and Labor Relations—At December 31, 2019, approximately 28% of the employees in our Hospital Operations and other segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

Headcount—At December 31, 2019, we employed approximately 113,600 people (of which approximately 22% were part-time employees) in our three business segments, as follows:

Hospital Operations and other	83,300
Ambulatory Care	19,500
Conifer	10,800
Total	113,600

COMPETITION

HEALTHCARE SERVICES

Generally, other hospitals and outpatient centers in the local communities we serve provide services similar to those we offer, and, in some cases, competing facilities are more established or newer than ours. Furthermore, our competitors (1) may offer a broader array of services or more desirable facilities to patients and physicians than ours, (2) may have larger or more specialized medical staffs to admit and refer patients, (3) may have a better reputation for access or overall services in the community, or (4) may be able to negotiate more favorable reimbursement rates that they may use to strengthen their competitive position. In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets.

We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in diagnostic and specialty services and for quality physicians and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations. These tax-exempt competitors may have certain financial advantages not available to our facilities, such as endowments, charitable contributions, tax-exempt financing, and exemptions from sales, property and income taxes. In addition, in certain markets in which we operate, large teaching hospitals provide highly specialized facilities, equipment and services that may not be available at our hospitals.

Another major factor in the competitive position of a hospital or outpatient facility is the ability to negotiate contracts with managed care plans. Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), third-party administrators, and other third-party payers use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. These negotiated discounts generally limit our ability to increase reimbursement rates to offset increasing costs. Nevertheless, our future success depends, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare providers may affect our ability to enter into acceptable managed care contractual arrangements or negotiate increases in our reimbursement. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Furthermore, the ongoing trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures.

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

Our strategies are designed to help our hospitals and outpatient facilities remain competitive. We believe emphasis on higher-demand and higher-acuity clinical service lines (including outpatient lines), focus on patient and physician access, investments in medical technology, improved quality metrics and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We have also sought to include all of our hospitals and other healthcare businesses in the related geographic area or nationally when negotiating new managed care contracts, which may result in additional volumes at facilities that were not previously a part of such managed care networks.

We have significantly increased our focus on operating our outpatient centers with improved accessibility and more convenient service for patients, increased predictability and efficiency for physicians, and (for most services) lower costs for payers than would be incurred with a hospital visit. In addition, we have made significant investments in equipment, technology, education and operational strategies designed to improve clinical quality at all of our facilities. We believe physicians refer patients to a hospital on the basis of the quality, access and scope of services it renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital, and the quality of the hospital’s facilities, equipment and employees. In addition, we continually collaborate with physicians to implement the most current evidence-based medicine techniques to improve the way we provide care, while using labor management tools and supply chain initiatives to reduce variable costs. We believe the use of these practices will promote the most effective and efficient utilization of resources and result in more appropriate lengths of stay, as well as reductions in readmissions for hospitalized patients. In general, we believe that quality of care improvements may have the effects of: (1) reducing costs; (2) increasing payments from Medicare and certain managed care payers for our services as governmental and private payers move to pay-for-performance models, and the commercial market moves to more narrow networks and other methods designed to encourage covered individuals to use certain facilities over others; and (3) increasing physician and patient satisfaction, which may improve our volumes.

Moreover, in many of our markets, we have formed clinically integrated networks, which are collaborations with independent physicians and hospitals to develop ongoing clinical initiatives designed to control costs and improve the quality of care delivered to patients. Arrangements like these provide a foundation for negotiating with plans under an ACO structure or other risk-sharing model. However, we do face competition from other healthcare systems that are implementing similar physician alignment strategies, such as employing physicians, acquiring physician practice groups, and participating in ACOs or other clinical integration models.

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

To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share. In addition, the timing and uncertainty regarding our potential spin-off of Conifer may have an adverse impact on Conifer’s ability to secure new clients.

HEALTHCARE REGULATION AND LICENSING

HEALTHCARE REFORM

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”) extended health coverage to millions of uninsured legal U.S. residents through a combination of private sector health insurance reforms and public program expansion. To fund the expansion of insurance coverage, the ACA includes measures designed to promote quality and cost efficiency in healthcare delivery and to generate budgetary savings in the Medicare and Medicaid programs. In addition, the ACA contains provisions intended to strengthen fraud and abuse enforcement.

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

In recent years, the healthcare industry, in general, and the acute care hospital business, in particular, have been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the ACA. Effective January 2019, Congress eliminated the financial penalty for noncompliance under the ACA’s individual mandate provision, which requires most U.S. citizens and noncitizens who lawfully reside in the country to have health insurance meeting specified standards. The Congressional Budget Office and the Joint Committee on Taxation have estimated that elimination of the individual mandate penalty will result in seven million more uninsured by 2021 and put upward pressure on health insurance premiums. Members of Congress and other politicians have also proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law. Furthermore, in December 2019, a federal appeals court panel agreed with a December 2018 ruling by the U.S. District Court for the Northern District of Texas in the matter of Texas v. United States that the ACA’s individual mandate is unconstitutional now that Congress has eliminated the tax penalty that was intended to enforce it. The appeals court sent the case back to the lower court to determine how much of the rest of the ACA, if any, can stand in light of its ruling. On January 3, 2020, the U.S. House of Representatives, 20 states and the District of Columbia filed a petition asking the U.S. Supreme Court to review the case on an expedited basis, but their petition was denied on January 21, 2020. Pending a final decision on the matter, the current administration has continued to enforce the ACA.

We are unable to predict the impact on our future revenues and operations of (1) the final decision in Texas v. United States and other court challenges, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare disproportionate share hospital (“DSH”) payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in federal fiscal years 2020 through 2025) are made.

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

Implications of Fraud and Abuse Laws—At December 31, 2019, the majority of the facilities that operate as surgical hospitals in our Ambulatory Care segment are owned by joint ventures that include some physician owners and are subject to the limitations and requirements in the Affordable Care Act on physician-owned hospitals. Furthermore, the majority of ambulatory surgery centers in our Ambulatory Care segment, which are owned by joint ventures with physicians or healthcare systems, are subject to the Anti-kickback Statute and, in certain circumstances, may be subject to the Stark law. In addition, we have contracts with physicians and non-physician referral services providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements, such as medical director agreements. We have also provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Furthermore, new payment structures, such as ACOs and other arrangements involving combinations of hospitals, physicians and other providers who share payment savings, could potentially be seen as implicating anti-kickback and self-referral provisions.

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

The Monitor’s primary responsibility is to assess, oversee and monitor the Company’s compliance with its obligations under the NPA to specifically address and reduce the risk of any recurrence of violations of the Anti-kickback Statute and Stark law by any entity the Company owns, in whole or in part. In doing so, the Monitor reviews and monitors the effectiveness of the Company’s compliance with the Anti-kickback Statute and the Stark law, as well as respective implementing regulations, advisories and advisory opinions promulgated thereunder, and makes such recommendations as the Monitor believes are necessary to comply with the NPA. With respect to all entities in which the Company or one of its affiliates owns a direct or indirect equity interest of 50% or less and does not manage or control the day-to-day operations, the Monitor’s access to such entities is co-extensive with the Company’s access or control and for the purpose of reviewing the conduct. During its term, the Monitor will review and provide recommendations for improving compliance with the Anti-kickback Statute and Stark law, as well as the design, implementation and enforcement of the Company’s compliance and ethics programs for the purpose of preventing future criminal and ethical violations by the Company and its subsidiaries, including, but not limited to, violations related to the conduct giving rise to the NPA and the Criminal Information filed in connection with the NPA. If we are alleged or found to have violated the terms of the NPA described above or federal healthcare laws, rules or regulations in the future, our business, financial condition, results of operations or cash flows could be materially adversely affected. For additional information regarding the duties and authorities of the Monitor, reference is made to our Current Report on Form 8-K filed with the SEC on October 3, 2016.

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

CERTIFICATE OF NEED REQUIREMENTS

Some states require state approval for construction, acquisition and closure of healthcare facilities, including findings of need for additional or expanded healthcare facilities or services. Certificates or determinations of need, which are issued by governmental agencies with jurisdiction over healthcare facilities, are at times required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and certain other matters. Our subsidiaries operate hospitals in five states that require a form of state approval under certificate of need programs applicable to those hospitals. Approximately 31% of our licensed hospital beds are located in these states (namely, Alabama, Massachusetts, Michigan, South Carolina and Tennessee). The certificate of need programs in most of these states, along with several others, also apply to ambulatory surgery centers.

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

ENVIRONMENTAL MATTERS

Our healthcare operations are subject to a number of federal, state and local environmental laws, rules and regulations that govern, among other things, our disposal of solid waste, as well as our use, storage, transportation and disposal of hazardous and toxic materials (including radiological materials). Our operations also generate medical waste that must be disposed of in compliance with statutes and regulations that vary from state to state. In addition, although we are not engaged in manufacturing or other activities that produce meaningful levels of greenhouse gas emissions, our operating expenses could be adversely affected if legal and regulatory developments related to climate change or other initiatives result in increased energy or other costs. We could also be affected by climate change and other environmental issues to the extent such issues adversely affect the general economy or result in severe weather affecting the communities in which our facilities are located. At this time, based on current climate conditions and our assessment of existing and pending environmental rules and regulations, as well as treaties and international accords relating to climate change, we do not believe that the costs of complying with environmental laws, including regulations relating to climate change issues, will have a material adverse effect on our future capital expenditures, results of operations or cash flows. There were no material capital expenditures for environmental matters in the year ended December 31, 2019.

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

•
further our goals of operating an organization that (1) fosters and maintains the highest ethical standards among all employees, officers and directors, physicians practicing at our facilities and contractors that furnish healthcare items or services, (2) values compliance with all state and federal statutes and regulations as a foundation of its corporate philosophy, and (3) aligns its behaviors and decisions with Tenet’s core values.

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

Standards of Conduct—All of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide by our Standards of Conduct to advance our mission that our business be conducted in a legal and ethical manner. The members of our board of directors and all of our contractors having functional roles similar to our employees are also required to abide by our Standards of Conduct. The standards reflect our basic values and form the foundation of a comprehensive process that includes compliance with all corporate policies, procedures and practices. Our standards cover such areas as quality patient care, compliance with all applicable statutes and regulations, appropriate use of our assets, protection of patient information and avoidance of conflicts of interest.

As part of the program, we provide training sessions at least annually to every employee and officer, as well as our board of directors and certain physicians and contractors. All such persons are required to report incidents that they believe in good faith may be in violation of the Standards of Conduct or our policies, and all are encouraged to contact our Ethics Action Line when they have questions about the standards or any ethics concerns. All reports to the Ethics Action Line are kept confidential to the extent allowed by law, and any individual who makes a report has the option to remain anonymous. Incidents of alleged financial improprieties reported to the Ethics Action Line or the ethics and compliance department are communicated to the audit committee of our board of directors. Reported cases that involve a possible violation of the law or regulatory policies and procedures are referred to the ethics and compliance department for investigation, although certain matters may be referred out to the law or human resources department. Retaliation against anyone in connection with reporting ethical concerns is considered a serious violation of our Standards of Conduct, and, if it occurs, it will result in discipline, up to and including termination of employment.

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

If, during the remaining term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal healthcare programs, and other substantial costs and penalties, including further extensions of the NPA. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. The NPA provides that, in the event the DOJ determines that the Company or THSMI has breached the NPA, the DOJ will provide written notice prior to instituting any prosecution of the Company or THSMI resulting from such breach. Following receipt of such notice, the Company and THSMI have the opportunity to respond to the DOJ to explain the nature and circumstances of the breach, as well as the actions taken to address and remediate the situation, which the DOJ shall consider in determining whether to pursue prosecution of the Company, THSMI or its affiliates. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

INSURANCE

Property Insurance—We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy periods April 1, 2018 through March 31, 2019 and April 1, 2019 through March 31, 2020, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. For the 2018-2019 policy period, deductibles are 5% of insured values up to a maximum of $25 million for California earthquakes, floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. For the 2019-2020 policy period, deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. For both policy periods, floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

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

•	The outcome of the process we have undertaken to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company;

•
Potential disruptions to our business or diverted management attention as a result of the Conifer spin-off process or our cost-reduction efforts, including our plans to outsource certain functions unrelated to direct patient care;

•
The impact on our business of recent and future modifications of or court challenges to the Affordable Care Act and the enactment of, or changes in, other statutes and regulations affecting the healthcare industry generally;

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

•	The impact that local, national and worldwide infectious disease outbreaks have on our operations; and

•	Other factors and risks referenced in this report and our other public filings.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, many of which are beyond our control, that may cause our actual operating results or financial performance to be materially different from our expectations and make an investment in our securities risky. If one or more of the events discussed in this report were to occur, actual outcomes could differ materially from those expressed in or implied by any forward-looking statements we make in this report or our other filings with the SEC, and our business, financial condition, results of operations or liquidity could be materially adversely affected; furthermore, the trading price of our common stock could decline and our shareholders could lose all or part of their investment. Additional risks and uncertainties not presently known, or currently deemed immaterial, may also constrain our business and operations.

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

Effective January 2019, Congress eliminated the financial penalty for noncompliance under the ACA’s individual mandate provision. The Congressional Budget Office and the Joint Committee on Taxation have estimated that elimination of that penalty will result in seven million more uninsured by 2021 and put upward pressure on health insurance premiums. Members of Congress and other politicians have also proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law.

Furthermore, in December 2019, a federal appeals court panel agreed with a December 2018 ruling by the U.S. District Court for the Northern District of Texas in the matter of Texas v. United States that the ACA’s individual mandate is unconstitutional now that Congress has eliminated the tax penalty that was intended to enforce it. The appeals court sent the case back to the lower court to determine how much of the rest of the ACA, if any, can stand in light of its ruling. On January 3, 2020, the U.S. House of Representatives, 20 states and the District of Columbia filed a petition asking the U.S. Supreme Court to review the case on an expedited basis, but their petition was denied on January 21, 2020. Pending a final decision on the matter, the current administration has continued to enforce the ACA.

We are unable to predict the impact on our future revenues and operations of (1) the final decision in Texas v. United States and other court challenges, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in federal fiscal years 2020 through 2025) are made.

Further changes in the Medicare and Medicaid programs or other government healthcare programs, including reductions in scale and scope, could have an adverse effect on our business.

For the year ended December 31, 2019, approximately 20% and 8% of our net patient service revenues from our hospitals and related outpatient facilities were from the Medicare program and various state Medicaid programs, respectively, in each case excluding Medicare and Medicaid managed care programs. The Medicare and Medicaid programs are subject to: statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, among other things; requirements for utilization review; and federal and state funding restrictions, all of which could materially increase or decrease payments from these government programs in the future, as well as affect the cost of providing services to our patients and the timing of payments to our facilities, which could in turn adversely affect our overall business, financial condition, results of operations or cash flows.

Several states in which we operate continue to face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs or have received federal government waivers allowing them to test new approaches and demonstration projects to improve care. Continuing pressure on state budgets and other factors, including legislative and/or regulatory changes, could result in future reductions to Medicaid payments, payment delays, changes to Medicaid supplemental payment programs or additional taxes on hospitals.

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

Violations of existing regulations or failure to comply with new or changed regulations could harm our business and financial results.

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

Moreover, now that we are outsourcing and offshoring certain functions unrelated to direct patient care to enhance efficiency, we must ensure that those operations are compliant with U.S. healthcare industry-specific requirements. In addition, we are required to comply with various federal and state labor laws, rules and regulations governing a variety of workplace wage and hour issues. From time to time, we have been and expect to continue to be subject to regulatory proceedings and private litigation concerning our application of such laws, rules and regulations.

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

A breach or any other failure to comply with our Non-Prosecution Agreement could subject us to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

In September 2016, one of our subsidiaries, Tenet HealthSystem Medical, Inc., entered into a Non-Prosecution Agreement with the DOJ’s Criminal Division, Fraud Section, and the U.S. Attorney’s Office for the Northern District of Georgia, as described in “Compliance and Ethics – Non-Prosecution Agreement” above. The NPA was originally scheduled to expire on February 1, 2020; however, the DOJ subsequently extended the expiration date of the NPA by nine months to November 1, 2020 following its determination that we had breached certain reporting obligations under the terms of the NPA. If, during the remaining term of the NPA, THSMI commits any felony under federal law, or if the Company commits any felony related to the Anti-kickback Statute, or if THSMI or the Company fails to cooperate or otherwise fails to fulfill the obligations set forth in the NPA, then THSMI, the Company and our affiliates could be subject to prosecution, exclusion from participation in federal healthcare programs, and other substantial costs and penalties, including further extensions of the NPA. The Offices retain sole discretion over determining whether there has been a breach of the NPA and whether to pursue prosecution. Any liability or consequences associated with a failure to comply with the NPA could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We could be subject to substantial uninsured liabilities or increased insurance costs as a result of significant legal actions.

We are subject to medical malpractice lawsuits, antitrust and employment class action lawsuits, and other legal actions in the ordinary course of business. Some of these actions involve large demands, as well as substantial defense costs. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to such caps. Our professional and general liability insurance does not cover all claims against us, and it may not continue to be available at a reasonable cost for us to maintain at adequate levels, as the healthcare industry has seen significant increases in the cost of such insurance due to increased litigation. We cannot predict the outcome of current or future legal actions against us or the effect that judgments or settlements in such matters may have on us or on our insurance costs. Additionally, all professional and general liability insurance we purchase is subject to policy limitations. If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period. Any losses not covered by or in excess of the amounts maintained under insurance policies will be funded from our working capital. Furthermore, one or more of our insurance carriers could become insolvent and unable to fulfill its or their obligations to defend, pay or reimburse us when those obligations become due. In that case or if payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to enter into, maintain and renew managed care contractual arrangements on acceptable terms, if we experience material reductions in the contracted rates we receive from managed care payers or if we have difficulty collecting from managed care payers, our results of operations could be adversely affected.

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the year ended December 31, 2019 was approximately $9.5 billion, which represented approximately 66% of our total net patient service revenues. In addition, in the year ended December 31, 2019, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 101% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans. Our ability to negotiate favorable contracts with HMOs, insurers offering preferred provider arrangements and other managed care plans, as well as add new facilities to our existing agreements at contracted rates, significantly affects our revenues and operating results. We currently have thousands of managed care contracts with various HMOs and PPOs; however, our top ten managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2019. Because of this concentration, we may experience a short or long-term adverse effect on our net operating revenues if we cannot renew, replace or otherwise mitigate the impact of expired contracts with significant payers. Furthermore, any disputes between us and significant managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows. At December 31, 2019, 65% of our net accounts receivable for our Hospital Operations and other segment was due from managed care payers.

Private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs, such as HMOs and PPOs. Any negotiated discount programs we agree to generally limit our ability to increase reimbursement rates to offset increasing costs. Furthermore, the ongoing trend toward consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on competitive terms. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. Any material reductions in the contracted rates we receive for our services or any significant difficulties in collecting receivables from managed care payers could have a material adverse effect on our financial condition, results of operations or cash flows.

Our cost-reduction initiatives do not always deliver the benefits we expect, and actions taken may adversely affect our business, financial condition and results of operations.

Our future financial performance and level of profitability is dependent, in part, on various cost-reduction initiatives, including our efforts to outsource certain functions unrelated to direct patient care. We may encounter challenges in executing our cost-reduction initiatives and not achieve the intended cost savings. In addition, we may face wrongful termination, discrimination or other legal claims from employees affected by any workforce reductions, and we may incur substantial costs defending against such claims, regardless of their merits. Such claims may also significantly increase our severance costs. Workforce reductions, whether as a result of internal restructuring or in connection with outsourcing efforts, may result in the loss of numerous long-term employees, the loss of institutional knowledge and expertise, the reallocation of certain job responsibilities and the disruption of business continuity, all of which could negatively affect operational efficiencies and increase our operating expenses in the short term. Moreover, outsourcing and offshoring may expose us to additional risks, such as reduced control over operational quality and timing, foreign political and economic instability, compliance and regulatory challenges, and natural disasters not typically experienced in the United States, such as volcanic activity and tsunamis. Our failure to effectively execute our cost-reduction initiatives may lead to significant volatility, and a decline, in the price of our common stock. We cannot guarantee that our cost-reduction initiatives will be successful, and we may need to take additional steps in the future to achieve our profitability goals.

We cannot provide any assurances that we will be successful in completing the proposed spin-off of Conifer or in divesting assets in non-core markets.

We cannot predict the outcome of the process we have begun to pursue a tax-free spin-off of Conifer. We cannot provide any assurances regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all. We also continue to exit service lines, businesses and markets that we believe are no longer strategic to our long-term growth. To that end, since January 1, 2018, we have divested 11 hospitals in the United States, as well as all of our operations in the United Kingdom. In addition, in December 2019, we entered into a definitive agreement to divest our two hospitals and other operations in the Memphis, Tennessee area. We cannot provide any assurances that completed, planned or future divestitures or other strategic transactions will achieve their business goals or the benefits we expect.

With respect to all proposed divestitures of assets or businesses, we may fail to obtain applicable regulatory approvals for such divestitures, including any approval that may be required under our NPA. Moreover, we may encounter difficulties in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the receipt of anticipated proceeds necessary for us to complete our planned strategic objectives. In addition, our divestiture activities have required, and may in the future require, us to retain significant pre-closing liabilities, recognize impairment charges (as discussed below) or agree to contractual restrictions that limit our ability to reenter the applicable market, which may be material. Furthermore, our divestiture or other corporate development activities, including the planned spin-off of Conifer, may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (including a deterioration in the related asset or business and, in Conifer’s case, the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

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

We believe broad economic factors (including high unemployment rates in some of the markets our facilities serve), instability in consumer spending, uncertainty regarding the future of the Affordable Care Act, and the continued shift of additional financial responsibility to insured patients through higher co-pays, deductibles and premium contributions, among other dynamics, have affected our service mix, revenue mix and patient volumes, as well as our ability to collect outstanding receivables. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. The U.S. economy remains unpredictable. If industry trends, such as reductions in commercial managed care enrollment and patient decisions to postpone or cancel elective and non-emergency healthcare procedures, worsen or if general economic conditions deteriorate, we may not be able to sustain future profitability, and our liquidity and ability to repay our outstanding debt may be harmed.

In addition, a significant number of our hospitals and other healthcare facilities are located in California, Florida and Texas. These concentrations increase the risk that, should any adverse economic, regulatory, environmental or other condition occur in these areas, our overall business, financial condition, results of operations or cash flows could be materially adversely affected.

Trends affecting our actual or anticipated results may require us to record charges that may negatively impact our results of operations.

As a result of factors that have negatively affected our industry generally and our business specifically, we have been required to record various charges in our results of operations. During the years ended December 31, 2019 and 2018, we recorded impairment charges of $42 million and $77 million, respectively. Our impairment tests presume stable, improving or, in some cases, declining operating results in our hospitals, which are based on programs and initiatives being implemented that are designed to achieve the hospitals’ most recent projections. If these projections are not met, or negative trends occur that impact our future outlook, future impairments of long-lived assets and goodwill may occur, and we may incur additional restructuring charges, which could be material. Future restructuring of our operating structure that changes our goodwill reporting units could also result in future impairments of our goodwill. Any such charges could negatively impact our results of operations.

When we acquire new assets or businesses, we become subject to various risks and uncertainties that could adversely affect our results of operations and financial condition.

We have completed a number of acquisitions in recent years, and we expect to pursue similar transactions in the future. A key business strategy for USPI, in particular, is the acquisition and development of facilities, primarily through the formation of joint ventures with physicians and healthcare systems. With respect to planned or future transactions, we cannot provide any assurances that we will be able to identify suitable candidates, consummate transactions on terms that are favorable to us, or achieve synergies or other benefits in a timely manner or at all. Furthermore, companies or operations we acquire may not be profitable or may not achieve the profitability that justifies the investments made. Businesses we acquire may also have pre-existing unknown or contingent liabilities, including liabilities for failure to comply with applicable healthcare regulations. These liabilities could be significant, and, if we are unable to exclude them from the acquisition transaction or successfully obtain indemnification from a third party, they could harm our business and financial condition. In addition, we may face significant challenges in integrating personnel and financial and other systems. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of additional debt and contingent liabilities, and increased operating expenses, any of which could adversely affect our results of operations and financial condition.

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

As part of the formation of USPI in 2015, we entered into a put/call agreement with respect to the equity interests in USPI held by our joint venture partners at that time. During 2016, 2017 and 2018, we paid a total of $1.473 billion to purchase additional shares of USPI to increase our ownership interest in USPI from 50.1% to 95%.

We have also entered into a separate put/call agreement (the “Baylor Put/Call Agreement”) with respect to the remaining 5% outside ownership interest in USPI held by Baylor University Medical Center. Each year starting in 2021, Baylor may require us to purchase, or “put” to us, up to 33.3% of their total shares in USPI held as of April 1, 2017. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. In each case, we have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

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

•
Our joint venture partners may have exit rights that would require us to purchase their interests upon the occurrence of certain events or the passage of certain time periods, which could impact our financial condition by requiring us to incur additional indebtedness in order to complete such transactions or, alternatively, in some cases we may have the option to issue shares of our common stock to our joint venture partners to satisfy such obligations, which would dilute the ownership of our existing shareholders. When our joint venture partners seek to exercise their exit rights, we may be unable to agree on the value of their interests, which could harm our relationship with our joint venture partners or potentially result in litigation.

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

The success of our business and clinical program development depends in significant part on the number, quality, specialties, and admitting and scheduling practices of the licensed physicians who have been admitted to the medical staffs of our hospitals and other facilities, as well as physicians who affiliate with us and use our facilities as an extension of their practices. Physicians are often not employees of the hospitals or surgery centers at which they practice. Members of the medical staffs of our facilities also often serve on the medical staffs of facilities we do not operate, and they are free to terminate their association with our facilities or admit their patients to competing facilities at any time. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities.

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

Our labor costs can be adversely affected by competition for staffing, the shortage of experienced nurses and labor union activity.

The operations of our facilities depend on the efforts, abilities and experience of our management and medical support personnel, including nurses, therapists, pharmacists and lab technicians, as well as our employed physicians. We compete with other healthcare providers in recruiting and retaining employees, and, like others in the healthcare industry, we continue to experience a shortage of critical-care nurses in certain disciplines and geographic areas. As a result, from time to time, we may be required to enhance wages and benefits to recruit and retain experienced employees, make greater investments in education and training for newly licensed medical support personnel, or hire more expensive temporary or contract employees. Furthermore, state-mandated nurse-staffing ratios in California affect not only our labor costs, but, if we are unable to hire the necessary number of experienced nurses to meet the required ratios, they may also cause us to limit volumes, which would have a corresponding adverse effect on our net operating revenues. In general, our failure to recruit and retain qualified management, experienced nurses and other medical support personnel, or to control labor costs, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Increased labor union activity is another factor that can adversely affect our labor costs. At December 31, 2019, approximately 28% of the employees in our Hospital Operations and other segment were represented by labor unions. Less than 1% of the total employees in both our Ambulatory Care and Conifer segments belong to a union. Unionized employees – primarily registered nurses and service, technical and maintenance workers – are located at 35 of our hospitals, the majority of which are in California, Florida and Michigan. When negotiating collective bargaining agreements with unions, whether such agreements are renewals or first contracts, there is a possibility that strikes could occur, and our continued operation during any strikes could increase our labor costs and have an adverse effect on our patient volumes and net operating revenues. Organizing activities by labor unions could increase our level of union representation in future periods, which could result in increases in salaries, wages and benefits expense.

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

In the future, we expect to encounter increased competition from system-affiliated hospitals and healthcare companies, as well as health insurers and private equity companies seeking to acquire providers, in specific geographic markets. We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in diagnostic and specialty services and for quality physicians and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes.

Conifer operates in a highly competitive industry, and its current or future competitors may be able to compete more effectively than Conifer does, which could have a material adverse effect on Conifer’s margins, growth rate and market share.

As we pursue a spin-off of Conifer, we are continuing to market Conifer’s revenue cycle management, patient communications and engagement services, and value-based care solutions businesses. The timing and uncertainty associated with our plans for Conifer may have an adverse impact on Conifer’s ability to secure new clients. There can be no assurance that Conifer will be successful in generating new client relationships, including with respect to hospitals we or Conifer’s other clients sell, as the respective buyers of such hospitals may not continue to use Conifer’s services or, if they do, they may not do so under the same contractual terms. The market for Conifer’s solutions is highly competitive, and we expect competition may intensify in the future. Conifer faces competition from existing participants and new entrants to the revenue cycle management market, as well as from the staffs of hospitals and other healthcare providers who handle these processes internally. In addition, electronic medical record software vendors may expand into services offerings that compete with Conifer. To be successful, Conifer must respond more quickly and effectively than its competitors to new or changing opportunities, technologies, standards, regulations and client requirements. Moreover, existing or new competitors may introduce technologies or services that render Conifer’s technologies or services obsolete or less marketable. Even if Conifer’s technologies and services are more effective than the offerings of its competitors, current or potential clients might prefer competitive technologies or services to Conifer’s technologies and services. Furthermore, increased competition has resulted and may continue to result in pricing pressures, which could negatively impact Conifer’s margins, growth rate or market share.

Our level of indebtedness could, among other things, adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under the agreements relating to our indebtedness.

At December 31, 2019, we had approximately $14.8 billion of total long-term debt, as well as $93 million in standby letters of credit outstanding in the aggregate under our senior secured revolving credit facility (as amended, “Credit Agreement”) and our letter of credit facility agreement (as amended, “LC Facility”). Our Credit Agreement is collateralized by eligible inventory and patient accounts receivable, including receivables for Medicaid supplemental payments, of substantially all of our domestic wholly owned acute care and specialty hospitals, and our LC Facility is guaranteed and secured by a first priority pledge of the capital stock and other ownership interests of certain of our hospital subsidiaries on an equal ranking basis with our existing senior secured notes. From time to time, we expect to engage in additional capital market, bank credit and other financing activities, depending on our needs and financing alternatives available at that time.

The interest expense associated with our indebtedness offsets a substantial portion of our operating income. During 2019, our interest expense was $985 million and represented 65% of our $1.513 billion of operating income. As a result, relatively small percentage changes in our operating income can result in a relatively large percentage change in our net income and earnings per share, both positively and negatively. In addition:

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

•
A significant portion of our outstanding debt is subject to early prepayment penalties, such as “make-whole premiums”; as a result, it may be costly to pursue debt repayment as a deleveraging strategy.

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

These restrictions are subject to a number of important exceptions and qualifications. In addition, under certain circumstances, the terms of our Credit Agreement require us to maintain a financial ratio relating to our ability to satisfy certain fixed expenses, including interest payments. Our ability to meet this financial ratio and the aforementioned restrictive covenants may be affected by events beyond our control, and we cannot assure you that we will meet those tests. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. In addition, a breach of any of these covenants could cause an event of default, which, if not cured or waived, could require us to repay the indebtedness immediately. Under these conditions, we are not certain whether we would have, or be able to obtain, sufficient funds to make accelerated payments.

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

Our Credit Agreement provides for revolving loans in an aggregate principal amount of up to $1.5 billion, with a $200 million subfacility for standby letters of credit. Based on our eligible receivables, $1.499 billion was available for borrowing under the Credit Agreement at December 31, 2019. Our LC Facility provides for the issuance of standby and documentary letters of credit in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). At December 31, 2019, we had no cash borrowings outstanding under the Credit Agreement, and we had $93 million of standby letters of credit outstanding in the aggregate under the Credit Agreement and the LC Facility. If new indebtedness is added or our leverage increases, the related risks that we now face could intensify.

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

Our networks and technology systems have experienced disruption due to events such as system implementations, upgrades, and other maintenance and improvements, and they are subject to disruption in the future for similar events, as well as catastrophic events, including a major earthquake, fire, hurricane, telecommunications failure, ransomware attack, terrorist attack or the like. Any breach or system interruption of our information systems or of third parties with access to our sensitive and confidential data could result in: the unauthorized disclosure, misuse, loss or alteration of such data; interruptions and delays in our normal business operations (including the collection of revenues); patient harm; potential liability under privacy, security, consumer protection or other applicable laws; regulatory penalties; and negative publicity and damage to our reputation. Any of these could have a material adverse effect on our business, financial position, results of operations or cash flows.

The utilization of our tax losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

At December 31, 2019, we had federal net operating loss (“NOL”) carryforwards of approximately $600 million pre-tax available to offset future taxable income. These NOL carryforwards will expire in the years 2032 to 2034. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of a company’s taxable income that may be offset by the NOL carryforwards if it experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when a company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. (This is different from a change in beneficial ownership under applicable securities laws.) These ownership changes include purchases of common stock under share repurchase programs, a company’s offering of its stock, the purchase or sale of company stock by five-percent shareholders, or the issuance or exercise of rights to acquire company stock. While we expect to be able to realize our total NOL carryforwards prior to their expiration, if an ownership change occurs, our ability to use the NOL carryforwards to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income we generate in future periods. There is no assurance that we will be able to fully utilize the NOL carryforwards. Furthermore, we could be required to record a valuation allowance related to the amount of the NOL carryforwards that may not be realized, which could adversely impact our results of operations.

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

The ACA also created the CMS Innovation Center to test innovative payment and service delivery models that have the potential to reduce Medicare, Medicaid or Children’s Health Insurance Program expenditures while preserving or enhancing the quality of care for beneficiaries. Participation in some of these models is voluntary; however, participation in certain bundled payment arrangements is mandatory for providers located in randomly selected geographic locations. Generally, the bundled payment models hold hospitals financially accountable for the quality and costs for an entire episode of care for a specific diagnosis or procedure from the date of the hospital admission or inpatient procedure through 90 days post-discharge, including services not provided by the hospital, such as physician, inpatient rehabilitation, skilled nursing and home health services. Under the mandatory models, hospitals are eligible to receive incentive payments or will be subject to payment reductions within certain corridors based on their performance against quality and spending criteria. In 2015, CMS finalized a five-year bundled payment model, called the Comprehensive Care for Joint Replacement (“CJR”) model, which includes hip and knee replacements, as well as other major leg procedures. Seventeen hospitals in our Hospital Operations and other segment and four of USPI’s surgical hospitals currently participate in the CJR model. In addition, 61 hospitals in our Hospital Operations and other segment and six of USPI’s surgical hospitals participate in the CMS Bundled Payments for Care Improvement Advanced (“BPCIA”) program that became effective October 1, 2018. USPI also holds the CMS contract for two physician group practices participating in the BPCIA program. We cannot predict what impact, if any, these demonstration programs will have on our inpatient volumes, net revenues or cash flows.

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

Our operations and financial results could be harmed by a national or localized outbreak of a highly contagious disease, and a pandemic outside of the United States could also adversely impact our business.
If an epidemic or other public health crisis were to occur nationally or in an area in which we operate, our business and financial results could be adversely affected. If any of our facilities were involved, or perceived to be involved, in treating patients with a highly contagious disease, such as the 2019 Novel Coronavirus (COVID-19) or the Ebola virus, our reputation may be negatively impacted; as a result, other patients might cancel or defer elective procedures or otherwise avoid medical treatment, resulting in reduced patient volumes and operating revenues. Furthermore, the treatment of a highly contagious disease at one of our facilities may result in a temporary shutdown, the diversion of patients or staffing shortages. Moreover, we cannot predict the costs associated with the potential treatment of an infectious disease outbreak by our hospitals or preparation for such treatment. A pandemic outside of the United States could also adversely impact our business in ways that are difficult to predict. In the event that the current coronavirus outbreak, or any actions the Chinese government or other governmental authorities take in connection with COVID-19, disrupts the production or supply of pharmaceuticals and medical supplies from China, for example, our business could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The disclosure required under this Item is included in Item 1, Business, of Part I of this report.

ITEM 3. LEGAL PROCEEDINGS

Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material pending legal proceedings in which we are involved, see Note 17 to our Consolidated Financial Statements, which is incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “THC.” As of February 14, 2020, there were 3,728 holders of record of our common stock. Our transfer agent and registrar is Computershare. Shareholders with questions regarding their stock certificates, including inquiries related to exchanging or replacing certificates or changing an address, should contact the transfer agent at (866) 229-8416.

Equity Compensation. Refer to Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this report, as well as Note 10 to our Consolidated Financial Statements, for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph. The following graph shows the cumulative, five-year total return for our common stock compared to the following indices:

•	The S&P 500, a stock market index that measures the equity performance of 500 large companies listed on the stock exchanges in the United States (in which we are not included);

•	The S&P 500 Health Care, a stock market index comprised of those companies included in the S&P 500 that are classified as part of the healthcare sector (in which we are not included); and

•
A group made up of us and our hospital company peers (namely, Community Health Systems, Inc. (CYH), HCA Healthcare, Inc. (HCA), Tenet Healthcare Corporation (THC) and Universal Health Services, Inc. (UHS)), which we refer to as our “Peer Group”.

Performance data assumes that $100.00 was invested on December 31, 2014 in our common stock and each of the indices. The data assumes the reinvestment of all cash dividends and the cash value of other distributions. Moreover, in accordance with U.S. Securities and Exchange Commission (“SEC”) regulations, the returns of each company in our Peer Group have been weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown in the graph is not necessarily indicative of future stock price performance. The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

	12/14	12/15	12/16	12/17	12/18	12/19
Tenet Healthcare Corporation	$100.00	$59.80	$29.29	$29.92	$33.83	$75.05
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
S&P Health Care	$100.00	$106.89	$104.01	$126.98	$135.19	$163.34
Peer Group	$100.00	$86.95	$82.39	$94.36	$124.69	$154.63

ITEM 6. SELECTED FINANCIAL DATA

OPERATING RESULTS

The following tables present selected consolidated financial data for Tenet Healthcare Corporation and its wholly owned and majority-owned subsidiaries for the years ended December 31, 2015 through 2019. Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016-02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016-02, we recorded $822 million of right-of-use assets, net of deferred rent, associated with operating leases in investments and other assets in our consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our consolidated balance sheet and $715 million of long-term liabilities associated with operating leases in other long-term liabilities in our consolidated balance sheet. Effective January 1, 2018, we adopted the FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts.

Our portfolio of hospitals has changed during the periods presented below, primarily due to acquisition and divestiture activity. At December 31, 2019, 2018, 2017, 2016 and 2015, we consolidated the results of 65, 68, 72, 75 and 86 hospitals, respectively. Effective June 16, 2015, we completed a transaction that combined our freestanding ambulatory surgery and imaging center assets with the surgical facility assets of United Surgical Partners International, Inc. into a new joint venture called USPI Holding Company, Inc. (“USPI”). At December 31, 2019, we owned 95% of USPI. The following tables include USPI for the post-acquisition period only. Also, in the following tables, electronic health incentives have been reclassified to other operating expenses, net, as they are no longer significant enough to present separately. The following tables should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our Consolidated Financial Statements and notes thereto included in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Millions, Except Per-Share Amounts)
Net operating revenues:
Net operating revenues before provision for doubtful accounts			$20,613	$21,070	$20,111
Less: Provision for doubtful accounts			1,434	1,449	1,477
Net operating revenues	$18,479	$18,313	19,179	19,621	18,634
Equity in earnings of unconsolidated affiliates	175	150	144	131	99
Operating expenses:
Salaries, wages and benefits	8,704	8,634	9,274	9,328	8,990
Supplies	3,057	3,004	3,085	3,124	2,963
Other operating expenses, net	4,189	4,256	4,561	4,859	4,483
Depreciation and amortization	850	802	870	850	797
Impairment and restructuring charges, and acquisition-related costs	185	209	541	202	318
Litigation and investigation costs	141	38	23	293	291
Net losses (gains) on sales, consolidation and deconsolidation of facilities	15	(127)	(144)	(151)	(186)
Operating income	1,513	1,647	1,113	1,247	1,077
Interest expense	(985)	(1,004)	(1,028)	(979)	(912)
Other non-operating expense, net	(5)	(5)	(22)	(20)	(20)
Gain (loss) from early extinguishment of debt	(227)	1	(164)	—	(1)
Income (loss) from continuing operations, before income taxes	296	639	(101)	248	144
Income tax expense	(153)	(176)	(219)	(67)	(68)
Income (loss) from continuing operations, before discontinued operations	143	463	(320)	181	76
Less: Net income available to noncontrolling interests from continuing operations	386	355	384	368	218
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders from continuing operations	$(243)	$108	$(704)	$(187)	$(142)
Basic earnings available (loss attributable) per share to Tenet Healthcare Corporation common shareholders from continuing operations	$(2.35)	$1.06	$(7.00)	$(1.88)	$(1.43)
Diluted earnings available (loss attributable) per share to Tenet Healthcare Corporation common shareholders from continuing operations	$(2.35)	$1.04	$(7.00)	$(1.88)	$(1.43)

The operating results data presented above is not necessarily indicative of our future results of operations. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures.

BALANCE SHEET DATA

	December 31,
	2019	2018	2017	2016	2015
	(In Millions)
Working capital (current assets minus current liabilities)	$876	$779	$1,241	$1,223	$863
Total assets	23,351	22,409	23,385	24,701	23,682
Long-term debt, net of current portion	14,580	14,644	14,791	15,064	14,383
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,506	1,420	1,866	2,393	2,266
Noncontrolling interests	854	806	686	665	267
Total equity	483	687	539	1,082	958

CASH FLOW DATA

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In Millions)
Net cash provided by operating activities	$1,233	$1,049	$1,200	$558	$1,026
Net cash provided by (used in) investing activities	(619)	(115)	21	(430)	(1,317)
Net cash provided by (used in) financing activities	(763)	(1,134)	(1,326)	232	454

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of our facilities were classified as held for sale at December 31, 2019. Our Ambulatory Care segment is comprised of the operations of USPI, in which we own a 95% interest, and included nine European Surgical Partners Limited (“Aspen”) facilities until their divestiture effective August 17, 2018. At December 31, 2019, USPI had interests in 260 ambulatory surgery centers, 39 urgent care centers, 23 imaging centers and 24 surgical hospitals in 27 states. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we owned 76.2% as of December 31, 2019, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Sources of Revenue for Our Hospital Operations and Other Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Recently Issued Accounting Standards

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of (i) our same 65 hospitals operated throughout the years ended December 31, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, (v) three Chicago-area hospitals, which we divested effective January 28, 2019, and (vi) Aspen’s nine facilities, which we divested August 17, 2018. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Termination of USPI Management Equity Plan and Adoption of USPI Restricted Stock Plan—As described in Note 10 to the accompanying Consolidated Financial Statements, USPI previously maintained a management equity plan whereby it had granted non-qualified options to purchase nonvoting shares of USPI’s outstanding common stock to eligible plan participants. In February 2020, the plan and all unvested options granted under the plan were terminated in accordance with the terms of the plan. In the first quarter of 2020, USPI will repurchase all vested options and all shares of USPI stock acquired upon exercise of an option. All participants in the plan will receive fair market value for any such vested options or shares; all unvested options under the plan were canceled. USPI will pay approximately $35 million to eligible plan participants in connection with the repurchase of eligible securities.
Also in February 2020, USPI adopted a new restricted stock plan whereby USPI will grant shares of restricted non-voting common stock to eligible plan participants. Approximately 3% of USPI’s outstanding common stock (after giving effect to the repurchases described above) has been reserved for issuance under the new USPI restricted stock plan. The restricted stock will vest over a four-year period, with 60% vesting ratably on the first three anniversaries of the grant date and the remaining 40% vesting on the fourth anniversary. Upon each vesting, the participant must hold the underlying shares for at least six months plus one day and then is eligible to sell the underlying shares to USPI at their estimated fair market value, as determined by the USPI board of directors. Upon termination of service with USPI, a participant’s unvested restricted stock is forfeited, and vested shares will be repurchased by USPI provided the shares have been held for the requisite holding period. Between August 2024 and February 2025, USPI will be required to purchase from each participant any of their outstanding shares of nonvoting common stock at their estimated fair market value, provided the shares have been held for the requisite holding period. Payment for USPI’s purchases of any eligible nonvoting common stock may be made in cash or in shares of Tenet’s common stock.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment. We are focused on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. We have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we have established offshore support operations in the Republic of the Philippines. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $57 million in the year ended December 31, 2019, and we expect to incur additional such restructuring charges in 2020. We are continuing in 2020 to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long-term growth strategy. To that end, since January 1, 2018, we have divested 11 hospitals in the United States, as well as all of our operations in the United Kingdom. In addition, in December 2019, we entered into a definitive agreement to divest our two hospitals and other operations in the Memphis, Tennessee area. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt-to-Adjusted EBITDA.

Improving the Customer Care Experience—As consumers continue to become more engaged in managing their health, we recognize that understanding what matters most to them and earning their loyalty is imperative to our success. As such, we have enhanced our focus on treating our patients as traditional customers by: (1) establishing networks of physicians and facilities that provide convenient access to services across the care continuum; (2) expanding service lines aligned with growing community demand, including a focus on aging and chronic disease patients; (3) offering greater affordability and predictability, including simplified registration and discharge procedures, particularly in our outpatient centers; (4) improving our culture of service; and (5) creating health and benefit programs, patient education and health literacy materials that are customized to the needs of the communities we serve. Through these efforts, we intend to improve the customer care experience in every part of our operations.

Expansion of Our Ambulatory Care Segment—We remain focused on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We opened seven new outpatient centers in the year ended December 31, 2019, and we acquired 10 outpatient businesses. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the SEC, and final approval from our board of directors. We are targeting to complete the separation by the end of the second quarter of 2021; however, there can be no assurance regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, that the other conditions of the spin-off will be met, or that the spin-off will be completed at all.

Conifer serves approximately 660 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

Improving Profitability—We are focused on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that are experiencing higher growth rates than traditional Medicare plans, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. In 2020, we are continuing to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

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

RECENT RESULTS OF OPERATIONS

We have provided below certain selected operating statistics for the three months ended December 31, 2019 and 2018 on a continuing operations basis, which includes the results of (i) our same 65 hospitals operated throughout the three months ended December 31, 2019 and 2018, (ii) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (iii) MacNeal Hospital, which we divested effective March 1, 2018, (iv) Des Peres Hospital, which we divested effective May 1, 2018, and (v) three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per-adjusted-patient-admission basis to show trends other than volume.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Statistics	2019	2018	Increase (Decrease)
Hospital Operations and other – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	68	(3)	(1)
Total admissions	170,815	170,407	0.2%
Adjusted patient admissions(2)	306,384	308,113	(0.6)%
Paying admissions (excludes charity and uninsured)	160,244	160,172	—%
Charity and uninsured admissions	10,571	10,235	3.3%
Emergency department visits	645,791	649,544	(0.6)%
Total surgeries	106,399	108,535	(2.0)%
Patient days — total	796,239	779,728	2.1%
Adjusted patient days(2)	1,394,191	1,383,372	0.8%
Average length of stay (days)	4.66	4.58	1.7%
Average licensed beds	17,211	17,935	(4.0)%
Utilization of licensed beds(3)	50.3%	47.3%	3.0%	(1)
Total visits	1,700,696	1,734,523	(2.0)%
Paying visits (excludes charity and uninsured)	1,586,704	1,617,970	(1.9)%
Charity and uninsured visits	113,992	116,553	(2.2)%
Ambulatory Care
Total consolidated facilities (at end of period)	238	227	11	(1)
Total cases	549,319	499,803	9.9%

(1)	The change is the difference between the 2019 and 2018 amounts shown.
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

Total admissions increased by 408, or 0.2%, in the three months ended December 31, 2019 compared to the three months ended December 31, 2018, and total surgeries decreased by 2,136, or 2.0%, in the 2019 period compared to the 2018 period. Our emergency department visits decreased 0.6% in the three months ended December 31, 2019 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended December 31, 2019 compared to the three months ended December 31, 2018 were negatively affected by the sale of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases increased 9.9% in the three months ended December 31, 2019 compared to the 2018.

	Continuing Operations
	Three Months Ended December 31,
Revenues	2019	2018	Increase (Decrease)
Net operating revenues
Hospital Operations and other prior to inter-segment eliminations	$3,983	$3,843	3.6%
Ambulatory Care	632	554	14.1%
Conifer	332	372	(10.8)%
Inter-segment eliminations	(141)	(150)	(6.0)%
Total	$4,806	$4,619	4.0%

Net operating revenues increased by $187 million, or 4.0%, in the three months ended December 31, 2019 compared to the same period in 2018, primarily due to increased acuity and improved managed care pricing.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 58.4 days at December 31, 2019, 59.6 days at September 30, 2019 and 56.5 days at December 31, 2018, compared to our target of less than 55 days. AR Days are calculated as our accounts receivable from continuing operations on the last day of the quarter divided by our net operating revenues from continuing operations for the quarter ended on that date divided by the number of days in the quarter. This calculation includes our Hospital Operations and other contract assets and the accounts receivable of our Memphis-area facilities that have been classified in assets held for sale on our Consolidated Balance Sheet at December 31, 2019, and excludes (i) two Philadelphia-area hospitals, which we divested effective January 11, 2018, (ii) MacNeal Hospital, which we divested effective March 1, 2018, (iii) Des Peres Hospital, which we divested effective

May 1, 2018, (iv) three Chicago-area hospitals, which we divested effective January 28, 2019, and (v) our California provider fee revenues.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits	$1,886	$1,785	5.7%
Supplies	670	641	4.5%
Other operating expenses	882	919	(4.0)%
Total	$3,438	$3,345	2.8%
Ambulatory Care
Salaries, wages and benefits	$168	$160	5.0%
Supplies	132	114	15.8%
Other operating expenses	86	84	2.4%
Total	$386	$358	7.8%
Conifer
Salaries, wages and benefits	$175	$211	(17.1)%
Supplies	1	1	—%
Other operating expenses	62	73	(15.1)%
Total	$238	$285	(16.5)%
Total
Salaries, wages and benefits	$2,229	$2,156	3.4%
Supplies	803	756	6.2%
Other operating expenses	1,030	1,076	(4.3)%
Total	$4,062	$3,988	1.9%
Rent/lease expense(1)
Hospital Operations and other	$62	$58	6.9%
Ambulatory Care	23	20	15.0%
Conifer	2	4	(50.0)%
Total	$87	$82	6.1%

(1)	Included in other operating expenses.

	Continuing Operations
	Three Months Ended December 31,
Selected Operating Expenses per Adjusted Patient Admission	2019	2018	Increase (Decrease)
Hospital Operations and other
Salaries, wages and benefits per adjusted patient admission(1)	$6,153	$5,791	6.3%
Supplies per adjusted patient admission(1)	2,190	2,079	5.3%
Other operating expenses per adjusted patient admission(1)	2,869	2,991	(4.1)%
Total per adjusted patient admission	$11,212	$10,861	3.2%

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

Salaries, wages and benefits per adjusted patient admission increased 6.3% in the three months ended December 31, 2019 compared to the same period in 2018. This change was primarily due to annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense, partially offset by the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives in the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Supplies expense per adjusted patient admission increased 5.3% in the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The change in supplies expense was primarily attributable to growth in our higher acuity supply-intensive surgical services, partially offset by the impact of the group-purchasing strategies and supplies-management services we utilize to reduce costs.

Other operating expenses per adjusted patient admission decreased by 4.1% in the three months ended December 31, 2019 compared to the prior-year period. This decrease was primarily due to lower malpractice expense, which was $43 million lower in the 2019 period compared to the 2018 period, and decreased costs associated with funding indigent care services, which costs were substantially offset by decreased net patient revenues, partially offset by higher medical fees and the impact of gains on asset sales in the 2018 period primarily related to the sale of an equity method investment. The 2019 period included a favorable adjustment of approximately $5 million from a 21 basis point increase in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to an unfavorable adjustment of approximately $8 million from a 42 basis point decrease in the interest rate in the 2018 period.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $262 million at December 31, 2019 compared to $314 million at September 30, 2019.

Significant cash flow items in the three months ended December 31, 2019 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $812 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $56 million;

•	Capital expenditures of $178 million;

•	Proceeds from the sales of facilities and other assets of $19 million;

•	Proceeds from sale of marketable securities, long-term investments and other assets of $30 million;

•	Interest payments of $241 million;

•	$275 million of net repayments of cash borrowings under our credit facility; and

•	$84 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $1.233 billion in the year ended December 31, 2019 compared to $1.049 billion in the year ended December 31, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	An increase of $29 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Decreased cash receipts of $13 million related to supplemental Medicaid programs in California and Texas;

•	Lower interest payment of $30 million in the 2019 period;

•	Lower income tax payments of $13 million in the 2019 period;

•
A $146 million increase in income from continuing operations before income taxes, gain (loss) from early extinguishment of debt, other non-operating expense, net, interest expense, net gains (losses) on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the year ended December 31, 2019 compared to the year ended December 31, 2018; and

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

The following table shows the sources of net patient service revenues less implicit price concessions and provision for doubtful accounts for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions and provision for doubtful accounts from all sources:

	Years Ended December 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2019	2018	2017
Medicare	20.1%	20.5%	21.9%
Medicaid	8.3%	9.2%	8.8%
Managed care(1)	66.2%	65.4%	64.6%
Uninsured	0.7%	0.7%	0.6%
Indemnity and other	4.7%	4.2%	4.1%

(1)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Years Ended December 31,
Admissions from:	2019	2018	2017
Medicare	24.8%	25.4%	26.0%
Medicaid	6.2%	6.3%	6.5%
Managed care(1)	60.3%	59.7%	59.6%
Charity and uninsured	6.0%	6.0%	5.5%
Indemnity and other	2.7%	2.6%	2.4%

(1)	Includes Medicare and Medicaid managed care programs.

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

The Affordable Care Act

The expansion of Medicaid in the 36 states (including four in which we currently operate acute care hospitals) and the District of Columbia that have taken action to do so is financed through:

•
negative adjustments to the annual market basket updates for the Medicare hospital inpatient and outpatient prospective payment systems, which began in 2010 and expired on September 30, 2019, as well as additional negative “productivity adjustments” to the annual market basket updates, which began in 2011 and do not expire under current law; and

•
reductions to Medicare and Medicaid disproportionate share hospital (“DSH”) payments, which began for Medicare payments in FFY 2014 and, under current law, are scheduled to commence for Medicaid payments in FFY 2020.

Effective January 2019, Congress eliminated the financial penalty for noncompliance under the ACA’s individual mandate provision, which requires most U.S. citizens and noncitizens who lawfully reside in the country to have health insurance meeting specified standards. The Congressional Budget Office and the Joint Committee on Taxation have estimated that elimination of the individual mandate penalty will result in seven million more uninsured by 2021 and put upward pressure on health insurance premiums. Members of Congress and other politicians have also proposed measures that would expand government-sponsored coverage, including single-payer plans, such as Medicare for All. We cannot predict if or when further modification of the ACA will occur or what action, if any, Congress might take with respect to eventually repealing and possibly replacing the law. Furthermore, in December 2019, a federal appeals court panel agreed with a December 2018 ruling by the U.S. District Court for the Northern District of Texas in the matter of Texas v. United States that the ACA’s individual mandate is unconstitutional now that Congress has eliminated the tax penalty that was intended to enforce it. The appeals court sent the case back to the lower court to determine how much of the rest of the ACA, if any, can stand in light of its ruling. On January 3, 2020, the U.S. House of Representatives, 20 states and the District of Columbia filed a petition asking the U.S. Supreme Court to review the case on an expedited basis, but their petition was denied on January 21, 2020. Pending a final decision on the matter, the current administration has continued to enforce the ACA.

We are unable to predict the impact on our future revenues and operations of (1) the final decision in Texas v. United States and other court challenges, (2) administrative, regulatory and legislative changes, including expansion of government-sponsored coverage, or (3) market reactions to those changes. However, if the ultimate impact is that significantly fewer individuals have private or public health coverage, we likely will experience decreased patient volumes, reduced revenues and an increase in uncompensated care, which would adversely affect our results of operations and cash flows. This negative effect will be exacerbated if the ACA’s reductions in Medicare reimbursement and reductions in Medicare DSH payments that have already taken effect are not reversed if the law is repealed or if further reductions (including Medicaid DSH reductions scheduled to take effect in FFYs 2020 through 2025, as described below) are made.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations and other segment for services provided to patients enrolled in the Original Medicare Plan for the years ended December 31, 2019, 2018 and 2017 are set forth in the following table:

	Years Ended December 31,
Revenue Descriptions	2019	2018	2017
Medicare severity-adjusted diagnosis-related group — operating	$1,512	$1,526	$1,659
Medicare severity-adjusted diagnosis-related group — capital	133	137	162
Outliers	82	83	89
Outpatient	737	748	762
Disproportionate share	232	228	265
Other(1)	192	160	306
Total Medicare net patient service revenues	$2,888	$2,882	$3,243

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

The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. Using diagnosis and procedure information submitted by the hospital, CMS assigns to each discharge an MS-DRG, and the base payments are multiplied by the relative weight of the MS-DRG assigned. The MS-DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals, the relative costs associated with each MS-DRG, changes in labor data by geographic area, and other policies. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not take into consideration an individual hospital’s operating and capital costs.

Outlier Payments—Outlier payments are additional payments made to hospitals on individual claims for treating Medicare patients whose medical conditions are costlier to treat than those of the average patient in the same MS-DRG. To qualify for a cost outlier payment, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. A Medicare Administrative Contractor (“MAC”) calculates the cost of a claim by multiplying the billed charges by an average cost-to-charge ratio that is typically based on the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

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

Hospitals qualifying for the Empirically Justified Amount of DSH payments are also eligible to receive an additional payment for uncompensated care (the “UC DSH Amount”). The UC DSH Amount is a hospital’s share of a pool of funds that the CMS Office of the Actuary estimates would equal 75% of Medicare DSH that otherwise would have been paid under the pre-ACA formula, adjusted for changes in the percentage of individuals that are uninsured. Generally, the factors used to calculate and distribute UC DSH Amounts are set forth in the ACA and are not subject to administrative or judicial review. Although the statute requires that each hospital’s cost of uncompensated care (i.e., charity and bad debt) as a percentage of the total uncompensated care cost of all DSH hospitals be used to allocate the pool. As of December 31, 2019, 55 of our acute care hospitals in continuing operations qualified for Medicare DSH payments.

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

Direct Graduate and Indirect Medical Education Payments—The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits, is made in the form of DGME and IME payments. As of December 31, 2019, 27 of our hospitals in continuing operations were affiliated with academic institutions and were eligible to receive such payments.

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

Inpatient Psychiatric Facility Prospective Payment System

The inpatient psychiatric facility (“IPF”) prospective payment system (“IPF-PPS”) applies to psychiatric hospitals and psychiatric units located within acute care hospitals that have been designated as exempt from the hospital inpatient prospective payment system. The IPF-PPS is based on prospectively determined per-diem rates and includes an outlier policy that authorizes additional payments for extraordinarily costly cases. As of December 31, 2019, 20 of our general hospitals in continuing operations operated IPF units.

Inpatient Rehabilitation Prospective Payment System

Rehabilitation hospitals and rehabilitation units in acute care hospitals meeting certain criteria established by CMS are eligible to be paid as an inpatient rehabilitation facility (“IRF”) under the IRF prospective payment system (“IRF-PPS”). Payments under the IRF-PPS are made on a per-discharge basis. The IRF-PPS uses federal prospective payment rates across distinct case-mix groups established by a patient classification system. As of December 31, 2019, we operated one freestanding IRF, and 15 of our general hospitals in continuing operations operated IRF units.

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

Medicare Claims Reviews

HHS estimates that the overall FFY 2019 Medicare fee-for-service (“FFS”) improper payment rate for the program is approximately 7.3%. The FFY 2019 error rate for Hospital IPPS payments is approximately 3.6%. CMS has identified the FFS program as a program at risk for significant erroneous payments. One of CMS’ stated key goals is to pay claims properly the first time. This means paying the right amount, to legitimate providers, for covered, reasonable and necessary services provided to eligible beneficiaries. According to CMS, paying correctly the first time saves resources required to recover improper payments and ensures the proper expenditure of Medicare Trust Fund dollars. CMS has established several initiatives to prevent or identify improper payments before a claim is paid, and to identify and recover improper payments after paying a claim. The overall goal is to reduce improper payments by identifying and addressing coverage and coding billing errors for all provider types. Under the authority of the Act, CMS employs a variety of contractors (e.g., MACs, Recovery Audit Contractors and Unified Program Integrity Contractors) to process and review claims according to Medicare rules and regulations.

Claims selected for prepayment review are not subject to the normal Medicare FFS payment timeframe. Furthermore, prepayment and post-payment claims denials are subject to administrative and judicial review, and we intend to pursue the reversal of adverse determinations where appropriate. We have established robust protocols to respond to claims reviews and payment denials. In addition to overpayments that are not reversed on appeal, we incur additional costs to respond to requests for records and pursue the reversal of payment denials. The degree to which our Medicare FFS claims are subjected to prepayment reviews, the extent to which payments are denied, and our success in overturning denials could have a material adverse effect on our cash flows and results of operations.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded managed care Medicaid programs, constituted 18.4%, 19.8% and 20.4% of total net patient service revenues less implicit price concessions and provision for doubtful accounts of our acute care hospitals and related outpatient facilities for the years ended December 31, 2019, 2018 and 2017, respectively. We also receive DSH and other supplemental revenues under various state Medicaid programs. For the years ended December 31, 2019, 2018 and 2017, our total Medicaid revenues attributable to DSH and other supplemental revenues were $782 million, $847 million and $864 million, respectively. The $782 million of total Medicaid revenues attributable to DSH and other supplemental revenues for the year ended December 31, 2019 was comprised of $246 million related to the California provider fee program described below, $263 million related to the Michigan provider fee program, $137 million related to Medicaid DSH programs in multiple states, $118 million related to the Texas 1115 waiver program described below, and $18 million from a number of other state and local programs.

Several states in which we operate continue to face budgetary challenges that have resulted, and likely will continue to result, in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs authorized under the Act. Continuing pressure on state budgets and other factors could adversely affect the Medicaid supplemental payments our hospitals receive.

The California Department of Health Care Services’ Hospital Quality Assurance Fee (“HQAF”) program provides funding for supplemental payments to California hospitals that serve Medi-Cal and uninsured patients. Our hospitals recognized HQAF revenues, net of provider fees and other expenses, of $246 million, $262 million and $267 million in calendar years 2019, 2018 and 2017, respectively. Because HQAF funding levels are based in part on Medi-Cal utilization, changes in coverage of individuals under the Medi-Cal program could affect the net revenues and cash flows of our hospitals under the HQAF program. Also, because funding of the HQAF program is dependent on federal funding, we cannot provide assurances that such funding will continue in future periods.

Certain of our Texas hospitals participate in the Texas 1115 waiver program. The current waiver extension (“Waiver”), which was approved during the three months ended December 31, 2017, covers the period January 1, 2018 through September 30, 2022. In 2019, we recognized $118 million of revenues from the Waiver program. Separately, during the same period, we incurred $70 million of expenses related to funding indigent care services by certain of our Texas hospitals. We are unable to predict the changes to the funding pool amount or the allocation of the funding pool amount, which could result in an increase or decrease to our net revenues and cash flows. Furthermore, we cannot provide any assurances as to future extensions of the Texas 1115 waiver program, or the ultimate amount of revenues that our hospitals may receive from this program following the expiration of the Waiver.

Because we cannot predict what actions the federal government or the states may take under existing or future legislation and/or regulatory changes to address budget gaps, deficits, Medicaid expansion, provider fee programs or Medicaid Section 1115 waivers, we are unable to assess the effect that any such legislation or regulatory action might have on our business; however, the impact on our future financial position, results of operations or cash flows could be material.

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the years ended December 31, 2019, 2018 and 2017 are set forth in the following table. These revenues are presented net of provider assessments, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Years Ended December 31,
Hospital Location	2019	2018	2017
Alabama	$91	$91	$88
Arizona	159	165	177
California	855	875	862
Florida	222	231	232
Georgia	—	—	(3)
Illinois	5	89	143
Massachusetts	92	94	83
Michigan	714	749	710
Missouri	—	—	2
North Carolina	—	—	(1)
Pennsylvania	—	8	285
South Carolina	55	53	46
Tennessee	37	35	36
Texas	409	398	371
	$2,639	$2,788	$3,031

Medicaid and Managed Medicaid revenues comprised 45% and 55%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations and other segment for the years ended December 31, 2019.

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

•
In the CY 2020 Proposed OPPS/ASC Rule, CMS proposed a policy that would require hospitals to post negotiated prices for certain services. CMS subsequently separated the proposal from the CY 2020 OPPS rulemaking, and in November 2019 issued a final rule that requires all hospitals to display payer-specific negotiated charges, minimum and maximum negotiated charges, and discounted cash prices for at least 300 “shoppable” services. The final rule is effective on January 1, 2021.

CMS projects that the combined impact of the payment and policy changes in the Final OPPS/ASC Rule will yield an average 1.3% increase in Medicare FFS OPPS payments for all hospitals, an average 1.2% increase in Medicare FFS OPPS payments for hospitals in large urban areas (populations over one million), and an average 2.1% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Final OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $10 million, which represents an increase of approximately 1.6%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

The Medicare Access and CHIP Reauthorization Act of 2015

The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) replaced the Medicare Sustainable Growth Rate methodology with a new system for establishing the annual updates to the MPFS beginning in 2019. The new payment system helps to link fee-for-service payments to quality and value with payment incentives and penalties. Additionally, the MACRA reduced the restoration of the 3.2% coding and document adjustment to hospital inpatient rates that was expected to be effective in FFY 2018 to 3.0%; as modified by the 21st Century Cures Act, the adjustment will be applied at the rate of 0.4588% for FFY 2018 and 0.5% for FFYs 2019 through 2023.

Less than 1% of the net operating revenue generated by our Hospital Operations and other segment during the year ended 2019 was related to the MPFS. We are unable to estimate the potential impact of the MACRA; however, the maximum incentive and penalty adjustments could result in an increase or decrease in our annual net revenues of approximately $15 million. Additionally, we cannot predict the effect of the MACRA on our future operations, revenues and cash flows.

Payment and Policy Changes to the Medicare Physician Fee Schedule

On November 1, 2019, CMS issued a final rule that includes updates to payment policies, payment rates, quality provisions and other policies for services reimbursed under the MPFS for CY 2020. With the budget neutrality adjustment to account for changes in the relative value units required by law, the final MPFS conversion factor for 2020 will increase by approximately 0.14%. CMS estimates that the impact of the payment and policy changes in the final rule will result in no change in aggregate FFS MPFS payments across all specialties.

Medicaid DSH Reductions

On September 23, 2019, CMS issued a final rule for calculating the $4 billion in reductions to state Medicaid DSH allotments for FFY 2020 and the $8 billion for each subsequent year through 2025 required under current law. During the three months ended December 31, 2019, the President signed the Further Consolidated Appropriations Act, 2020 which delays through May 22, 2020 the FFY 2020 Medicaid DSH reduction that otherwise would have begun on October 1, 2019. If no further legislative action is taken, we expect our Medicaid DSH revenues to decrease by $45 million for FFY 2020 and an incremental $45 million for FFY 2021, and remain at that level through FFY 2025. We are unable to predict what legislative action, if any, Congress will ultimately take with respect to a further delay in the Medicaid DSH reductions and/or DSH allotment policies.

The American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted to stimulate the U.S. economy. One provision of ARRA provided temporary financial incentives to hospitals and physicians to become “meaningful users” of electronic health records (“EHR”). In addition to the expenditures we incur to qualify for these incentive payments, our operating expenses have increased and we anticipate will increase in the future as a result of these information system investments. Eligible hospitals must continue to demonstrate meaningful use of EHR technology every year to avoid payment reductions in subsequent years. These reductions, which are based on the market basket update, continue until a hospital achieves compliance.

The complexity of the changes required to our hospitals’ systems and the time required to complete the changes could result in some or all of our facilities not being fully compliant and subject to the payment penalties permitted under ARRA. Because of the uncertainties regarding the implementation of HIT, including CMS’ future EHR implementation regulations, we cannot provide any assurances regarding the effect of such changes on our hospital’s continued compliance or on our net revenues.

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

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) to purchase separately payable drugs at discounted rates from drug manufacturers. In the final rule regarding OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from average sales price (“ASP”) plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rule regarding OPPS payment and policy changes for CY 2019 (“CY 2019 OPPS Final Rule”), CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018 and 2019. During the three months ended June 30, 2019, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. Also during the three months ended June 30, 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). During the three months ended December 31, 2019, a nationwide coalition of hospitals sued HHS to block implementation of the 340B rate cuts contained in the CY 2020 Final OPPS/ASC Rule. We cannot predict the ultimate outcome of the 340B litigation; however, CMS’ remedy and/or an unfavorable outcome of the litigation could have an adverse effect on the Company’s net revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the years ended December 31, 2019, 2018 and 2017 was $9.516 billion, $9.213 billion and $9.583 billion, respectively. Our top ten managed care payers generated 62% of our managed care net patient service revenues for the year ended December 31, 2019. National payers generated 43% of our managed care net patient service revenues for the year ended December 31, 2019. The remainder comes from regional or local payers. At December 31, 2019 and 2018, 65% and 61%, respectively, of our net accounts receivable for our Hospital Operations and other segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2019, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the year ended December 31, 2019, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations and other segment was approximately 101% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At December 31, 2019 and 2018, approximately 4% and 6%, respectively, of our net accounts receivable for our Hospital Operations and other segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of this report.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Estimated costs for:
Uninsured patients	$666	$640	$648
Charity care patients	156	124	121
Total	$822	$764	$769

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the years ended December 31, 2019 and 2018. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Years Ended December 31,
	2019	2018	Increase (Decrease)
Net operating revenues:
Hospital Operations and other	$15,522	$15,285	$237
Ambulatory Care	2,158	2,085	73
Conifer	1,372	1,533	(161)
Inter-segment eliminations	(573)	(590)	17
Net operating revenues	18,479	18,313	166
Equity in earnings of unconsolidated affiliates	175	150	25
Operating expenses:
Salaries, wages and benefits	8,704	8,634	70
Supplies	3,057	3,004	53
Other operating expenses, net	4,189	4,256	(67)
Depreciation and amortization	850	802	48
Impairment and restructuring charges, and acquisition-related costs	185	209	(24)
Litigation and investigation costs	141	38	103
Net gains on sales, consolidation and deconsolidation of facilities	15	(127)	142
Operating income	$1,513	$1,647	$(134)

	Years Ended December 31,
	2019	2018	Increase (Decrease)
Net operating revenues	100.0%	100.0%	—%
Equity in earnings of unconsolidated affiliates	0.9%	0.8%	0.1%
Operating expenses:
Salaries, wages and benefits	47.1%	47.1%	—%
Supplies	16.5%	16.4%	0.1%
Other operating expenses, net	22.6%	23.3%	(0.7)%
Depreciation and amortization	4.6%	4.4%	0.2%
Impairment and restructuring charges, and acquisition-related costs	1.0%	1.1%	(0.1)%
Litigation and investigation costs	0.8%	0.2%	0.6%
Net gains on sales, consolidation and deconsolidation of facilities	0.1%	(0.7)%	0.8%
Operating income	8.2%	9.0%	(0.8)%

Total net operating revenues increased by $166 million, or 0.9%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Hospital Operations and other net operating revenues net of inter-segment eliminations increased by $254 million, or 1.7%, for the year ended December 31, 2019 compared to the same period in 2018, primarily due to increased acuity and improved managed care pricing. Ambulatory Care net operating revenues increased by $73 million, or 3.5%, for the year ended December 31, 2019 compared to the prior-year period. This growth was driven by an increase in same-facility net operating revenues of $133 million and an increase from acquisitions of $109 million, partially offset by a decrease of $117 million due to the sale of Aspen and a decrease of $52 million due to the deconsolidation of a facility. Conifer net operating revenues decreased by $161 million, or 10.5%, for the year ended December 31, 2019 compared to 2018. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $144 million, or 15.3%, for the year ended December 31, 2019 compared to the prior-year period. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, partially offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations and other segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the years ended December 31, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Years Ended December 31,
Selected Operating Expenses	2019	2018	Increase (Decrease)
Hospital Operations and other — Same-Hospital
Salaries, wages and benefits	$7,326	$6,888	6.4%
Supplies	2,602	2,484	4.8%
Other operating expenses	3,578	3,377	6.0%
Total	$13,506	$12,749	5.9%
Ambulatory Care
Salaries, wages and benefits	$635	$644	(1.4)%
Supplies	448	430	4.2%
Other operating expenses	340	359	(5.3)%
Total	$1,423	$1,433	(0.7)%
Conifer
Salaries, wages and benefits	$727	$863	(15.8)%
Supplies	4	5	(20.0)%
Other operating expenses	255	308	(17.2)%
Total	$986	$1,176	(16.2)%
Total
Salaries, wages and benefits	$8,688	$8,395	3.5%
Supplies	3,054	2,919	4.6%
Other operating expenses	4,173	4,044	3.2%
Total	$15,915	$15,358	3.6%
Rent/lease expense(1)
Hospital Operations and other	$240	$222	8.1%
Ambulatory Care	86	80	7.5%
Conifer	11	17	(35.3)%
Total	$337	$319	5.6%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•
Hospital Operations and other, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5 to the accompanying Consolidated Financial Statements, certain of our facilities were classified as held for sale at December 31, 2019.

•
Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals (and also included nine facilities in the United Kingdom until we divested Aspen effective August 17, 2018).

•	Conifer, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers.

Hospital Operations and Other Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the years ended December 31, 2019 and 2018. Our same-hospital information excludes the results of two Philadelphia-area hospitals, which we divested effective January 11, 2018, MacNeal Hospital, which we divested effective March 1, 2018, Des Peres Hospital, which we divested effective May 1, 2018, and three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per-adjusted-patient-admission and per-adjusted-patient day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Admissions, Patient Days and Surgeries	2019	2018	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	683,641	668,120	2.3%
Adjusted patient admissions(2)	1,222,856	1,200,388	1.9%
Paying admissions (excludes charity and uninsured)	642,303	627,674	2.3%
Charity and uninsured admissions	41,338	40,446	2.2%
Admissions through emergency department	489,570	462,921	5.8%
Paying admissions as a percentage of total admissions	94.0%	93.9%	0.1%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.0%	6.1%	(0.1)%	(1)
Emergency department admissions as a percentage of total admissions	71.6%	69.3%	2.3%	(1)
Surgeries — inpatient	179,940	180,038	(0.1)%
Surgeries — outpatient	240,221	243,156	(1.2)%
Total surgeries	420,161	423,194	(0.7)%
Patient days — total	3,181,793	3,059,671	4.0%
Adjusted patient days(2)	5,572,035	5,403,457	3.1%
Average length of stay (days)	4.65	4.58	1.5%
Licensed beds (at end of period)	17,210	17,237	(0.2)%
Average licensed beds	17,215	17,240	(0.1)%
Utilization of licensed beds(3)	50.6%	48.6%	2.0%	(1)

(1)	The change is the difference between 2019 and 2018 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Outpatient Visits	2019	2018	Increase (Decrease)
Total visits	6,755,166	6,695,506	0.9%
Paying visits (excludes charity and uninsured)	6,307,907	6,251,409	0.9%
Charity and uninsured visits	447,259	444,097	0.7%
Emergency department visits	2,561,805	2,535,102	1.1%
Surgery visits	240,221	243,156	(1.2)%
Paying visits as a percentage of total visits	93.4%	93.4%	—%	(1)
Charity and uninsured visits as a percentage of total visits	6.6%	6.6%	—%	(1)

(1)	The change is the difference between the 2019 and 2018 amounts shown.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Revenues	2019	2018	Increase (Decrease)
Total segment net operating revenues(1)	$14,918	$14,201	5.0%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$14,339	$13,707	4.6%
Net patient service revenue per adjusted patient admission(1)(2)	$11,726	$11,419	2.7%
Net patient service revenue per adjusted patient day(1)(2)	$2,573	$2,537	1.4%

(1)	Revenues are net of implicit price concessions.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations and other segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Years Ended December 31,
Total Segment Selected Operating Expenses	2019	2018	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.1%	48.5%	0.6%	(1)
Supplies as a percentage of net operating revenues	17.4%	17.5%	(0.1)%	(1)
Other operating expenses as a percentage of net operating revenues	24.0%	23.8%	0.2%	(1)

(1)	The change is the difference between the 2019 and 2018 amounts shown.

Revenues

Same-hospital net operating revenues increased $717 million, or 5.0%, during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to volume growth, increased acuity and improved terms of our managed care contracts. Same-hospital admissions increased 2.3% in the year ended December 31, 2019 compared to the prior-year period. Same-hospital outpatient visits increased 0.9% in the year ended December 31, 2019 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Medicare	$189	$229
Medicaid	69	74
Net cost report settlements receivable and valuation allowances	12	18
Managed care	1,618	1,467
Self-pay uninsured	25	47
Self-pay balance after insurance	76	94
Estimated future recoveries	162	148
Other payers	337	325
Total Hospital Operations and other	2,488	2,402
Ambulatory Care	253	191
Total discontinued operations	2	2
	$2,743	$2,595

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2019.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At December 31, 2019, our Hospital Operations and other segment collection rate on self-pay accounts was approximately 22.5%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2019, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations and other segment collection rate from managed care payers was approximately 98.0% at December 31, 2019.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations and other segment of $2.476 billion and $2.384 billion at December 31, 2019 and 2018, respectively, excluding cost report settlements receivable and valuation allowances of $12 million and $18 million, respectively, at December 31, 2019 and 2018:

	December 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	49%	56%	21%	51%
61-120 days	5%	21%	16%	14%	15%
121-180 days	2%	10%	10%	10%	9%
Over 180 days	2%	20%	18%	55%	25%
Total	100%	100%	100%	100%	100%

	December 31, 2018
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	51%	60%	24%	54%
61-120 days	6%	24%	14%	15%	14%
121-180 days	2%	10%	8%	10%	8%
Over 180 days	3%	15%	18%	51%	24%
Total	100%	100%	100%	100%	100%

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

At December 31, 2019, we had a cumulative total of patient account assignments to Conifer of $2.824 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 96% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at December 31, 2019 and 2018 by aging category for the hospitals currently in the program:

	December 31,
	2019	2018
0-60 days	$89	$72
61-120 days	11	16
121-180 days	4	3
Over 180 days	11	5
Total	$115	$96

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 60 basis points to 49.1% in the year ended December 31, 2019 compared to the prior-year period. Same-hospital net operating revenues increased 5.0% in the year ended December 31, 2019 compared to the year ended December 31, 2018, and same-hospital salaries, wages and benefits increased by 6.4% in the 2019 period compared to the 2018 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to annual merit increases for certain of our employees, a greater number of employed physicians and increased incentive compensation expense, partially offset by decreased health benefits costs, improved workers’ compensation experience and the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives. Salaries, wages and benefits expense for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $30 million and $25 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues decreased by 10 basis points to 17.4% in the year ended December 31, 2019 compared to the 2018 period. Supplies expense was impacted by the benefits of the group-purchasing strategies and supplies-management services we utilize to reduce costs, partially offset by increased costs from certain higher acuity supply-intensive surgical services.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues increased by 20 basis points to 24.0% in the year ended December 31, 2019 compared to 23.8% in the 2018 period. Same-hospital other operating expenses increased by $201 million, or 6.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The changes in other operating expenses included:

•	increased medical fees of $88 million;

•	increased software costs of $22 million;

•	increased consulting and legal fees of $23 million;

•	decreased malpractice expense of $6 million; and

•	decreased gains on asset sales of $21 million compared to the 2018 period primarily related to the sale of an equity method investment in 2018.

Same-hospital malpractice expense in the 2019 period included an unfavorable adjustment of approximately $20 million from a 76 basis point decrease in the interest rate used to estimate the discounted present value of projected future malpractice liabilities compared to a favorable adjustment of approximately $10 million from an 26 basis point increase in the interest rate in the 2018 period.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (108 of 346 facilities at December 31, 2019), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 238 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 69% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Years Ended December 31,
Ambulatory Care Results of Operations	2019	2018	Increase (Decrease)
Net operating revenues	$2,158	$2,085	3.5%
Equity in earnings of unconsolidated affiliates	$160	$140	14.3%
Salaries, wages and benefits	$635	$644	(1.4)%
Supplies	$448	$430	4.2%
Other operating expenses, net	$340	$359	(5.3)%

Our Ambulatory Care net operating revenues increased by $73 million, or 3.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This growth was driven by an increase in same-facility net operating revenues of $133 million and an increase from acquisitions of $109 million, partially offset by a decrease of $117 million due to the sale of Aspen and a decrease of $52 million due to the deconsolidation of a facility.

Salaries, wages and benefits expense decreased by $9 million, or 1.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The change was driven by a decrease of $44 million due to the sale of Aspen and a decrease of $13 million due to the deconsolidation of a facility, partially offset by an increase in same-facility salaries, wages and benefits expense of $19 million and an increase from acquisitions of $29 million.

Supplies expense increased by $18 million, or 4.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The change was driven by an increase in same-facility supplies expense of $29 million and an increase from acquisitions of $28 million, partially offset by a decrease of $25 million due to the sale of Aspen and a decrease of $14 million due to the deconsolidation of a facility.

Other operating expenses decreased by $19 million, or 5.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The change was driven by a decrease of $32 million due to the sale of Aspen and a decrease of $10 million due to the deconsolidation of a facility, partially offset by an increase in same-facility other operating expenses of $3 million and an increase from acquisitions of $20 million.

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

Ambulatory Care Facility Growth	Year Ended December 31, 2019
Net revenues	6.1%
Cases	3.7%
Net revenue per case	2.2%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of December 31, 2019, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Year Ended December 31, 2019
Facilities:
With a healthcare system partner	218
Without a healthcare system partner	128
Total facilities operated	346
Change from December 31, 2018
Acquisitions	10
De novo	7
Dispositions/Mergers	(8)
Total increase in number of facilities operated	9

During the year ended December 31, 2019, we acquired controlling interests in two multi-specialty surgery centers in Virginia, multi-specialty surgery centers in Florida, Tennessee and Colorado, a surgical hospital in Texas, and a single-specialty endoscopy center in Florida. We paid cash totaling approximately $15 million for these acquisitions. We also acquired a controlling interest in three multi-specialty surgery centers located in California and a single-specialty endoscopy center in Tennessee, as well as a multi-specialty surgery center in Pennsylvania in which we already had an equity method investment, for cash totaling $4 million. All of these acquired facilities are jointly owned with local physicians, and a healthcare system partner is an owner in all of the facilities except the two facilities in Florida. Also during the year ended December 31, 2019, we acquired noncontrolling interests in two multi-specialty surgery centers and a single-specialty endoscopy center, all of which are located in New Jersey. We paid cash totaling approximately $11 million for these ownership interests. All three of these facilities are jointly owned with local physicians and a healthcare system partner.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2019, we invested approximately $14 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $1.372 billion and $1.533 billion during the years ended December 31, 2019 and 2018, respectively, a portion of which was eliminated in consolidation as described in Note 23 to the Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $144 million, or 15.3%, for the year ended December 31, 2019 compared to the prior-year period. Conifer revenues from third-party customers were negatively impacted by contract terminations related to the sales of customer hospitals, partially offset by the impact of the divestiture of former Tenet facilities that have now become third-party customers.

Salaries, wages and benefits expense for Conifer decreased $136 million, or 15.8%, in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer decreased $53 million, or 17.2%, in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to the impact of our enterprise-wide cost reduction initiatives.

Agreements document the current terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer; however, execution of a restructured services agreement between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s contract with Tenet represented 41.8% of the net operating revenues Conifer recognized in the year ended December 31, 2019.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the year ended December 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $185 million, consisting of $42 million of impairment charges, $137 million of restructuring charges and $6 million of acquisition-related costs. Impairment charges consisted of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Restructuring charges consisted of $57 million of employee severance costs, $28 million related to our Global Business Center in the Republic of the Philippines, $6 million of contract and lease termination fees, and $46 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2019 were comprised of $111 million from our Hospital Operations and other segment, $18 million from our Ambulatory Care segment and $56 million from our Conifer segment.

During the year ended December 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $209 million, consisting of $77 million of impairment charges, $115 million of restructuring charges and $17 million of acquisition-related costs. Impairment charges included $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our then recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Restructuring charges consisted of $68 million of employee severance costs, $17 million of contract and lease termination fees, and $30 million of other restructuring costs. Acquisition-related costs consisted of $10 million of transaction costs and $7 million of acquisition integration charges. Our impairment and restructuring charges and acquisition-related costs for the year ended December 31, 2018 were comprised of $141 million from our Hospital Operations and other segment, $28 million from our Ambulatory Care segment and $40 million from our Conifer segment.

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

Litigation and Investigation Costs

Litigation and investigation costs for the years ended December 31, 2019 and 2018 were $141 million and $38 million, respectively, primarily related to cost associated with significant legal proceedings and governmental investigations.

Net Gains(Losses) on Sales, Consolidation and Deconsolidation of Facilities

During the year ended December 31, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of $15 million, primarily comprised of a loss on sale of $14 million related to the sale of three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals.

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

Interest Expense

Interest expense for the year ended December 31, 2019 was $985 million compared to $1.004 billion for the year ended December 31, 2018.

Income Tax Expense

During the year ended December 31, 2019, we recorded income tax expense of $153 million in continuing operations on pre-tax income of $296 million compared to income tax expense of $176 million in continuing operations on pre-tax income of $639 million during the year ended December 31, 2018. The reconciliation between the amount of recorded income tax expense (benefit) and the amount calculated at the statutory federal tax rate is shown in the following table:

	Years Ended December 31,
	2019	2018
Tax expense (benefit) at statutory federal rate of 21%	$62	$134
State income taxes, net of federal income tax benefit	20	23
Expired state net operating losses, net of federal income tax benefit	2	9
Tax attributable to noncontrolling interests	(79)	(70)
Nondeductible goodwill	4	8
Nondeductible executive compensation	6	4
Nondeductible litigation costs	7	—
Expired charitable contribution carryforward	8	—
Impact of decrease in federal tax rate on deferred taxes	—	(1)
Reversal of permanent reinvestment assumption and other adjustments related to divestiture of foreign subsidiary	—	(6)
Stock-based compensation tax deficiencies	4	5
Changes in valuation allowance	133	76
Change in tax contingency reserves, including interest	(14)	(1)
Prior-year provision to return adjustments and other changes in deferred taxes	(3)	(5)
Other items	3	—
Income tax expense	$153	$176

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $386 million for the year ended December 31, 2019 compared to $355 million for the year ended December 31, 2018. Net income available (loss attributable) to noncontrolling interests in the 2019 period was comprised of $(21) million related to our Hospital Operations and other segment, $337 million related to our Ambulatory Care segment and $70 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $10 million was related to the minority interests in USPI.

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

“Adjusted EBITDA” is a non-GAAP measure defined by the Company as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net loss attributable (income available) to noncontrolling interests, (3) income (loss) from discontinued operations, (4) income tax benefit (expense), (5) gain (loss) from early extinguishment of debt, (6) other non-operating expense, net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses (i.e., our health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$111
Less: Net income available to noncontrolling interests	(386)	(355)
Income from discontinued operations, net of tax	11	3
Income from continuing operations	143	463
Income tax expense	(153)	(176)
Gain (loss) from early extinguishment of debt	(227)	1
Other non-operating expense, net	(5)	(5)
Interest expense	(985)	(1,004)
Operating income	1,513	1,647
Litigation and investigation costs	(141)	(38)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(15)	127
Impairment and restructuring charges, and acquisition-related costs	(185)	(209)
Depreciation and amortization	(850)	(802)
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	(2)	9
Adjusted EBITDA	$2,706	$2,560

Net operating revenues	$18,479	$18,313
Less: Net operating revenues from health plans	1	14
Adjusted net operating revenues	$18,478	$18,299

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(1.3)%	0.6%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	14.6%	14.0%

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

A discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

Our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, are summarized in the table below, all as of December 31, 2019:

	Total	Years Ended December 31,					Later Years
		2020	2021	2022	2023	2024
	(In Millions)
Long-term debt(1)	$19,077	$895	$898	$3,579	$2,480	$3,000	$8,225
Capital lease obligations(1)	387	143	96	38	10	9	91
Long-term non-cancelable operating leases(1)	1,264	159	180	160	140	121	504
Standby letters of credit	93	93	—	—	—	—	—
Guarantees(2)	192	87	40	20	10	6	29
Asset retirement obligations	159	—	—	—	—	—	159
Academic affiliation agreements(3)	73	38	18	17	—	—	—
Tax liabilities	5	—	—	—	—	—	5
Defined benefit plan obligations	531	19	23	23	23	23	420
Information technology contract services	1,172	278	291	241	213	139	10
Purchase orders	316	316	—	—	—	—	—
Total(4)	$23,269	$2,028	$1,546	$4,078	$2,876	$3,298	$9,443

(1)	Includes interest through maturity date/lease termination.

(2)	Includes minimum revenue guarantees, primarily related to physicians under relocation agreements and physician groups that provide services at our hospitals, and operating lease guarantees.

(3)	These agreements contain various rights and termination provisions.

(4)
Professional liability and workers’ compensation reserves, and our obligations under the Baylor Put/Call Agreement, as defined and described in Note 18 to our Consolidated Financial Statements, have been excluded from the table. At December 31, 2019, the current and long-term professional and general liability reserves included in our Consolidated Balance Sheet were $330 million and $585 million, respectively, and the current and long-term workers’ compensation reserves included in our Consolidated Balance Sheet were $40 million and $124 million, respectively. Redeemable noncontrolling interests in USPI that are subject to the Baylor Put/Call Agreement totaled $214 million at December 31, 2019.

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

We consummated the following transactions affecting our long-term commitments in the year ended December 31, 2019:

•
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

•
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

At December 31, 2019, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.35x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may issue equity or convertible securities, and we may seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Forward-Looking Statements and Risk Factors sections in Part I of this report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $670 million, $617 million and $707 million in the years ended December 31, 2019, 2018 and 2017, respectively. We anticipate that our capital expenditures for continuing operations for the year ending December 31, 2020 will total approximately $700 million to $750 million, including $136 million that was accrued as a liability at December 31, 2019. We have been granted a certificate of need, which is no longer subject to additional legal challenges or further appeals, to construct a 100-bed acute care hospital in Fort Mill, South Carolina. We are in the development and design stage for the new hospital, and we expect to submit our plans for approval to the South Carolina Department of Health and Environment Control this year. Once approved, the construction is expected to take up to two years and cost approximately $150 million over the construction period.

Interest payments, net of capitalized interest, were $946 million, $976 million and $939 million in the years ended December 31, 2019, 2018 and 2017, respectively. For the year ending December 31, 2020, we expect annual interest payments to be approximately $935 million to $945 million.

Income tax payments, net of tax refunds, were $12 million, $25 million and $56 million in the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $600 million pre-tax expiring in 2032 to 2034, (2) general business credit carryforwards of approximately $25 million expiring in 2023 through 2039, and (3) state NOL carryforwards of approximately $3.5 billion expiring in 2020 through 2039 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $25 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

Periodic examinations of our tax returns by the Internal Revenue Service (“IRS”) or other taxing authorities could result in the payment of additional taxes. The IRS has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments

(including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2015 remain subject to audit by the IRS.

SOURCES AND USES OF CASH

Our liquidity for the year ended December 31, 2019 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had $262 million of cash and cash equivalents on hand at December 31, 2019 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.499 billion based on our borrowing base calculation as of December 31, 2019.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $1.233 billion for the year ended December 31, 2019 compared to $1.049 billion for the year ended December 31, 2018. Key factors contributing to the change between the 2019 and 2018 periods include the following:

•	An increase of $29 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements;

•	Decreased cash receipts of $13 million related to supplemental Medicaid programs in California and Texas;

•	Lower interest payment of $30 million in the 2019 period;

•	Lower income tax payments of $13 million in the 2019 period;

•
A $146 million increase in income from continuing operations before income taxes, gain (loss) from early extinguishment of debt, other non-operating expense, net, interest expense, net gains (losses) on sales, consolidation and deconsolidation of facilities, litigation and investigation costs, impairment and restructuring charges, and acquisition-related costs, depreciation and amortization and income (loss) from divested operations and closed businesses (i.e., our health plan businesses) in the year ended December 31, 2019 compared to the year ended December 31, 2018; and

•	The timing of other working capital items.

Net cash used in investing activities was $619 million for the year ended December 31, 2019 compared to $115 million of net cash used in investing activities for the year ended December 31, 2018. The primary reason for the change was proceeds from sales of facilities and other assets of $63 million in the 2019 period when we completed the sale of three hospitals and hospital-affiliated operations in the Chicago area compared to proceeds from sales of facilities and other assets of $543 million in the 2018 period when we completed the sale of our hospitals, physician practices and related assets in the Philadelphia area, the sale of MacNeal Hospital and other operations affiliated with the hospital in the Chicago area, the sale of Des Peres Hospital in St. Louis, the sale of nine Aspen facilities in the United Kingdom, and the sale of certain assets and the related liabilities of our health plan in California. There was also a decrease in proceeds from sales of marketable securities, long-term investments and other assets of $117 million in the 2019 period compared to the 2018 period primarily due to the sales of our minority interests in four North Texas hospitals in the 2018 period. Capital expenditures were $670 million and $617 million in the years ended December 31, 2019 and 2018, respectively.

Net cash used in financing activities was $763 million for the year ended December 31, 2019 compared to $1.134 billion for the year ended December 31, 2018. In 2019, we sold a total of $5.7 billion aggregate principal amount of notes. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of a total of $5.7 billion aggregate principal amount of notes. In connection with the redemptions, we recorded a loss from early extinguishment of debt of approximately $227 million for the year end ended December 31, 2019 primarily related to the difference between the redemption prices and the par values of the notes, as well as the write-off of the associated unamortized issuance costs. For additional information regarding our long-term debt, see Note 8 to the accompanying Consolidated Financial Statements. The 2019 amount also included $70 million of cash paid for debt issuance costs related to these debt transactions. The 2018 amount included $647 million related to purchases of noncontrolling interests, primarily our purchase of an additional 15% ownership interest in USPI and to settle the adjustment to the price we paid in 2017 based on actual 2017 financial results of USPI.

We have several structured payables arrangements that are a part of our strategy to make our procurement processes more efficient and cost effective. For the year ended December 31, 2019, we had approximately 2,050 vendors being paid by these programs, with an annual charge volume of approximately $675 million. We do not expect these programs to result in any significant changes to our liquidity.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement. We amended our senior secured revolving credit facility in September 2019 (as amended, the “Credit Agreement”) to provide, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1.5 billion, (from a previous limit of $1.0 billion), with a $200 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which now has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments as of the most recent amendment. At December 31, 2019, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2019, we had no cash borrowings outstanding under the Credit Agreement, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.499 billion was available for borrowing under the Credit Agreement at December 31, 2019.

Letter of Credit Facility. We have a letter of credit facility (as amended, the “LC Facility”) that provides for the issuance of standby and documentary letters of credit, from time to time, in an aggregate principal amount of up to $180 million (subject to increase to up to $200 million). The maturity date of the LC Facility is March 7, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At December 31, 2019, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2019, we had $92 million of standby letters of credit outstanding under the LC Facility.

Senior Secured and Senior Unsecured Note Refinancing Transactions. In 2019, we sold a total of $5.7 billion aggregate principal amount of notes. The proceeds from the sales of these notes were used, after payment of fees and expenses, together with cash on hand and borrowings under our senior secured revolving credit facility, to fund the redemptions of a total of $5.7 billion aggregate principal amount of notes. For additional information regarding our long-term debt, see Note 8 to the accompanying Consolidated Financial Statements.

LIQUIDITY

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest and income tax payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by operating activities, and our investments in marketable securities of our captive insurance companies classified as noncurrent investments on our balance sheet should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

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

We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our consolidated balance sheets. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for any borrowings under our Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $195 million of standby letters of credit outstanding and guarantees at December 31, 2019.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 24 to the accompanying Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at December 31, 2019, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $16 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

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

Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at December 31, 2019, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million.

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

Our estimated reserves for professional and general liability claims will change significantly if future trends differ from projected trends. We believe it is reasonably likely for there to be a 500 basis point increase or decrease in our frequency or severity trend. Based on our reserves and other information at December 31, 2019, a 500 basis point increase in our frequency trend would increase the estimated reserves by $42 million, and a 500 basis point decrease in our frequency trend would decrease the estimated reserves by $35 million. A 500 basis point increase in our severity trend would increase the estimated reserves by $149 million, and a 500 basis point decrease in our severity trend would decrease the estimated reserves by $118 million. Because our estimated reserves for future claim payments are discounted to present value, a change in our discount rate assumption could also have a significant impact on our estimated reserves. Our discount rate was 1.83% and 2.59% at December 31, 2019 and 2018, respectively. A 100 basis point increase or decrease in the discount rate would change the estimated reserves by $23 million. In addition, because of the complexity of the claims, the extended period of time to settle the claims and the wide range of potential outcomes, our ultimate liability for professional and general liability claims could change materially from our current estimates.

The table below shows the case reserves and incurred but not reported and loss development reserves as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Case reserves	$212	$210
Incurred but not reported and loss development reserves	753	742
Total undiscounted reserves	$965	$952

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

Malpractice claims generally take up to five years to settle from the time of the initial reporting of the occurrence to the settlement payment. Accordingly, the percentage of undiscounted reserves at December 31, 2019 and 2018 representing unsettled claims was approximately 97% and 93%, respectively.

The following table, which includes both our continuing and discontinued operations, presents the amount of our accruals for professional and general liability claims and the corresponding activity therein:

	Years Ended December 31,
	2019	2018
Accrual for professional and general liability claims, beginning of the year	$882	$854
Less losses recoverable from re-insurance and excess insurance carriers	(31)	(24)
Expense (income) related to:(1)
Current year	192	223
Prior years	155	176
Expense (income) from discounting	20	(10)
Total incurred loss and loss expense	367	389
Paid claims and expenses related to:
Current year	(8)	(3)
Prior years	(381)	(365)
Total paid claims and expenses	(389)	(368)
Plus losses recoverable from re-insurance and excess insurance carriers	86	31
Accrual for professional and general liability claims, end of year	$915	$882

(1)
Total malpractice expense for continuing operations, including premiums for insured coverage and recoveries from third parties, was $374 million and $388 million in the years ended December 31, 2019 and 2018, respectively.

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

Fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the following risks:

•
future financial results of our hospitals, which can be impacted by volumes of insured patients and declines in commercial managed care patients, terms of managed care payer arrangements, our ability to collect amounts due from uninsured and managed care payers, loss of volumes as a result of competition, and our ability to manage costs such as labor costs, which can be adversely impacted by union activity and the shortage of experienced nurses;

•
changes in payments from governmental healthcare programs and in government regulations such as reductions to Medicare and Medicaid payment rates resulting from government legislation or rule-making or from budgetary challenges of states in which we operate;

•	how the hospitals are operated in the future; and

•	the nature of the ultimate disposition of the assets.

During the year ended December 31, 2019, we recorded $42 million of impairment charges, consisting of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2019, $31 million related to our Hospital Operations and other segment, $6 million related to our Ambulatory Care segment, and $5 million related to our Conifer segment.

During the year ended December 31, 2018, we recorded $77 million of impairment charges, consisting of $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals, $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2018, $67 million related to our Hospital Operations and other segment, $9 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment.

In our most recent impairment analysis as of December 31, 2019, we had one asset group, including three hospitals and related operations, with an aggregate carrying value of long-lived assets of $159 million whose estimated undiscounted future cash flows exceeded the carrying value of long-lived assets by approximately 50%. The estimated undiscounted future cash flows of these long-lived asset groups are not considered to be substantially in excess of cash flows necessary to recover the carrying values of their long-lived assets. Future adverse trends that necessitate changes in the estimates of undiscounted future cash flows could result in the estimated undiscounted future cash flows being less than the carrying values of the long-lived assets, which would require a fair value assessment, and if the fair value amount is less than the carrying value of the long-lived assets, material impairment charges could result.

IMPAIRMENT OF GOODWILL

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and other intangible assets acquired in purchase business combinations and determined to have indefinite useful lives are not amortized, but instead are subject to impairment tests performed at least annually. For goodwill, we perform the test at the reporting unit level, as defined by applicable accounting standards, when events occur that require an evaluation to be performed or at least annually. If we determine the carrying value of goodwill is impaired, or if the carrying value of a business that is to be sold or otherwise disposed of exceeds its fair value, then we reduce the carrying value, including any allocated goodwill, to fair value. Estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows and presume stable, improving or, in some cases, declining results at our hospitals or outpatient facilities, depending on their circumstances. If the presumed level of performance does not occur as expected, impairment may result.

At December 31, 2019, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2019.

The allocated goodwill balance related to our Hospital Operations and other segment totals $2.908 billion. In our latest impairment analysis for the year ended December 31, 2019, the estimated fair value of our Hospital Operations and other segment exceeded the carrying value of long-lived assets, including goodwill, by approximately 35%.

The allocated goodwill balance related to our Ambulatory Care segment totals $3.739 billion. For the Ambulatory Care segment, we performed a qualitative analysis and concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Factors considered in the analysis included recent and estimated future operating trends.

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

During the year ended December 31, 2019, the valuation allowance increased by $133 million, including an increase of $130 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $5 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2019 was $281 million. During the year ended December 31, 2018, the valuation allowance increased by $76 million, including an increase of $89 million due to limitations on deductions of interest expense, a decrease of $9 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $4 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2018 was $148 million. Federal and state deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at December 31, 2019. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized premiums and discounts are excluded from the table.

	Maturity Date, Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed-rate long-term debt	$171	$112	$2,851	$1,903	$2,486	$7,414	$14,937	$15,893
Average effective interest rates	5.5%	5.6%	8.6%	7.3%	4.9%	5.7%	6.3%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To Our Shareholders:

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of Tenet’s internal control over financial reporting as of December 31, 2019. This assessment was performed under the supervision of and with the participation of management, including the chief executive officer and chief financial officer.

In making this assessment, management used criteria based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using the COSO framework, management concluded that Tenet’s internal control over financial reporting was effective as of December 31, 2019.

Tenet’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Deloitte & Touche LLP has also audited Tenet’s Consolidated Financial Statements as of and for the year ended December 31, 2019, and that firm’s audit report on such Consolidated Financial Statements is also included herein.

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

/s/ RONALD A. RITTENMEYER	/s/ DANIEL J. CANCELMI
Ronald A. Rittenmeyer	Daniel J. Cancelmi
Executive Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2020	February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements.

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
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tenet Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenet Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accounts Receivable and Net Operating Revenues— Refer to Notes 1, 3, and 15 to the financial statements
Critical Audit Matter Description
Management reports net patient service revenues and accounts receivable at the amounts that reflect the consideration to which they expect to be entitled for providing patient care. This transaction price is based on gross charges for services provided, reduced by contractual adjustments provided to third-party payers, discounts provided to uninsured patients in accordance with the Company’s Compact with Uninsured Patients, and implicit price concessions provided primarily to uninsured patients. The implicit price concessions are estimates developed by management based on their historical collection experience with these classes of patients using a portfolio approach.
Given the judgments necessary to estimate the implicit price concessions to determine the amount of net revenues recognized and the value of patient accounts receivable as a result of inherent subjectivity in collection trends from changes in the economy, patient volumes, amounts to be paid by patients with insurance and other factors, auditing such estimates involved especially subjective judgments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of the implicit price concessions used to determine the value of net patient service revenues and accounts receivable included the following, among others:

•
We tested the effectiveness of controls over net patient service revenues and the valuation of accounts receivable, including those over the historical collections data and management’s analysis of their historical collection experience and judgments applied to develop their assumptions for implicit price concessions.

•	We evaluated the methods and assumptions used by management to estimate the implicit price concessions by:

o
Testing the underlying data that served as the basis for the implicit price concession rates developed by management, including the historical collections data within the classes of patients, to evaluate whether the inputs to management’s estimate were reasonable.

o	Comparing management’s prior-year recorded balance to actual write-offs during the current year, and reviewing trends in implicit price concessions over time.

•
We developed an independent estimate using historical collection data for each class of patients. We then compared the result to the implicit price concession estimate developed by management to evaluate the reasonableness of accounts receivable and revenues.

Property and Professional and General Liability Insurance – Professional and General Liability Reserves — Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
Management records an accrual for the portion of their professional and general liability risks, including incurred but not reported claims, for which they do not have insurance coverage and that are probable and can be reasonably estimated. This accrual is estimated based on internal and third-party modeled estimates of projected payments using case-specific facts and circumstances and the Company’s historical claim loss reporting, claim development and settlement patterns, reported and closed claim counts, and a variety of hospital census information.
Given the subjectivity of estimating the projected liability of reported and unreported claims, auditing the professional and general liability reserves involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the professional and general liability reserves included the following, among others:

•	We tested the effectiveness of controls related to the professional and general liability reserves, including those over the estimation of the projected liability of reported and unreported claims.

•	We evaluated the methods and assumptions used by management to estimate the professional and general liability reserves by:

o
Testing the underlying data that served as the basis for the internal and third-party actuarial analyses, including historical claims, to evaluate that the inputs to the actuarial estimates were reasonable.

o	Comparing management’s prior-year recorded balance to actual losses incurred during the current year.
With the assistance of our internal actuarial specialists, we developed an independent range of estimates of the professional and general liability reserves, using loss data, historical and industry claim development factors, among other factors, and compared our estimates to management’s estimates.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
February 24, 2020

We have served as the Company’s auditor since 2007.

CONSOLIDATED BALANCE SHEETS
Dollars in Millions

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$262	$411
Accounts receivable	2,743	2,595
Inventories of supplies, at cost	310	305
Income tax receivable	10	21
Assets held for sale	387	107
Other current assets	1,369	1,197
Total current assets	5,081	4,636
Investments and other assets	2,369	1,456
Deferred income taxes	169	312
Property and equipment, at cost, less accumulated depreciation and amortization ($5,498 at December 31, 2019 and $5,221 at December 31, 2018)	6,878	6,993
Goodwill	7,252	7,281
Other intangible assets, at cost, less accumulated amortization ($1,092 at December 31, 2019 and $1,013 at December 31, 2018)	1,602	1,731
Total assets	$23,351	$22,409
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$171	$182
Accounts payable	1,204	1,207
Accrued compensation and benefits	877	838
Professional and general liability reserves	330	216
Accrued interest payable	245	240
Liabilities held for sale	44	43
Other current liabilities	1,334	1,131
Total current liabilities	4,205	3,857
Long-term debt, net of current portion	14,580	14,644
Professional and general liability reserves	585	666
Defined benefit plan obligations	560	521
Deferred income taxes	27	36
Other long-term liabilities	1,405	578
Total liabilities	21,362	20,302
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,506	1,420
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 152,540,815 shares issued at December 31, 2019 and 150,897,143 shares issued at December 31, 2018	7	7
Additional paid-in capital	4,760	4,747
Accumulated other comprehensive loss	(257)	(223)
Accumulated deficit	(2,467)	(2,236)
Common stock in treasury, at cost, 48,344,195 shares at December 31, 2019 and 48,359,705 shares at December 31, 2018	(2,414)	(2,414)
Total shareholders’ deficit	(371)	(119)
Noncontrolling interests	854	806
Total equity	483	687
Total liabilities and equity	$23,351	$22,409
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts

	Years Ended December 31,
	2019	2018	2017
Net operating revenues:
Net operating revenues before provision for doubtful accounts			$20,613
Less: Provision for doubtful accounts			1,434
Net operating revenues	$18,479	$18,313	19,179
Equity in earnings of unconsolidated affiliates	175	150	144
Operating expenses:
Salaries, wages and benefits	8,704	8,634	9,274
Supplies	3,057	3,004	3,085
Other operating expenses, net	4,189	4,256	4,561
Depreciation and amortization	850	802	870
Impairment and restructuring charges, and acquisition-related costs	185	209	541
Litigation and investigation costs	141	38	23
Net losses (gains) on sales, consolidation and deconsolidation of facilities	15	(127)	(144)
Operating income	1,513	1,647	1,113
Interest expense	(985)	(1,004)	(1,028)
Other non-operating expense, net	(5)	(5)	(22)
Gain (loss) from early extinguishment of debt	(227)	1	(164)
Income (loss) from continuing operations, before income taxes	296	639	(101)
Income tax expense	(153)	(176)	(219)
Income (loss) from continuing operations, before discontinued operations	143	463	(320)
Discontinued operations:
Income from operations	15	4	—
Income tax expense	(4)	(1)	—
Income from discontinued operations	11	3	—
Net income (loss)	154	466	(320)
Less: Net income available to noncontrolling interests	386	355	384
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$111	$(704)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$(243)	$108	$(704)
Income from discontinued operations, net of tax	11	3	—
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(232)	$111	$(704)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(2.35)	$1.06	$(7.00)
Discontinued operations	0.11	0.03	—
	$(2.24)	$1.09	$(7.00)
Diluted
Continuing operations	$(2.35)	$1.04	$(7.00)
Discontinued operations	0.11	0.03	—
	$(2.24)	$1.07	$(7.00)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	103,398	102,110	100,592
Diluted	103,398	103,881	100,592
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Dollars in Millions

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$154	$466	$(320)
Other comprehensive income (loss):
Adjustments for defined benefit plans	(52)	(29)	42
Amortization of net actuarial loss included in other non-operating expense, net	10	14	14
Unrealized gains (losses) on debt securities held as available-for-sale	—	—	6
Sale of foreign subsidiary	—	37	—
Foreign currency translation adjustments	—	(4)	15
Other comprehensive income (loss) before income taxes	(42)	18	77
Income tax benefit (expense) related to items of other comprehensive income (loss)	8	6	(23)
Total other comprehensive income (loss), net of tax	(34)	24	54
Comprehensive net income (loss)	120	490	(266)
Less: Comprehensive income attributable to noncontrolling interests	386	355	384
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(266)	$135	$(650)
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Dollars in Millions,
Share Amounts in Thousands

	Tenet Healthcare Corporation Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2016	99,686	$7	$4,827	$(258)	$(1,742)	$(2,417)	$665	$1,082
Net income (loss)	—	—	—	—	(704)	—	145	(559)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(123)	(123)
Other comprehensive income	—	—	—	54	—	—	—	54
Accretion of redeemable noncontrolling interests	—	—	(33)	—	—	—	—	(33)
Purchases (sales) of businesses and noncontrolling interests	—	—	4	—	—	—	(1)	3
Cumulative effect of accounting change	—	—	—	—	56	—	—	56
Stock-based compensation expense, tax benefit and issuance of common stock	1,286	—	61	—	—	(2)	—	59
Balances at December 31, 2017	100,972	7	4,859	(204)	(2,390)	(2,419)	686	539
Net income	—	—	—	—	111	—	165	276
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(148)	(148)
Other comprehensive income	—	—	—	24	—	—	—	24
Accretion of redeemable noncontrolling interests	—	—	(173)	—	—	—	—	(173)
Purchases of businesses and noncontrolling interests	—	—	3	—	—	—	103	106
Cumulative effect of accounting change	—	—	—	(43)	43	—	—	—
Stock-based compensation expense, tax benefit and issuance of common stock	1,565	—	58	—	—	5	—	63
Balances at December 31, 2018	102,537	7	4,747	(223)	(2,236)	(2,414)	806	687
Net income (loss)	—	—	—	—	(232)	—	194	(38)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(162)	(162)
Other comprehensive loss	—	—	—	(34)	—	—	—	(34)
Accretion of redeemable noncontrolling interests	—	—	(18)	—	—	—	—	(18)
Purchases (sales) of businesses and noncontrolling interests	—	—	(7)	—	—	—	16	9
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	1,660	—	38	—	—	—	—	38
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,467)	$(2,414)	$854	$483
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$154	$466	$(320)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	850	802	870
Provision for doubtful accounts	—	—	1,434
Deferred income tax expense	137	150	200
Stock-based compensation expense	42	46	59
Impairment and restructuring charges, and acquisition-related costs	185	209	541
Litigation and investigation costs	141	38	23
Net losses (gains) on sales, consolidation and deconsolidation of facilities	15	(127)	(144)
Loss (gain) from early extinguishment of debt	227	(1)	164
Equity in earnings of unconsolidated affiliates, net of distributions received	(32)	(12)	(18)
Amortization of debt discount and debt issuance costs	35	45	44
Pre-tax income from discontinued operations	(15)	(4)	—
Other items, net	(15)	(21)	(18)
Changes in cash from operating assets and liabilities:
Accounts receivable	(247)	(134)	(1,448)
Inventories and other current assets	(94)	17	(35)
Income taxes	8	(3)	(38)
Accounts payable, accrued expenses and other current liabilities	36	(152)	(10)
Other long-term liabilities	3	(102)	26
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(192)	(163)	(125)
Net cash used in operating activities from discontinued operations, excluding income taxes	(5)	(5)	(5)
Net cash provided by operating activities	1,233	1,049	1,200
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(670)	(617)	(707)
Purchases of businesses or joint venture interests, net of cash acquired	(25)	(113)	(50)
Proceeds from sales of facilities and other assets — continuing operations	63	543	827
Proceeds from sales of facilities and other assets — discontinued operations	17	—	—
Proceeds from sales of marketable securities, long-term investments and other assets	82	199	36
Purchases of marketable securities and equity investments	(62)	(148)	(81)
Other long-term assets	(24)	15	(10)
Other items, net	—	6	6
Net cash provided by (used in) investing activities	(619)	(115)	21
Cash flows from financing activities:
Repayments of borrowings under credit facility	(2,640)	(950)	(970)
Proceeds from borrowings under credit facility	2,640	950	970
Repayments of other borrowings	(6,131)	(312)	(4,139)
Proceeds from other borrowings	5,719	23	3,795
Debt issuance costs	(70)	—	(62)
Distributions paid to noncontrolling interests	(307)	(288)	(258)
Proceeds from sale of noncontrolling interests	21	20	31
Purchases of noncontrolling interests	(11)	(647)	(729)
Proceeds from exercise of stock options and employee stock purchase plan	12	16	7
Other items, net	4	54	29
Net cash used in financing activities	(763)	(1,134)	(1,326)
Net decrease in cash and cash equivalents	(149)	(200)	(105)
Cash and cash equivalents at beginning of period	411	611	716
Cash and cash equivalents at end of period	$262	$411	$611
Supplemental disclosures:
Interest paid, net of capitalized interest	$(946)	$(976)	$(939)
Income tax payments, net	$(12)	$(25)	$(56)
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at December 31, 2019, we operated 65 hospitals and over 500 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We hold noncontrolling interests in 109 of these facilities, which are recorded using the equity method of accounting. We also operate Conifer Health Solutions, through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers.

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

Effective January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) using the modified retrospective transition approach as of the period of adoption. Our financial statements for periods prior to January 1, 2019 were not modified for the application of the new lease accounting standard. The main difference between the guidance in ASU 2016-02 and previous accounting principles generally accepted in the United States of America (“GAAP”) is the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under previous GAAP. Upon adoption of ASU 2016-02, we recorded $822 million of right-of-use assets, net of deferred rent, associated with operating leases in investments and other assets in our consolidated balance sheet, $147 million of current liabilities associated with operating leases in other current liabilities in our consolidated balance sheet and $715 million of long-term liabilities associated with operating leases in other long-term liabilities in our consolidated balance sheet. We also recognized $1 million of cumulative effect adjustment that decreased accumulated deficit at January 1, 2019.

Effective January 1, 2018, we adopted the FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using a modified retrospective method of application to all contracts existing on January 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For our Hospital Operations and other and Ambulatory Care segments, the adoption of ASU 2014-09 resulted in changes to our presentation and disclosure of revenue primarily related to uninsured or underinsured patients. Prior to the adoption of ASU 2014-09, a significant portion of our provision for doubtful accounts related to uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance. Under ASU 2014-09, the estimated uncollectable amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net operating revenues, with a corresponding material reduction in the amounts presented separately as provision for doubtful accounts. For the year ended December 31, 2018, we recorded approximately $1.422 billion of implicit price concessions as a direct reduction of net operating revenues that would have been recorded as provision for doubtful accounts prior to the adoption of ASU 2014-09. At January 1, 2018, we reclassified $171 million of revenues related to patients who were still receiving inpatient care in our facilities at that date from accounts receivable, less allowance for doubtful accounts, to contract assets, which are included in other current assets in the accompanying

Consolidated Balance Sheet at December 31, 2018. The adoption of ASU 2014-09 also resulted in changes to our presentation and disclosure of customer contract assets and liabilities and the assessment of variable consideration under customer contracts, which are further discussed in Note 4.

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

Certain prior-year amounts have been reclassified to conform to current year presentation. In our accompanying Consolidated Statements of Operations, electronic health record incentives have been reclassified to other operating expenses, net, as they are no longer significant enough to present separately. In our accompanying Consolidated Statements of Cash Flows, purchases of marketable securities have been reclassified from other items, net within cash flows from investing activities to purchases of marketable securities and equity investments.

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

Translation of Foreign Currencies

During the year ended December 31, 2019, we formed our Global Business Center (“GBC”) in the Republic of the Philippines. The GBC’s accounts are measured in its local currency (the Philippine peso) and then translated into U.S. dollars. We divested European Surgical Partners Limited (“Aspen”) in August 2018; prior to that time, Aspen’s accounts were measured in its local currency (the pound sterling) and then translated into U.S. dollars. All assets and liabilities denominated in foreign currency are translated using the current rate of exchange at the balance sheet date. Results of operations denominated in foreign currency are translated using the average rates prevailing throughout the period of operations. Translation gains or losses resulting from changes in exchange rates are accumulated in shareholders’ equity.

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

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $262 million and $411 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, our book overdrafts were $246 million and $288 million, respectively, which were classified as accounts payable.

At December 31, 2019 and 2018, $176 million and $177 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $2 million and $8 million, respectively, of total cash and cash equivalents in the accompanying Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

At December 31, 2019, 2018 and 2017, we had $136 million, $135 million and $117 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $119 million, $114 million and $79 million, respectively, were included in accounts payable.

During the years ended December 31, 2019, 2018 and 2017, we recorded non-cancellable capital (finance) leases of $141 million, $149 million and $162 million, respectively, primarily for equipment.

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

Subsequent to the adoption of ASU 2016-01 on January 1, 2018, we classify investments in debt securities as either available-for-sale, held-to-maturity or as part of a trading portfolio, but these classifications are no longer applicable to equity securities. At December 31, 2019, we had no significant investments in debt securities classified as either held-to-maturity or trading. We carry debt securities classified as available-for-sale at fair value. We report their unrealized gains and losses, net of taxes, as accumulated other comprehensive income (loss) unless we determine that a loss is other-than-temporary, at which point we would record a loss in our consolidated statements of operations. We carry equity securities at fair value, and we report their unrealized gains and losses in other non-operating expense, net, in our consolidated statements of operations. We include realized gains or losses in our consolidated statements of operations based on the specific identification method.

Investments in Unconsolidated Affiliates

We control 238 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 346 at December 31, 2019), as well as additional companies in which our Hospital Operations and other segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table; among the equity method investees are four North Texas hospitals in which we held minority interests and that were operated by our Hospital Operations and other segment through the divestiture of these investments effective March 1, 2018. We recorded a gain of $11 million in the year ended December 31, 2018 due to the sales of our minority interest in these hospitals. For investments acquired during the reported periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	December 31, 2019	December 31, 2018	December 31, 2017
Current assets	$1,180	$842	$805
Noncurrent assets	$1,042	$662	$1,223
Current liabilities	$(372)	$(313)	$(354)
Noncurrent liabilities	$(739)	$(430)	$(389)
Noncontrolling interests	$(579)	$(530)	$(490)

	Years Ended December 31,
	2019	2018	2017
Net operating revenues	$2,680	$2,469	$2,907
Net income	$765	$599	$558
Net income attributable to the investees	$499	$372	$363

Our equity method investment that contributes the most to our equity in earnings of unconsolidated affiliates is Texas Health Ventures Group, LLC (“THVG”), which is operated by USPI. THVG represented $79 million of the total $175 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2019, $70 million of the total $150 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2018 and $69 million of the total $144 million equity in earnings of unconsolidated affiliates we recognized for the year ended December 31, 2017.

Property and Equipment

Additions and improvements to property and equipment exceeding established minimum amounts with a useful life greater than one year are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. We use the straight-line method of depreciation for buildings, building improvements and equipment. The estimated useful life for buildings and improvements is primarily 15 to 40 years, and for equipment three to 15 years. Newly constructed hospitals are usually depreciated over 50 years. Interest costs related to construction projects are capitalized. In the years ended December 31, 2019, 2018 and 2017, capitalized interest was $11 million, $7 million and $15 million, respectively.

We evaluate our long-lived assets for possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future undiscounted cash flows. If the estimated future undiscounted cash flows are less than the carrying value of the assets, we calculate the amount of an impairment if the carrying value of the long-lived assets exceeds the fair value of the assets. The fair value of the assets is estimated based on appraisals, established market values of comparable assets or internal estimates of future net cash flows expected to result from the use and ultimate disposition of the asset. The estimates of these future cash flows are based on assumptions and projections we believe to be reasonable and supportable. They require our subjective judgments and take into account assumptions about revenue and expense growth rates. These assumptions may vary by type of facility and presume stable, improving or, in some cases, declining results at our hospitals or outpatient facilities, depending on their circumstances.

We report long-lived assets to be disposed of at the lower of their carrying amounts or fair values less costs to sell. In such circumstances, our estimates of fair value are based on appraisals, established market prices for comparable assets or internal estimates of future net cash flows.

Leases

ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Our adoption of ASU 2016-02 was accomplished using a modified retrospective method of application, and our accounting policies related to leases were revised accordingly effective January 1, 2019, as discussed below.

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

Other intangible assets consist of capitalized software costs, which are amortized on a straight-line basis over the estimated useful life of the software, which ranges from three to 15 years, costs of acquired management and other contract service rights, most of which have indefinite lives, and miscellaneous intangible assets.

Accruals for General and Professional Liability Risks

We accrue for estimated professional and general liability claims, when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns and is discounted to its net present value using a risk-free discount rate of 1.83% at December 31, 2019 and 2.59% at December 31, 2018. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Consolidated Statements of Operations.

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

Segment Reporting

We primarily operate acute care hospitals and related healthcare facilities. Our Hospital Operations and other segment generated 81%, 80% and 82% of our net operating revenues net of implicit price concessions and provision for doubtful accounts in the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, each of our markets related to our general hospitals reported directly to our president and chief operating officer. Major decisions, including capital resource allocations, are made at the consolidated level, not at the market or hospital level.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5, certain of our facilities were classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2019. Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other customers. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Costs Associated With Exit or Disposal Activities

We recognize costs associated with exit (including restructuring) or disposal activities when they are incurred and can be measured at fair value, rather than at the date of a commitment to an exit or disposal plan.

NOTE 2. EQUITY

Noncontrolling Interests

Our noncontrolling interests balances at December 31, 2019 and 2018 in the accompanying Consolidated Statements of Changes in Equity were comprised of $114 million and $112 million, respectively, from our Hospital Operations and other segment, and $740 million and $694 million, respectively, from our Ambulatory Care segment. Our net income attributable to noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 were comprised of $16 million, $8 million and $11 million, respectively, from our Hospital Operations and other segment, and $178 million, $157 million and $134 million, respectively, from our Ambulatory Care segment.

NOTE 3. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	December 31, 2019	December 31, 2018
Continuing operations:
Patient accounts receivable	$2,567	$2,427
Estimated future recoveries	162	148
Net cost reports and settlements receivable and valuation allowances	12	18
	2,741	2,593
Discontinued operations	2	2
Accounts receivable, net	$2,743	$2,595

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

We had $316 million and $213 million of receivables recorded in other current assets and investments and other assets, respectively, and $115 million and $57 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheet at December 31, 2019 related to California’s provider fee program. We had $278 million and $231 million of receivables recorded in other current assets and investments and other assets, respectively, and $100 million and $42 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheet at December 31, 2018 related to California’s provider fee program.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses and which exclude the costs of our health plan businesses) of caring for our uninsured and charity patients in the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Estimated costs for:
Uninsured patients	$666	$640	$648
Charity care patients	156	124	121
Total	$822	$764	$769

NOTE 4. CONTRACT BALANCES

Hospital Operations and Other Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations and other segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations and other segment’s contract assets are included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2019. The opening and closing balances of contract assets for our Hospital Operations and other segment are as follows:

December 31, 2018	$169
December 31, 2019	170
Increase/(decrease)	$1

January 1, 2018	$171
December 31, 2018	169
Increase/(decrease)	$(2)

Approximately 85% of our Hospital Operations and other segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability-	Contract Liability-
		Contract Asset-	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2018	$42	$11	$61	$20
December 31, 2019	26	11	61	18
Increase/(decrease)	$(16)	$—	$—	$(2)

January 1, 2018	$89	$10	$80	$21
December 31, 2018	42	11	61	20
Increase/(decrease)	$(47)	$1	$(19)	$(1)

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

The amount of revenue Conifer recognized in the years ended December 31, 2019 and 2018 that was included in the opening current deferred revenue liability was $61 million and $72 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. During the years ended December 31, 2019, 2018 and 2017, we recognized amortization expense of $5 million, $11 million and 10 million, respectively. At December 31, 2019 and 2018, the unamortized customer contract costs were $25 million and $28 million, respectively, and are presented as part of investments and other assets in the accompanying Consolidated Balance Sheets.

NOTE 5. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended December 31, 2019, two of our hospitals and other operations in the Memphis area met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $387 million as “assets held for sale” in current assets and the related liabilities of $44 million as “liabilities held for sale” in current liabilities in the accompanying Consolidated Balance Sheet at December 31, 2019. We recorded impairment charges of $26 million in the year ended December 31, 2019 for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell, as a result of the planned divestiture of these assets.

Assets and liabilities classified as held for sale at December 31, 2019 were comprised of the following:

Accounts receivable	$108
Other current assets	24
Investments and other long-term assets	6
Property and equipment	184
Other intangible assets	23
Goodwill	42
Current liabilities	(35)
Long-term liabilities	(9)
Net assets held for sale	$343

In the three months ended March 31, 2019, we completed the sale of three of our hospitals in the Chicago area, as well as other operations affiliated with the hospitals; these assets and liabilities were classified as held for sale beginning in the three months ended December 31, 2017. Related to this transaction, we recorded a loss on sale of $14 million in the year ended December 31, 2019, and impairment charges of $24 million and $73 million in the years ended December 31, 2018 and December 31, 2017, respectively, for the write-down of the assets held for sale to their estimated fair value, less estimated costs to sell.

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at December 31, 2019:

	Years Ended December 31,
	2019	2018	2017
Significant disposals:
Loss from continuing operations, before income taxes
Chicago area (includes a $14 million loss on sale in the 2019 period, $24 million of impairment charges in the 2018 period and $73 million of impairment charges in the 2017 period)	$(19)	$(41)	$(82)
Total	$(19)	$(41)	$(82)

Significant planned divestitures classified as held for sale:
Income from continuing operations, before income taxes
Memphis area (includes $26 million of impairment charges in the 2019 period)	$8	$23	$33
Total	$8	$23	$33

NOTE 6. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

We recognized impairment charges on long-lived assets in 2019, 2018 and 2017 because the fair values of those assets or groups of assets indicated that the carrying amount was not recoverable. The fair value estimates were derived from appraisals, established market values of comparable assets, or internal estimates of future net cash flows. These fair value estimates can change by material amounts in subsequent periods. Many factors and assumptions can impact the estimates, including the future financial results of the hospitals, how the hospitals are operated in the future, changes in healthcare industry trends and regulations, and the nature of the ultimate disposition of the assets. In certain cases, these fair value estimates assume the highest and best use of hospital assets in the future to a market place participant is other than as a hospital. In these cases, the estimates are based on the fair value of the real property and equipment if utilized other than as a hospital. The impairment recognized does not include the costs of closing the hospitals or other future operating costs, which could be substantial. Accordingly, the ultimate net cash realized from the hospitals, should we choose to sell them, could be significantly less than their impaired value.

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

At December 31, 2019, our continuing operations consisted of three reportable segments, Hospital Operations and other, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis. We completed our annual impairment tests for goodwill as of October 1, 2019.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure, such as the establishment of offshore support operations at our GBC in the Republic of the Philippines that we began in the year ended December 31, 2019. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

Year Ended December 31, 2019

During the year ended December 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $185 million, consisting of $42 million of impairment charges, $137 million of restructuring charges and $6 million of acquisition-related costs. Impairment charges consisted of $26 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2019, $31 million related to our Hospital Operations and other segment, $6 million related to our Ambulatory Care segment, and $5 million related to our Conifer segment. Restructuring charges consisted of $57 million of employee severance costs, $28 million related to our GBC in the Republic of the Philippines, $6 million of contract and lease termination fees, and $46 million of other restructuring costs. Acquisition-related costs consisted of $6 million of transaction costs.

Year Ended December 31, 2018

During the year ended December 31, 2018, we recorded impairment and restructuring charges and acquisition-related costs of $209 million, consisting of $77 million of impairment charges, $115 million of restructuring charges and $17 million of acquisition-related costs. Impairment charges included $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. Material adverse trends in our then recent estimates of future undiscounted cash flows of the hospitals indicated the carrying value of the hospitals’ long-lived assets was not recoverable from the estimated future cash flows. We believe the most significant factors contributing to the adverse financial trends included reductions in volumes of insured patients, shifts in payer mix from commercial to governmental payers combined with reductions in reimbursement rates from governmental payers, and high levels of uninsured patients. As a result, we updated the estimate of the fair value of the hospitals’ long-lived assets and compared the fair value estimate to the carrying value of the hospitals’ long-lived assets. Because the fair value estimates were lower than the carrying value of the long-lived assets, an impairment charge was recorded for the difference in the amounts. The aggregate carrying value of assets held and used of the hospitals for which impairment charges were recorded was $130 million at December 31, 2018 after recording the impairment charges. We also recorded $24 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, $9 million of charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million of other impairment charges. Of the total impairment charges recognized for the year ended December 31, 2018, $67 million related to our Hospital Operations and other segment, $9 million related to our Ambulatory Care segment, and $1 million related to our Conifer segment. Restructuring charges consisted of $68 million of employee severance costs, $17 million of contract and lease termination fees, and $30 million of other restructuring costs. Acquisition-related costs consisted of $10 million of transaction costs and $7 million of acquisition integration charges.

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

NOTE 7. LEASES

The following table presents the components of our right-of-use assets and liabilities related to leases and their classification in our Consolidated Balance Sheet at December 31, 2019:

Component of Lease Balances	Classification in Consolidated Balance Sheet	December 31, 2019
Assets:
Operating lease assets	Investments and other assets	$912
Finance lease assets	Property and equipment, at cost, less accumulated depreciation and amortization	407
Total leased assets		$1,319

Liabilities:
Operating lease liabilities:
Current	Other current liabilities	$159
Long-term	Other long-term liabilities	858
Total operating lease liabilities		1,017
Finance lease liabilities:
Current	Current portion of long-term debt	143
Long-term	Long-term debt, net of current portion	182
Total finance lease liabilities		325
Total lease liabilities		$1,342

The following table presents the components of our lease expense and their classification in our Consolidated Statement of Operations for the year ended December 31, 2019:

		Year Ended
Component of Lease Expense	Classification on Consolidated Statements of Operations	December 31, 2019
Operating lease expense	Other operating expenses, net	$211
Finance lease expense:
Amortization of leased assets	Depreciation and amortization	85
Interest on lease liabilities	Interest expense	15
Total finance lease expense		100
Variable and short term-lease expense	Other operating expenses, net	133
Total lease expense		$444

The weighted-average lease terms and discount rates for operating and finance leases are presented in the following table:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	5.4

Weighted-average discount rate
Operating leases	5.6%
Finance leases	5.5%

Cash flow and other information related to leases is included in the following table:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$197
Operating cash outflows from finance leases	$18
Financing cash outflows from finance leases	$151

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$249
Finance leases	$141

Future maturities of lease liabilities at December 31, 2019 are presented in the following table:

	Operating Leases	Finance Leases	Total
2020	$159	$143	$302
2021	180	96	276
2022	160	38	198
2023	140	10	150
2024	121	9	130
Later years	504	91	595
Total lease payments	1,264	387	1,651
Less: Imputed interest	247	62	309
Total lease obligations	1,017	325	1,342
Less: Current obligations	159	143	302
Long-term lease obligations	$858	$182	$1,040

Future maturities of lease liabilities at December 31, 2018, prior to our adoption of ASU 2016-02, are presented in the following table:

		Years Ending December 31,					Later Years
	Total	2019	2020	2021	2022	2023
Capital lease obligations	$425	$140	$95	$57	$37	$21	$75
Long-term non-cancelable operating leases	$932	$171	$151	$133	$113	$92	$272

Rental expense under operating leases, including short-term leases, was $326 million and $340 million in the years ended December 31, 2018 and 2017, respectively. Included in rental expense for each of these periods was sublease income of $11 million and $14 million, respectively, which was recorded as a reduction of rental expense.

NOTE 8. LONG-TERM DEBT

The table below shows our long-term debt as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Senior unsecured notes:
5.500% due 2019	$—	$468
6.750% due 2020	—	300
8.125% due 2022	2,800	2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.750% due 2020	—	500
6.000% due 2020	—	1,800
4.500% due 2021	—	850
4.375% due 2021	—	1,050
4.625% due 2024	1,870	1,870
4.625% due 2024	600	—
4.875% due 2026	2,100	—
5.125% due 2027	1,500	—
Senior secured second lien notes:
7.500% due 2022	—	750
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	—
Finance leases and mortgage notes	445	500
Unamortized issue costs and note discounts	(186)	(184)
Total long-term debt	14,751	14,826
Less current portion	171	182
Long-term debt, net of current portion	$14,580	$14,644

Credit Agreement

We amended our senior secured revolving credit facility in September 2019 (as amended, the “Credit Agreement”) to provide, subject to borrowing availability, for revolving loans in an aggregate principal amount of up to $1.5 billion, (from a previous limit of $1.0 billion), with a $200 million subfacility for standby letters of credit. Obligations under the Credit Agreement, which now has a scheduled maturity date of September 12, 2024, are guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and are secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments as of the most recent amendment. Outstanding revolving loans accrue interest at a base rate plus a margin ranging from 0.25% to 0.75% per annum or the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% per annum, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts. At December 31, 2019, we were in compliance with all covenants and conditions in our Credit Agreement. At December 31, 2019, we had no cash borrowings outstanding under the Credit Agreement, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.499 billion was available for borrowing under the Credit Agreement at December 31, 2019.

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

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At December 31, 2019, we were in compliance with all covenants and conditions in our LC Facility. At December 31, 2019, we had $92 million of standby letters of credit outstanding under the LC Facility.

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

Covenants

Credit Agreement. Our Credit Agreement contains customary covenants for an asset-backed facility, including a minimum fixed charge coverage ratio to be met if the designated excess availability under the revolving credit facility falls below $150 million, as well as limits on debt, asset sales and prepayments of certain other debt. The Credit Agreement also includes a provision, which we believe is customary in receivables-backed credit facilities, that gives our lenders the right to require that proceeds of collections of substantially all of our consolidated accounts receivable be applied directly to repay outstanding loans and other amounts that are due and payable under the Credit Agreement at any time that unused borrowing availability under the revolving credit facility is less than $150 million for three consecutive business days or if an event of default has occurred and is continuing thereunder. In that event, we would seek to re-borrow under the Credit Agreement to satisfy our operating cash requirements. Our ability to borrow under the Credit Agreement is subject to conditions that we believe are customary in revolving credit facilities, including that no events of default then exist.

Senior Secured Notes. The indentures governing our senior secured notes contain covenants that, among other things, restrict our ability and the ability of our subsidiaries to incur liens, consummate asset sales, enter into sale and lease-back transactions or consolidate, merge or sell all or substantially all of our or their assets, other than in certain transactions between one or more of our wholly owned subsidiaries. These restrictions, however, are subject to a number of exceptions and qualifications. In particular, there are no restrictions on our ability or the ability of our subsidiaries to incur additional indebtedness, make restricted payments, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, enter into transactions with affiliates or make advances to, or invest in, other entities (including unaffiliated entities). In addition, the indentures governing our senior secured notes contain a covenant that neither we nor any of our subsidiaries will incur secured debt, unless at the time of and after giving effect to the incurrence of such debt, the aggregate amount of all such secured debt (including the aggregate principal amount of senior secured notes outstanding and any outstanding borrowings under our Credit Agreement at such time) does not exceed the amount that would cause the secured debt ratio (as defined in the indentures) to exceed 4.0 to 1.0.

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

Future Maturities

Future long-term debt maturities, including finance lease obligations, as of December 31, 2019 are as follows:

		Years Ending December 31,					Later Years
	Total	2020	2021	2022	2023	2024
Long-term debt, including finance lease obligations	$14,937	$171	$112	$2,851	$1,903	$2,486	$7,414

NOTE 9. GUARANTEES

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

At December 31, 2019, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $133 million. We had a total liability of $107 million recorded for these guarantees included in other current liabilities at December 31, 2019.

At December 31, 2019, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $25 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Consolidated Balance Sheet at December 31, 2019.

NOTE 10. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future, and the fair value of the restricted stock unit is based on our share price on the grant date. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At December 31, 2019, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 8.2 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units.

The accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 include $42 million, $46 million and $59 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements. The table below shows certain stock option and restricted stock unit grants and other awards that comprise the stock-based compensation expense recorded in the year ended December 31, 2019. Compensation cost is measured by the fair value of the awards on their grant dates and is recognized over the requisite service period of the awards, whether or not the awards had any intrinsic value during the period.

Grant Date	Awards	Exercise Price Per Share	Fair Value Per Share at Grant Date	Stock-Based Compensation Expense for Year Ended December 31, 2019
	(In Thousands)			(In Millions)
Stock Options:
February 27, 2019	210	$28.26	$12.49	$1
February 28, 2018	442	$20.60	$8.83	1
March 1, 2017	821	$18.99	$8.52	1
Restricted Stock Units:
July 9, 2019	94		$18.55	1
May 3, 2019	100		$16.18	2
February 27, 2019	800		$28.26	9
January 31, 2019	318		$21.99	2
June 28, 2018	51		$34.61	1
March 29, 2018	293		$24.25	4
February 28, 2018	204		$20.60	2
March 1, 2017	383		$18.99	2
August 25, 2014	456		$59.90	3
Other grants				2
USPI Management Equity Plan				11
				$42

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

Stock Options

The following table summarizes stock option activity during the years ended December 31, 2019, 2018 and 2017:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2016	1,435,921	$22.87
Granted	1,396,307	18.24
Exercised	(20,400)	4.56
Forfeited/Expired	(247,006)	24.37
Outstanding at December 31, 2017	2,564,822	$20.35
Granted	635,196	21.33
Exercised	(619,849)	18.19
Forfeited/Expired	(317,426)	35.30
Outstanding at December 31, 2018	2,262,743	$19.12
Granted	230,713	28.28
Exercised	(306,427)	18.05
Forfeited/Expired	(226,037)	20.21
Outstanding at December 31, 2019	1,960,992	$20.24	$35	6.1 years
Vested and expected to vest at December 31, 2019	1,960,992	$20.24	$35	6.1 years
Exercisable at December 31, 2019	454,360	$17.26	$9	2.7 years

There were 306,427 stock options exercised during the year ended December 31, 2019 with an aggregated intrinsic value of approximately $3 million, and 619,849 stock options exercised in 2018 with an aggregate intrinsic value of approximately $4 million. There were 230,713 performance-based stock options granted in the year ended December 31, 2019, and 635,196 performance-based stock options granted in the year ended 2018. On March 29, 2019, we granted an aggregate of 7,862 performance-based stock options to a senior officer. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $36.05 (a 25% premium above the March 29, 2019 grant-date closing stock price of $28.84) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. On February 27, 2019, we granted to certain of our senior officers an aggregate of 222,851 performance-based stock options. The options will all vest on the third anniversary of the grant date, subject to the achievement of a closing stock price of at least $35.33 (a 25% premium above the February 27, 2019 grant-date closing stock price of $28.26) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date.

On May 31, 2018, we granted new senior officers 31,184 performance-based stock options. The options will all vest on the third anniversary of the grant date, subject to achieving a closing stock price of at least $44.29 (a 25% premium above the May 31, 2018 grant-date closing stock price of $35.43) for at least 20 consecutive trading days within three years of the grant date, and will expire on the tenth anniversary of the grant date. On February 28, 2018, we granted to certain of our senior officers an aggregate of 604,012 performance-based stock options. The stock options will all vest on the third anniversary of the grant date because, in the three months ended June 30, 2018, the requirement that our stock close at a price of at least $25.75 (a 25% premium above the February 28, 2018 grant-date closing stock price of $20.60) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

At December 31, 2019, there were $4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

The weighted average estimated fair value of stock options we granted during the years ended December 31, 2019 and 2018 was $12.50 and $9.16 per share, respectively. These fair values were calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	February 27,	February 28,
	2019	2018
Expected volatility	48%	46%
Expected dividend yield	0%	0%
Expected life	6.2 years	6.2 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	2.53%	2.72%

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

The following table summarizes information about our outstanding stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	1,224,289	5.2 years	$18.14	408,526	$16.43
$19.76 to $35.430	736,703	7.5 years	23.74	45,834	24.63
	1,960,992	6.1 years	$20.24	454,360	$17.26

As of December 31, 2019, 61.2% of all our outstanding options were held by current employees and 38.8% were held by former employees. Of our outstanding options, 100% were in-the-money, that is, they had exercise price less than the $38.03 market price of our common stock on December 31, 2019. There were no options out-of-the-money.

	In-the-Money Options		Out-of-the-Money Options		All Options
	Outstanding	% of Total	Outstanding	% of Total	Outstanding	% of Total
Current employees	1,199,274	61.2%	—	—%	1,199,274	61.2%
Former employees	761,718	38.8%	—	—%	761,718	38.8%
Totals	1,960,992	100.0%	—	—%	1,960,992	100.0%
% of all outstanding options	100.0%		—%		100.0%

Restricted Stock Units

The following table summarizes restricted stock unit activity during the years ended December 31, 2019, 2018 and 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2016	3,174,533	$38.75
Granted	714,018	18.25
Vested	(1,397,953)	35.50
Forfeited	(236,610)	32.13
Unvested at December 31, 2017	2,253,988	$35.20
Granted	765,184	24.74
Vested	(995,331)	32.63
Forfeited	(139,711)	36.01
Unvested at December 31, 2018	1,884,130	$32.25
Granted	1,481,021	27.87
Vested	(1,562,191)	36.45
Forfeited	(339,461)	24.74
Unvested at December 31, 2019	1,463,499	$25.08

In the year ended December 31, 2019, we granted an aggregate of 1,481,021 restricted stock units. Of these, 337,848 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over 9 quarterly periods from the grant date, and 353,354 will vest and be settled on the third anniversary of the grant date. In addition, in May 2019, we made an annual grant of 100,444 restricted stock units to our non-employee directors for the 2019-2020 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant. The board of directors appointed two new members, one in August 2019 and one in October 2019. We made initial grants totaling 5,569 restricted stock units to these directors, as well as prorated annual grants totaling 13,257 restricted stock units. Both the initial grants and the annual grants vested immediately, however, the initial grants settle upon separation from the board, while the annual grants settle on the third anniversary of the grant date. We also granted 7,427 additional restricted stock units that vested and settled immediately as a result of our level of achievement with respect to a performance goal on a 2013 grant and 96,950 additional restricted stock units as a result of our level of achievement with respect to a performance goal on 2014 grants.

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

As of December 31, 2019, there were $25 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.6 years.

USPI Management Equity Plan

As described in Note 25, USPI’s prior equity compensation plan was terminated in February 2020, and in accordance with the terms of that plan, all vested options or shares of USPI stock acquired upon exercise of an option will be repurchased by USPI at their estimated fair value. At December 31, 2019, USPI maintained a separate management equity plan whereby it had granted non-qualified options to purchase nonvoting shares of USPI’s outstanding common stock to eligible plan participants, allowing the recipient to participate in incremental growth in the value of USPI from the applicable grant date.

Under this plan, the total pool of options consisted of approximately 10% of USPI’s fully diluted outstanding common stock. Options had an exercise price equal to the estimated fair market value of USPI’s common stock on the date of grant. The option awards were structured such that they had a three or four year vesting period in which half of the award vested in equal pro-rata amounts over the applicable vesting period and the remaining half vested at the end of the applicable three or four year period. Any unvested awards were forfeited upon the participant’s termination of service with USPI, and vested options were required to have been exercised within 90 days of termination. Once an award was exercised and the requisite holding period met, the participant was eligible to sell the underlying shares to USPI at their estimated fair market value. Payment for USPI’s purchase of any eligible nonvoting common shares could be made in cash or in shares of Tenet’s common stock. The accompanying Consolidated Statement of Operations for the years ended December 2019, 2018 and 2017 includes $11 million, $18 million and $13 million, respectively, of pre-tax compensation costs related to USPI’s management equity plan.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which we are currently authorized to issue up to 5,062,500 shares of common stock to our eligible employees. As of December 31, 2019, there were approximately 3.0 million shares available for issuance under our employee stock purchase plan. Under the terms of the plan, eligible employees may elect to have between 1% and 10% of their base earnings withheld each quarter to purchase shares of our common stock. Shares are purchased at a price equal to 95% of the closing price on the last day of the quarter. The plan requires a one-year holding period for all shares issued. The holding period does not apply upon termination of employment. Under the plan, no individual may purchase, in any year, shares with a fair market value in excess of $25,000. The plan is currently not considered to be compensatory.

We sold the following numbers of shares under our employee stock purchase plan in the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Number of shares	215,422	228,045	395,957
Weighted average price	$24.44	$22.96	$17.28

Employee Retirement Plans

Substantially all of our employees, upon qualification, are eligible to participate in one of our defined contribution 401(k) plans. Under the plans, employees may contribute a portion of their eligible compensation, and we match such contributions annually up to a maximum percentage for participants actively employed, as defined by the plan documents. Employer matching contributions will vary by plan. Plan expenses, primarily related to our contributions to the plans, were $127 million, $99 million and $128 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such amounts are reflected in salaries, wages and benefits in the accompanying Consolidated Statements of Operations.

We maintain three frozen non-qualified defined benefit pension plans (“SERPs”) that provide supplemental retirement benefits to certain of our current and former executives. These plans are not funded, and plan obligations for these plans are paid from our working capital. Pension benefits are generally based on years of service and compensation. Upon completing the acquisition of Vanguard Health Systems, Inc. on October 1, 2013, we assumed a frozen qualified defined benefit plan (“DMC Pension Plan”) covering substantially all of the employees of our Detroit market that were hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings. During the year ended December 31, 2019, the Society of Actuaries issued a new mortality base table (Pri-2012), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2019. During the years ended December 31, 2019 and 2018, the Society of Actuaries issued new mortality improvement scales (MP-2019 and MP‑2018, respectively), which we incorporated into the estimates of our defined benefit plan obligations at December 31, 2019 and 2018. These changes to our mortality assumptions decreased our projected benefit obligations as of December 31, 2019 and 2018 by approximately $14 million and $4 million, respectively. The following tables summarize the balance sheet impact, as well as the benefit obligations, funded status and rate assumptions associated with the SERPs and the DMC Pension Plan based on actuarial valuations prepared as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Reconciliation of funded status of plans and the amounts included in the Consolidated Balance Sheets:
Projected benefit obligations(1)
Beginning obligations	$(1,301)	$(1,455)
Service cost	—	(2)
Interest cost	(58)	(56)
Actuarial gain (loss)	(132)	90
Benefits paid	123	122
Special termination benefit costs	(1)	—
Ending obligations	(1,369)	(1,301)
Fair value of plans assets
Beginning plan assets	731	850
Gain (loss) on plan assets	128	(65)
Employer contribution	33	47
Benefits paid	(102)	(101)
Ending plan assets	790	731
Funded status of plans	$(579)	$(570)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other current liability	$(19)	$(49)
Other long-term liability	$(560)	$(521)
Accumulated other comprehensive loss	$323	$281
SERP Assumptions:
Discount rate	3.50%	4.50%
Compensation increase rate	3.00%	3.00%
Measurement date	December 31, 2019	December 31, 2018
DMC Pension Plan Assumptions:
Discount rate	3.60%	4.62%
Compensation increase rate	Frozen	Frozen
Measurement date	December 31, 2019	December 31, 2018

(1)	The accumulated benefit obligation at December 31, 2019 and 2018 was approximately $1.367 billion and $1.299 billion, respectively.

The components of net periodic benefit costs and related assumptions are as follows:

	Years Ended December 31,
	2019	2018	2017
Service costs	$—	$2	$2
Interest costs	58	56	62
Expected return on plan assets	(46)	(54)	(50)
Amortization of net actuarial loss	10	14	14
Special termination benefit costs	1	—	—
Net periodic benefit cost	$23	$18	$28
SERP Assumptions:
Discount rate	4.50%	3.75%	4.25%
Long-term rate of return on assets	n/a	n/a	n/a
Compensation increase rate	3.00%	3.00%	3.00%
Measurement date	January 1, 2019	January 1, 2018	January 1, 2017
Census date	January 1, 2019	January 1, 2018	January 1, 2017
DMC Pension Plan Assumptions:
Discount rate	4.62%	4.00%	4.42%
Long-term rate of return on assets	6.50%	6.50%	6.50%
Compensation increase rate	Frozen	Frozen	Frozen
Measurement date	January 1, 2019	January 1, 2018	January 1, 2017
Census date	January 1, 2019	January 1, 2018	January 1, 2017

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

We recorded gain (loss) adjustments of $(42) million, $(15) million and $56 million in other comprehensive income (loss) in the years ended December 31, 2019, 2018 and 2017, respectively, to recognize changes in the funded status of our SERPs and the DMC Pension Plan. Changes in the funded status are recorded as a direct increase or decrease to shareholders’ equity through accumulated other comprehensive loss. Net actuarial gains (losses) of $(52) million, $(29) million and $42 million were recognized during the years ended December 31, 2019, 2018 and 2017, respectively, and the amortization of net actuarial loss of $10 million, $14 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recognized in other comprehensive income (loss). Cumulative net actuarial losses of $323 million, $281 million and $266 million as of December 31, 2019, 2018 and 2017, respectively, and unrecognized prior service costs of less than $1 million as of each of the years ended December 31, 2019, 2018 and 2017 have not yet been recognized as components of net periodic benefit cost.

To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class is then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The weighted-average asset allocations by asset category as of December 31, 2019, were as follows:

Asset Category	Target	Actual
Cash and cash equivalents	2%	2%
U.S. government obligations	—%	2%
Equity securities	65%	64%
Debt securities	33%	32%
Alternative investments	—%	—%

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

The following tables summarize the DMC Pension Plan assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements are determined. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. We consider a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices for similar assets, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

	December 31, 2019	Level 1	Level 2	Level 3
Cash and cash equivalents	$37	$37	$—	$—
U.S. government obligations	9	9	—	—
Equity securities	461	461	—	—
Fixed income funds	283	283	—	—
Futures contracts	—	—	—	—
	$790	$790	$—	$—

	December 31, 2018	Level 1	Level 2	Level 3
Cash and cash equivalents	$33	$33	$—	$—
U.S. government obligations	9	9	—	—
Equity securities	423	423	—	—
Fixed income funds	262	262	—	—
Futures contracts	$4	$4
	$731	$731	$—	$—

The following table presents the estimated future benefit payments to be made from the SERPs and the DMC Pension Plan, a portion of which will be funded from plan assets, for the next five years and in the aggregate for the five years thereafter:

		Years Ending December 31,					Five Years
	Total	2020	2021	2022	2023	2024	Thereafter
Estimated benefit payments	$876	$85	$87	$89	$89	$90	$436

The SERP and DMC Pension Plan obligations of $579 million at December 31, 2019 are classified in the accompanying Consolidated Balance Sheet as an other current liability ($19 million) and defined benefit plan obligations ($560 million) based on an estimate of the expected payment patterns. We expect to make total contributions to the plans of approximately $19 million for the year ending December 31, 2020.

NOTE 11. PROPERTY AND EQUIPMENT

The principal components of property and equipment are shown in the following table. Prior to the adoption of ASU 2016-02 effective January 1, 2019, assets under capital leases were included with buildings and improvements and with equipment in the following table.

	December 31,
	2019	2018
Land	$602	$613
Buildings and improvements	6,856	6,920
Construction in progress	184	199
Equipment	4,173	4,482
Finance lease assets	561	—
	12,376	12,214
Accumulated depreciation and amortization	(5,498)	(5,221)
Net property and equipment	$6,878	$6,993

Property and equipment is stated at cost, less accumulated depreciation and amortization and impairment write-downs related to assets held and used.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on changes in the carrying amount of goodwill, which is included in the accompanying Consolidated Balance Sheets as of 2019 and 2018:

	2019	2018
Hospital Operations and other
As of January 1:
Goodwill	$5,410	$5,406
Accumulated impairment losses	(2,430)	(2,430)
Total	2,980	2,976
Goodwill acquired during the year and purchase price allocation adjustments	—	1
Goodwill related to assets held for sale and disposed or deconsolidated facilities	(72)	3
Total	$2,908	$2,980
As of December 31:
Goodwill	$5,338	$5,410
Accumulated impairment losses	(2,430)	(2,430)
Total	$2,908	$2,980

	2019	2018
Ambulatory Care
As of January 1:
Goodwill	$3,696	$3,437
Accumulated impairment losses	—	—
Total	3,696	3,437
Goodwill acquired during the year and purchase price allocation adjustments	43	219
Goodwill related to assets held for sale and disposed or deconsolidated facilities	—	40
Total	$3,739	$3,696
As of December 31:
Goodwill	$3,739	$3,696
Accumulated impairment losses	—	—
Total	$3,739	$3,696

	2019	2018
Conifer
As of January 1:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	605	605
Goodwill acquired during the year and purchase price allocation adjustments	—	—
Total	$605	$605
As of December 31:
Goodwill	$605	$605
Accumulated impairment losses	—	—
Total	$605	$605

The following table provides information regarding other intangible assets, which are included in the accompanying Consolidated Balance Sheets as of 2019 and 2018:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2019:
Capitalized software costs	$1,616	$(912)	$704
Trade names	102	—	102
Contracts	869	(94)	775
Other	107	(86)	21
Total	$2,694	$(1,092)	$1,602
At December 31, 2018:
Capitalized software costs	$1,667	$(858)	$809
Trade Names	102	—	102
Contracts	871	(76)	795
Other	104	(79)	25
Total	$2,744	$(1,013)	$1,731

Estimated future amortization of intangibles with finite useful lives as of December 31, 2019 is as follows:

	Total	Years Ending December 31,					Later Years
		2020	2021	2022	2023	2024
Amortization of intangible assets	$1,037	$156	$142	$130	$122	$104	$383

We recognized amortization expense of $188 million, $185 million and $172 million in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 13. INVESTMENTS AND OTHER ASSETS

The principal components of investments and other assets in the accompanying Consolidated Balance Sheets are as follows:

	December 31,
	2019	2018
Marketable securities	$2	$40
Equity investments in unconsolidated healthcare entities	978	956
Total investments	980	996
Cash surrender value of life insurance policies	36	30
Long-term deposits	59	44
California provider fee program receivables	213	231
Operating lease assets	912	—
Land held for expansion, other long-term receivables and other assets	169	155
Investments and other assets	$2,369	$1,456

Our policy is to classify investments in debt securities that may be needed for cash requirements as “available-for-sale.” In doing so, the carrying values of debt instruments are adjusted at the end of each accounting period to their market values through a credit or charge to other comprehensive income (loss), net of taxes.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss is comprised of the following:

	December 31,
	2019	2018
Adjustments for defined benefit plans	$(257)	$(223)
Accumulated other comprehensive loss	$(257)	$(223)

The tax benefits allocated to the adjustments for our defined benefit plans was approximately $8 million for the year ended December 31, 2019, and the tax benefits allocated to the adjustments for our defined benefit plans and foreign currency translation adjustments were approximately $3 million and $3 million, respectively, for the year ended December 31, 2018. As discussed in Note 1, we recorded cumulative effect adjustments of $36 million and $7 million upon the adoptions of ASU 2018-02 and ASU 2016-01, respectively, effective January 1, 2018.

NOTE 15. NET OPERATING REVENUES

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

The table below shows our sources of net operating revenues less provision for doubtful accounts and implicit price concessions from continuing operations:

	Years Ended December 31,
	2019	2018	2017
Hospital Operations and other:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$2,888	$2,882	$3,243
Medicaid	1,193	1,294	1,304
Managed care	9,516	9,213	9,583
Uninsured	92	96	91
Indemnity and other	679	596	608
Total	14,368	14,081	14,829
Other revenues(1)	1,154	1,204	1,431
Hospital Operations and other total prior to inter-segment eliminations	15,522	15,285	16,260
Ambulatory Care	2,158	2,085	1,940
Conifer	1,372	1,533	1,597
Inter-segment eliminations	(573)	(590)	(618)
Net operating revenues	$18,479	$18,313	$19,179

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the years ended December 31, 2019, 2018 and 2017 by $27 million, $24 million and $35 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Consolidated Balance Sheets (see Note 3). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Years Ended December 31,
	2019	2018	2017
Net patient service revenues	$2,040	$1,965	$1,816
Management fees	95	92	93
Revenue from other sources	23	28	31
Net operating revenues	$2,158	$2,085	$1,940

The table below shows the composition of net operating revenues for our Conifer segment:

	Years Ended December 31,
	2019	2018	2017
Revenue cycle services – Tenet	$556	$568	$583
Revenue cycle services – other customers	713	855	891
Other services – Tenet	17	22	35
Other services – other customers	86	88	88
Net operating revenues	$1,372	$1,533	$1,597

Other services represent approximately 8% of Conifer’s revenue and include value-based care services, consulting services and other client-defined projects.
Performance Obligations

The following table includes Conifer’s revenue that is expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, at the end of the reporting period. The amounts in the table primarily consist of revenue cycle management fixed fees, which are typically recognized ratably as the performance obligation is satisfied. The estimated revenue does not include volume or contingency based contracts, performance incentives, penalties or other variable consideration that is considered constrained. Conifer’s contract with Catholic Health Initiatives (“CHI”), a minority interest owner of Conifer Health Solutions, LLC, represents the majority of the fixed-fee revenue related to remaining performance obligations. Conifer’s contract term with CHI ends December 31, 2032.

		Years Ending December 31,					Later Years
	Total	2020	2021	2022	2023	2024
Performance obligations	$7,347	$601	$598	$598	$597	$550	$4,403

NOTE 16. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

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

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At December 31, 2019 and 2018, the aggregate current and long-term professional and general liability reserves in the accompanying Consolidated Balance Sheets were $915 million and $882 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. We estimated the reserves for losses and related expenses using expected loss-reporting patterns discounted to their present value under a risk-free rate approach using a Federal Reserve seven-year maturity rate of 1.83%,  2.59% and 2.33% at December 31, 2019, 2018 and 2017, respectively.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Consolidated Statements of Operations is malpractice expense of $374 million, $388 million and $303 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $155 million, $176 million and $61 million, respectively, related to adverse development for prior years.

NOTE 17. CLAIMS AND LAWSUITS

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year-long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. In January 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. In February 2019, the plaintiffs filed an appeal of the court’s ruling that dismissal was appropriate because the plaintiffs failed to adequately plead that a pre-suit demand on the Company’s board of directors, a precondition to their action, should be excused as futile. The parties’ appellate briefs have been filed, and oral arguments were held on February 5, 2020. The parties are awaiting the court’s ruling. The defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Antitrust Class Action Lawsuit Filed by Registered Nurses in San Antonio

In Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., filed in June 2006 in the U.S. District Court for the Western District of Texas, a purported class of registered nurses employed by three unaffiliated San Antonio-area hospital systems alleged those hospital systems, including our Baptist Health System, and other unidentified San Antonio regional hospitals violated Section §1 of the federal Sherman Act by conspiring to depress nurses’ compensation and exchanging compensation-related information among themselves in a manner that reduced competition and suppressed the wages paid to such nurses. The suit sought unspecified damages (subject to trebling under federal law), interest, costs and attorneys’ fees. In January 2019, the district court issued an opinion denying the plaintiffs’ motion for class certification. The plaintiffs’ subsequent appeal of the district court’s decision to the U.S. Court of Appeals for the Fifth Circuit was denied in March 2019. In April 2019, the appellate court denied the plaintiffs’ request for additional review of the district court’s ruling, and we learned in August 2019 that the plaintiffs did not request further review by the U.S. Supreme Court. The plaintiffs advised the court that they were proceeding on behalf of the three named individuals. On November 20, 2019, at court-ordered mediation, the parties entered into a confidential settlement to resolve the three plaintiffs’ individual claims for an immaterial amount. In January 2020, the parties executed a settlement agreement, which the court approved, and the case was dismissed.

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

Oklahoma Surgical Hospital Qui Tam Action

In May 2016, a relator filed a qui tam lawsuit under seal in the Western District of Oklahoma against, among other parties, (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, (iii) Tenet, and (iv) other related entities and individuals. The complaint alleges various violations of the FCA, the Anti-kickback Statute, the Stark law and the Oklahoma Medicaid False Claims Act. In May 2018, Tenet and its affiliates learned that they were parties to the suit when the court unsealed the complaint and the DOJ declined to intervene with respect to the issues involving Tenet, USPI, OCOM and individually named employees. In June 2018, the relator filed an amended complaint more fully describing the claims and adding additional defendants. Tenet, USPI, OCOM and individually named employees filed motions to dismiss the case in October 2018, but the court has not yet ruled on the motions. The litigation is currently stayed while the parties work to finalize the resolution described below.

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

In October 2019, we reached an agreement in principle with the DOJ to resolve the qui tam lawsuit and related investigations for approximately $66 million, subject to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which includes an estimate of the relator’s attorney’s fees and certain other costs to be paid by us. In the three months ended December 31, 2019, we increased the reserve for this matter by an additional $1 million to reflect updated information on the other costs to be paid by us. Any final resolution remains subject to negotiation and final approval of a settlement agreement with the DOJ and any other definitive documentation required by OIG or other government agencies. We believe this could be completed as early as the second quarter of 2020, at which time the monetary component of the resolution would be paid.

Other Matters

On July 1, 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8-K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital and, pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended, under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In July 2019, the Fund notified us of a withdrawal liability assessment of approximately $63 million. We dispute and are contesting this assessment in accordance with applicable law.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the years ended December 31, 2019, 2018 and 2017. No amounts were recorded in discontinued operations in the 2019, 2018 and 2017 periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Other	Balances at End of Period

Year Ended December 31, 2019	$8	$141	$(55)	$(8)	$86
Year Ended December 31, 2018	$12	$38	$(41)	$(1)	$8
Year Ended December 31, 2017	$12	$23	$(23)	$—	$12

For the years ended December 31, 2019, 2018 and 2017, we recorded net costs of $141 million, $38 million and $23 million, respectively, in connection with significant legal proceedings and governmental investigations.

NOTE 18. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

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

In addition, we entered into a separate put call agreement (the “Baylor Put/Call Agreement”) with Baylor University Medical Center (“Baylor”) that contains put and call options with respect to the 5% ownership interest in USPI held by Baylor. Each year starting in 2021, Baylor may put up to one-third of their total shares in USPI held as of April 1, 2017. In each year that Baylor does not put the full 33.3% of USPI’s shares allowable, we may call the difference between the number of shares Baylor put and the maximum number of shares they could have put that year. In addition, the Baylor Put/Call Agreement contains a call option pursuant to which we have the ability to acquire all of Baylor’s ownership interest by 2024. We have the ability to choose whether to settle the purchase price for the Baylor put/call in cash or shares of our common stock.

Based on the nature of these put/call structures, the minority shareholders’ interests in USPI are classified as redeemable noncontrolling interests in the accompanying Consolidated Balance Sheets at December 31, 2019 and 2018.

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the years ended 2019 and 2018:

	December 31,
	2019	2018
Balances at beginning of period	$1,420	$1,866
Net income	192	190
Distributions paid to noncontrolling interests	(145)	(142)
Accretion of redeemable noncontrolling interests	18	173
Purchases and sales of businesses and noncontrolling interests, net	21	(667)
Balances at end of period	$1,506	$1,420

Our redeemable noncontrolling interests balances at December 31, 2019 and 2018 in the table above were comprised of $383 million and $431 million, respectively, from our Hospital Operations and other segment, $777 million and $713 million, respectively, from our Ambulatory Care segment, and $346 million and $276 million, respectively, from our Conifer segment. Our net income (loss) attributable to redeemable noncontrolling interests for the years ended December 31, 2019 and 2018 respectively, in the accompanying Consolidated Statements of Operations were comprised of $(37) million and $(25) million, respectively, from our Hospital Operations and other segment, $159 million and $151 million, respectively, from our Ambulatory Care segment, and $70 million and $64 million, respectively, from our Conifer segment.

NOTE 19. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current tax expense (benefit):
Federal	$(6)	$(6)	$(4)
State	26	33	23
	20	27	19
Deferred tax expense (benefit):
Federal	134	159	202
State	(1)	(10)	(2)
	133	149	200
	$153	$176	$219

A reconciliation between the amount of reported income tax expense and the amount computed by multiplying income (loss) from continuing operations before income taxes by the statutory federal income tax rate is shown below. State income tax expense for the year ended December 31, 2019 includes $2 million of expense related to the write-off of expired or worthless unutilized state net operating loss carryforwards and other deferred tax assets for which a full valuation allowance had been provided in prior years. A corresponding tax benefit of $2 million is included for the year ended December 31, 2019 to reflect the reduction in the valuation allowance. Foreign pre-tax loss for the years ended December 31, 2019 and 2018 was $6 million.

	Years Ended December 31,
	2019	2018	2017
Tax expense (benefit) at statutory federal rate of 21% in 2019 and 2018 (35% in 2017)	$62	$134	$(35)
State income taxes, net of federal income tax benefit	20	23	4
Expired state net operating losses, net of federal income tax benefit	2	9	28
Tax attributable to noncontrolling interests	(79)	(70)	(113)
Nondeductible goodwill	4	8	109
Nondeductible executive compensation	6	4	—
Nondeductible litigation costs	7	—	—
Expired charitable contribution carryforward	8	—	—
Impact of decrease in federal tax rate on deferred taxes	—	(1)	246
Reversal of permanent reinvestment assumption and other adjustments related to divestiture of foreign subsidiary	—	(6)	(30)
Stock-based compensation tax deficiencies	4	5	15
Changes in valuation allowance (including impact of decrease in federal tax rate)	133	76	—
Change in tax contingency reserves, including interest	(14)	(1)	(6)
Prior-year provision to return adjustments and other changes in deferred taxes	(3)	(5)	4
Other items	3	—	(3)
Income tax expense	$153	$176	$219

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

As a result of the reduction in the corporate income tax rate from 35% to 21% under the Tax Act, we revalued our net deferred tax assets at December 31, 2017, resulting in a reduction in the value of our net deferred tax assets by approximately$251 million. For the year ended December 31, 2017, we recorded $252 million as a provisional estimate of the impact of the Tax Act, including the decrease in the corporate income tax rate from 35% to 21%. Approximately $6 million of the total $252 million increase in income tax expense is included in the net change in valuation allowance, with the remaining $246 million shown in the table above. During the year ended December 31, 2018, we recorded $1 million of tax benefit upon finalizing our accounting for the income tax effects of the Tax Act based on actual 2017 federal and state income tax filings.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The following table discloses those significant components of our deferred tax assets and liabilities, including any valuation allowance:

	December 31, 2019		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed-asset differences	$—	$282	$—	$297
Reserves related to discontinued operations and restructuring charges	14	—	24	—
Receivables (doubtful accounts and adjustments)	165	—	155	—
Accruals for retained insurance risks	195	—	205	—
Intangible assets	—	356	—	341
Other long-term liabilities	35	—	39	—
Benefit plans	274	—	255	—
Other accrued liabilities	45	—	32	—
Investments and other assets	—	95	—	83
Interest expense limitation	219	—	89	—
Net operating loss carryforwards	179	—	266	—
Stock-based compensation	19	—	24	—
Other items	45	34	88	32
	1,190	767	1,177	753
Valuation allowance	(281)	—	(148)	—
	$909	$767	$1,029	$753

Below is a reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the accompanying Consolidated Balance Sheets.

	December 31,
	2019	2018
Deferred income tax assets	$169	$312
Deferred tax liabilities	(27)	(36)
Net deferred tax asset	$142	$276

During the year ended December 31, 2019, the valuation allowance increased by $133 million, including an increase of $130 million due to limitations on the tax deductibility of interest expense, a decrease of $2 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and an increase of $5 million due to changes in expected realizability of deferred tax assets. The balance in the valuation allowance as of December 31, 2019 was $281 million. During the year ended December 31, 2018, the valuation allowance increased by $76 million, including an increase of $89 million due to limitations on deductions of interest expense, a decrease of $9 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, and a decrease of $4 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance at December 31, 2018 was $148 million. During the year ended December 31, 2017, we had no net change in the valuation allowance, but there was a decrease of $28 million due to the expiration or worthlessness of unutilized state net operating loss carryovers, an increase of $6 million due to the decrease in the federal tax rate, and an increase of $22 million due to changes in expected realizability of deferred tax assets. The remaining balance in the valuation allowance as of December 31, 2017 was $72 million. Federal and state deferred tax assets relating to interest expense limitations under Internal Revenue Code Section 163(j) have a full valuation allowance because the interest expense carryovers are not expected to be utilized in the foreseeable future.

We account for uncertain tax positions in accordance with ASC 740-10-25, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The following table summarizes the total changes in unrecognized tax benefits in continuing operations during the years ended December 31, 2019, 2018 and 2017. There were no such changes in discontinued operations. The additions and reductions for tax positions include the impact of items for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductions. Such amounts include unrecognized tax benefits that have impacted deferred tax assets and liabilities at December 31, 2019, 2018 and 2017.

Continuing Operations
Balance At December 31, 2016	$35
Additions for prior-year tax positions	31
Reductions for tax positions of prior years	(15)
Reductions due to a lapse of statute of limitations	(5)
Balance At December 31, 2017	$46
Reductions due to a lapse of statute of limitations	(1)
Balance At December 31, 2018	$45
Reductions due to a lapse of statute of limitations	(14)
Balance At December 31, 2019	$31

The total amount of unrecognized tax benefits as of December 31, 2019 was $31 million, of which $29 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2019 includes a benefit of $11 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2018 was $45 million, of which $43 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2018 includes a benefit of $1 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects. The total amount of unrecognized tax benefits as of December 31, 2017 was $46 million, of which $44 million, if recognized, would affect our effective tax rate and income tax expense (benefit) from continuing operations. Income tax expense in the year ended December 31, 2017 includes a benefit of $5 million in continuing operations attributable to a decrease in our estimated liabilities for uncertain tax positions, net of related deferred tax effects.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. Total accrued interest and penalties on unrecognized tax benefits as of December 31, 2019 were zero.

The Internal Revenue Service (“IRS”) has completed audits of our tax returns for all tax years ended on or before December 31, 2007. All disputed issues with respect to these audits have been resolved and all related tax assessments (including interest) have been paid. Our tax returns for years ended after December 31, 2007 and USPI’s tax returns for years ended after December 31, 2015 remain subject to audit by the IRS.

As of December 31, 2019, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

At December 31, 2019, our carryforwards available to offset future taxable income consisted of (1) federal net operating loss (“NOL”) carryforwards of approximately $600 million pre-tax expiring in 2032 to 2034, (2) general business credit carryforwards of approximately $25 million expiring in 2023 through 2039, and (3) state NOL carryforwards of approximately $3.5 billion expiring in 2020 through 2039 for which the associated deferred tax benefit, net of valuation allowance and federal tax impact, is $25 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code if certain ownership changes in our company occur during a rolling three-year period. These ownership changes include purchases of common stock under share repurchase programs, the offering of stock by us, the purchase or sale of our stock by 5% shareholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% shareholders result in aggregate increases that exceed 50 percentage points during the three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by the NOL carryforwards or tax credit carryforwards at the time of ownership change.

NOTE 20. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for the years ended December 31, 2019, 2018 and 2017. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Year Ended December 31, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(243)	103,398	$(2.35)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(243)	103,398	$(2.35)
Year Ended December 31, 2018
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$108	102,110	$1.06
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,771	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$108	103,881	$1.04
Year Ended December 31, 2017
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(704)	100,592	$(7.00)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(704)	100,592	$(7.00)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2019 and 2017 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive, that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the years ended December 31, 2019 and 2017, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,457 and 788 for the years ended December 31, 2019 and 2017, respectively.

NOTE 21. FAIR VALUE MEASUREMENTS

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

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$387	$—	$387	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$39	$—	$39	$—
Long-lived assets held and used	$130	$—	$130	$—

As described in Note 6, in the year ended December 31, 2019, we recorded impairment charges in continuing operations of $26 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Memphis-area facilities and $16 million of other impairment charges. In the year ended December 31, 2018, we recorded impairment charges in continuing operations of $40 million for the write-down of buildings and other long-lived assets to their estimated fair values at two hospitals. We also recorded $24 million to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for certain of our Chicago-area facilities, as well as $9 million of impairment charges to write-down assets held for sale to their estimated fair value, less estimated costs to sell, for Aspen and $4 million related to other impairment charges.

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At December 31, 2019 and 2018, the estimated fair value of our long-term debt was approximately 106.4% and 97.3%, respectively, of the carrying value of the debt.

NOTE 22. ACQUISITIONS

During the year ended December 31, 2019, we acquired ten outpatient businesses (all of which are owned by USPI), and various physician practices. The fair value of the consideration conveyed in the acquisitions (the “purchase price”) was $25 million.

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

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocated over those fair values is recorded as goodwill. The purchase price allocations for certain acquisitions completed in 2019 is preliminary. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2019 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

Preliminary or final purchase price allocations for all the acquisitions made during the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Current assets	$16	$6	$7
Property and equipment	20	19	9
Other intangible assets	4	9	8
Goodwill	43	220	91
Other long-term assets, including previously held equity method investments	24	(18)	(3)
Current liabilities	(16)	—	(8)
Long-term liabilities	(35)	(15)	(2)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(18)	(21)	(29)
Noncontrolling interests	(7)	(85)	(18)
Cash paid, net of cash acquired	(25)	(113)	(50)
Gains on consolidations	$6	$2	$5

The goodwill generated from these transactions, the majority of which will not be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $43 million from acquisitions completed during the year ended December 31, 2019 was recorded in our Ambulatory Care segment. Approximately $6 million, $10 million and $6 million in transaction costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2019, 2018 and 2017, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Consolidated Statements of Operations.

During the years ended December 31, 2019, 2018 and 2017, we recognized gains totaling $6 million, $2 million and $5 million, respectively, associated with stepping up our ownership interests in previously held equity investments, which we began consolidating after we acquired controlling interests.

NOTE 23. SEGMENT INFORMATION

Our business consists of our Hospital Operations and other segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations and other segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 5, certain of our facilities were classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2019. At December 31, 2019, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI and included nine Aspen facilities in the United Kingdom until their divestiture effective August 17, 2018. At December 31, 2019, USPI had interests in 260 ambulatory surgery centers, 39 urgent care centers operated under the CareSpot brand, 23 imaging centers and 24 surgical hospitals in 27 states. At December 31, 2019, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers. At December 31, 2019, Conifer provided services to approximately 660 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations and other segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At December 31, 2019, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following table includes amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations:

	December 31, 2019	December 31, 2018	December 31, 2017
Assets:
Hospital Operations and other	$16,182	$15,684	$16,466
Ambulatory Care	6,195	5,711	5,822
Conifer	974	1,014	1,097
Total	$23,351	$22,409	$23,385

	Years Ended December 31,
	2019	2018	2017
Capital expenditures:
Hospital Operations and other	$572	$527	$625
Ambulatory Care	75	68	60
Conifer	23	22	22
Total	$670	$617	$707

Net operating revenues:
Hospital Operations and other total prior to inter-segment eliminations	$15,522	$15,285	$16,260
Ambulatory Care	2,158	2,085	1,940
Conifer
Tenet	573	590	618
Other clients	799	943	979
Total Conifer revenues	1,372	1,533	1,597
Inter-segment eliminations	(573)	(590)	(618)
Total	$18,479	$18,313	$19,179

Equity in earnings of unconsolidated affiliates:
Hospital Operations and other	$15	$10	$4
Ambulatory Care	160	140	140
Total	$175	$150	$144

Adjusted EBITDA:
Hospital Operations and other	$1,425	$1,411	$1,462
Ambulatory Care	895	792	699
Conifer	386	357	283
Total	$2,706	$2,560	$2,444

Depreciation and amortization:
Hospital Operations and other	$733	$685	$736
Ambulatory Care	72	68	84
Conifer	45	49	50
Total	$850	$802	$870

Adjusted EBITDA	$2,706	$2,560	$2,444
Income (loss) from divested and closed businesses (i.e., the Company’s health plan businesses)	(2)	9	(41)
Depreciation and amortization	(850)	(802)	(870)
Impairment and restructuring charges, and acquisition-related costs	(185)	(209)	(541)
Litigation and investigation costs	(141)	(38)	(23)
Interest expense	(985)	(1,004)	(1,028)
Gain (loss) from early extinguishment of debt	(227)	1	(164)
Other non-operating expense, net	(5)	(5)	(22)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	(15)	127	144
Income (loss) from continuing operations, before income taxes	$296	$639	$(101)

NOTE 24. RECENT ACCOUNTING STANDARDS

Recently Issued Accounting Standards

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which applies to entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. We will adopt ASU 2016-13 effective January 1, 2020 using the modified retrospective transition approach as of the period of adoption by recording a cumulative effect adjustment to increase accumulated deficit by $15 million to $20 million. We do not expect the adoption to have a material effect on our financial position, results of operations or cash flow.

Recently Adopted Accounting Standards

Effective January 1, 2019, as further discussed in Note 1, we adopted ASU 2016-02 using the modified retrospective transition approach as of the period of adoption.

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

NOTE 25. SUBSEQUENT EVENT

Termination of USPI Management Equity Plan and Adoption of USPI Restricted Stock Plan
As described in Note 10, USPI previously maintained a management equity plan whereby it had granted non-qualified options to purchase nonvoting shares of USPI’s outstanding common stock to eligible plan participants. In February 2020, the plan and all unvested options granted under the plan were terminated in accordance with the terms of the plan. In the first quarter of 2020, USPI will repurchase all vested options and all shares of USPI stock acquired upon exercise of an option. All participants in the plan will receive fair market value for any such vested options or shares; all unvested options under the plan were canceled. USPI will pay approximately $35 million to eligible plan participants in connection with the repurchase of eligible securities. Also in February 2020, USPI adopted a new restricted stock plan whereby USPI will grant shares of restricted non-voting common stock to eligible plan participants.

SUPPLEMENTAL FINANCIAL INFORMATION

SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

	Year Ended December 31, 2019
	First	Second	Third	Fourth
Net operating revenues	$4,545	$4,560	$4,568	$4,806
Net income (loss)	$65	$112	$(152)	$129
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$(19)	$17	$(232)	$2
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$(0.18)	$0.17	$(2.24)	$0.02
Diluted	$(0.18)	$0.16	$(2.24)	$0.02

	Year Ended December 31, 2018
	First	Second	Third	Fourth
Net operating revenues	$4,699	$4,506	$4,489	$4,619
Net income	$191	$108	$65	$102
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$99	$26	$(9)	$(5)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic	$0.98	$0.25	$(0.09)	$(0.04)
Diluted	$0.96	$0.25	$(0.09)	$(0.04)

Quarterly operating results are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal and state healthcare regulations; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Management’s report on internal control over financial reporting is set forth on page 79 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 80 herein.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is hereby incorporated by reference to our definitive proxy statement in accordance with General Instruction G(3) to Form 10-K. Information concerning our Standards of Conduct, by which all of our employees and officers, including our chief executive officer, chief financial officer and principal accounting officer, are required to abide appears under Item 1, Business – Compliance and Ethics, of Part I of this report.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The Consolidated Financial Statements and notes thereto can be found on pages 83 through 129.

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts (included on page 141).

All other schedules and financial statements of the Registrant are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

FINANCIAL STATEMENTS REQUIRED BY RULE 3-09 OF REGULATION S-X

The consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (“THVG”), which are included due to the significance of the equity in earnings of unconsolidated affiliates we recognized from our investment in THVG for the years ended December 31, 2019, 2018 and 2017 can be found on pages F-1 through F-20.

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

(a) Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

(b)
Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed November 9, 2001)

(c)
Third Supplemental Indenture, dated as of November 6, 2001, between the Registrant and The Bank of New York, as trustee, relating to 6.875% Senior Notes due 2031 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed November 9, 2001)

(d)
Indenture, dated as of September 27, 2013, among THC Escrow Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.125% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed October 1, 2013

(e)
Supplemental Indenture, dated as of October 1, 2013, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.125% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed October 1, 2013)

(f)
Indenture, dated as of June 16, 2015, between THC Escrow Corporation II and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed June 16, 2015)

(g)
Supplemental Indenture, dated as of June 16, 2015, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.750% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed June 16, 2015)

(h)
Twenty-Ninth Supplemental Indenture, dated as of June 14, 2017, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(i)
Senior Secured First Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(j)
Senior Secured Second Lien Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 5.125% Senior Secured Second Lien Notes due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(k)
Unsecured Notes Indenture, dated as of June 14, 2017, between THC Escrow Corporation III and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.000% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed June 16, 2017)

(l)
Supplemental Indenture, dated as of July 14, 2017, among the Registrant, certain of its subsidiaries and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured Second Lien Notes Due 2025 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed July 17, 2017)

(m)
Supplemental Indenture, dated as of August 1, 2017, among the Registrant and The Bank of New York Mellon Trust Company, N.A. relating to 7.000% Senior Notes Due 2025 (Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed August 2, 2017)

(n)
Thirtieth Supplemental Indenture, dated as of February 5, 2019, among the Registrant, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the guarantors party thereto, relating to 6.250% Senior Secured Second Lien Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed February 6, 2019)

(o)
Thirty-First Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.625% Senior Secured First Lien Notes due 2024 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(p)
Thirty-Second Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 4.875% Senior Secured First Lien Notes due 2026 (Incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(q)
Thirty-Third Supplemental Indenture, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. relating to 5.125% Senior Secured First Lien Notes due 2027 (Incorporated by reference to Exhibit 4.4 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

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
Amendment No. 4, dated as of September 12, 2019, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(f)
Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(g)
Amendment No. 1, dated as of September 15, 2016, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, among the Registrant, certain financial institutions party thereto from time to time as letter of credit participants and issuers, and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated filed September 16, 2016)

(h)
Amendment No. 3, dated as of September 12, 2019, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 13, 2019)

(i)
Guaranty, dated as of March 7, 2014, among Barclays Bank PLC, as administrative agent and the guarantors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 10, 2014)

(j)
Stock Pledge Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(k)
First Amendment to Stock Pledge Agreement, dated as of May 8, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(h) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(l)
Second Amendment to Stock Pledge Agreement, dated as of June 15, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2009)

(m)
Third Amendment to Stock Pledge Agreement, dated as of March 7, 2014, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(j) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(n)
Fourth Amendment to Stock Pledge Agreement, dated as of March 23, 2015, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(k) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed February 22, 2016)

(o)
Fifth Amendment to Stock Pledge Agreement, dated as of December 1, 2016, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(p)
Sixth Amendment to Stock Pledge Agreement, dated as of June 14, 2017, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 25, 2019)

(q)
Seventh Amendment to Stock Pledge Agreement, dated as of February 5, 2019, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10(o) to Registrant’s Annual Report on Form 10-K for the year December 31, 2018, filed February 25, 2019)

(r)
Collateral Trust Agreement, dated as of March 3, 2009, by and among the Registrant, as pledgor, The Bank of New York Mellon Trust Company, N.A., as collateral trustee, and the other pledgors party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 5, 2009)

(s)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2024 First Lien Notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(t)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2026 First Lien Notes named therein (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(u)
Exchange and Registration Rights Agreement, dated as of August 26, 2019, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the 2027 First Lien Notes named therein (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed August 26, 2019)

(v)
Settlement Agreement among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the State of Georgia, the State of South Carolina, the Registrant, Tenet HealthSystem Medical, Inc., Tenet HealthSystem GB, Inc. n/k/a Atlanta Medical Center, Inc., North Fulton Medical Center, Inc., Tenet HealthSystem Spalding, Inc. n/k/a Spalding Regional Medical Center, Inc., and Hilton Head Health System, L.P., and Ralph D. Williams (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 3, 2016)

(w)
Non-Prosecution Agreement among Tenet HealthSystem Medical, Inc., the United States Department of Justice and the United States Attorney’s Office for the Northern District of Georgia (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 3, 2016)

(x)
First Amendment to Non-Prosecution Agreement between Tenet HealthSystem Medical, Inc. and the United States Department of Justice (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 6, 2018)

(y)
Support Agreement, dated March 23, 2018, between the Registrant and Glenview Capital Management, LLC, Glenview Capital Partners, L.P., Glenview Capital Master Fund, Ltd., Glenview Institutional Partners, L.P., Glenview Offshore Opportunity Master Fund, Ltd. and Glenview Capital Opportunity Fund (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 26, 2018)

(z)
Employment Agreement, dated March 24, 2018, by and between the Registrant and Ronald A. Rittenmeyer (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 26, 2018)*

(aa)	Amendment No. 1 to Employment Agreement, dated February 27, 2019 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 1, 2019)*

(bb)
Employment Agreement, dated November 27, 2018, by and between the Registrant and Saumya Sutaria, M.D. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 30, 2018)*

(cc)
Letter from the Registrant to Daniel J. Cancelmi, dated September 6, 2012 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(dd)
Letter from the Registrant to Audrey Andrews, dated January 22, 2013 (Incorporated by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013)*

(ee)
Retirement, General Release, and Consulting Agreement, dated as of June 19, 2019, by and between Tenet Business Services Corporation and Keith B. Pitts (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 21, 2019)*

(ff)
Tenet Fourth Amended and Restated Executive Severance Plan, as amended and restated effective August 8, 2018 (Incorporated by reference to Exhibit 10(bb) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(gg)
Tenet Healthcare Corporation Tenth Amended and Restated Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2018 (Incorporated by reference to Exhibit 10(cc) Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019)*

(hh)
Ninth Amended and Restated Tenet 2001 Deferred Compensation Plan, as amended and restated effective May 9, 2012 (Incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed November 7, 2012)*

(ii)	Sixth Amended and Restated Tenet 2006 Deferred Compensation Plan, as amended and restated effective January 1, 2020*

(jj)
Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan, as amended and restated effective March 10, 2016 (Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 1, 2016)*

(kk)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors, (ii) annual grants of restricted stock units to directors, (iii) grants of stock options to executives, and (iv) grants of restricted stock units to executives, all under the Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(aa) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009)*

(ll)
Forms of Award used to evidence (i) grants of cash-based long-term performance awards, (ii) grants of non-qualified stock option performance awards and (iii) grants of restricted stock unit awards under the Sixth Amended and Restated Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(hh) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed February 26, 2018)*

(mm)
Terms and Conditions of Non-Qualified Stock Option Performance Awards granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 7, 2017)*

(nn)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed April 30, 2018)*

(oo)
Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on June 29, 2018 under the Tenet Healthcare 2008 Stock Incentive Plan (Incorporated by reference to Exhibit 10(b) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 6, 2018)*

	(pp)	Terms and Conditions of Restricted Stock Unit Award granted to Ronald A. Rittenmeyer on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan*

	(qq)	Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on January 31, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan*

	(rr)	Terms and Conditions of Restricted Stock Unit Award granted to Saumya Sutaria, M.D. on February 27, 2019 under the Tenet Healthcare 2008 Stock Incentive Plan*

	(ss)	Tenet Healthcare 2019 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 3, 2019)*

(tt)
Forms of Award used to evidence (i) initial grants of restricted stock units to directors and (ii) annual grants of restricted stock units to directors, each under the Tenet Healthcare 2019 Stock Incentive Plan*

	(uu)	Tenet Special RSU Deferral Plan (Incorporated by reference to Exhibit 10(d) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed May 5, 2009)*

(vv)
Fourth Amended Tenet Healthcare Corporation Annual Incentive Plan, amended and restated effective as of February 27, 2019 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 1, 2019)*

(ww)
Eighth Amended and Restated Tenet Executive Retirement Account, as amended and restated effective as of April 26, 2019 (Incorporated by reference to Exhibit 10(c) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed August 5, 2019)*

(xx)
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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document

(104)	Cover Page Interactive Data File - formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)
Date: February 24, 2020	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2020	By:	/s/ RONALD A. RITTENMEYER
Ronald A. Rittenmeyer Executive Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2020	By:	/s/ DANIEL J. CANCELMI
Daniel J. Cancelmi Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: February 24, 2020	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey Senior Vice President, Controller (Principal Accounting Officer)
Date: February 24, 2020	By:	/s/ LLOYD J. AUSTIN, III
Lloyd J. Austin, III Director
Date: February 24, 2020	By:	/s/ JAMES L. BIERMAN
James L. Bierman Director
Date: February 24, 2020	By:	/s/ RICHARD FISHER
Richard Fisher Director
Date: February 24, 2020	By:	/s/ MEGHAN M. FITZGERALD
Meghan M. FitzGerald, DrPH Director
Date: February 24, 2020	By:	/s/ J. ROBERT KERREY
J. Robert Kerrey Director
Date: February 24, 2020	By:	/s/ CHRIS LYNCH
Chris Lynch Director
Date: February 24, 2020	By:	/s/ RICHARD MARK
Richard Mark Director
Date: February 24, 2020	By:	/s/ TAMMY ROMO
Tammy Romo Director
Date: February 24, 2020	By:	/s/ NADJA WEST, M.D.
Nadja West, M.D. Director

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

	Balance at Beginning of Period	Costs and Expenses(1)(2)	Deductions(3)	Other Items(4)(5)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$—	$—	$—	$—	$—
Year ended December 31, 2018	$898	$—	$—	$(898)	$—
Year ended December 31, 2017	$1,031	$1,434	$(1,445)	$(122)	$898
Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$148	$133	$—	$—	$281
Year ended December 31, 2018	$72	$76	$—	$—	$148
Year ended December 31, 2017	$72	$—	$—	$—	$72

(1)	Includes amounts recorded in discontinued operations.

(2)	Before considering recoveries on accounts or notes previously written off.

(3)	Accounts written off.

(4)	Acquisition and divestiture activity in 2017.

(5)	Allowance for doubtful accounts eliminated in 2018 upon adoption of new accounting standard ASC 606.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

To the Board of Trustees of Baylor Scott & White Holdings
We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and its subsidiaries, which comprise the consolidated balance sheets as of June 30, 2019 and 2018, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended June 30, 2019.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and its subsidiaries as of June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019 in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
November 1, 2019

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – AS OF JUNE 30, 2019 AND 2018
(in thousands)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash	$23,703	$29,041
Funds due from USPI	101,282	114,408
Patient receivables, net of allowance for doubtful accounts of $60,631 at June 30, 2018	111,579	107,426
Supplies	27,017	26,070
Prepaid and other current assets	13,951	8,533
Total current assets	277,532	285,478

NON-CURRENT ASSETS:
Property and equipment, net (Note 2)	234,423	238,054
Restricted cash	1,300	4,439
Investments in unconsolidated affiliates (Note 3)	6,837	6,987
Goodwill and intangible assets, net (Note 5)	432,000	431,828
Other	279	505

Total assets	$952,371	$967,291

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable, including funds due to USPI of $10,747 and $16,014 at June 30, 2019 and 2018, respectively	$78,658	$87,153
Accrued expenses and other	47,092	43,163
Current portion of long-term obligations (Note 6)	23,249	19,789
Total current liabilities	148,999	150,105

NON-CURRENT LIABILITIES:
Long-term obligations, net of current portion (Note 6)	161,930	174,228
Other liabilities	18,080	17,159

Total liabilities	329,009	341,492

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)

NONCONTROLLING INTERESTS - REDEEMABLE	170,640	172,416

EQUITY:
Members’ equity	419,847	419,870
Noncontrolling interests – nonredeemable	32,875	33,513
Total equity	452,722	453,383
Total liabilities and equity	$952,371	$967,291

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(in thousands)

	2019	2018	2017
REVENUES:
Net patient service revenue	$1,216,601	$1,204,516	$1,073,887
Less provision for doubtful accounts	—	34,636	27,135
Net patient service revenue less provision for doubtful accounts	1,216,601	1,169,880	1,046,752
Other revenue	3,268	3,653	3,038
Total revenues	1,219,869	1,173,533	1,049,790

Equity in earnings of unconsolidated affiliates (Note 3)	4,458	5,065	3,965

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	302,202	277,721	244,798
Medical services and supplies	307,784	284,386	249,158
Management and royalty fees (Note 8)	46,362	41,973	38,530
Professional fees	7,700	8,679	7,785
Purchased services	64,169	56,829	47,549
Other operating expenses	146,303	137,252	121,832
Provision for doubtful accounts	—	25,244	22,503
Depreciation and amortization	39,962	31,829	28,605
Total operating expenses	914,482	863,913	760,760
Operating income	309,845	314,685	292,995

NONOPERATING INCOME (EXPENSES):
Interest expense	(15,698)	(14,091)	(15,586)
Interest income (Note 8)	1,032	711	492
Other (expenses)/income, net	(32)	1,059	(1,825)
Net income before income taxes	295,147	302,364	276,076

Income taxes	(5,698)	(5,099)	(5,036)
Net income	289,449	297,265	271,040

Net income attributable to noncontrolling interests - redeemable	(141,348)	(143,580)	(134,905)

Net income attributable to noncontrolling interests - nonredeemable	(5,280)	(8,648)	(8,229)
Net income attributable to THVG	$142,821	$145,037	$127,906

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(in thousands)

		Members’ Equity
	Total Equity	USP	BUMC	Total Members’ Equity	Noncontrolling Interests - Nonredeemable
Balance at June 30, 2016	$313,308	$138,185	$138,746	$276,931	$36,377
Net income	136,135	63,825	64,081	127,906	8,229
Distributions to members	(129,002)	(60,778)	(61,022)	(121,800)	(7,202)
Contributions from members	13,571	6,772	6,799	13,571	—
Purchase of noncontrolling interests	(1,160)	(718)	(720)	(1,438)	278
Sale of noncontrolling interests	2,406	451	453	904	1,502
Balance at June 30, 2017	335,258	147,737	148,337	296,074	39,184
Net income	153,685	72,373	72,664	145,037	8,648
Distributions to members	(132,424)	(63,076)	(63,329)	(126,405)	(6,019)
Contributions from members	102,545	51,169	51,376	102,545	—
Purchase of noncontrolling interests	(5,456)	674	676	1,350	(6,806)
Sale of noncontrolling interests	(225)	633	636	1,269	(1,494)
Balance at June 30, 2018	453,383	209,510	210,360	419,870	33,513
Net income	148,101	71,268	71,553	142,821	5,280
Distributions to members	(145,615)	(69,990)	(70,270)	(140,260)	(5,355)
Purchase of noncontrolling interests	(5,526)	(2,270)	(2,280)	(4,550)	(976)
Sale of noncontrolling interests	2,379	981	985	1,966	413
Balance at June 30, 2019	$452,722	$209,499	$210,348	$419,847	$32,875

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017
(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,449	$297,265	$271,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	—	59,880	49,638
Depreciation and amortization	39,962	31,829	28,605
Amortization of debt issue costs	12	5	5
Equity in earnings of unconsolidated affiliates, net of distributions received	150	156	645
Loss/(gain) on sale of assets	251	(2)	405
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Increase in patient receivables	(4,153)	(62,006)	(47,022)
(Increase)/Decrease in supplies, prepaid, and other assets	(6,363)	(4,639)	3,362
Increase in accounts payable, accrued expenses, and other liabilities	7,657	7,980	11,890
Net cash provided by operating activities	326,965	330,468	318,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $0, $925, and $0 for 2019, 2018 and 2017, respectively	—	925	(3,853)
Purchases of property and equipment	(46,465)	(47,693)	(16,950)
Sale of property and equipment	170	206	1,233
Change in deposits and notes receivables	35	(44)	(5)
Other investing activities	(284)	13	751
Change in funds due from United Surgical Partners, Inc.	13,126	(21,158)	(10,416)
Net cash used in investing activities	(33,418)	(67,751)	(29,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	$11,500	$26,078	$10,183
Payments on debt obligations	(21,829)	(49,029)	(19,364)
Distributions to noncontrolling interest owners	(145,796)	(144,265)	(144,576)
Purchases of noncontrolling interests	(12,792)	(8,215)	(5,447)
Sales of noncontrolling interests	7,153	9,609	18,445
Contribution from members	—	20,925	—
Distributions to members	(140,260)	(126,405)	(121,800)
Net cash used in financing activities	(302,024)	(271,302)	(262,559)

(Decrease)/increase in cash and restricted cash	(8,477)	(8,585)	26,769
Cash and restricted cash, beginning of period	33,480	42,065	15,296
Cash and restricted cash, end of period	$25,003	$33,480	$42,065

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,776	$13,991	$15,642
Cash paid for income taxes	$5,222	$5,076	$4,525

NONCASH TRANSACTIONS:
Assets acquired under capital leases	$1,472	$32,033	$4,791
(Decrease)/Increase in accounts payable due to property and equipment received but not paid	(10,764)	12,322	44
Tyler acquisition	—	81,620	—
Centennial acquisition	—	—	13,571

RECONCILIATION OF CASH AND RESTRICTED CASH:	2019	2018	2017

Cash at beginning of period	$29,041	$32,105	$15,296
Restricted cash at beginning of period	4,439	9,960	—
Cash and restricted cash at beginning of period	$33,480	$42,065	$15,296

Cash at end of period	$23,703	$29,041	$32,105
Restricted cash at end of period	1,300	4,439	9,960
Cash and restricted cash at end of period	$25,003	$33,480	$42,065

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is a joint venture between Baylor University Medical Center (BUMC), an affiliate of Baylor Scott & White Holdings (BSW Holdings), who owns 50.1% of THVG, and USP North Texas, Inc. (USP), a Texas corporation and consolidated subsidiary of United Surgical Partners International, Inc. (USPI), who owns 49.9% of THVG. USPI is a subsidiary of Tenet Healthcare Corporation (Tenet). BSW Holdings and its controlled affiliates are referred collectively herein as “BSWH”. THVG’s fiscal year ends June 30. Fiscal years of THVG’s subsidiaries end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of June 30, 2019 and 2018, and for the years ended, June 30, 2019, 2018, and 2017.
THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in Texas. At June 30, 2019, THVG operated thirty-three facilities (the Facilities) under management contracts, thirty-two of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. THVG also has one consolidated facility and one equity method investment in a facility that does not fall under a management contract. In addition, THVG holds an equity method investment in one partnership that owns the real estate used by one of the Facilities.
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
Change in Reporting Entity
From January 1, 2016 to March 1, 2018, a consolidated BUMC subsidiary, BT East Dallas JV, LLP, a separate partnership with Tenet, had a 60% controlling interest in Texas Regional Medical Center, LLC (Sunnyvale). On March 1, 2018, that partnership was restructured and Sunnyvale was combined with THVG upon contribution by the Company’s members. On March 1, 2018, USP paid BUMC and Tenet approximately $4,100,000 each for its interest in Sunnyvale resulting in THVG owning a controlling 62% interest.
The transfer of ownership interests in Sunnyvale qualified as a common control transaction as defined by Accounting Standards Codification (ASC) 250-10-45-21 as BSWH held a controlling interest in the hospital before the transaction and continued to hold a controlling interest subsequent to the transaction. As a result, the commonly controlled entities, inclusive of Sunnyvale, which historically were not presented together were considered to be a different reporting entity. This change in reporting entity, which took place in prior year financial statements, required retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. For the period prior to Sunnyvale’s contribution into THVG, net income attributable to non-controlling interest was calculated at the percentage used for the previous joint venture, 40%. The Company’s historical consolidated balance sheets and related statements of income, changes in equity, and of cash flows and related disclosures, included Sunnyvale starting with BUMC’s acquisition of Sunnyvale on January 1, 2016. The effect of the change to Net income attributable to THVG for the years ended 2018 and 2017 was approximately $2,900,000 and $1,800,000, respectively.
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
Cash Equivalents
THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2019 or 2018. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes. The Company reclassifies book overdrafts to accounts payable reflecting the reinstatement of liabilities cleared in the bookkeeping process. Changes in accounts payable, including those caused by book overdrafts, are reflected as an adjustment to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows. Book overdrafts included in accounts payable were approximately $22,212,000 and $24,118,000, as of June 30, 2019 and 2018, respectively.
Restricted Cash
THVG holds cash that is restricted as collateral for use in servicing certain of its outstanding debt agreements and ongoing construction projects. Restricted cash balances were approximately $1,300,000 and $4,439,000 as of June 30, 2019 and 2018, respectively, and are classified as non-current, consistent with the nature of their intended use based on the restrictions.
Concentration of Credit Risk
Government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of payors from which THVG has significant outstanding receivables, and management does not believe there is any significant or unusual level of credit risk associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent a significant concentrated credit risk to THVG.
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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investees.
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
To measure the amount of an impairment loss, a two-step method is used. In the first step, THVG compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and THVG is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then THVG must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then THVG records an impairment loss equal to the difference. Any impairment would be recognized as a charge to income from operations and a reduction in the carrying value of goodwill.
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
A qualitative analysis of the goodwill balance was performed in March of 2019 and 2018 and no such impairments were identified. A quantitative analysis was performed in March 2017 and no such impairment was identified.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets, or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2019, 2018, or 2017.
Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2019 and 2018. The carrying amounts of cash, restricted cash, funds due from United

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2019, the aggregate carrying amount and estimated fair value of notes payable to financial institutions are approximately $52,438,000 and $46,424,000, respectively. At June 30, 2018, the aggregate carrying amount and estimated fair value of long-term debt were approximately $54,482,000 and $47,865,000, respectively.
Revenue Recognition
Effective July 1, 2018, THVG adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and related clarifying standards (“ASC 606”) using a modified retrospective method of application to all contracts which were not completed as of July 1, 2018. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 resulted in changes to the presentation and disclosure of amounts the Company previously classified as a provision for doubtful accounts in line with the guidance set forth by ASC 605, “Revenue Recognition”. A significant portion of amounts previously recorded within the provision for doubtful accounts relate to self-pay patients, co-pays, co-insurance amounts, and deductibles owed to it by patients with insurance. Under ASU 2014-09, the estimated uncollectible amounts due from these patients are generally considered implicit price concessions that are a direct reduction to net patient service revenues. For the year ended June 30, 2019, THVG recorded $66,277,000 of implicit price concessions as a direct reduction of net patient service revenues that would have been recorded within the Company’s provision for doubtful accounts prior to the adoption of ASU 2014-09. THVG’s accounting policies related to revenues were revised to reflect the adoption of ASC 2014-09 effective July 1, 2018. There was no impact to net accounts receivable on the balance sheet for the year ended June 30, 2019 related to the adoptions of ASC 2014-09.
All subsidiaries of THVG, except for Sunnyvale, assessed the ability of each patient to pay prior to providing service; therefore the estimate of uncollectible amounts related to these entities was presented within the provision for doubtful accounts in the operating expenses section of the consolidated statements of income prior to the adoption of ASU 2014-09. Sunnyvale does not assess the ability to pay prior to providing service, and as such, the related estimate of uncollectible amounts for this entity was presented within the provision for doubtful accounts as a component of total revenues prior to the adoption of ASU 2014-09. Under ASU 2014-09, all estimated uncollectible amounts whether ability to pay is assessed prior to providing service or not, are accounted for as a direct reduction to net patient service revenues.
THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients and third-party payors (including managed care payors and government programs) for services rendered. Amounts recorded as net patient service revenue include estimated contractual adjustments under reimbursement agreements with third party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and implicit price concessions. The Company determines its estimates of contractual adjustments and discounts based on contractual agreements, its discount policies, and historical experience. The Company bases its estimate of implicit price concessions on historical collection experience using a portfolio approach, as a practical expedient, rather than arriving at an individualized estimate for each patient service encounter.  The financial statement effects of using this practical expedient are not material as compared to estimating implicit price concessions on an individual basis. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.
Net patient service revenue is reported at the amount that reflects consideration to which THVG expects to be entitled in exchange for providing patient care. These amounts are due from patients, third party payors (including managed care payors and government programs) and others. Generally, THVG collects co-payments from patients at the time of service. After the service is complete, THVG prepares a final bill for the patient and third-party payor. Revenue is recognized as performance obligations are satisfied.
Performance obligations are determined based on the nature of the services provided by the Company. Revenue for performance obligations satisfied over time generally relates to inpatient acute care services and is recognized based on actual charges incurred in relation to total expected (or actual) charges. Revenue for performance obligations satisfied at a point in time generally relate to patients receiving outpatient services, when: (1) services are provided; and (2) we do not believe the patient requires additional services.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Any unsatisfied or partially unsatisfied performance obligations primarily relate to in-house patients receiving inpatient acute care services as of the end of the reporting period. Based on the average length of stays, the performance obligations for these contracts have a duration of less than one year and are completed when patients are discharged, which generally occurs within days or weeks of the end of the reporting period. Because all of its performance obligations relate to contracts with a duration of less than one year, THVG has elected to apply the optional exemption provided in FASB ASC 606-10-50-14(a) and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.
The composition of net patient service revenue by primary payor for the year ended June 30, 2019 is as follows:

Managed care	$896,828
Medicare	230,274
Medicaid	14,342
Indemnity, self-pay, and other	75,157
$1,216,601
For facilities licensed as hospitals, federal regulations require the submission of annual cost reports covering medical costs and expenses associated with services provided to program beneficiaries. Medicare and Medicaid cost report settlements are estimated in the period services are provided to beneficiaries. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates with respect to the ten THVG facilities licensed as hospitals may change as interpretations are clarified. These initial estimates are revised as needed until final cost reports are settled.
The Company provides charity care to patients who are financially unable to pay for the health care services they receive. The determination of charity care is generally made at the time of admission, or shortly thereafter. However, events after discharge could change the ability of patients to pay. The discount amount is generally based on household income compared to the Federal Poverty Limit for the year. The Company’s charity policy is intended to satisfy the requirements in Section 501(r) of the Internal Revenue Code of 1986, as amended, regarding financial assistance and emergency medical care policies, limitations on charges to persons eligible for financial assistance, and reasonable billing and collection efforts. The Company’s policy is not to pursue collection of amounts determined to qualify as charity care; therefore, the Company does not report these amounts in net patient care revenues.
The Company’s estimated costs (based on the selected operating expenses, which include allocated personnel costs, supplies, other operating expenses, and management fee) of caring for charity care patients for the years ended June 30, 2019, 2018, and 2017, was approximately $15,000,000, $7,800,000, and $6,100,000, respectively.
Income Taxes
No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members.
The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. The tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2019, 2018, and 2017 as income tax.
THVG follows the provisions of ASC 740 “Income Taxes” which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
As of June 30, 2019 and 2018, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal income tax examination for years prior to 2015 and no longer subject to state and local income tax examination for years prior to 2014. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.
THVG’s policy for recording interest and penalties associated with income tax matters is to record such items to income tax expense in the consolidated statements of income. There are no interest and penalties for the years ended June 30, 2019, 2018, and 2017.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Other Comprehensive Income
THVG does not have any items that qualify for treatment as other comprehensive income, therefore THVG’s net income equals other comprehensive income.
Recently Adopted Accounting Pronouncements
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for THVG’s annual reporting period beginning July 1, 2018. The adoption of this guidance resulted in an increase of approximately $5,500,000 in 2018 to previously reported net cash used in investing activities and a decrease of approximately $10,000,000 in 2017 to previously reported net cash used in financing activities and a corresponding decrease and increase, respectively, to previously reported Increase in cash (which is now captioned Increase in cash and restricted cash, pursuant to the adoption of this guidance). In addition, as noted above, we added a reconciliation of cash, cash equivalents, and restricted cash to the consolidated statements of cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and was effective for our annual reporting period beginning July 1, 2018. The adoption of this accounting standard did not have a material impact on the cash flow statements.
As further described within the “Revenue Recognition” section above, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related clarifying standards (“ASC 606”), on revenue recognition using the modified retrospective method.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Topic 220)”. The ASU is intended to improve the recognition and measurement of financial instruments. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU.
In June 2016, November 2018, April 2019, and May 2019, FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”; ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”; ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”; and ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326)”, respectively. The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. These ASU’s remove the requirement that a credit loss be probable of occurring for it to be recognized. Instead these ASU’s require entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The provisions of these ASU’s are effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of these ASU’s.
In January 2017, FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The provisions of ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, and interim periods within those years for public business entities. The adoption of ASU 2017-01 is not expected to have a material impact on the Company.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), and has subsequently issued supplemental and/or clarifying ASU’s (collectively “ASC 842”), which affects any entity that enters into a lease (as that term is defined in ASC 842), with some specified scope exceptions. The main difference between the guidance in ASC 842 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Recognition of these assets and liabilities will have a material impact to our consolidated balance sheet upon adoption. In transition, the lease standard is required to be applied to leases in existence as of the date of initial application using a modified retrospective transition approach, which includes a number of optional practical expedients. This guidance is effective for the Company on July 1, 2019, and the Company will elect to use the modified retrospective method as of the period of adoption rather than the earliest period presented meaning that its consolidated financial statements for periods prior to July 1, 2019 will not be modified for the application of the new lease accounting standard. The Company will elect the three packaged transitional practical expedients under ASC 842-10-65-1(f) and the practical expedient that allows lessees to choose to not separate lease and non-lease components by class of underlying asset. At July 1, 2019, the Company is expecting to increase its consolidated assets by approximately $260,000,000 to $275,000,000 and the liabilities by approximately $275,000,000 to $290,000,000 related to on-balance sheet recognition of operating lease assets and liabilities.

2.    PROPERTY AND EQUIPMENT
At June 30, 2019 and 2018, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2019	2018
Land	—	$1,697	$1,719
Buildings and leasehold improvements	5-25 years	272,270	258,161
Equipment	3-15 years	226,032	203,672
Furniture and fixtures	5-15 years	10,455	10,547
Construction in progress		1,250	6,397
		511,704	480,496
Less accumulated depreciation		(277,281)	(242,442)
Net property and equipment		$234,423	$238,054

At June 30, 2019 and 2018, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2019	2018
Buildings	$142,519	$143,139
Equipment and furniture	3,367	2,060
	145,886	145,199
Less accumulated depreciation	(65,786)	(56,162)
Net property and equipment under capital leases	$80,100	$89,037

3.    INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES
THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2019	June 30, 2018	June 30, 2017
Consolidated subsidiaries (1):
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	55.2%	52.1%	52.1%
Metroplex Surgicare Partners, Ltd.	Baylor Surgicare at Bedford	Bedford	65.8	65.8	65.8
Baylor Surgicare at North Dallas, LLC	Baylor Surgicare at North Dallas	Dallas	56.9	56.9	56.6

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Legal Name	Facility	City	Percentage Owned
			June 30, 2019	June 30, 2018	June 30, 2017
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	51.7	50.7	50.1
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.5	50.5	50.5
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1	50.1
University Surgical Partners of Dallas, L.L.P.(2)	N/A	Dallas	68.6	68.1	66.5
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	50.4	54.6	58.9
MSH Partners, L.L.C.	Baylor Medical Center at Uptown	Dallas	34.9	34.9	33.5
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	35.2	34.4	33.4
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	53.9	53.5	55.2
Frisco Medical Center, L.L.P.	Baylor Scott & White Medical Center - Frisco	Frisco	51.9	50.5	50.4
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	53.3	54.0	54.1
Bellaire Outpatient Surgery Center, L.L.P.	Baylor Surgicare at Oakmont	Fort Worth	26.4	25.8	26.1
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	50.1	50.1
Trophy Club Medical Center, L.P.	Baylor Medical Center at Trophy Club	Fort Worth	50.8	50.7	50.3
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	—	—	61.9
North Garland Surgery Center, L.L.P.	Baylor Surgicare at North Garland	Garland	54.5	54.3	52.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	54.7	54.7	53.3
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Baylor Orthopedic and Spine Hospital at Arlington	Arlington	50.1	50.1	50.1
Baylor Surgicare at Granbury, LLC	Baylor Surgicare at Granbury	Granbury	51.2	51.2	51.2
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	53.5	53.5
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	50.4	50.1	50.1
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	53.7	55.5	57.3
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller	51.0	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0	51.0
Texas Endoscopy Centers, LLC	Texas Endoscopy	Plano/Allen	51.0	51.0	51.0
Heritage Park Surgical Hospital, LLC	Baylor Scott & White Surgical Hospital - Sherman	Sherman	52.6	52.5	52.5
Centennial ASC, LLC	Frisco Centennial Surgery Center	Frisco	50.2	50.2	50.4
Baylor Surgicare at Baylor Plano, LLC	Baylor Plano Campus	Plano	26.5	25.3	25.3
Texas Spine and Joint Hospital, LLC	Texas Spine and Joint	Tyler	54.6	54.5	—
Baylor Surgicare at Blue Star, LLC	Frisco Star	Frisco	26.5	25.8	—
Texas Regional Medical Center, LLC	Sunnyvale Hospital	Sunnyvale	62.8	62.1	60.3
SPC at the Star, LLC	SPC at the Star	Frisco	51.9	50.5	50.4

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Legal Name	Facility	City	Percentage Owned
			June 30, 2019	June 30, 2018	June 30, 2017
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd. (3)		n/a	49.0	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	19.4	19.3	19.6
MCSH Real Estate Investors, Ltd. (3)		n/a	2.0	2.0	2.0
Fusionetics, LLC	Fusionetics	Frisco	15.0	15.8	15.8

1.	List excludes holding companies, which are wholly-owned by the Company and hold the Company’s investments in the Facilities.

2.	Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Baylor Medical Center at Uptown.

3.	These entities are not surgical facilities and do not have ownership in any surgical facilities.
On August 2, 2017, Texas Health Venture Texas Spine, LLC, a wholly-owned subsidiary of THVG, completed its acquisition of Texas Spine and Joint Hospital, LLC (Tyler), resulting in a 50.25% controlling interest. The consideration of $40,900,000 and $40,700,000 was paid to the sellers by BSWH and USP, respectively. From the date of contribution to June 30, 2018, THVG recognized approximately $98,600,000 of total revenues and approximately $5,800,000 of net income from Tyler. For the twelve months ended June 30, 2019, THVG recognized approximately $117,600,000 of total revenues and approximately $12,000,000 of net income from Tyler.
On February 1, 2017, BSWH and USP contributed their respective ownership interests in Centennial ASC, LLC (Centennial) to THVG, resulting in THVG owning a 50.42% controlling interest. The value of the contributions from BSWH and USP was approximately $6,799,000 and $6,772,000, respectively. From the date of contribution to June 30, 2017, THVG recognized approximately $4,400,000 of total revenues and approximately $1,000,000 of net income from Centennial. For the twelve months ended June 30, 2018, THVG recognized approximately $10,300,000 of total revenues and approximately $2,300,000 of net income from Centennial. For the twelve months ended June 30, 2019, THVG recognized approximately $11,600,000 of total revenues and approximately $2,900,000 of net income from Centennial.
The following table summarizes the recorded values of the assets and liabilities as of the respective contribution date (in thousands):

	Tyler	Centennial
Cash and cash equivalents	$925	$—
Current assets	15,703	3,690
Long-term assets	18,276	1,079
Goodwill	111,831	19,290
Total assets acquired	146,735	24,059

Current liabilities	10,127	585
Long-term liabilities	4,378	—
Total liabilities assumed	14,505	585
Noncontrolling interests	50,610	9,903
Net assets acquired	$81,620	$13,571

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
The following table presents the unaudited pro forma results as if THVG had acquired Tyler and Centennial on July 1, 2016 (in thousands). The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions were completed on the date indicated, nor is indicative of the future operating results of THVG.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

	Year Ended June 30,
	2019	2018	2017
Total revenues	$1,219,869	$1,178,160	$1,158,708
Net income attributable to THVG	$142,821	$143,420	$133,111

4.    NONCONTROLLING INTERESTS
The Company controls and therefore consolidates the results of 33 of its 35 facilities at June 30, 2019. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effects are classified within financing activities.
During the fiscal year ended June 30, 2019, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $12,792,000 and $7,153,000, respectively. During the fiscal year ended June 30, 2018, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $8,215,000 and $9,609,000, respectively. During the fiscal year ended June 30, 2017, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of approximately $5,447,000 and $18,445,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30,
	2019	2018	2017
Net income attributable to the Company	$142,821	$145,037	$127,906
Net transfers to the noncontrolling interests:
(Decrease)/increase in the Company’s equity for (losses)/gains related to purchase of subsidiaries’ equity interests	(4,550)	1,350	(1,438)
Increase in the Company’s equity for gains related to sales of subsidiaries’ equity interests	1,966	1,269	904
Net transfers to noncontrolling interests	(2,584)	2,619	(534)
Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$140,237	$147,656	$127,372

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2019, 2018, and 2017 is summarized below (in thousands):

Balance, June 30, 2016	$89,927
Net income attributable to noncontrolling interests	134,905
Distributions to noncontrolling interests	(137,373)
Purchases of noncontrolling interests	(3,631)
Sales of noncontrolling interests	15,415
Noncontrolling interests attributable to business acquisition	9,904
Balance, June 30, 2017	109,147
Net income attributable to noncontrolling interests	143,580
Distributions to noncontrolling interests	(138,245)
Purchases of noncontrolling interests	(2,512)
Sales of noncontrolling interests	9,836
Noncontrolling interests attributable to business acquisition	50,610
Balance, June 30, 2018	$172,416
Net income attributable to noncontrolling interests	141,348
Distributions to noncontrolling interests	(140,441)
Purchases of noncontrolling interests	(7,457)
Sales of noncontrolling interests	4,774
Balance, June 30, 2019	$170,640

5.    GOODWILL AND INTANGIBLES
The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2019 and 2018 (in thousands):

Balance, June 30, 2017	$319,777
Additions:
Tyler Spine and Joint	111,831
Balance, June 30, 2018	431,608
Additions:	—
Balance, June 30, 2019	$431,608
Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests. There were no transactions in 2019 resulting in a change in goodwill.

6.    LONG-TERM OBLIGATIONS

At June 30, 2019 and 2018, long-term obligations consisted of the following (in thousands):

	2019	2018
Capital lease obligations (Note 7)	$132,741	$139,535
Notes payable to financial institutions	52,438	54,482
Total long-term obligations	185,179	194,017
Less current portion	(23,249)	(19,789)
Long-term obligations, less current portion	$161,930	$174,228

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2019 and thereafter are as follows (in thousands):

2020	$14,822
2021	11,200
2022	10,443
2023	7,994
2024	4,561
Thereafter	3,418
Total long-term obligations	$52,438

The Facilities have notes payable to financial institutions which mature at various dates through 2025 and accrue interest at fixed and variable rates ranging from 2% to 8%. The weighted average interest rate of the notes as of June 30, 2019 was 4%. The payment terms of the notes payable generally require monthly payments, with some agreements having quarterly payments. Each note is collateralized by certain assets of the respective facility. Many of the notes contain various restrictive covenants, including financial covenants that limit THVG’s ability and the ability of the Facilities to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, and pay dividends. The Company believes it is in accordance with all of the covenants as of June 30, 2019.
Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 1% to 13%.

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
Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2019 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2020	$20,565	$39,576
2021	20,858	37,875
2022	19,994	36,542
2023	19,432	34,991
2024	20,073	33,399
Thereafter	106,914	163,108
Total minimum lease payments	207,836	$345,491
Amount representing interest	(75,095)
Total principal payments	$132,741

Total rent expense under operating leases was approximately $51,417,000, $48,190,000, and $39,445,000 for the years ended June 30, 2019, 2018, and 2017, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

8.    RELATED-PARTY TRANSACTIONS
THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by BSWH and USP, resulting in THVG incurring management and royalty fee expense payable to BSWH and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued

in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 for years ended June 30, 2019, 2018, and 2017, and is included in other revenue in the accompanying consolidated statements of income.
The management and royalty fee expense to BSWH and USP was approximately $46,362,000, $41,973,000, and $38,530,000 for the years ended June 30, 2019, 2018, and 2017, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 1.7% represent management fees paid to USP and BSWH, respectively, and 34% represents royalty fees paid to BSWH.
Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 5.0% to 7.0% of their net patient service revenue annually, subject, in some cases, to an annual cap.
In addition, a subsidiary of USPI pays certain expenses, primarily related to insurance premiums, data warehousing, and accounts payables processing, on behalf of THVG which are recorded within the operating expenses section of the accompanying consolidated statements of income. These expenses amounted to $45,940,000, $57,553,000, and $44,004,000 for the years ended June 30, 2019, 2018, and 2017, respectively.
USPI holds funds through an arrangement with THVG by which cash on hand at certain of THVG’s bank accounts is swept to USPI on a daily basis. USPI pays THVG interest income at the Federal Reserve Prime rate less 2.5% of the average daily balance and the Facilities 0.25% of the average daily balance. Amounts held by USPI on behalf of THVG and the Facilities, shown in Funds due from United Surgical Partners, Inc. on the accompanying consolidated balance sheets, totaled approximately $101,282,000 and $114,408,000 at June 30, 2019 and 2018, respectively. Accrued expenses that USPI paid on behalf of THVG, shown in Accounts payable on the accompanying consolidated balance sheets, totaled approximately $10,747,000 and $16,014,000 at June 30, 2019 and 2018, respectively. The interest income associated with this arrangement amounted to approximately $1,032,000, $711,000, and $492,000 for the years ended June 30, 2019, 2018, and 2017, respectively.

9.    COMMITMENTS AND CONTINGENCIES
Financial Guarantees
THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $3,482,000. Of the total, approximately $2,168,000 relates to the obligations of two consolidated subsidiaries whose capital lease obligations are included in THVG’s consolidated balance sheets and related disclosures, and approximately $1,312,000 relates to obligations of two consolidated subsidiaries whose operating lease obligations are not included in THVG’s consolidated balance sheets.
These arrangements (a) consist of guarantees of real estate and equipment financing and lease obligations, (b) are collateralized by all, or a portion of, the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2025, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The aggregate fair value of the guarantee liabilities was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2019 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.
Litigation and Professional Liability Claims
In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $15,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. Based on historical claims activity associated with litigation and professional liability matters, the Company believes its insurance coverage is appropriate and existing exposure related to known and incurred but not reported claims is negligible. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

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
THVG has performed an evaluation of subsequent events through November 1, 2019, which is the date the consolidated financial statements were available to be issued. There have been no material subsequent events requiring financial statement disclosure after the balance sheet date.