Form 10-Q
period 2020-03-31
TENET HEALTHCARE CORP
filed 2020-05-04
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At April 30, 2020, there were 104,715,188 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$613	$262
Accounts receivable	2,722	2,743
Inventories of supplies, at cost	324	310
Income tax receivable	18	10
Assets held for sale	394	387
Other current assets	1,317	1,369
Total current assets	5,388	5,081
Investments and other assets	2,467	2,369
Deferred income taxes	263	183
Property and equipment, at cost, less accumulated depreciation and amortization ($5,622 at March 31, 2020 and $5,498 at December 31, 2019)	6,786	6,878
Goodwill	7,308	7,252
Other intangible assets, at cost, less accumulated amortization ($1,130 at March 31, 2020 and $1,092 at December 31, 2019)	1,611	1,602
Total assets	$23,823	$23,365
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$165	$171
Accounts payable	1,079	1,204
Accrued compensation and benefits	788	877
Professional and general liability reserves	279	330
Accrued interest payable	306	245
Liabilities held for sale	49	44
Other current liabilities	1,429	1,334
Total current liabilities	4,095	4,205
Long-term debt, net of current portion	15,082	14,580
Professional and general liability reserves	638	635
Defined benefit plan obligations	547	560
Deferred income taxes	27	27
Other long-term liabilities	1,405	1,415
Total liabilities	21,794	21,422
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,526	1,506
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 152,870,875 shares issued at March 31, 2020 and 152,540,815 shares issued at December 31, 2019	7	7
Additional paid-in capital	4,739	4,760
Accumulated other comprehensive loss	(256)	(257)
Accumulated deficit	(2,434)	(2,513)
Common stock in treasury, at cost, 48,342,502 shares at March 31, 2020 and 48,344,195 shares at December 31, 2019	(2,414)	(2,414)
Total shareholders’ deficit	(358)	(417)
Noncontrolling interests	861	854
Total equity	503	437
Total liabilities and equity	$23,823	$23,365

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net operating revenues	$4,520	$4,545
Equity in earnings of unconsolidated affiliates	28	34
Operating expenses:
Salaries, wages and benefits	2,187	2,151
Supplies	763	741
Other operating expenses, net	1,013	1,065
Depreciation and amortization	203	208
Impairment and restructuring charges, and acquisition-related costs	55	19
Litigation and investigation costs	2	13
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(2)	1
Operating income	327	381
Interest expense	(243)	(251)
Other non-operating income, net	1	1
Loss from early extinguishment of debt	—	(47)
Income from continuing operations, before income taxes	85	84
Income tax benefit (expense)	75	(20)
Income from continuing operations, before discontinued operations	160	64
Discontinued operations:
Income (loss) from operations	(1)	10
Income tax expense	—	(2)
Income (loss) from discontinued operations	(1)	8
Net income	159	72
Less: Net income available to noncontrolling interests	66	84
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$93	$(12)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income (loss) from continuing operations, net of tax	$94	$(20)
Income (loss) from discontinued operations, net of tax	(1)	8
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$93	$(12)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.90	$(0.19)
Discontinued operations	(0.01)	0.08
	$0.89	$(0.11)
Diluted
Continuing operations	$0.89	$(0.19)
Discontinued operations	(0.01)	0.08
	$0.88	$(0.11)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	104,353	102,788
Diluted	105,733	102,788

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$159	$72
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	2	3
Unrealized gains (losses) on debt securities held as available-for-sale	1	—
Other comprehensive income before income taxes	3	3
Income tax expense related to items of other comprehensive income	(2)	(1)
Total other comprehensive income, net of tax	1	2
Comprehensive net income	160	74
Less: Comprehensive income attributable to noncontrolling interests	66	84
Comprehensive income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$94	$(10)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$159	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	208
Deferred income tax (benefit) expense	(79)	22
Stock-based compensation expense	13	11
Impairment and restructuring charges, and acquisition-related costs	55	19
Litigation and investigation costs	2	13
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(2)	1
Loss from early extinguishment of debt	—	47
Equity in earnings of unconsolidated affiliates, net of distributions received	(11)	3
Amortization of debt discount and debt issuance costs	10	11
Pre-tax loss (income) from discontinued operations	1	(10)
Other items, net	2	(7)
Changes in cash from operating assets and liabilities:
Accounts receivable	14	(158)
Inventories and other current assets	23	(115)
Income taxes	2	9
Accounts payable, accrued expenses and other current liabilities	(144)	(119)
Other long-term liabilities	(51)	37
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(68)	(32)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(2)
Net cash provided by operating activities	129	10
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(182)	(192)
Purchases of businesses or joint venture interests, net of cash acquired	(55)	(2)
Proceeds from sales of facilities and other assets — continuing operations	11	41
Proceeds from sales of facilities and other assets — discontinued operations	—	17
Proceeds from sales of marketable securities, long-term investments and other assets	10	4
Purchases of marketable securities and equity investments	(4)	(4)
Other long-term assets	(2)	(2)
Other items, net	18	(1)
Net cash used in investing activities	(204)	(139)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(240)	(495)
Proceeds from borrowings under credit facility	740	685
Repayments of other borrowings	(48)	(1,620)
Proceeds from other borrowings	7	1,507
Debt issuance costs	(1)	(18)
Distributions paid to noncontrolling interests	(76)	(74)
Proceeds from sale of noncontrolling interests	2	4
Purchases of noncontrolling interests	—	(3)
Proceeds from exercise of stock options and employee stock purchase plan	2	1
Other items, net	40	(17)
Net cash provided by (used in) financing activities	426	(30)
Net increase (decrease) in cash and cash equivalents	351	(159)
Cash and cash equivalents at beginning of period	262	411
Cash and cash equivalents at end of period	$613	$252
Supplemental disclosures:
Interest paid, net of capitalized interest	$(172)	$(158)
Income tax (payments) refunds, net	$(3)	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at March 31, 2020, we operated 65 hospitals and approximately 510 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers.

This quarterly report supplements our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”). As permitted by the Securities and Exchange Commission for interim reporting, we have omitted certain notes and disclosures that substantially duplicate those in our Annual Report. For further information, refer to the audited Consolidated Financial Statements and notes included in our Annual Report. Unless otherwise indicated, all financial and statistical data included in these notes to our Condensed Consolidated Financial Statements relate to our continuing operations, with dollar amounts expressed in millions (except per-share amounts).

Effective January 1, 2020, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) using the modified retrospective transition approach as of the period of adoption. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a cumulative effect adjustment to increase accumulated deficit by $14 million.

Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Statements of Operations, electronic health record incentives have been reclassified to other operating expenses, net, as they are no longer significant enough to present separately. In the accompanying Condensed Consolidated Statements of Cash Flows, purchases of marketable securities have been reclassified from other items, net within cash flows from investing activities to purchases of marketable securities and equity investments. Additionally, our financial statements and corresponding footnotes for prior periods have been recast to reflect retrospective application of the change in accounting principle discussed in the Professional and General Liability Reserves section of this note.

Although the Condensed Consolidated Financial Statements and related notes within this document are unaudited, we believe all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. In preparing our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), we are required to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and these accompanying notes. We regularly evaluate the accounting policies and estimates we use. In general, we base the estimates on historical experience and on assumptions that we believe to be reasonable given the particular circumstances in which we operate. Actual results may vary from those estimates. Financial and statistical information we report to other regulatory agencies may be prepared on a basis other than GAAP or using different assumptions or reporting periods and, therefore, may vary from amounts presented herein. Although we make every effort to ensure that the information we report to those agencies is accurate, complete and consistent with applicable reporting guidelines, we cannot be responsible for the accuracy of the information they make available to the public.

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the novel coronavirus pandemic on our operations, business, financial condition and cash flows; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

Professional and General Liability Reserves

We accrue for estimated professional and general liability claims when they are probable and can be reasonably estimated. The accrual, which includes an estimate for incurred but not reported claims, is updated each quarter based on a model of projected payments using case-specific facts and circumstances and our historical loss reporting, development and settlement patterns. To the extent that subsequent claims information varies from our estimates, the liability is adjusted in the period such information becomes available. Malpractice expense is presented within other operating expenses in the accompanying Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis. We believe that the undiscounted presentation is preferable because it simplifies the accounting for the liabilities, thereby increasing understandability of our financial results and financial condition, is consistent with the manner in which management evaluates our business, and results in an accounting method and financial statement presentation that is consistent with our key peers.

Accordingly, our financial statements and corresponding footnotes for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as an increase of $44 million to accumulated deficit as of January 1, 2017. This change increased our accumulated deficit by $46 million, $56 million and $63 million at December 31, 2019, March 31, 2019 and December 31, 2018, respectively.
The following tables present the effects of the change in accounting principle to our financial statements:

Condensed Consolidated Balance Sheets:

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
At March 31, 2020:
Deferred income taxes	$259	$4	$263
Professional and general liability reserves	$622	$16	$638
Other long-term liabilities	$1,402	$3	$1,405
Accumulated deficit	$(2,419)	$(15)	$(2,434)

	As Reported	Effect of Change in Accounting Principle	As Adjusted
At December 31, 2019:
Deferred income taxes	$169	$14	$183
Professional and general liability reserves	$585	$50	$635
Other long-term liabilities	$1,405	$10	$1,415
Accumulated deficit	$(2,467)	$(46)	$(2,513)

Condensed Consolidated Statements of Operations (in millions, except for per-share amounts):

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Three months ended March 31, 2020:
Salaries, wages and benefits	$2,194	$(7)	$2,187
Other operating expenses, net	$1,047	$(34)	$1,013
Operating income	$286	$41	$327
Income tax benefit	$85	$(10)	$75
Net income	$128	$31	$159
Net income from continuing operations available to Tenet Healthcare Corporation common shareholders	$63	$31	$94
Earnings per share available to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$0.60	$0.30	$0.90
Diluted	$0.60	$0.29	$0.89

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Three months ended March 31, 2019:
Salaries, wages and benefits	$2,153	$(2)	$2,151
Other operating expenses, net	$1,073	$(8)	$1,065
Operating income	$371	$10	$381
Income tax expense	$(17)	$(3)	$(20)
Net income	$65	$7	$72
Net loss from continuing operations attributable to Tenet Healthcare Corporation common shareholders	$(27)	$7	$(20)
Loss per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$(0.26)	$0.07	$(0.19)
Diluted	$(0.26)	$0.07	$(0.19)

Condensed Consolidated Statements of Cash Flows:

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Three months ended March 31, 2020:
Net income	$128	$31	$159
Deferred income tax benefit	$(89)	$10	$(79)
Accounts payable, accrued expenses and other current liabilities	$(103)	$(41)	$(144)
Net cash provided by operating activities	$129	$—	$129

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Three months ended March 31, 2019:
Net income	$65	$7	$72
Deferred income tax expense	$19	$3	$22
Accounts payable, accrued expenses and other current liabilities	$(109)	$(10)	$(119)
Net cash provided by operating activities	$10	$—	$10

Net Operating Revenues

We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring services to our customers. Net operating revenues are recognized in the amounts we expect to be entitled to, which are the transaction prices allocated for the distinct services. Net operating revenues for our Hospital Operations and other

(“Hospital Operations”) and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $613 million and $262 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, our book overdrafts were $225 million and $246 million, respectively, which were classified as accounts payable.

At March 31, 2020 and December 31, 2019, $152 million and $176 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries, and $2 million for both periods of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at March 31, 2020 and December 31, 2019, we had $65 million and $136 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $49 million and $119 million, respectively, were included in accounts payable.

During the three months ended March 31, 2020 and 2019, we recorded non-cancellable finance leases of $15 million and $36 million, respectively, and non-cancellable operating leases of $54 million and $28 million, respectively.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At March 31, 2020:
Capitalized software costs	$1,657	$(948)	$709
Trade names	102	—	102
Contracts	877	(98)	779
Other	105	(84)	21
Total	$2,741	$(1,130)	$1,611

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2019:
Capitalized software costs	$1,616	$(912)	$704
Trade names	102	—	102
Contracts	869	(94)	775
Other	107	(86)	21
Total	$2,694	$(1,092)	$1,602

Estimated future amortization of intangibles with finite useful lives at March 31, 2020 is as follows:

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Amortization of intangible assets	$928	$118	$129	$114	$103	$87	$377

We recognized amortization expense of $41 million and $45 million in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, respectively.

Investments in Unconsolidated Affiliates

We control 244 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (107 of 351 at March 31, 2020), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended March 31,
	2020	2019
Net operating revenues	$566	$568
Net income	$109	$150
Net income available to the investees	$69	$106

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	March 31, 2020	December 31, 2019
Continuing operations:
Patient accounts receivable	$2,521	$2,567
Estimated future recoveries	163	162
Net cost reports and settlements receivable and valuation allowances	37	12
	2,721	2,741
Discontinued operations	1	2
Accounts receivable, net	$2,722	$2,743

Accounts that are pursued for collection through Conifer’s business offices are maintained on our hospitals’ books and reflected in patient accounts receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are recognized as receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts.

We had $257 million and $284 million of receivables recorded in other current assets and investments and other assets, respectively, and $126 million and $65 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020 related to California’s provider fee program. We had $316 million and $213 million of receivables recorded in other current assets and investments and other assets, respectively, and $115 million and $57 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2019 related to California’s provider fee program.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Estimated costs for:
Uninsured patients	$156	$158
Charity care patients	40	34
Total	$196	$192

NOTE 3. CONTRACT BALANCES

Hospital Operations Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020. The opening and closing balances of contract assets for our Hospital Operations segment are as follows:

December 31, 2019	$170
March 31, 2020	151
Increase/(decrease)	$(19)

December 31, 2018	$169
March 31, 2019	166
Increase/(decrease)	$(3)

Approximately 85% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

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

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2019	$26	$11	$61	$18
March 31, 2020	23	7	61	17
Increase/(decrease)	$(3)	$(4)	$—	$(1)

December 31, 2018	$42	$11	$61	$20
March 31, 2019	90	11	64	20
Increase/(decrease)	$48	$—	$3	$—

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

The amount of revenue Conifer recognized in the three months ended March 31, 2020 and 2019 that was included in the opening current deferred revenue liability was $54 million and $49 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification (“ASC”) 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. In both of the three months ended March 31, 2020 and 2019, we recognized amortization expense of $1 million. At both March 31, 2020 and December 31, 2019, the unamortized customer contract costs were $25 million, and are presented as investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended December 31, 2019, two of our hospitals and other operations in the Memphis area met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $394 million as “assets held for sale” in current assets and the related liabilities of $49 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020.

Assets and liabilities classified as held for sale at March 31, 2020 were comprised of the following:

Accounts receivable	$108
Other current assets	26
Investments and other long-term assets	6
Property and equipment	189
Other intangible assets	23
Goodwill	42
Current liabilities	(41)
Long-term liabilities	(8)
Net assets held for sale	$345

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at March 31, 2020:

	Three Months Ended March 31,
	2020	2019
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago area (includes a $6 million loss and a $7 million loss on sale in the 2020 and 2019 periods, respectively)	$(3)	$(12)
Total	$(3)	$(12)

Significant planned divestitures classified as held for sale:
Income from continuing operations, before income taxes
Memphis area	$5	$2
Total	$5	$2

NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the three months ended March 31, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $54 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $15 million related to our Global Business Center (“GBC”) in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $1 million of contract and lease termination fees, and $5 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs.

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

At March 31, 2020, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

We periodically incur costs to implement restructuring efforts for specific operations, which are recorded in our consolidated statement of operations as they are incurred. Our restructuring plans focus on various aspects of operations, including aligning our operations in the most strategic and cost-effective structure, such as the establishment of offshore support operations at our GBC in the Philippines, which we established in 2019. Certain restructuring and acquisition-related costs are based on estimates. Changes in estimates are recognized as they occur.

NOTE 6. LONG-TERM DEBT

The table below shows our long-term debt at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Senior unsecured notes:
8.125% due 2022	$2,800	$2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
Senior secured second lien notes:
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	1,500
Senior secured credit facility due 2024	500	—
Finance leases and mortgage notes	432	445
Unamortized issue costs and note discounts	(177)	(186)
Total long-term debt	15,247	14,751
Less current portion	165	171
Long-term debt, net of current portion	$15,082	$14,580

Credit Agreement

We have a senior secured revolving credit facility that, at March 31, 2020, provided for revolving loans in an aggregate principal amount of up to $1.5 billion with a $200 million subfacility for standby letters of credit. At March 31, 2020, we had $500 million of cash borrowings outstanding under the revolving credit facility subject to a weighted average interest rate of 1.894%, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $999 million was available for borrowing under the revolving credit facility at March 31, 2020.

On April 24, 2020, we amended our credit agreement (as amended, the “Credit Agreement”) to, among other things, (i) increase the aggregate revolving credit commitments from $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days (the “incremental period”).

The Credit Agreement continues to have a scheduled maturity date of September 12, 2024, and obligations under the Credit Agreement continue to be guaranteed by substantially all of our domestic wholly owned hospital subsidiaries and secured by a first-priority lien on the eligible inventory and accounts receivable owned by us and the subsidiary guarantors, including receivables for Medicaid supplemental payments.

Outstanding revolving loans accrue interest during a one-month initial period at the rate of either (i) a base rate plus a margin of 0.75% per annum or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum. Thereafter, outstanding revolving loans accrue interest at either (i) a base rate plus a margin ranging from 0.50% to 1.00% per annum during the incremental period and 0.25% to 0.75% per annum thereafter, or (ii) LIBOR plus a margin ranging from 1.50% to 2.00% per annum during the incremental period and 1.25% to 1.75% per annum thereafter, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts.

Letter of Credit Facility

In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At March 31, 2020, we had $91 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

At March 31, 2020, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $187 million. We had a total liability of $163 million recorded for these guarantees included in other current liabilities at March 31, 2020.

At March 31, 2020, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $25 million. Of the total, $8 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

In recent years, we have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future, and the fair value of the restricted stock unit is based on our share price on the grant date. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At March 31, 2020, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 6.1 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units.

The accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 include $13 million and $11 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(27,167)	19.54
Outstanding at March 31, 2020	1,933,825	$20.25	$—	5.9 years
Vested and expected to vest at March 31, 2020	1,933,825	$20.25	$—	5.9 years
Exercisable at March 31, 2020	1,242,956	$18.34	$—	4.9 years

There were 27,167 and 76,159 stock options exercised during the three months ended March 31, 2020 and 2019, respectively, with aggregate intrinsic values of less than $1 million in both periods.

At March 31, 2020, there were $3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

On March 29, 2019, we granted an aggregate of 7,862 performance-based stock options to a senior officer. The options will all vest on the third anniversary of the grant date because, in the three months ended March 31, 2020, the requirement that our stock close at a price of at least $36.05 (a 25% premium above the March 29, 2019 grant-date closing stock price of $28.84) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date. On February 27, 2019, we granted to certain of our senior officers an aggregate of 222,851 performance-based stock options. The options will all vest on the third anniversary of the grant date because, in the three months ended March 31, 2020, the requirement that our stock close at a price of at least $35.33 (a 25% premium above the February 27, 2019 grant-date closing stock price of $28.26) for at least 20 consecutive trading days within three years of the grant date was met; these options will expire on the tenth anniversary of the grant date.

The weighted average estimated fair value of stock options we granted in the three months ended March 29, 2019 was $12.50 per share. This fair value was calculated based on each grant date, using a Monte Carlo simulation with the following assumptions:

	March 29, 2019	February 27, 2019
Expected volatility	48%	48%
Expected dividend yield	0%	0%
Expected life	6.2 years	6.2 years
Expected forfeiture rate	0%	0%
Risk-free interest rate	2.26%	2.53%

The expected volatility used for the 2019 Monte Carlo simulations incorporates historical volatility based on an analysis of historical prices of our stock. The expected volatility reflects the historical volatility for a duration consistent with the expected life of the options; it does not consider the implied volatility from open-market exchanged options due to the limited trading activity and the transient nature of factors impacting our stock price volatility. The historical share-price volatility for 2019 excludes the movements in our stock price for the period from August 15, 2017 through November 30, 2017 due to impact that the announcement of the departure of certain board members and officers, as well as speculative reports that we were exploring a potential sale of the company, had on our stock price during that time. The risk-free interest rates are based on zero-coupon U.S. Treasury yields in effect at the date of grant consistent with the expected exercise time frames.

The following table summarizes information about our outstanding stock options at March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	1,201,289	5.0 years	$18.12	1,201,289	$18.12
$19.76 to $35.430	732,536	7.3 years	23.75	41,667	24.83
	1,933,825	5.9 years	$20.25	1,242,956	$18.34

Restricted Stock Units

The following table summarizes restricted stock unit activity during the three months ended March 31, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,423,953	29.05
Vested	(394,281)	25.28
Forfeited	(14,587)	24.80
Unvested at March 31, 2020	2,478,584	$27.33

In the three months ended March 31, 2020, we granted an aggregate of 1,423,953 restricted stock units. Of these, 493,929 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four-year period from the grant date, and 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date. In addition, we granted 386,016 performance-based restricted stock units; the vesting of these restricted stock units is contingent on our achievement of specified three-year performance goals for the years 2020 to 2022. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 386,016 units granted, depending on our level of achievement with respect to the performance goals. We also granted 80,128 performance-based restricted stock units to a Conifer senior officer; the vesting of these restricted stock units is contingent on Conifer’s achievement of specified performance goals for each of the years 2020 to 2023. Provided the goals are achieved, the performance-based restricted stock units will vest and settle ratably over the four-year period from the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 80,128 units granted, depending on Conifer’s level of achievement with respect to the performance goals.

In the three months ended March 31, 2019, we granted an aggregate of 1,128,005 restricted stock units. Of these, 243,506 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over nine quarterly periods from the grant date, and 318,327 will vest and be settled on the third anniversary of the grant date.

At March 31, 2020, there were $48 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.3 years.

USPI Management Equity Plan

In February 2020, USPI's previous management equity plan and all unvested options granted under the plan were terminated in accordance with the terms of the plan as previously disclosed. USPI repurchased all vested options and all shares of USPI stock acquired upon exercise of an option for approximately $35 million. USPI then adopted a new restricted stock plan whereby USPI granted 2,444,049 shares of restricted non-voting common stock to eligible plan participants in the three months ended March 31, 2020. The restricted stock units vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date.

Employee Retirement Plans

In the three months ended March 31, 2020 and 2019, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $2 million and $5 million, respectively, in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the three months ended March 31, 2020 and 2019 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,299)	$(2,414)	$806	$624
Net income (loss)	—	—	—	—	(12)	—	37	25
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,310)	$(2,414)	$808	$618

Our noncontrolling interests balances at March 31, 2020 and December 31, 2019 were comprised of $116 million and $114 million, respectively, from our Hospital Operations segment, and $745 million and $740 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the three months ended March 31, 2020 and 2019 in the table above were comprised of $2 million in both periods from our Hospital Operations segment, and $30 million and $35 million, respectively, from our Ambulatory Care segment.

NOTE 10. NET OPERATING REVENUES

Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended March 31,
	2020	2019
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$705	$758
Medicaid	281	314
Managed care	2,321	2,354
Uninsured	40	1
Indemnity and other	193	155
Total	3,540	3,582
Other revenues(1)	294	280
Hospital Operations total prior to inter-segment eliminations	3,834	3,862
Ambulatory Care	490	480
Conifer	332	349
Inter-segment eliminations	(136)	(146)
Net operating revenues	$4,520	$4,545

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the three months ended March 31, 2020 and 2019 by $4 million and $10 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended March 31,
	2020	2019
Net patient service revenues	$464	$451
Management fees	21	23
Revenue from other sources	5	6
Net operating revenues	$490	$480

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended March 31,
	2020	2019
Revenue cycle services – Tenet	$134	$142
Revenue cycle services – other customers	176	180
Other services – Tenet	2	4
Other services – other customers	20	23
Net operating revenues	$332	$349

Other services represent approximately 7% of Conifer’s revenue and include value-based care services, consulting services and other client-defined projects.
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

		Nine Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Performance obligations	$7,366	$463	$614	$614	$614	$562	$4,499

NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2019 through March 31, 2020 and April 1, 2020 through March 31, 2021, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At March 31, 2020 and December 31, 2019, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $917 million and $965 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. As discussed in Note 1, in the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims, as well as other claims-related liabilities. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $73 million and $113 million for the three months ended March 31, 2020 and 2019, respectively.

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

In October 2019, an agreement in principle was reached with the DOJ to resolve the qui tam lawsuit and related investigations against USPI and OCOM for approximately $66 million, subject to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which includes an estimate of the relator’s attorney’s fees and certain other costs to be paid by USPI. In the three months ended December 31, 2019, we increased the reserve for this matter by an additional $1 million to reflect updated information on the other costs to be paid by USPI. Any final resolution remains subject to negotiation and final approval of a settlement agreement with the DOJ and any other definitive documentation required by OIG or other government agencies. We believe this could be completed as early as the second quarter of 2020, at which time the monetary component of the resolution would be paid by USPI.

Other Matters

On July 1, 2019, certain of the entities that purchased the operations of Hahnemann University Hospital and St. Christopher’s Hospital for Children in Philadelphia from us commenced Chapter 11 bankruptcy proceedings. As previously disclosed in our Form 8-K filed September 1, 2017, the purchasers assumed our funding obligations under the Pension Fund for Hospital and Health Care Employees of Philadelphia and Vicinity (the “Fund”), a pension plan related to the operations at Hahnemann University Hospital and, pursuant to rules under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), under certain circumstances we could become liable for withdrawal liability in the event a withdrawal is triggered with respect to the Fund. In July 2019, the Fund notified us of a withdrawal liability assessment of approximately $63 million. In February 2020, the Fund notified us that the prior assessment against us had been withdrawn. As previously disclosed, pursuant to applicable ERISA rules, we could become secondarily liable if the purchasers fail to satisfy their obligations to the Fund.

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

New claims or inquiries may be initiated against us from time to time, including lawsuits from patients, employees and others exposed to COVID-19 at our facilities. These matters could (1) require us to pay substantial damages or amounts in judgments or settlements, which, individually or in the aggregate, could exceed amounts, if any, that may be recovered under our insurance policies where coverage applies and is available, (2) cause us to incur substantial expenses, (3) require significant time and attention from our management, and (4) cause us to close or sell hospitals or otherwise modify the way we conduct business.

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the three months ended March 31, 2020 and 2019. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period

Three Months Ended March 31, 2020	$86	$2	$(2)	$86
Three Months Ended March 31, 2019	$8	$13	$(8)	$13

For the three months ended March 31, 2020 and 2019, we recorded costs of $2 million and $13 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balances at beginning of period	$1,506	$1,420
Net income	34	47
Distributions paid to noncontrolling interests	(36)	(37)
Accretion of redeemable noncontrolling interests	1	5
Purchases and sales of businesses and noncontrolling interests, net	21	4
Balances at end of period	$1,526	$1,439

The following tables show the composition by segment of our redeemable noncontrolling interests balances at March 31, 2020 and December 31, 2019, as well as our net income available to redeemable noncontrolling interests for the three months ended March 31, 2020 and 2019:

	March 31, 2020	December 31, 2019
Hospital Operations	$380	$383
Ambulatory Care	784	777
Conifer	362	346
Redeemable noncontrolling interests	$1,526	$1,506

	Three Months Ended March 31,
	2020	2019
Hospital Operations	$(9)	$(6)
Ambulatory Care	27	33
Conifer	16	20
Net income available to redeemable noncontrolling interests	$34	$47

NOTE 14. INCOME TAXES

During the three months ended March 31, 2020, we recorded an income tax benefit of $75 million in continuing operations on pre-tax income of $85 million compared to income tax expense of $20 million on pre-tax income of $84 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, we utilized the discrete effective tax rate method, as allowed by the FASB ASC 740-270-30-18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to COVID-19. For the three months ended March 31, 2019, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2020	2019
Tax expense at statutory federal rate of 21%	$18	$18
State income taxes, net of federal income tax benefit	5	3
Tax attributable to noncontrolling interests	(14)	(17)
Nontaxable gains	3	(1)
Stock-based compensation	—	(1)
Change in valuation allowance	(90)	24
Other items	3	(6)
Income tax expense (benefit)	$(75)	$20

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, includes a significant number of tax provisions applicable to individuals and businesses. For businesses, the CARES Act makes changes to the U.S. tax code relating to, among other things: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; and (4) the realization of corporate alternative minimum tax credits. As a result of the change in the business interest expense disallowance rules, we recorded an income tax benefit of $91 million to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

During the three months ended March 31, 2020, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at March 31, 2020 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. There were no accrued interest and penalties on unrecognized tax benefits at March 31, 2020.

At March 31, 2020, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS (LOSS) PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings (loss) per common share calculations for our continuing operations for three months ended March 31, 2020 and 2019. Net income available (loss attributable) to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available (Loss Attributable) to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended March 31, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$94	104,353	$0.90
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,380	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$94	105,733	$0.89

Three Months Ended March 31, 2019
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(20)	102,788	$(0.19)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(20)	102,788	$(0.19)

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

	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$394	$—	$394	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$387	$—	$387	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At March 31, 2020 and December 31, 2019, the estimated fair value of our long-term debt was approximately 95.1% and 106.4%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Current assets	$6	$2
Property and equipment	8	5
Other intangible assets	8	1
Goodwill	83	3
Other long-term assets, including previously held equity method investments	5	(1)
Current liabilities	(8)	—
Long-term liabilities	(6)	(1)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(30)	(1)
Noncontrolling interests	(11)	(1)
Cash paid, net of cash acquired	(55)	(2)
Gains on consolidations	$—	$5

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $83 million from acquisitions completed during the three months ended March 31, 2020 was recorded in our Ambulatory Care segment. Approximately $1 million and $2 million in transaction costs related to prospective and closed acquisitions were expensed during the three month periods ended March 31, 2020 and 2019, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

We are required to allocate the purchase prices of acquired businesses to assets acquired or liabilities assumed and, if applicable, noncontrolling interests based on their fair values. The excess of the purchase price allocation over those fair values is recorded as goodwill. We are in process of finalizing the purchase price allocations, including valuations of the acquired property and equipment, other intangible assets and noncontrolling interests for some of our 2020 and 2019 acquisitions; therefore, those purchase price allocations are subject to adjustment once the valuations are completed.

During the three months ended March 31, 2019, we recognized gains totaling $5 million associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 18. SEGMENT INFORMATION

Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4, certain of these facilities are classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020. At March 31, 2020, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI. At March 31, 2020, USPI had interests in 265 ambulatory surgery centers, 39 urgent care centers operated under the CareSpot brand, 23 imaging centers and 24 surgical hospitals in 27 states. At March 31, 2020, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers. At March 31, 2020, Conifer provided services to approximately 660 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At March 31, 2020, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	March 31, 2020	December 31, 2019
Assets:
Hospital Operations	$16,543	$16,196
Ambulatory Care	6,319	6,195
Conifer	961	974
Total	$23,823	$23,365

	Three Months Ended March 31,
	2020	2019
Capital expenditures:
Hospital Operations	$167	$170
Ambulatory Care	11	20
Conifer	4	2
Total	$182	$192

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,834	$3,862
Ambulatory Care	490	480
Conifer
Tenet	136	146
Other clients	196	203
Total Conifer revenues	332	349
Inter-segment eliminations	(136)	(146)
Total	$4,520	$4,545

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$2	$3
Ambulatory Care	26	31
Total	$28	$34

Adjusted EBITDA:
Hospital Operations	$342	$347
Ambulatory Care	156	177
Conifer	87	99
Total	$585	$623

Depreciation and amortization:
Hospital Operations	$175	$179
Ambulatory Care	19	18
Conifer	9	11
Total	$203	$208

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$585	$623
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	—	(1)
Depreciation and amortization	(203)	(208)
Impairment and restructuring charges, and acquisition-related costs	(55)	(19)
Litigation and investigation costs	(2)	(13)
Interest expense	(243)	(251)
Loss from early extinguishment of debt	—	(47)
Other non-operating expense, net	1	1
Net gains (losses) on sales, consolidation and deconsolidation of facilities	2	(1)
Income from continuing operations, before income taxes	$85	$84

NOTE 19. SUBSEQUENT EVENTS

Impact of the COVID-19 Pandemic

In March 2020, the global COVID-19 pandemic began to significantly affect our patients, communities, employees and business operations. As the COVID-19 crisis is still rapidly evolving, much of its impact remains unknown and difficult to predict. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and operating revenues that is ongoing. We have cancelled a substantial number of elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, such as travel bans, social distancing, quarantines and shelter-in-place orders, have also reduced the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Broad economic factors resulting from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Moreover, we are experiencing supply chain disruptions, including shortages, delays and significant price increases in medical supplies, particularly personal protective equipment. The length and extent of the disruption to our business as a result of the COVID-19 pandemic is currently unknown. While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic, including the sale of senior secured first lien notes and the amendment of our revolving credit facility, both as described below. We also reduced our planned capital expenditures for 2020 by approximately 40%. Furthermore, we have furloughed some employees, and we have deferred certain operating expenses that are not expected to impact our response to COVID-19. We are also reducing variable costs across the enterprise as a result of softening patient volumes. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during these uncertain times.

The Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020, revised the Medicare accelerated payment program, among other things. Our hospitals, ambulatory surgery centers, physician practices and other outpatient facilities received approximately $1.500 billion of accelerated payments under this program in April 2020.

Sale of Senior Secured First Lien Notes

On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes were used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

Amended Credit Facility

As discussed in Note 6, on April 24, 2020, we entered into an amended and restated credit agreement that, among other things, (i) increased the aggregate revolving credit commitments to $1.9 billion subject to borrowing availability, and (ii) increased the advance rate and raised limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. As described in Note 1 to the accompanying Condensed Consolidated Financial Statements, our results for prior periods have been recast to reflect retrospective application of a change in accounting principle. Our Hospital Operations and other (“Hospital Operations”) segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at March 31, 2020. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest. At March 31, 2020, USPI had interests in 265 ambulatory surgery centers, 39 urgent care centers, 23 imaging centers and 24 surgical hospitals in 27 states. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we own a 76.2% interest, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•	Management Overview

•	Forward-Looking Statements

•	Sources of Revenue for Our Hospital Operations Segment

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2020 and 2019, and three Chicago-area hospitals, which we divested effective January 28, 2019. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Impact of the COVID-19 Pandemic—The 2019 novel coronavirus (“COVID-19”) pandemic is significantly affecting our patients, communities, employees and business operations. Our operating performance in the three months ended March 31, 2020 was ahead of expectations through February. However, the spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and operating revenues that is ongoing. We have cancelled a substantial number of elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, such as travel bans, social distancing, quarantines and shelter-in-place orders, have also reduced the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Broad economic factors resulting from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Moreover, we are experiencing supply chain disruptions, including shortages, delays and significant price increases in medical supplies, particularly personal protective equipment. As described below under “Sources of Revenue for Our Hospital Operations Segment,” we expect the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, as well as other legislative actions, to mitigate some of the economic disruption caused by the COVID-19 pandemic on our business in the months ahead. Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. To help our employees impacted by the COVID-19 pandemic, our Executive Chairman and Chief Executive Officer will be donating 50%

of his salary for six months (100% for three months) to The Tenet Care Fund, which we established in 2010 as a 501(c)(3) organization to provide assistance to employees who have experienced hardship. Also, our other executive leadership team members will be donating 20% of their salaries for three months, along with many other leaders across the Company who will be donating 10% of their salaries for three months. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part II of this report.

Sale of Senior Secured First Lien Notes—On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes were used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

TRENDS AND STRATEGIES

As described above and throughout MD&A, we are currently experiencing a disruption in our business due to the COVID-19 pandemic. The length and extent of this disruption is currently unknown. While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic, including the sale of senior secured first lien notes and the amendment of our revolving credit facility, both as described below. We also reduced our planned capital expenditures for 2020 by approximately 40%. Furthermore, we have furloughed some employees, and we have deferred certain operating expenses that are not expected to impact our response to COVID-19. We are also reducing variable costs across the enterprise as a result of softening patient volumes. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during these uncertain times. For further information on our liquidity, see “Liquidity and Capital Resources” below.

The healthcare industry, in general, and the acute care hospital business, in particular, have also been experiencing significant regulatory uncertainty based, in large part, on administrative, legislative and judicial efforts to significantly modify or repeal and potentially replace the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“Affordable Care Act” or “ACA”). It is difficult to predict the full impact of regulatory uncertainty on our future revenues and operations. In addition, we believe that several key trends have shaped the demand for healthcare services in recent years: (1) consumers, employers and insurers are actively seeking lower-cost solutions and better value as they focus more on healthcare spending; (2) patient volumes are shifting from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible; (3) the growing aging population requires greater chronic disease management and higher-acuity treatment; and (4) consolidation continues across the entire healthcare sector.

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $10 million in the three months ended March 31, 2020, and we expect to incur additional such restructuring charges throughout 2020. We expect to continue in 2020 to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

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

Expansion of Our Ambulatory Care Segment—We expect to continue to focus on opportunities to expand our Ambulatory Care segment through organic growth, building new outpatient centers, corporate development activities and strategic partnerships. We believe USPI’s surgery centers and surgical hospitals offer many advantages to patients and physicians, including greater affordability, predictability, flexibility and convenience. Moreover, due in part to advancements in medical technology, and due to the lower cost structure and greater efficiencies that are attainable at a specialized outpatient site, we believe the volume and complexity of surgical cases performed in an outpatient setting will continue to increase following the containment of the COVID-19 pandemic. Historically, our outpatient services have generated significantly higher margins for us than inpatient services.

Driving Conifer’s Growth While Pursuing a Tax-Free Spin-Off—We previously announced a number of actions to support our goals of improving financial performance and enhancing shareholder value, including the exploration of strategic alternatives for Conifer. In July 2019, we announced our intention to pursue a tax-free spin-off of Conifer as a separate, independent, publicly traded company. Completion of the proposed spin-off is subject to a number of conditions, including, among others, assurance that the separation will be tax-free for U.S. federal income tax purposes, execution of a restructured services agreement between Conifer and Tenet, finalization of Conifer’s capital structure, the effectiveness of appropriate filings with the Securities and Exchange Commission, and final approval from our board of directors. We are targeting to complete the separation by the end of the second quarter of 2021; however, there can be no assurance regarding the timeframe for completing the spin-off, the allocation of assets and liabilities between Tenet and Conifer, the other conditions of the spin-off will be met, or the spin-off will be completed at all.

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

Improving Profitability—Following a return to normal operations post COVID-19, we will continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID-19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare plans, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. In 2020, we will continue to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2022 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. Although we recently issued $700 million aggregate principal amount of senior secured first lien notes to manage our liquidity during the COVID-19 pandemic, it is nonetheless our long-term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the length of time of the impact from the COVID-19 pandemic, as well as a number of other risks and uncertainties – all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

We have provided below certain selected operating statistics for the three months ended March 31, 2020 and 2019 on a continuing operations basis, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2020 and 2019, and three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended March 31,
Selected Operating Statistics	2020	2019	Increase (Decrease)
Hospital Operations – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	165,735	174,726	(5.1)%
Adjusted patient admissions(2)	290,912	308,133	(5.6)%
Paying admissions (excludes charity and uninsured)	155,820	164,793	(5.4)%
Charity and uninsured admissions	9,915	9,933	(0.2)%
Emergency department visits	641,282	657,449	(2.5)%
Total surgeries	95,352	103,013	(7.4)%
Patient days — total	810,479	822,079	(1.4)%
Adjusted patient days(2)	1,385,763	1,420,170	(2.4)%
Average length of stay (days)	4.89	4.70	4.0%
Average licensed beds	17,218	17,455	(1.4)%
Utilization of licensed beds(3)	51.7%	52.3%	(0.6)%	(1)
Total visits	1,616,527	1,714,392	(5.7)%
Paying visits (excludes charity and uninsured)	1,499,538	1,603,712	(6.5)%
Charity and uninsured visits	116,989	110,680	5.7%
Ambulatory Care
Total consolidated facilities (at end of period)	244	226	18	(1)
Total cases	501,226	496,988	0.9%

(1)	The change is the difference between the 2020 and 2019 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

Total admissions decreased by 8,991, or 5.1%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and total surgeries decreased by 7,661, or 7.4%, in the 2020 period compared to the 2019 period. Our emergency department visits decreased 2.5% in the three months ended March 31, 2020 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 were negatively affected by the cancellation of a substantial number of elective procedures at our hospitals due to the COVID-19 pandemic, as well as the divestiture of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases increased 0.9% in the three months ended March 31, 2020 compared to the 2019 period. Beginning in late March 2020, we closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures due to the COVID-19 pandemic.

	Continuing Operations Three Months Ended March 31,
Revenues	2020	2019	Increase (Decrease)
Net operating revenues
Hospital Operations prior to inter-segment eliminations	$3,834	$3,862	(0.7)%
Ambulatory Care	490	480	2.1%
Conifer	332	349	(4.9)%
Inter-segment eliminations	(136)	(146)	(6.8)%
Total	$4,520	$4,545	(0.6)%

Net operating revenues decreased by $25 million, or 0.6%, in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to decreased volumes as a result of the COVID-19 pandemic, partially offset by increased acuity and improved terms of our managed care contracts.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 60.7 days at March 31, 2020 and 58.4 days at December 31, 2019, compared to our target of less than 55 days. This calculation includes our Hospital Operations contract assets, as well as the accounts receivable of our Memphis-area facilities that have been classified in assets held for sale on our Consolidated Balance Sheet at March 31, 2020, and excludes (i) three Chicago-area hospitals, which we divested effective January 28, 2019, and (ii) our California provider fee revenues.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits	$1,846	$1,813	1.8%
Supplies	650	641	1.4%
Other operating expenses	862	919	(6.2)%
Total	$3,358	$3,373	(0.4)%
Ambulatory Care
Salaries, wages and benefits	$162	$153	5.9%
Supplies	112	99	13.1%
Other operating expenses	86	82	4.9%
Total	$360	$334	7.8%
Conifer
Salaries, wages and benefits	$179	$185	(3.2)%
Supplies	1	1	—%
Other operating expenses	65	64	1.6%
Total	$245	$250	(2.0)%
Total
Salaries, wages and benefits	$2,187	$2,151	1.7%
Supplies	763	741	3.0%
Other operating expenses	1,013	1,065	(4.9)%
Total	$3,963	$3,957	0.2%
Rent/lease expense(1)
Hospital Operations	$65	$59	10.2%
Ambulatory Care	23	20	15.0%
Conifer	3	3	—%
Total	$91	$82	11.0%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended March 31,
Selected Operating Expenses per Adjusted Patient Admission	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits per adjusted patient admission(1)	$6,347	$5,881	7.9%
Supplies per adjusted patient admission(1)	2,236	2,078	7.6%
Other operating expenses per adjusted patient admission(1)	2,961	2,986	(0.8)%
Total per adjusted patient admission	$11,544	$10,945	5.5%

(1)
Calculation excludes the expenses from our health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits per adjusted patient admission increased 7.9% in the three months ended March 31, 2020 compared to the same period in 2019. This change was primarily due to reduced patient volumes and the related increase in our patient length-of-stay due to the COVID-19 pandemic, as well as annual merit increases for certain of our employees, a greater number of employed physicians and higher health benefits costs, partially offset by decreased incentive compensation expense in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Supplies expense per adjusted patient admission increased 7.6% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This change was primarily due to increased acuity and the increased cost of supplies due to the COVID-19 pandemic.

Other operating expenses per adjusted patient admission decreased by 0.8% in the three months ended March 31, 2020 compared to the prior-year period. This decrease was primarily due to reduced malpractice expense, which was $40 million lower in the 2020 period compared to the 2019 period, decreased software costs, decreased consulting and legal costs, and decreased costs associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues, partially offset by higher medical fees.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $613 million at March 31, 2020 compared to $262 million at December 31, 2019.

Significant cash flow items in the three months ended March 31, 2020 included:

•	Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $372 million;

•	Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $68 million;

•	Capital expenditures of $182 million;

•	Interest payments of $172 million;

•	Purchases of businesses or joint venture interests of $55 million;

•	$500 million of net cash borrowings under our credit facility; and

•	$76 million of distributions paid to noncontrolling interests.

Net cash provided by operating activities was $129 million in the three months ended March 31, 2020 compared to $10 million in the three months ended March 31, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•	$74 million less cash used in the 2020 period for the annual 401(k) match funding;

•	An increase of $36 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

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

SOURCES OF REVENUE FOR OUR HOSPITAL OPERATIONS SEGMENT

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended March 31,
Net Patient Service Revenues Less Implicit Price Concessions from:	2020	2019	Increase (Decrease)(1)
Medicare	19.9%	21.2%	(1.3)%
Medicaid	7.9%	8.8%	(0.9)%
Managed care(2)	65.6%	65.7%	(0.1)%
Uninsured	1.1%	—%	1.1%
Indemnity and other	5.5%	4.3%	1.2%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended March 31,
Admissions from:	2020	2019	Increase (Decrease)(1)
Medicare	24.5%	26.1%	(1.6)%
Medicaid	6.0%	6.0%	—%
Managed care(2)	60.7%	59.7%	1.0%
Charity and uninsured	6.0%	5.7%	0.3%
Indemnity and other	2.8%	2.5%	0.3%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

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

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan for the three months ended March 31, 2020 and 2019 are set forth in the following table:

	Three Months Ended March 31,
Revenue Descriptions	2020	2019
Medicare severity-adjusted diagnosis-related group — operating	$390	$404
Medicare severity-adjusted diagnosis-related group — capital	35	36
Outliers	19	23
Outpatient	174	190
Disproportionate share	54	59
Other(1)	33	46
Total Medicare net patient service revenues	$705	$758

(1)
The other revenue category includes Medicare Direct Graduate Medical Education and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 18.1% and 19.0% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the three months ended March 31, 2020 and 2019, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the three months ended March 31, 2020 and 2019, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $182 million and $199 million, respectively. The 2020 period included $58 million related to the California provider fee program, $58 million related to the Michigan provider fee program, $46 million related to Medicaid DSH programs in multiple states, $12 million related to the Texas 1115 waiver program, and $8 million from a number of other state and local programs.

Even prior to the COVID-19 pandemic, several states in which we operate faced budgetary challenges that resulted in reduced Medicaid funding levels to hospitals and other providers. Because most states must operate with balanced budgets, and the Medicaid program is generally a significant portion of a state’s budget, states can be expected to adopt or consider adopting future legislation designed to reduce or not increase their Medicaid expenditures. In addition, some states delay issuing Medicaid payments to providers to manage state expenditures. As an alternative means of funding provider payments, many of the states in which we operate have adopted supplemental payment programs authorized under the Social Security Act. Continuing pressure on state budgets and other factors could adversely affect the Medicaid supplemental payments our hospitals receive.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the three months ended March 31, 2020 and 2019 are set forth in the following table. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Three Months Ended March 31,
Hospital Location	2020	2019
Alabama	$27	$24
Arizona	37	34
California	203	226
Florida	50	52
Illinois	—	5
Massachusetts	25	22
Michigan	178	187
South Carolina	17	14
Tennessee	9	8
Texas	95	108
	$641	$680

Medicaid and Managed Medicaid revenues comprised 44% and 56%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the three months ended March 31, 2020.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation

The CARES Act, which was signed into law on March 27, 2020, aims to mitigate the economic disruption caused by the COVID-19 pandemic and authorizes up to $2 trillion in government spending to accomplish that goal. Among the vast array of spending provisions is an additional $100 billion for the Public Health and Social Services Emergency Fund (“PHSS Emergency Fund”), which is designed to provide an influx of money to hospitals and other healthcare entities responding to the pandemic. We have provided below a brief overview of certain provisions of the CARES Act and related legislation that have impacted and we expect will continue to impact our business in the months ahead. Please note that this summary is not exhaustive, and additional legislative action and regulatory developments may evolve rapidly. There is no assurance that we will continue to receive or remain eligible for funding or assistance under the CARES Act or similar measures. Statements regarding the projected impact of COVID-19 relief programs on our operations and financial condition are forward-looking and are made as of the date of this filing.

PHSS Emergency Fund Disbursements. Payments from the PHSS Emergency Fund are intended to support healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic and to ensure uninsured Americans can get testing and treatment for COVID-19, with $50 billion allocated for general distribution to certain eligible healthcare providers. Between April 10 and April 17, 2020, HHS made an initial distribution of payments from the PHSS Emergency Fund to eligible providers totaling $30 billion. This quick dispersal of funds was intended to provide relief to both providers in areas heavily impacted by the COVID-19 pandemic and those providers who are struggling to remain operational due to cancelled and delayed elective services. All facilities and providers that received Medicare fee-for-service (“FFS”) reimbursements in 2019 were eligible for this initial rapid distribution. Based on our share of total Medicare FFS reimbursements in 2019, we received PHSS Emergency Fund payments of approximately $225 million in mid-April 2020.

On April 22, 2020, HHS announced the release of the remaining $70 billion of the $100 billion PHSS Emergency Fund appropriated in the CARES Act, including, among other allocations: (i) $20 billion (remaining from the initial $50 billion allocation described above) for general distribution to eligible healthcare facilities and providers; (ii) $10 billion for hospitals determined to be in areas particularly impacted by COVID-19; and (iii) an unspecified portion for the treatment of the uninsured and possibly other further releases for Medicaid providers. Payments to eligible providers from the additional $20 billion of general allocation funds were calculated to rebalance the entire $50 billion general distribution such that it is based on total 2018 net patient revenue rather than Medicare FFS reimbursements. HHS began disbursing payments on April 24, 2020. Based on our share of 2018 net patient revenue, we estimate we will receive additional payments of approximately $145 million. As a result, we estimate we will receive total payments of approximately $370 million from the total $50 billion general distribution to eligible healthcare providers.

The targeted $10 billion allocation to hospitals in areas acutely hit by the COVID-19 pandemic will be distributed based on the submission of an application for such funds, which was due on April 25, 2020, and the applicant’s Medicare DSH payments. Completion of an application is not a guarantee of eligibility nor receipt of any amounts from this distribution. Although we applied for a portion of this funding for certain of our hospitals, there is no assurance that we will receive any related payments.

The Health Resources & Services Administration will administer the program intended to reimburse healthcare providers who treat uninsured COVID-19 patients with dates of service or admittance on or after February 4, 2020. Claims may be submitted electronically and, if eligible, will be reimbursed at Medicare rates, subject to available funding and timely filing requirements. Although we have registered for the program and expect to begin submitting claims in May 2020, we can give no assurances that we will receive reimbursement for such claims from the PHSS Emergency Fund.

Payments from the PHSS Emergency Fund are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving PHSS Emergency Fund payments, providers must submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. In addition, providers must agree to certain terms and conditions, including, among other things, not to seek collection of out-of-pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. We are in the process of evaluating and accepting the terms and conditions associated with the receipt of PHSS Emergency Fund payments where appropriate and within the required timeframes.

The Paycheck Protection Program and Health Care Enhancement Act (the “Enhancement Act”), a $484 billion COVID-19 emergency supplemental package, was signed into law on April 24, 2020. Among other things, the Enhancement Act provides an additional $100 billion for the PHSS Emergency Fund consisting of $75 billion for eligible healthcare providers to continue to address COVID-19 related expenses and lost revenue and $25 billion for COVID-19 testing. Because CMS has not yet released any guidance with respect to how these funds will be allocated, it is unclear at this time whether we will be eligible for any additional payments or, if we are, the amount and timing thereof.

Medicare and Medicaid Policy Changes. The CARES Act also seeks to alleviate some of the financial strain on hospitals, physicians, and other healthcare providers through a series of new Medicare policies that temporarily boost Medicare and Medicaid reimbursement and allow for added flexibility.

▪
Effective May 1, 2020, the annual 2% sequestration revenue reduction in Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers will be suspended for the rest of calendar year (“CY”) 2020. The projected impact of this change on our operations is an increase of approximately $67 million of revenues in 2020, which is not subject to repayment. The 2% sequestration revenue reduction is scheduled to resume again in CY 2021. In order to offset the added expense of the 2020 suspension, the CARES Act extends the sequestration revenue reduction by one year through 2030.

▪
The weighting factor that would otherwise apply to the severity-adjusted diagnosis-related group (“DRG”) to which a COVID-19 patient discharge is assigned under the Medicare inpatient prospective payment systems (“IPPS”) has been increased by 20%. The add-on payment will be available for the duration of the public health emergency as declared by the Secretary of HHS (the “COVID-19 emergency period”).

▪
The scheduled reduction of $4 billion in Medicaid DSH payments in FFY 2020, as mandated by the Affordable Care Act, will be suspended until December 1, 2020. The projected impact of this change on our operations is an increase of approximately $60 million in revenues in 2020, which is not subject to repayment. Also, the DSH revenue reduction for FFY 2021 will be reduced from $8 billion to $4 billion. Notwithstanding these adjustments, the ACA-mandated reduction is not expected to be extended past its original termination in FFY 2025.

Because of the uncertainty associated with various factors that may influence our future Medicare and Medicaid payments, including future legislative, legal or regulatory actions, or changes in volumes and case mix, there is a risk that our estimates of the impact of the aforementioned payment and policy changes will be incorrect and that actual payments received under, or the ultimate impact of, these programs will differ materially from our expectations.

Expansion of Medicare Accelerated Payments Program. In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for Medicare services provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. In an attempt to disburse payments to hospitals more quickly to mitigate shortfalls due to delays in non-essential procedures, as well as staffing and billing disruptions, the CARES Act revises the Medicare accelerated payment program to:

▪	Increase the prepayment amount from 70% to 100% (125% for critical access hospitals) of expected Medicare payments;

▪	Increase the length of time accelerated payments may cover from three to six months;

▪	Delay the start of recoupment of any overpayments from 90 to 120 days (repayment of advance payments will be effectuated through an automatic 100% offset against future claims payments); and

▪	Extend the due date for any outstanding balances from 90 days to one year for hospitals; all other providers will have 210 days to repay the advance payment.

Medicare started accepting and processing accelerated payment requests immediately, and CMS anticipates that payments will be issued within seven days of the approval of the provider’s request. The CARES Act also expands the Medicare accelerated payment program for the duration of the COVID-19 emergency period to children’s hospitals, cancer hospitals and critical access hospitals. Our hospitals, ambulatory surgery centers, physician practices and other outpatient facilities received approximately $1.500 billion of accelerated payments under this program in April 2020.

Enhanced Medicaid Matching Funding. The CARES Act amends a section of the Families First Coronavirus Response Act of 2020 to increase federal matching funding of traditional state Medicaid programs by 6.2 percentage points, which is anticipated to result in additional Medicaid payment rates to providers. The amount and timing of such payments are not currently known or estimable. This enhanced Medicaid matching funding will be available through the end of the calendar quarter following termination of the COVID-19 emergency period.

Stabilization Loans. The CARES Act allocates $500 billion to the U.S. Treasury’s Exchange Stabilization Fund (the “Stabilization Fund”) to provide loans, loan guarantees and other investments to businesses, states and municipalities needing economic relief due to the COVID-19 pandemic. The Stabilization Fund specifically allocated $46 billion to passenger air carriers, cargo air carriers and businesses important to maintaining national security, with the remaining $454 billion available to fund loans to businesses, states and municipalities needing economic relief.

Tax Changes. Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $250 million of taxes in 2020 pursuant to this CARES Act provision.

In addition, the CARES Act increases the limitation from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, allowing businesses to take a larger interest expense deduction. This change is expected to increase our federal tax net operating loss (“NOL”) carryforwards into future years, as further described in Note 14 to the accompanying Condensed Consolidated Financial Statements.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the three months ended March 31, 2020 and 2019 was $2.321 billion and $2.354 billion, respectively. Our top ten managed care payers generated 61% of our managed care net patient service revenues for the three months ended March 31, 2020. National payers generated 44% of our managed care net patient service revenues for the three months ended March 31, 2020. The remainder comes from regional or local payers. At March 31, 2020 and December 31, 2019, 64% and 65%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at March 31, 2020, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $12 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the three months ended March 31, 2020, our commercial managed care net inpatient revenue per admission from the hospitals and related outpatient facilities in our Hospital Operations segment was approximately 96% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both March 31, 2020 and December 31, 2019, approximately 4% of our net accounts receivable for our Hospital Operations segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

    The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Estimated costs for:
Uninsured patients	$156	$158
Charity care patients	40	34
Total	$196	$192

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three months ended March 31, 2020 and 2019. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended March 31,
	2020	2019
Net operating revenues:
Hospital Operations	$3,834	$3,862
Ambulatory Care	490	480
Conifer	332	349
Inter-segment eliminations	(136)	(146)
Net operating revenues	4,520	4,545
Equity in earnings of unconsolidated affiliates	28	34
Operating expenses:
Salaries, wages and benefits	2,187	2,151
Supplies	763	741
Other operating expenses, net	1,013	1,065
Depreciation and amortization	203	208
Impairment and restructuring charges, and acquisition-related costs	55	19
Litigation and investigation costs	2	13
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(2)	1
Operating income	$327	$381

	Three Months Ended March 31,
	2020	2019
Net operating revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	0.6%	0.7%
Operating expenses:
Salaries, wages and benefits	48.4%	47.3%
Supplies	16.9%	16.3%
Other operating expenses, net	22.4%	23.4%
Depreciation and amortization	4.5%	4.6%
Impairment and restructuring charges, and acquisition-related costs	1.2%	0.4%
Litigation and investigation costs	—%	0.3%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%
Operating income	7.2%	8.4%

Total net operating revenues decreased by $25 million, or 0.6%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Hospital Operations net operating revenues net of inter-segment eliminations decreased by $18 million, or 0.5%, for the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the negative impact of the cancellation of a substantial number of elective procedures at our hospitals due to the COVID-19 pandemic. Ambulatory Care net operating revenues increased by $10 million, or 2.1%, for the three months ended March 31, 2020 compared to the prior-year period. This growth was driven by an increase in same-facility net operating revenues of $9 million and an increase from acquisitions of $6 million, partially offset by a decrease of $5 million due to the deconsolidation of a facility. Conifer net operating revenues decreased by $17 million, or 4.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $7 million, or 3.4%, for the three months ended March 31, 2020 compared to the same period in 2019. Conifer revenues from third-party customers were negatively impacted by the wind-down and termination of contracts for facilities we previously owned then divested, as well as other client terminations at the end of their contract terms.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2020 and 2019. Our same-hospital information excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended March 31,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations — Same-Hospital
Salaries, wages and benefits	$1,846	$1,796	2.8%
Supplies	651	637	2.2%
Other operating expenses	870	909	(4.3)%
Total	$3,367	$3,342	0.7%
Ambulatory Care
Salaries, wages and benefits	$162	$153	5.9%
Supplies	112	99	13.1%
Other operating expenses	86	82	4.9%
Total	$360	$334	7.8%
Conifer
Salaries, wages and benefits	$179	$185	(3.2)%
Supplies	1	1	—%
Other operating expenses	65	64	1.6%
Total	$245	$250	(2.0)%
Total
Salaries, wages and benefits	$2,187	$2,134	2.5%
Supplies	764	737	3.7%
Other operating expenses	1,021	1,055	(3.2)%
Total	$3,972	$3,926	1.2%
Rent/lease expense(1)
Hospital Operations	$65	$59	10.2%
Ambulatory Care	23	20	15.0%
Conifer	3	3	—%
Total	$91	$82	11.0%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•
Hospital Operations, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying

Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at March 31, 2020.

•	Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals.

•	Conifer, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers.

Hospital Operations Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the three months ended March 31, 2020 and 2019 and excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per adjusted patient admission and per adjusted patient day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Admissions, Patient Days and Surgeries	2020	2019	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	165,735	173,470	(4.5)%
Adjusted patient admissions(2)	290,912	305,871	(4.9)%
Paying admissions (excludes charity and uninsured)	155,820	163,632	(4.8)%
Charity and uninsured admissions	9,915	9,838	0.8%
Admissions through emergency department	122,291	125,228	(2.3)%
Paying admissions as a percentage of total admissions	94.0%	94.3%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.0%	5.7%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	73.8%	72.2%	1.6%	(1)
Surgeries — inpatient	41,962	44,553	(5.8)%
Surgeries — outpatient	53,390	57,896	(7.8)%
Total surgeries	95,352	102,449	(6.9)%
Patient days — total	810,479	815,329	(0.6)%
Adjusted patient days(2)	1,385,763	1,408,053	(1.6)%
Average length of stay (days)	4.89	4.70	4.0%
Licensed beds (at end of period)	17,219	17,221	—%
Average licensed beds	17,218	17,221	—%
Utilization of licensed beds(3)	51.7%	52.6%	(0.9)%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Outpatient Visits	2020	2019	Increase (Decrease)
Total visits	1,616,527	1,686,864	(4.2)%
Paying visits (excludes charity and uninsured)	1,499,540	1,577,635	(5.0)%
Charity and uninsured visits	116,987	109,229	7.1%
Emergency department visits	641,282	651,852	(1.6)%
Surgery visits	53,390	57,896	(7.8)%
Paying visits as a percentage of total visits	92.8%	93.5%	(0.7)%	(1)
Charity and uninsured visits as a percentage of total visits	7.2%	6.5%	0.7%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Revenues	2020	2019	Increase (Decrease)
Total segment net operating revenues(1)	$3,700	$3,690	0.3%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$3,542	$3,557	(0.4)%
Net patient service revenue per adjusted patient admission(1)(2)	$12,176	$11,629	4.7%
Net patient service revenue per adjusted patient day(1)(2)	$2,556	$2,526	1.2%

(1)	Revenues are net of implicit price concessions.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations
	Three Months Ended March 31,
Total Segment Selected Operating Expenses	2020	2019	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.9%	48.7%	1.2%	(1)
Supplies as a percentage of net operating revenues	17.6%	17.3%	0.3%	(1)
Other operating expenses as a percentage of net operating revenues	23.5%	24.6%	(1.1)%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

Revenues

Same-hospital net operating revenues increased $10 million, or 0.3%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to increased acuity and improved terms of our managed care contracts, partially offset by the negative impact of the cancellation of a substantial number of elective procedures at our hospitals due to the COVID-19 pandemic. Same-hospital admissions decreased 4.5% in the three months ended March 31, 2020 compared to the same period in 2019. Same-hospital outpatient visits decreased 4.2% in the three months ended March 31, 2020 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Medicare	$180	$189
Medicaid	64	69
Net cost report settlements receivable and valuation allowances	37	12
Managed care	1,624	1,618
Self-pay uninsured	19	25
Self-pay balance after insurance	78	76
Estimated future recoveries	163	162
Other payers	361	337
Total Hospital Operations	2,526	2,488
Ambulatory Care	195	253
Total discontinued operations	1	2
	$2,722	$2,743

When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are recognized as receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheet at March 31, 2020.

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At March 31, 2020, our Hospital Operations segment collection rate on self-pay accounts was approximately 22.5%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at March 31, 2020, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 98.1% at March 31, 2020.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.489 billion and $2.476 billion at March 31, 2020 and December 31, 2019, respectively, excluding cost report settlements receivable and valuation allowances of $37 million and $12 million, respectively, at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	89%	36%	53%	21%	48%
61-120 days	7%	26%	17%	15%	16%
121-180 days	2%	13%	10%	10%	9%
Over 180 days	2%	25%	20%	54%	27%
Total	100%	100%	100%	100%	100%

	December 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	49%	56%	21%	51%
61-120 days	5%	21%	16%	14%	15%
121-180 days	2%	10%	10%	10%	9%
Over 180 days	2%	20%	18%	55%	25%
Total	100%	100%	100%	100%	100%

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

At March 31, 2020, we had a cumulative total of patient account assignments to Conifer of $2.987 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 98% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at March 31, 2020 and December 31, 2019 by aging category:

	March 31,	December 31,
	2020	2019
0-60 days	$68	$89
61-120 days	12	11
121-180 days	4	4
Over 180 days	5	11
Total	$89	$115

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 120 basis points to 49.9% in the three months ended March 31, 2020 compared to the same period in 2019. Same-hospital net operating revenues increased 0.3% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, and same-hospital salaries, wages and benefits increased by 2.8% in the three months ended March 31, 2020 compared to the 2019 period. The change in same-hospital salaries, wages and benefits as a percentage of net operating revenues was primarily due to reduced patient volumes caused by the cancellation of a substantial number of elective procedures at our hospitals and the related increase in our patient length-of-stay due to the COVID-19 pandemic, as well as annual merit increases for certain of our employees, a greater number of employed physicians and increased health benefits costs, partially offset by decreased incentive compensation expense. Salaries, wages and benefits expense for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $7 million and $6 million, respectively.

Supplies

Same-hospital supplies expense as a percentage of net operating revenues increased by 30 basis points to 17.6% in the three months ended March 31, 2020 compared to the same period in 2019. This change was primarily due increased acuity and the increased cost of supplies due to the COVID-19 pandemic.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost reduction focus include personal protective equipment, cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses as a percentage of net operating revenues decreased by 110 basis points to 23.5% in the three months ended March 31, 2020 compared to 24.6% in the same period in 2019. Same-hospital other operating expenses decreased by $39 million, or 4.3%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The changes in other operating expenses included:

•	increased medical fees of $27 million;

•	decreased software costs of $12 million;

•	decreased consulting and legal fees of $11 million;

•	decreased malpractice expense of $39 million; and

•	decreased costs of $13 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (107 of 351 facilities at March 31, 2020), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 244 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Our Ambulatory Care segment operating income is driven by the performance of all facilities USPI operates and by USPI’s ownership interests in those facilities, but our individual revenue and expense line items contain only consolidated businesses, which represent 70% of those facilities. This translates to trends in consolidated operating income that often do not correspond with changes in consolidated revenues and expenses, which is why we disclose certain statistical and financial data on a pro forma systemwide basis that includes both consolidated and unconsolidated (equity method) facilities.

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended March 31,
Ambulatory Care Results of Operations	2020	2019	Increase (Decrease)
Net operating revenues	$490	$480	2.1%
Equity in earnings of unconsolidated affiliates	$26	$31	(16.1)%
Salaries, wages and benefits	$162	$153	5.9%
Supplies	$112	$99	13.1%
Other operating expenses, net	$86	$82	4.9%

Our Ambulatory Care net operating revenues increased by $10 million, or 2.1%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The change was driven by an increase in same-facility net operating revenues of $9 million and an increase from acquisitions of $6 million, partially offset by a decrease of $5 million due to the deconsolidation of a facility.

Salaries, wages and benefits expense increased by $9 million, or 5.9%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Salaries, wages and benefits expense was impacted by an increase in same-facility salaries, wages and benefits expense of $8 million and an increase from acquisitions of $2 million, partially offset by a decrease of $1 million due to the deconsolidation of a facility.

Supplies expense increased by $13 million, or 13.1%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The change was driven by an increase in same-facility supplies expense of $12 million and an increase from acquisitions of $2 million, partially offset by a decrease of $1 million due to the deconsolidation of a facility.

Other operating expenses increased by $4 million, or 4.9%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The change was driven by an increase in same-facility other operating expenses of $3 million and an increase from acquisitions of $2 million, partially offset by a decrease of $1 million due to the deconsolidation of a facility.

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

Ambulatory Care Facility Growth	Three Months Ended March 31, 2020
Net revenues	(1.5)%
Cases	(4.3)%
Net revenue per case	2.9%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of March 31, 2020, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Three Months Ended March 31, 2020
Facilities:
With a healthcare system partner	223
Without a healthcare system partner	128
Total facilities operated	351
Change from December 31, 2019
Acquisitions	5
De novo	2
Dispositions/Mergers	(2)
Total increase in number of facilities operated	5

During the three months ended March 31, 2020, we acquired controlling interests in one multi-specialty surgery center in each of Colorado, Tennessee and Arizona, and two in Florida. We paid cash totaling approximately $54 million for these acquisitions. All of these acquired facilities are jointly owned with local physicians, and a healthcare system partner is an owner in all of the facilities except the two facilities in Florida.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2020, we invested approximately $1 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $332 million and $349 million during the three months ended March 31, 2020 and 2019, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $7 million, or 3.4%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Conifer revenues from third-party customers were negatively impacted by the wind-down and termination of contracts for facilities we previously owned then divested, as well as other client terminations at the end of their contract terms.

Salaries, wages and benefits expense for Conifer decreased $6 million, or 3.2%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact of previously announced workforce reductions as part of our enterprise-wide cost reduction initiatives.

Other operating expenses for Conifer increased $1 million, or 1.6%, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Agreements document the current terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer; however, execution of a restructured services agreement between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s contract with Tenet represented 41.0% of the net operating revenues Conifer recognized in the three months ended March 31, 2020.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended March 31, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $54 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $10 million of employee severance costs, $15 million related to our Global Business Center in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $1 million of contract and lease termination fees, and $5 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended March 31, 2020 were comprised of $18 million from our Hospital Operations segment, $24 million from our Ambulatory Care segment and $13 million from our Conifer segment.

During the three months ended March 31, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $19 million, consisting of $1 million of impairment charges, $16 million of restructuring charges and $2 million of acquisition-related costs. Restructuring charges consisted of $7 million of employee severance costs, $1 million of contract and lease termination fees, and $8 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended March 31, 2019 were comprised of $10 million from our Hospital Operations segment, $3 million from our Ambulatory Care segment and $6 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended March 31, 2020 and 2019 were $2 million and $13 million, respectively.

Net Gains (Losses) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended March 31, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $2 million, primarily comprised of gains of $11 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by $6 million of post-closing adjustments on the sale of three of our hospitals in the Chicago-area and $3 million of post-closing adjustments on the sale of MacNeal Hospital.

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

Interest Expense

Interest expense for the three months ended March 31, 2020 was $243 million compared to $251 million for the same period in 2019.

Loss From Early Extinguishment of Debt

Loss from early extinguishment of debt was $47 million for the three months ended March 31, 2019. The loss in the 2019 period was due to the debt transactions described in Note 8 to the Consolidated Financial Statements in our Annual Report.

Income Tax Expense

During the three months ended March 31, 2020, we recorded an income tax benefit of $75 million in continuing operations on pre-tax income of $85 million compared to income tax expense of $20 million on pre-tax income of $84 million during the three months ended March 31, 2019. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended March 31,
	2020	2019
Tax expense at statutory federal rate of 21%	$18	$18
State income taxes, net of federal income tax benefit	5	3
Tax attributable to noncontrolling interests	(14)	(17)
Nontaxable gains	3	(1)
Stock-based compensation	—	(1)
Change in valuation allowance	(90)	24
Other items	3	(6)
Income tax expense (benefit)	$(75)	$20

As a result of the change in the business interest expense disallowance rules, as discussed in Note 14 to the accompanying Condensed Consolidated Financial Statements, we recorded an income tax benefit of $91 million to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $66 million for the three months ended March 31, 2020 compared to $84 million for the three months ended March 31, 2019. Net income available (loss attributable) to noncontrolling interests for the three months ended March 31, 2020 was comprised of $(7) million related to our Hospital Operations segment, $57 million related to our Ambulatory Care segment and $16 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $1 million related to the minority interests in USPI.

ADDITIONAL SUPPLEMENTAL NON-GAAP DISCLOSURES

The financial information provided throughout this report including our Condensed Consolidated Financial Statements and the notes thereto has been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, we use certain non-GAAP financial measures defined below in communications with investors, analysts, rating agencies, banks and others to assist such parties in understanding the impact of various items on our financial statements, some of which are recurring or involve cash payments. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. In addition, we use these measures to define certain performance targets under our compensation programs.

“Adjusted EBITDA” is a non-GAAP measure defined by the Company as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net income available (loss attributable) to noncontrolling interests, (3) income (loss) from discontinued operations, net of tax, (4) income tax benefit (expense), (5) gain (loss) from early extinguishment of debt, (6) other non-operating income (expense), net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses (i.e., our health plan businesses). Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

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

The following table shows the reconciliation of Adjusted EBITDA to net income available (loss attributable) to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,

	2020	2019
Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders	$93	$(12)
Less: Net income available to noncontrolling interests	(66)	(84)
Income (loss) from discontinued operations, net of tax	(1)	8
Income from continuing operations	160	64
Income tax benefit (expense)	75	(20)
Loss from early extinguishment of debt	—	(47)
Other non-operating income, net	1	1
Interest expense	(243)	(251)
Operating income	327	381
Litigation and investigation costs	(2)	(13)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	2	(1)
Impairment and restructuring charges, and acquisition-related costs	(55)	(19)
Depreciation and amortization	(203)	(208)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	—	(1)
Adjusted EBITDA	$585	$623

Net operating revenues	$4,520	$4,545

Net income available (loss attributable) to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.1%	(0.3)%

Adjusted EBITDA as % of net operating revenues (Adjusted EBITDA margin)	12.9%	13.7%

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long-term debt transactions disclosed in Notes 1 and 19, respectively, to our accompanying Condensed Consolidated Financial Statements.

At March 31, 2020, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 5.44x. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may issue equity or convertible securities, and we may seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $182 million and $192 million in the three months ended March 31, 2020 and 2019, respectively. We have reduced our planned capital expenditures for 2020 by approximately 40%. We now anticipate that our capital expenditures for continuing operations for the year ending December 31, 2020 will total approximately $400 million to $450 million, including $136 million that was accrued as a liability at December 31, 2019.

Interest payments, net of capitalized interest, were $172 million and $158 million in the three months ended March 31, 2020 and 2019, respectively.

Income tax payments, net of tax refunds, were $3 million in the three months ended March 31, 2020 compared to income tax refunds, net of tax payments, of $9 million in the three months ended March 31, 2019.

SOURCES AND USES OF CASH

Our liquidity for the three months ended March 31, 2020 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had $613 million of cash and cash equivalents on hand at March 31, 2020 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $999 million based on our borrowing base calculation at March 31, 2020.

Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $129 million in the three months ended March 31, 2020 compared to $10 million in the three months ended March 31, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•	$74 million less cash used in the 2020 period for the annual 401(k) match funding;

•	An increase of $36 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•	The timing of other working capital items.

Net cash used in investing activities was $204 million for the three months ended March 31, 2020 compared to $139 million for the three months ended March 31, 2019. The 2020 amount included $53 million of additional investments for purchases of businesses or joint venture interests compared to the 2019 period. The 2019 period included proceeds from sales of facilities and other assets of $41 million due to the sale of three hospitals and hospital-affiliated operations in the Chicago area. Capital expenditures were $182 million and $192 million in the three months ended March 31, 2020 and 2019, respectively.

Net cash provided by financing activities was $426 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $30 million for the three months ended March 31, 2019. The 2020 amount included net borrowings under our credit facility of $500 million described in Note 6 to our accompanying Condensed Consolidated Financial Statements. The 2019 amount included proceeds from the issuance of $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes due 2027, as well as the payments for our purchases of $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020, $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due 2019. The 2019 amount also included net borrowings under our credit facility of $190 million.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement.We have a senior secured revolving credit facility that, at March 31, 2020, provided for revolving loans in an aggregate principal amount of up to $1.5 billion with a $200 million subfacility for standby letters of credit. At March 31, 2020, we had $500 million of cash borrowings outstanding under the revolving credit facility subject to a weighted average interest rate of 1.894%, and we had $1 million of standby letters of credit outstanding. Based on our eligible receivables, $999 million was available for borrowing under the revolving credit facility at March 31, 2020. At March 31, 2020, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

On April 24, 2020, we amended our credit agreement (as amended, the “Credit Agreement”) to, among other things, (i) increase the aggregate revolving credit commitments from $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days. For additional information regarding the Credit Agreement, see Note 6 to the accompanying Condensed Consolidated Financial Statements.

Letter of Credit Facility. In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At March 31, 2020, we were in compliance with all covenants and conditions in our LC Facility. At March 31, 2020, we had $91 million of standby letters of credit outstanding under the LC Facility.

Sale of Senior Secured First Lien Notes. On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes were used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements included in our Annual Report.

LIQUIDITY

Broad economic factors resulting from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic. In April 2020, we sold $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes, a portion of the proceeds of which were used to repay borrowings outstanding under our Credit Agreement. In addition, we amended our Credit Agreement in April 2020 to increase our borrowing availability and make certain changes with respect to the calculation of our borrowing base. We also reduced our planned capital expenditures for 2020 by approximately 40%. Furthermore, we have furloughed some employees, and we have deferred certain operating expenses that are not expected to impact our response to COVID-19. We are also reducing variable costs across the enterprise as a result of softening patient volumes. We believe these actions, together with government relief programs intended to mitigate increases in expenses and lost revenue attributable to the COVID-19 pandemic, will help us to continue operating during these uncertain times. As more fully described under “Sources of Revenue for Our Hospital Operations Segment – Government Programs” above:

•
The Medicare Fee-for-Service accelerated and advanced payment program has been expanded. Our hospitals, ambulatory surgery centers, physician practices and other outpatient facilities received approximately $1.500 billion of accelerated payments under this program in April 2020.

•
Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $250 million of taxes in 2020 pursuant to this CARES Act provision.

•
$100 billion has been authorized under the CARES Act for the PHSS Emergency Fund, which is intended to support healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic and to ensure uninsured Americans can get testing and treatment for COVID-19, with $50 billion allocated for general distribution to certain eligible healthcare providers. Based on our share of total Medicare FFS reimbursements in 2019, we received PHSS Emergency Fund payments of approximately $225 million in mid-April 2020. Based on our share of 2018 net patient revenue, we estimate we will receive additional payments of approximately $145 million. As a result, we estimate we will receive total payments of approximately $370 million from the total $50 billion general distribution to eligible healthcare providers. Payments from the PHSS Emergency Fund are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving PHSS Emergency Fund payments, providers must submit sufficient documentation demonstrating that the funds are being used for healthcare-related expenses or lost revenue attributable to the COVID-19 pandemic. In addition, providers must agree to certain terms and conditions.

•
Effective May 1, 2020, the annual 2% sequestration revenue reduction in Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers will be suspended for the rest of CY 2020. The projected impact of this change on our operations is an increase of approximately $67 million of revenues in 2020, which is not subject to repayment.

•
The scheduled reduction of $4 billion in Medicaid DSH payments in FFY 2020, as mandated by the Affordable Care Act, will be suspended until December 1, 2020. The projected impact of this change on our operations is an increase of approximately $60 million in revenues in 2020, which is not subject to repayment.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments. Cash flows from operating activities in the first quarter of the calendar year are usually lower than in subsequent quarters of the year, primarily due to the timing of certain working capital requirements during the first quarter, including our annual 401(k) matching contributions and annual incentive compensation payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by government relief packages and our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements, and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section and other sections of this report and in our Annual Report, including any costs associated with legal proceedings and government investigations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $192 million of standby letters of credit outstanding and guarantees at March 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at March 31, 2020. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$165	$120	$2,858	$1,904	$2,488	$7,389	$14,924	$14,190
Average effective interest rates	4.7%	5.2%	8.6%	7.4%	4.9%	5.8%	6.3%

Variable rate long-term debt	$—	$—	$—	$—	$500	$—	$500	$500
Average effective interest rates	—	—	—	—	1.9%	—	1.9%

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), except that the following risk factor has been updated to reflect the heightened impact in the United States of the novel coronavirus (“COVID-19”) pandemic since we filed our Annual Report.

The COVID-19 pandemic is significantly affecting our operations and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant period of time.

The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and operating revenues that is ongoing. Known and unknown risks and uncertainties caused by the COVID-19 pandemic, including those described below, are having, and will likely continue to have, a material impact on our business, financial condition, results of operations and cash flows. Because the ultimate extent and scope of the COVID-19 pandemic is unknown, the risks and uncertainties described in our Annual Report may also be heightened.

We have taken measures within the communities we serve, both voluntarily and in accordance with governmental mandates, to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will have an adverse impact on our business and financial results that we are not currently able to fully quantify. We have cancelled a substantial number of elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, have also reduced the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. As states and localities stabilize and restrictive measures are lifted, we will begin to re-open our closed facilities and offer more non-emergent, non-COVID-19 healthcare services, including surgeries and other procedures, chronic disease management and, ultimately, preventative care, throughout our network in accordance with guidelines from the Centers for Medicare and Medicaid Services and other agencies. Given the geographic diversity of our operations, we expect some localities to be open more quickly than others, and we cannot predict when all of our facilities will be fully operational. Moreover, if an area in which we operate experiences a surge in COVID-19 cases, we may be forced to reduce services once more. Any federal, state or local law, regulation, order or other action imposing direct or indirect restrictions on our business due to the COVID-19 pandemic or otherwise may have an adverse impact on our financial condition, results of operations and cash flows.

We are treating patients with COVID-19 in our hospitals and, in some areas, the increased demand for care is putting a strain on our resources and staff, which may cause some of our hospitals to reduce their operating capacity. In addition, even with appropriate protective measures, exposure to COVID-19 increases the risk that physicians, nurses and others in our hospitals may contract the virus, which could further limit our ability to treat all patients who seek care. If conditions worsen, some of our hospitals may experience workforce disruptions. Furthermore, we may be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We are also experiencing supply chain disruptions, including shortages, delays and significant price increases in medical supplies, particularly personal protective equipment. These shortages and delays may impact our ability to see, admit and treat patients.

Broad economic factors resulting from the COVID-19 pandemic, including increasing unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted. We may be required to engage in capital markets and other financing activities to remain operational. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

ITEM 6. EXHIBITS

Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirty-Fourth Supplemental Indenture, dated as of April 7, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.500% Senior Secured First Lien Notes Due 2025 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed April 7, 2020)

(10)	Material Contracts

(a)
Amendment No. 5, dated as of April 24, 2020, to that certain Amended and Restated Credit Agreement, dated as of October 19, 2010, among the Registrant, the lenders and issuers party thereto and Citicorp USA, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 27, 2020)

(b)
Amendment No. 4, dated as of March 19, 2020, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among the Registrant, the LC participants and issuers party thereto and Barclays Bank PLC, as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 24, 2020)

(c)
Exchange and Registration Rights Agreement, dated as of April 7, 2020, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed April 7, 2020)

(d) Amendment No. 2 to Employment Agreement, dated as of February 26, 2020 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 28, 2020)*

(e) Letter from the Registrant to Paola Arbour, dated May 3, 2018*

(18)	Letter from Deloitte & Touche LLP Regarding Change in Accounting Principle

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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (included in Exhibit 101)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: May 4, 2020	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)