Form 10-Q
period 2020-06-30
TENET HEALTHCARE CORP
filed 2020-08-03
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At July 30, 2020, there were 105,389,222 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,514	$262
Accounts receivable	2,435	2,743
Inventories of supplies, at cost	337	310
Income tax receivable	18	10
Assets held for sale	378	387
Other current assets	1,265	1,369
Total current assets	7,947	5,081
Investments and other assets	2,464	2,369
Deferred income taxes	232	183
Property and equipment, at cost, less accumulated depreciation and amortization ($5,759 at June 30, 2020 and $5,498 at December 31, 2019)	6,703	6,878
Goodwill	7,301	7,252
Other intangible assets, at cost, less accumulated amortization ($1,163 at June 30, 2020 and $1,092 at December 31, 2019)	1,603	1,602
Total assets	$26,250	$23,365
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$160	$171
Accounts payable	1,018	1,204
Accrued compensation and benefits	699	877
Professional and general liability reserves	292	330
Accrued interest payable	257	245
Liabilities held for sale	93	44
Contract liabilities	1,496	61
Other current liabilities	1,570	1,273
Total current liabilities	5,585	4,205
Long-term debt, net of current portion	15,728	14,580
Professional and general liability reserves	649	635
Defined benefit plan obligations	541	560
Deferred income taxes	27	27
Other long-term liabilities	1,526	1,415
Total liabilities	24,056	21,422
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,561	1,506
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 153,242,552 shares issued at June 30, 2020 and 152,540,815 shares issued at December 31, 2019	7	7
Additional paid-in capital	4,751	4,760
Accumulated other comprehensive loss	(255)	(257)
Accumulated deficit	(2,346)	(2,513)
Common stock in treasury, at cost, 48,341,041 shares at June 30, 2020 and 48,344,195 shares at December 31, 2019	(2,414)	(2,414)
Total shareholders’ deficit	(257)	(417)
Noncontrolling interests	890	854
Total equity	633	437
Total liabilities and equity	$26,250	$23,365

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating revenues	$3,648	$4,560	$8,168	$9,105
Grant income	511	—	511	—
Equity in earnings of unconsolidated affiliates	31	42	59	76
Operating expenses:
Salaries, wages and benefits	1,864	2,145	4,051	4,296
Supplies	611	753	1,374	1,494
Other operating expenses, net	983	1,035	1,996	2,100
Depreciation and amortization	206	214	409	422
Impairment and restructuring charges, and acquisition-related costs	54	36	109	55
Litigation and investigation costs	2	18	4	31
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(1)	1	(3)	2
Operating income	471	400	798	781
Interest expense	(255)	(247)	(498)	(498)
Other non-operating income (expense), net	2	(1)	3	—
Loss from early extinguishment of debt	(4)	—	(4)	(47)
Income from continuing operations, before income taxes	214	152	299	236
Income tax benefit (expense)	(45)	(33)	30	(53)
Income from continuing operations, before discontinued operations	169	119	329	183
Discontinued operations:
Income (loss) from operations	—	2	(1)	12
Income tax expense	—	—	—	(2)
Income (loss) from discontinued operations	—	2	(1)	10
Net income	169	121	328	193
Less: Net income available to noncontrolling interests	81	95	147	179
Net income available to Tenet Healthcare Corporation common shareholders	$88	$26	$181	$14
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Income from continuing operations, net of tax	$88	$24	$182	$4
Income (loss) from discontinued operations, net of tax	—	2	(1)	10
Net income available to Tenet Healthcare Corporation common shareholders	$88	$26	$181	$14
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$0.84	$0.23	$1.74	$0.04
Discontinued operations	—	0.02	(0.01)	0.10
	$0.84	$0.25	$1.73	$0.14
Diluted
Continuing operations	$0.83	$0.23	$1.72	$0.04
Discontinued operations	—	0.02	(0.01)	0.10
	$0.83	$0.25	$1.71	$0.14
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	104,794	103,198	104,574	102,993
Diluted	105,578	104,629	105,656	104,585

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$169	$121	$328	$193
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	2	3	4	6
Unrealized gains on debt securities held as available-for-sale	—	—	1	—
Other comprehensive income before income taxes	2	3	5	6
Income tax expense related to items of other comprehensive income	(1)	(1)	(3)	(2)
Total other comprehensive income, net of tax	1	2	2	4
Comprehensive net income	170	123	330	197
Less: Comprehensive income attributable to noncontrolling interests	81	95	147	179
Comprehensive income available to Tenet Healthcare Corporation common shareholders	$89	$28	$183	$18

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net income	$328	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409	422
Deferred income tax (benefit) expense	(49)	48
Stock-based compensation expense	27	23
Impairment and restructuring charges, and acquisition-related costs	109	55
Litigation and investigation costs	4	31
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(3)	2
Loss from early extinguishment of debt	4	47
Equity in earnings of unconsolidated affiliates, net of distributions received	(39)	(2)
Amortization of debt discount and debt issuance costs	20	21
Pre-tax loss (income) from discontinued operations	1	(12)
Other items, net	(3)	(10)
Changes in cash from operating assets and liabilities:
Accounts receivable	317	(138)
Inventories and other current assets	44	(64)
Income taxes	14	(2)
Accounts payable, accrued expenses and other current liabilities	1,209	(239)
Other long-term liabilities	90	4
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(114)	(80)
Net cash used in operating activities from discontinued operations, excluding income taxes	—	(5)
Net cash provided by operating activities	2,368	294
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(288)	(336)
Purchases of businesses or joint venture interests, net of cash acquired	(56)	(13)
Proceeds from sales of facilities and other assets — continuing operations	12	40
Proceeds from sales of facilities and other assets — discontinued operations	—	17
Proceeds from sales of marketable securities, long-term investments and other assets	35	9
Purchases of marketable securities and equity investments	(10)	(14)
Other long-term assets	—	(4)
Other items, net	18	(2)
Net cash used in investing activities	(289)	(303)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(740)	(1,095)
Proceeds from borrowings under credit facility	740	1,285
Repayments of other borrowings	(229)	(1,668)
Proceeds from other borrowings	1,312	1,516
Debt issuance costs	(22)	(18)
Distributions paid to noncontrolling interests	(100)	(144)
Proceeds from sale of noncontrolling interests	5	9
Purchases of noncontrolling interests	—	(6)
Proceeds from exercise of stock options and employee stock purchase plan	5	3
Other items, net	202	(35)
Net cash provided by (used in) financing activities	1,173	(153)
Net increase (decrease) in cash and cash equivalents	3,252	(162)
Cash and cash equivalents at beginning of period	262	411
Cash and cash equivalents at end of period	$3,514	$249
Supplemental disclosures:
Interest paid, net of capitalized interest	$(465)	$(484)
Income tax payments, net	$(5)	$(13)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

        Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at June 30, 2020 we operated 65 hospitals and approximately 510 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers.

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

        Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Balance Sheets, contract liabilities, primarily related to Medicare advance payments we received, are now presented separately due to the fact that the balances have increased substantially. In the accompanying Condensed Consolidated Statements of Operations, electronic health record incentives have been reclassified to other operating expenses, net, as they are no longer significant enough to present separately. In the accompanying Condensed Consolidated Statements of Cash Flows, purchases of marketable securities have been reclassified from other items, net within cash flows from investing activities to purchases of marketable securities and equity investments. Additionally, our financial statements and corresponding footnotes for prior periods have been recast to reflect retrospective application of the change in accounting principle discussed in the Professional and General Liability Reserves section of this note.

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

        Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

        Accordingly, our financial statements and corresponding footnotes for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as an increase of $44 million to accumulated deficit as of January 1, 2017. This change increased our accumulated deficit by $46 million, $47 million and $63 million at December 31, 2019, June 30, 2019 and December 31, 2018, respectively.
        The following tables present the effects of the change in accounting principle to our financial statements:

Condensed Consolidated Balance Sheet:

	As Reported	Effect of Change in Accounting Principle	As Adjusted
At December 31, 2019:
Deferred income taxes	$169	$14	$183
Professional and general liability reserves	$585	$50	$635
Other long-term liabilities	$1,405	$10	$1,415
Accumulated deficit	$(2,467)	$(46)	$(2,513)

Condensed Consolidated Statements of Operations (in millions, except for per-share amounts):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Salaries, wages and benefits	$1,864	$—	$1,864	$4,058	$(7)	$4,051
Other operating expenses, net	$983	$—	$983	$2,030	$(34)	$1,996
Operating income	$471	$—	$471	$757	$41	$798
Income tax benefit (expense)	$(45)	$—	$(45)	$40	$(10)	$30
Net income	$169	$—	$169	$297	$31	$328
Net income from continuing operations available to Tenet Healthcare Corporation common shareholders	$88	$—	$88	$151	$31	$182
Earnings per share available to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$0.84	$—	$0.84	$1.44	$0.30	$1.74
Diluted	$0.83	$—	$0.83	$1.43	$0.29	$1.72

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Reported	Effect of Change in Accounting Principle	As Adjusted	As Reported	Effect of Change in Accounting Principle	As Adjusted
Salaries, wages and benefits	$2,148	$(3)	$2,145	$4,301	$(5)	$4,296
Other operating expenses, net	$1,044	$(9)	$1,035	$2,117	$(17)	$2,100
Operating income	$388	$12	$400	$759	$22	$781
Income tax expense	$(30)	$(3)	$(33)	$(47)	$(6)	$(53)
Net income	$112	$9	$121	$177	$16	$193
Net income (loss) from continuing operations available (attributable) to Tenet Healthcare Corporation common shareholders	$15	$9	$24	$(12)	$16	$4
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$0.15	$0.08	$0.23	$(0.12)	$0.16	$0.04
Diluted	$0.14	$0.09	$0.23	$(0.12)	$0.16	$0.04

Condensed Consolidated Statements of Cash Flows:

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Six Months Ended June 30, 2020:
Net income	$297	$31	$328
Deferred income tax (benefit) expense	$(59)	$10	$(49)
Accounts payable, accrued expenses and other current liabilities	$1,250	$(41)	$1,209
Net cash provided by operating activities	$2,368	$—	$2,368

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Six Months Ended June 30, 2019:
Net income	$177	$16	$193
Deferred income tax expense	$42	$6	$48
Accounts payable, accrued expenses and other current liabilities	$(217)	$(22)	$(239)
Net cash provided by operating activities	$294	$—	$294

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

Grant Income

Additional funding for the Public Health and Social Services Emergency Fund (“Relief Fund”) was among the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and other legislation. In the three months ended June 30, 2020, we received cash payments of $712 million, and our Hospital Operations and Ambulatory Care segments recognized $474 million and $49 million, respectively, of income due to grants from the Relief Fund and state grant programs, which is reported as grant income in our Condensed Consolidated Statements of Operations at June 30, 2020, except for $12 million for our Ambulatory Care segment that is included in equity in earnings of unconsolidated affiliates. We have deferred $163 million of payments, which amount is recorded in other current liabilities on our Condensed Consolidated Balance Sheet at June 30, 2020. Payments from the Relief Fund are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost operating revenues and COVID-related costs, and that the providers will not seek collection of out-of-pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID-19 activities at individual locations, as well as the evolving grant compliance guidance provided by the government.

Cash and Cash Equivalents

        We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $3.514 billion and $262 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, our book overdrafts were $160 million and $246 million, respectively, which were classified as accounts payable.

        At both June 30, 2020 and December 31, 2019, $176 million of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. At June 30, 2020 and December 31, 2019, $1 million and $2 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

        Also at June 30, 2020 and December 31, 2019, we had $45 million and $136 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $32 million and $119 million, respectively, were included in accounts payable.

        During the six months ended June 30, 2020 and 2019, we recorded non-cancellable finance leases of $43 million and $58 million, respectively, and non-cancellable operating leases of $88 million and $139 million, respectively.

Other Intangible Assets

        The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At June 30, 2020:
Capitalized software costs	$1,681	$(977)	$704
Trade names	102	—	102
Contracts	875	(103)	772
Other	108	(83)	25
Total	$2,766	$(1,163)	$1,603

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2019:
Capitalized software costs	$1,616	$(912)	$704
Trade names	102	—	102
Contracts	869	(94)	775
Other	107	(86)	21
Total	$2,694	$(1,092)	$1,602

        Estimated future amortization of intangibles with finite useful lives at June 30, 2020 is as follows:

		Six Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Amortization of intangible assets	$922	$87	$132	$118	$106	$88	$391

        We recognized amortization expense of $79 million and $90 million in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019, respectively.

Investments in Unconsolidated Affiliates

        We control 243 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (107 of 350 at June 30, 2020), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. In the three months ended June 30, 2020, equity in earnings of unconsolidated affiliates benefited from $12 million due to Relief Fund grants recognized by our Ambulatory Care segment's unconsolidated affiliates. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating revenues	$468	$619	$1,034	$1,187
Net income	$138	$141	$247	$291
Net income available to the investees	$83	$87	$152	$193

NOTE 2. ACCOUNTS RECEIVABLE

        The principal components of accounts receivable are shown in the table below:

	June 30, 2020	December 31, 2019
Continuing operations:
Patient accounts receivable	$2,231	$2,567
Estimated future recoveries	163	162
Net cost reports and settlements receivable and valuation allowances	40	12
	2,434	2,741
Discontinued operations	1	2
Accounts receivable, net	$2,435	$2,743

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

We had $239 million and $277 million of receivables recorded in other current assets and investments and other assets, respectively, and $95 million and $87 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at June 30, 2020 related to California’s provider fee program. We had $316 million and $213 million of receivables recorded in other current assets and investments and other assets, respectively, and $115 million and $57 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2019 related to California’s provider fee program.

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

        The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Estimated costs for:
Uninsured patients	$145	$164	$301	$322
Charity care patients	43	41	83	75
Total	$188	$205	$384	$397

NOTE 3. CONTRACT BALANCES

Hospital Operations Segment

        Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for Medicare services provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly to mitigate shortfalls due to delays in non-essential procedures, as well as staffing and billing disruptions. In the three months ended June 30, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following expansion of the program under the CARES Act. These advance payments are recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2020, except for $49 million related to our hospitals and other operations in the Memphis area, which payments are recorded as liabilities held for sale.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment are as follows:

		Contract Liability –
		Current
	Contract Assets	Advances from Medicare
December 31, 2019	$170	$—
June 30, 2020	176	1,266
Increase/(decrease)	$6	$1,266

December 31, 2018	$169	$—
June 30, 2019	160	—
Increase/(decrease)	$(9)	$—

         Approximately 85% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

Ambulatory Care Segment

In the three months ended June 30, 2020, our Ambulatory Care segment also received advance payments from the Medicare accelerated payment program following expansion of the program under the CARES Act. The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

Contract Liability –
Current
Advances from Medicare
December 31, 2019	$—
June 30, 2020	167
Increase/(decrease)	$167

December 31, 2018	$—
June 30, 2019	—
Increase/(decrease)	$—

Conifer Segment

        Conifer enters into contracts with customers to provide revenue cycle management and other services, such as value-based care, consulting and project services. The payment terms and conditions in our customer contracts vary. In some cases, customers are invoiced in advance and (for other than fixed-price fee arrangements) a true-up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by the customers, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the customer) or deferred revenue (customer payment precedes Conifer service performance). In the following table, customers that prepay prior to obtaining control/benefit of the service are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the customer has obtained control/benefit of services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the service is performed.

        The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2019	$26	$11	$61	$18
June 30, 2020	28	12	63	17
Increase/(decrease)	$2	$1	$2	$(1)

December 31, 2018	$42	$11	$61	$20
June 30, 2019	96	15	67	19
Increase/(decrease)	$54	$4	$6	$(1)
        The difference between the opening and closing balances of Conifer’s contract assets and contract liabilities are primarily related to prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are typically not distinct and are, therefore, recognized over the performance obligation period to which they relate. Our Conifer segment’s receivables and contract assets are reported as part of other current assets in our accompanying Condensed Consolidated Balance Sheets, and our Conifer segment’s current and long-term contract liabilities are reported as part of contract liabilities and other long-term liabilities, respectively, in our accompanying Condensed Consolidated Balance Sheets.

        The amount of revenue Conifer recognized in both of the six month periods ended June 30, 2020 and 2019 that was included in the opening current deferred revenue liability was $56 million. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up-front integration services that are recognized over the services period.

Contract Costs

        We have elected to apply the practical expedient provided by FASB Accounting Standards Codification (“ASC”) 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. In both of the three month periods ended June 30, 2020 and 2019, we recognized amortization expense of $1 million. In both of the six month periods ended June 30, 2020 and 2019, we recognized amortization expense of $2 million. At both June 30, 2020 and December 31, 2019, the unamortized customer contract costs were $25 million, and are presented as investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

        In the three months ended December 31, 2019, two of our hospitals and other operations in the Memphis area met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $378 million as “assets held for sale” in current assets and the related liabilities of $93 million as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at June 30, 2020.

        Assets and liabilities classified as held for sale at June 30, 2020 were comprised of the following:

Accounts receivable	$91
Other current assets	25
Investments and other long-term assets	8
Property and equipment	190
Other intangible assets	22
Goodwill	42
Contract liabilities	(49)
Other current liabilities	(35)
Long-term liabilities	(9)
Net assets held for sale	$285

        The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago area (includes a $5 million loss and a $6 million loss on sale in the 2020 and 2019 periods, respectively)	$1	$1	$(2)	$(11)
Total	$1	$1	$(2)	$(11)

Significant planned divestitures classified as held for sale:
Income from continuing operations, before income taxes
Memphis area	$23	$3	$28	$5
Total	$23	$3	$28	$5
NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

        During the six months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $109 million, consisting of $5 million of impairment charges, $103 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $37 million of employee severance costs, $25 million related to our Global Business Center in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $1 million of contract and lease termination fees, and $17 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment charges for the six months ended June 30, 2020 were comprised of $5 million from our Ambulatory Care segment.

        During the six months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $5 million of impairment charges, $47 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $18 million of employee severance costs, $2 million of contract and lease termination fees, and $27 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs. Our impairment charges for the six months ended June 30, 2019 were comprised of $4 million from our Hospital Operations segment and $1 million from our Ambulatory Care segment.

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

        At June 30, 2020, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LONG-TERM DEBT

        The table below shows our long-term debt at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Senior unsecured notes:
8.125% due 2022	$2,665	$2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
7.500% due 2025	700	—
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	—
Senior secured second lien notes:
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	1,500
Finance leases and mortgage notes	417	445
Unamortized issue costs and note discounts	(186)	(186)
Total long-term debt	15,888	14,751
Less current portion	160	171
Long-term debt, net of current portion	$15,728	$14,580
Senior Unsecured and Senior Secured Notes

In June 2020, we purchased approximately $135 million aggregate principal amount of our 8.125% senior unsecured notes due 2022 for approximately $142 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $8 million in the three months ended June 30, 2020, primarily related to the write-off of associated unamortized issuance costs and the difference between the purchase price and the par value of the notes.

On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020.

        On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

Credit Agreement

         We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.9 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days (the “incremental period”). At June 30, 2020, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.757 billion was available for borrowing under the revolving credit facility at June 30, 2020.

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

        Outstanding revolving loans accrued interest during a one-month initial period at the rate of either (i) a base rate plus a margin of 0.75% per annum or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum. Thereafter, outstanding revolving loans accrue interest at either (i) a base rate plus a margin ranging from 0.50% to 1.00% per annum during the incremental period and 0.25% to 0.75% per annum thereafter, or (ii) LIBOR plus a margin ranging from 1.50% to 2.00% per annum during the incremental period and 1.25% to 1.75% per annum thereafter, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts.

Letter of Credit Facility

        In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to increase the maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin equal to 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At June 30, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

        At June 30, 2020, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $175 million. We had a total liability of $141 million recorded for these guarantees included in other current liabilities at June 30, 2020.

        At June 30, 2020, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $24 million. Of the total, $10 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at June 30, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

        In recent years, we have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future, and the fair value of the restricted stock unit is based on our share price on the grant date. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, we grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. At June 30, 2020, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 6.0 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units.

        The accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 include $27 million and $23 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

        The following table summarizes stock option activity during the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(108,488)	19.13
Outstanding at June 30, 2020	1,852,504	$20.31	$1	5.8 years
Vested and expected to vest at June 30, 2020	1,852,504	$20.31	$1	5.8 years
Exercisable at June 30, 2020	1,161,635	$18.30	$1	4.9 years

        There were 108,488 and 76,159 stock options exercised during the six months ended June 30, 2020 and 2019, respectively, with aggregate intrinsic values of less than $1 million and $1 million, respectively.

        At June 30, 2020, there were $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

        The following table summarizes information about our outstanding stock options at June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	1,119,968	5.0 years	$18.06	1,119,968	$18.06
$19.76 to $35.430	732,536	7.0 years	23.75	41,667	24.83
	1,852,504	5.8 years	$20.31	1,161,635	$18.30

Restricted Stock Units

        The following table summarizes restricted stock unit activity during the six months ended June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,574,325	28.24
Vested	(598,037)	25.20
Forfeited	(40,721)	26.72
Unvested at June 30, 2020	2,399,066	$27.10

        In the six months ended June 30, 2020, we granted an aggregate of 1,574,325 restricted stock units. Of these, 517,398 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four-year period from the grant date, and 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date. In addition, we granted 409,485 performance-based restricted stock units; the vesting of these restricted stock units is contingent on our achievement of specified performance goals for the years 2020 to 2022. Provided the goals are achieved, the performance-based restricted stock units will vest and settle on the third anniversary of the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 409,485 units granted, depending on our level of achievement with respect to the performance goals. In addition to the 104,167 time-vested restricted stock units mentioned above, we also granted 80,128 performance-based restricted stock units to a Conifer senior officer; the vesting of these restricted stock units is contingent on Conifer’s achievement of specified performance goals for each of the years 2020 to 2023. Provided the goals are achieved, the performance-based restricted stock units will vest and settle ratably over the four-year period from the grant date. The actual number of performance-based restricted stock units that could vest will range from 0% to 200% of the 80,128 units granted, depending on Conifer’s level of achievement with respect to the performance goals. In addition, in May 2020, we made an annual grant of 103,434 restricted stock units to our non-employee directors for the 2020-2021 board service year, which units vested immediately and will settle in shares of our common stock on the third anniversary of the date of the grant.

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

        At June 30, 2020, there were $43 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 2.1 years.

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

Employee Retirement Plans

        In the six months ended June 30, 2020 and 2019, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $4 million and $11 million, respectively, in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Changes in Shareholders’ Equity

        The following tables show the changes in consolidated equity during the six months ended June 30, 2020 and 2019 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503
Net income	—	—	—	—	88	—	35	123
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	(2)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Stock-based compensation expense, tax benefit and issuance of common stock	374	—	16	—	—	—	—	16
Balances at June 30, 2020	104,902	$7	$4,751	$(255)	$(2,346)	$(2,414)	$890	$633

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,299)	$(2,414)	$806	$624
Net income (loss)	—	—	—	—	(12)	—	37	25
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,310)	$(2,414)	$808	$618
Net income	—	—	—	—	26	—	47	73
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests	—	—	—	—	—	—	5	5
Stock-based compensation expense, tax benefit and issuance of common stock	256	—	11	—	—	—	—	11
Balances at June 30, 2019	103,336	$7	$4,755	$(219)	$(2,284)	$(2,414)	$825	$670

Our noncontrolling interests balances at June 30, 2020 and December 31, 2019 were comprised of $116 million and $114 million, respectively, from our Hospital Operations segment, and $774 million and $740 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the six months ended June 30, 2020 and 2019 in the table above were comprised of $5 million and $7 million, respectively, from our Hospital Operations segment, and $62 million and $77 million, respectively, from our Ambulatory Care segment.

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

        The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities
Medicare	$597	$721	$1,302	$1,479
Medicaid	259	316	540	630
Managed care	1,824	2,330	4,145	4,684
Uninsured	22	11	62	12
Indemnity and other	127	169	320	324
Total	2,829	3,547	6,369	7,129
Other revenues(1)	259	280	553	560
Hospital Operations total prior to inter-segment eliminations	3,088	3,827	6,922	7,689
Ambulatory Care	368	524	858	1,004
Conifer	305	355	637	704
Inter-segment eliminations	(113)	(146)	(249)	(292)
Net operating revenues	$3,648	$4,560	$8,168	$9,105

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the six months ended June 30, 2020 and 2019 by $5 million and $17 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net patient service revenues	$349	$496	$813	$947
Management fees	16	23	37	46
Revenue from other sources	3	5	8	11
Net operating revenues	$368	$524	$858	$1,004

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue cycle services – Tenet	$109	$142	$243	$284
Revenue cycle services – other customers	172	187	348	367
Other services – Tenet	4	4	6	8
Other services – other customers	20	22	40	45
Net operating revenues	$305	$355	$637	$704

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

		Six Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Performance obligations	$6,832	$293	$585	$584	$583	$532	$4,255
NOTE 11. PROPERTY AND PROFESSIONAL AND GENERAL LIABILITY INSURANCE

Property Insurance

        We have property, business interruption and related insurance coverage to mitigate the financial impact of catastrophic events or perils that is subject to deductible provisions based on the terms of the policies. These policies are on an occurrence basis. For the policy period April 1, 2020 through March 31, 2021, we have coverage totaling $850 million per occurrence, after deductibles and exclusions, with annual aggregate sub-limits of $100 million for floods, $200 million for earthquakes and a per-occurrence sub-limit of $200 million for named windstorms with no annual aggregate. With respect to fires and other perils, excluding floods, earthquakes and named windstorms, the total $850 million limit of coverage per occurrence applies. Deductibles are 5% of insured values up to a maximum of $40 million for California earthquakes, $25 million for floods and named windstorms, and 2% of insured values for New Madrid fault earthquakes, with a maximum per claim deductible of $25 million. Floods and certain other covered losses, including fires and other perils, have a minimum deductible of $1 million.

Professional and General Liability Reserves

        We are self-insured for the majority of our professional and general liability claims and purchase insurance from third-parties to cover catastrophic claims. At June 30, 2020 and December 31, 2019, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $941 million and $965 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self-insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. As discussed in Note 1, in the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims, as well as other claims-related liabilities. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis.

        If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

        Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $144 million and $188 million for the six months ended June 30, 2020 and 2019, respectively.

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

We record accruals for estimated losses relating to claims and lawsuits when available information indicates that a loss is probable and we can reasonably estimate the amount of the loss or a range of loss. Significant judgment is required in both the determination of the probability of a loss and the determination as to whether a loss is reasonably estimable. These determinations are updated at least quarterly and are adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel and technical experts, and other information and events pertaining to a particular matter, but are subject to significant uncertainty regarding numerous factors that could affect the ultimate loss levels. If a loss on a material matter is reasonably possible and estimable, we disclose an estimate of the loss or a range of loss. In cases where we have not disclosed an estimate, we have concluded that the loss is either not reasonably possible or the loss, or a range of loss, is not reasonably estimable, based on available information. Given the inherent uncertainties associated with these matters, especially those involving governmental agencies, and the indeterminate damages sought in some cases, there is significant uncertainty as to the ultimate liability we may incur from these matters, and an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

Government Investigation of Detroit Medical Center

        Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (the “Anti-kickback Statute”), and the federal False Claims Act (“FCA”) related to DMC’s employment of nurse practitioners and physician assistants (“Mid-Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid-Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. We are cooperating with the investigation; however, we are unable to determine the potential exposure, if any, at this time.

Oklahoma Surgical Hospital Qui Tam Action

On July 7, 2020, certain of the parties to a previously disclosed qui tam lawsuit filed under seal in May 2016 in the Western District of Oklahoma entered into a settlement agreement with the DOJ to resolve the matter. The parties to the settlement agreement include (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, and (iii) USPI. Also on July 7, 2020, OCOM entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health and Human Services. USPI and Tenet are not parties to OCOM’s corporate integrity agreement.

        As previously reported, an agreement in principle was reached with the DOJ in October 2019 to resolve the qui tam lawsuit and related investigations against USPI and OCOM for approximately $66 million, subject at that time to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which included an estimate of the relator’s attorney’s fees and certain other costs to be paid by USPI. In the three months ended December 31, 2019, we increased the reserve for this matter by an additional $1 million to reflect updated information on the other costs to be paid by USPI. USPI paid the full settlement amount in July 2020 and will pay the relator’s attorney’s fees and other costs when approved by the court. We expect the lawsuit to be dismissed in the near term.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the six months ended June 30, 2020 and 2019. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Six Months Ended June 30, 2020	$86	$4	$(4)	$86
Six Months Ended June 30, 2019	$8	$31	$(24)	$15

For the six months ended June 30, 2020 and 2019, we recorded costs of $4 million and $31 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

        The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Balances at beginning of period	$1,506	$1,420
Net income	80	95
Distributions paid to noncontrolling interests	(52)	(72)
Accretion of redeemable noncontrolling interests	3	9
Purchases and sales of businesses and noncontrolling interests, net	24	10
Balances at end of period	$1,561	$1,462

        The following tables show the composition by segment of our redeemable noncontrolling interests balances at June 30, 2020 and December 31, 2019, as well as our net income available to redeemable noncontrolling interests for the six months ended June 30, 2020 and 2019:

	June 30, 2020	December 31, 2019
Hospital Operations	$377	$383
Ambulatory Care	810	777
Conifer	374	346
Redeemable noncontrolling interests	$1,561	$1,506

	Six Months Ended June 30,
	2020	2019
Hospital Operations	$(6)	$(15)
Ambulatory Care	58	69
Conifer	28	41
Net income available to redeemable noncontrolling interests	$80	$95

NOTE 14. INCOME TAXES

        During the three months ended June 30, 2020, we recorded income tax expense of $45 million in continuing operations on pre-tax income of $214 million compared to income tax expense of $33 million on pre-tax income of $152 million during the three months ended June 30, 2019. During the six months ended June 30, 2020, we recorded an income tax benefit of $30 million in continuing operations on pre-tax income of $299 million compared to income tax expense of $53 million on pre-tax income of $236 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, we utilized the discrete effective tax rate method, as allowed by the FASB ASC 740-270-30-18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the impact of the COVID-19 pandemic. For the six months ended June 30, 2019, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non-taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax expense at statutory federal rate of 21%	$45	$32	$63	$50
State income taxes, net of federal income tax benefit	10	6	15	9
Tax benefit attributable to noncontrolling interests	(16)	(19)	(30)	(36)
Nontaxable gains	—	—	3	(1)
Stock-based compensation	—	1	—	—
Change in valuation allowance	2	11	(88)	35
Other items	4	2	7	(4)
Income tax expense (benefit)	$45	$33	$(30)	$53

        The CARES Act includes a significant number of tax provisions applicable to individuals and businesses. For businesses, the CARES Act makes changes to the U.S. tax code relating to, among other things: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; and (4) the realization of corporate alternative minimum tax credits. As a result of the change in the business interest expense disallowance rules, we recorded an income tax benefit of $88 million during the six months ended June 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

        During the six months ended June 30, 2020, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at June 30, 2020 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

        Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. There were no accrued interest and penalties on unrecognized tax benefits at June 30, 2020.

        At June 30, 2020, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. EARNINGS PER COMMON SHARE

        The following table is a reconciliation of the numerators and denominators of our basic and diluted earnings per common share calculations for our continuing operations for three and six months ended June 30, 2020 and 2019. Net income available to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Income Available to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended June 30, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$88	104,794	$0.84
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	784	(0.01)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$88	105,578	$0.83

Three Months Ended June 30, 2019
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$24	103,198	$0.23
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,431	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$24	104,629	$0.23

Six Months Ended June 30, 2020
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$182	104,574	$1.74
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,082	(0.02)
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$182	105,656	$1.72

Six Months Ended June 30, 2019
Net income available to Tenet Healthcare Corporation common shareholders for basic earnings per share	$4	102,993	$0.04
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	1,592	—
Net income available to Tenet Healthcare Corporation common shareholders for diluted earnings per share	$4	104,585	$0.04

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

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$378	$—	$378	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$387	$—	$387	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At June 30, 2020 and December 31, 2019, the estimated fair value of our long-term debt was approximately 99.7% and 106.4%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS

        Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019
Current assets	$7	$6
Property and equipment	13	8
Other intangible assets	8	3
Goodwill	76	18
Other long-term assets, including previously held equity method investments	5	5
Current liabilities	(6)	(3)
Long-term liabilities	(6)	(6)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(30)	(9)
Noncontrolling interests	(11)	(4)
Cash paid, net of cash acquired	(56)	(13)
Gains on consolidations	$—	$5

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $76 million from acquisitions completed during the six months ended June 30, 2020 was recorded in our Ambulatory Care segment. Approximately $1 million and $3 million in transaction costs related to prospective and closed acquisitions were expensed during the six month periods ended June 30, 2020 and 2019, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

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

        During the six months ended June 30, 2019, we recognized gains totaling $5 million associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 18. SEGMENT INFORMATION

        Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

        Our Hospital Operations segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4, certain of these facilities are classified as held for sale in the accompanying Condensed Consolidated Balance Sheet at June 30, 2020. At June 30, 2020, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

        Our Ambulatory Care segment is comprised of the operations of USPI. At June 30, 2020, USPI had interests in 264 ambulatory surgery centers, 39 urgent care centers operated under the CareSpot brand, 23 imaging centers and 24 surgical hospitals in 27 states. At June 30, 2020, we owned 95% of USPI.

        Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers. At June 30, 2020, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At June 30, 2020, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

        The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	June 30, 2020	December 31, 2019
Assets:
Hospital Operations	$18,807	$16,196
Ambulatory Care	6,470	6,195
Conifer	973	974
Total	$26,250	$23,365

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Capital expenditures:
Hospital Operations	$90	$118	$257	$288
Ambulatory Care	10	21	21	41
Conifer	6	5	10	7
Total	$106	$144	$288	$336

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,088	$3,827	$6,922	$7,689
Ambulatory Care	368	524	858	1,004
Conifer
Tenet	113	146	249	292
Other clients	192	209	388	412
Total Conifer revenues	305	355	637	704
Inter-segment eliminations	(113)	(146)	(249)	(292)
Total	$3,648	$4,560	$8,168	$9,105

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$(4)	$8	$(2)	$11
Ambulatory Care	35	34	61	65
Total	$31	$42	$59	$76

Adjusted EBITDA:
Hospital Operations	$492	$359	$834	$706
Ambulatory Care	167	207	323	384
Conifer	73	103	160	202
Total	$732	$669	$1,317	$1,292

Depreciation and amortization:
Hospital Operations	$177	$185	$352	$364
Ambulatory Care	20	18	39	36
Conifer	9	11	18	22
Total	$206	$214	$409	$422

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$732	$669	$1,317	$1,292
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	—	—	—	(1)
Depreciation and amortization	(206)	(214)	(409)	(422)
Impairment and restructuring charges, and acquisition-related costs	(54)	(36)	(109)	(55)
Litigation and investigation costs	(2)	(18)	(4)	(31)
Interest expense	(255)	(247)	(498)	(498)
Loss from early extinguishment of debt	(4)	—	(4)	(47)
Other non-operating income (expense), net	2	(1)	3	—
Net gains (losses) on sales, consolidation and deconsolidation of facilities	1	(1)	3	(2)
Income from continuing operations, before income taxes	$214	$152	$299	$236

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

        The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. As described in Note 1 to the accompanying Condensed Consolidated Financial Statements, our results for prior periods have been recast to reflect retrospective application of a change in accounting principle. Our Hospital Operations and other (“Hospital Operations”) segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at June 30, 2020. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest. At June 30, 2020, USPI had interests in 264 ambulatory surgery centers, 39 urgent care centers, 23 imaging centers and 24 surgical hospitals in 27 states. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we own a 76.2% interest, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•Management Overview
•Forward-Looking Statements
•Sources of Revenue for Our Hospital Operations Segment
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates

        Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2020 and 2019, and three Chicago-area hospitals, which we divested effective January 28, 2019. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic is significantly affecting our patients, communities, employees and business operations. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and operating revenues that is ongoing. We have taken measures within the communities we serve, both voluntarily and in accordance with governmental mandates, to try to limit the spread of the virus and to mitigate the burden on the healthcare system. From mid-March through early May 2020, we suspended many elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced – and continue to impact – the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Moreover, we are experiencing supply chain disruptions, including shortages, delays and significant price increases in medical supplies, particularly personal protective equipment. As described below under “Sources of Revenue for Our Hospital Operations Segment,” the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and other legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic on our business. Additional funding for the Public Health and Social Services Emergency Fund (“Relief Fund”) was among the provisions of the CARES Act. In the three months ended June 30, 2020, we received cash payments of $712 million, and we recognized approximately $511 million and $12 million as grant income and in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations due to grants from the Relief Fund and state grant programs. Also in the three months ended June 30, 2020, we received advance payments of approximately $1.5 billion from the Medicare accelerated payment program due to the revisions to that program under the CARES Act. We expect to repay these advances within the next year. Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part II of this report.

        TRENDS AND STRATEGIES

        As described above and throughout MD&A, we are currently experiencing a disruption in our business due to the COVID-19 pandemic. The length and extent of this disruption is currently unknown. While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic, including the sale of senior secured first lien notes and the amendment of our revolving credit facility, both as described below. We also cut our planned capital expenditures for 2020 by approximately 40%. Furthermore, we have decreased our employee headcount throughout the organization, and we have deferred certain operating expenses that are not expected to impact our response to COVID-19. In addition, we are reducing variable costs across the enterprise as a result of softening patient volumes due to the COVID-19 pandemic. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives, we incurred restructuring charges related to employee severance payments of $37 million in the six months ended June 30, 2020, and we expect to incur additional such restructuring charges throughout 2020.

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

Conifer serves approximately 640 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self-insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

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

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2022 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. Although we recently issued $1.3 billion aggregate principal amount of senior secured first lien notes to manage our liquidity during the COVID-19 pandemic, it is nonetheless our long-term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk.

        Our ability to execute on our strategies and respond to the aforementioned trends is subject to the length of time of the impact from the COVID-19 pandemic, as well as a number of other risks and uncertainties – all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Risk Factors section in Part II of this report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Q1’20 10-Q”), as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

        RESULTS OF OPERATIONS—OVERVIEW

        We have provided below certain selected operating statistics for the six months ended June 30, 2020 and 2019 on a continuing operations basis, which includes the results of our same 65 hospitals operated throughout the three months ended June 30, 2020 and 2019, and three Chicago-area hospitals, which we divested effective January 28, 2019. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We believe this information is useful to investors because it reflects our current portfolio of operations and the recent trends we are experiencing with respect to volumes, revenues and expenses. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended June 30,
Selected Operating Statistics	2020	2019	Increase (Decrease)
Hospital Operations – hospitals and related outpatient facilities
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	134,898	169,352	(20.3)%
Adjusted patient admissions(2)	221,159	304,066	(27.3)%
Paying admissions (excludes charity and uninsured)	125,792	159,128	(20.9)%
Charity and uninsured admissions	9,106	10,224	(10.9)%
Emergency department visits	388,038	637,107	(39.1)%
Total surgeries	73,722	105,577	(30.2)%
Patient days — total	687,883	787,582	(12.7)%
Adjusted patient days(2)	1,094,208	1,387,929	(21.2)%
Average length of stay (days)	5.10	4.65	9.7%
Average licensed beds	17,219	17,221	—%
Utilization of licensed beds(3)	43.9%	50.3%	(6.4)%	(1)
Total visits	983,321	1,693,805	(41.9)%
Paying visits (excludes charity and uninsured)	908,197	1,581,530	(42.6)%
Charity and uninsured visits	75,124	112,275	(33.1)%
Ambulatory Care
Total consolidated facilities (at end of period)	243	232	11	(1)
Total cases	364,196	514,567	(29.2)%

(1)	The change is the difference between the 2020 and 2019 amounts shown.
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

        Total admissions decreased by 34,454, or 20.3%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and total surgeries decreased by 31,855, or 30.2%, in the 2020 period compared to the 2019 period. Our emergency department visits decreased 39.1% in the three months ended June 30, 2020 compared to the same period in the prior year. Our volumes from continuing operations in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 were negatively affected by shelter-in-place orders and the mandated suspension of many elective procedures at our hospitals due to the COVID-19 pandemic, as well as the divestiture of three Chicago-area hospitals and affiliated operations effective January 28, 2019. Our Ambulatory Care total cases decreased 29.2% in the three months ended June 30, 2020 compared to the 2019 period. Beginning in late March 2020, we closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures due to the COVID-19 pandemic. Nearly all of these had reopened with reduced operations by June 30, 2020.

	Continuing Operations Three Months Ended June 30,
Revenues	2020	2019	Increase (Decrease)
Net operating revenues
Hospital Operations prior to inter-segment eliminations	$3,088	$3,827	(19.3)%
Ambulatory Care	368	524	(29.8)%
Conifer	305	355	(14.1)%
Inter-segment eliminations	(113)	(146)	(22.6)%
Total	$3,648	$4,560	(20.0)%

Net operating revenues decreased by $912 million, or 20.0%, in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to decreased volumes as a result of the COVID-19 pandemic, partially offset by increased acuity and improved terms of our managed care contracts. Our Hospital Operations and Ambulatory Care segments also recognized income from federal and state grants totaling $474 million and $49 million ($12 million of which is included in equity in earnings of unconsolidated affiliates), respectively, in the three months ended June 30, 2020, which amounts are not included in net operating revenues.

        Our accounts receivable days outstanding (“AR Days”) from continuing operations were 68.4 days at June 30, 2020 and 58.4 days at December 31, 2019, compared to our target of less than 55 days. Our AR Days at June 30, 2020 were negatively impacted by the decline in our average net revenue per day due to the COVID-19 pandemic. This calculation includes our Hospital Operations contract assets, as well as the accounts receivable of our Memphis-area facilities that have been classified in assets held for sale on our Consolidated Balance Sheet at June 30, 2020, and excludes (i) three Chicago-area hospitals, which we divested effective January 28, 2019, and (ii) our California provider fee revenues.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits	$1,580	$1,801	(12.3)%
Supplies	531	644	(17.5)%
Other operating expenses	842	885	(4.9)%
Total	$2,953	$3,330	(11.3)%
Ambulatory Care
Salaries, wages and benefits	$119	$157	(24.2)%
Supplies	79	108	(26.9)%
Other operating expenses	75	86	(12.8)%
Total	$273	$351	(22.2)%
Conifer
Salaries, wages and benefits	$165	$187	(11.8)%
Supplies	1	1	—%
Other operating expenses	66	64	3.1%
Total	$232	$252	(7.9)%
Total
Salaries, wages and benefits	$1,864	$2,145	(13.1)%
Supplies	611	753	(18.9)%
Other operating expenses	983	1,035	(5.0)%
Total	$3,458	$3,933	(12.1)%
Rent/lease expense(1)
Hospital Operations	$67	$59	13.6%
Ambulatory Care	20	21	(4.8)%
Conifer	3	3	—%
Total	$90	$83	8.4%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended June 30,
Selected Operating Expenses per Adjusted Patient Admission	2020	2019	Increase (Decrease)
Hospital Operations
Salaries, wages and benefits per adjusted patient admission(1)	$7,147	$5,921	20.7%
Supplies per adjusted patient admission(1)	2,396	2,118	13.1%
Other operating expenses per adjusted patient admission(1)	3,811	2,908	31.1%
Total per adjusted patient admission	$13,354	$10,947	22.0%

(1)
Calculation excludes the expenses from our health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits decreased $221 million, or 12.3%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes and necessary employee furloughs and headcount reductions throughout the organization due to the COVID-19 pandemic, as well as lower health benefit costs; the effect of these changes was partially offset by annual merit increases for certain of our employees, a greater number of employed physicians and an increased average patient length-of-stay. On a per adjusted patient admission basis, salaries, wages and benefits increased 20.7% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to reduced patient volumes as a result of the COVID-19 pandemic.

        Supplies expense decreased $113 million, or 17.5%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes, partially offset by the increased cost of certain supplies as a result of the COVID-19 pandemic. On a per adjusted patient admission basis, supplies expense increased 13.1% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to reduced patient volumes and the increased cost of certain supplies as a result of the pandemic.

        Other operating expenses decreased $43 million, or 4.9%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to our execution of various strategies to improve cost efficiency, as well as reduced patient volumes as a result of the COVID-19 pandemic. There is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies. On a per adjusted patient admission basis, other operating expenses increased 31.1% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to reduced patient volumes as a result of the pandemic.

        LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

        Cash and cash equivalents were $3.514 billion at June 30, 2020 compared to $613 million at March 31, 2020.

        Significant cash flow items in the three months ended June 30, 2020 included:

•$1.482 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation ($1.378 billion is included in net cash provided by operating activities, and $104 million of advances received by our Ambulatory Care segment’s non-consolidated affiliates is included in net cash provided by financing activities);

•$712 million of cash received from federal and state grants, including the Relief Fund ($674 million is included in net cash provided by operating activities, and $38 million of grants received by our Ambulatory Care segment’s non-consolidated affiliates is included in net cash provided by financing activities);

•$89 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•$79 million of payments for our 401(k) match to employees that was deferred from the first quarter of 2020 due to the pandemic;

•Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $46 million;

•Capital expenditures of $106 million;

•Interest payments of $293 million;

•Proceeds from sales of marketable securities, long-term investments and other assets of $25 million;

•$24 million of distributions paid to noncontrolling interests;

•Debt issuance costs of $21 million;

•$500 million of repayments of net cash borrowings under our credit facility;

•$600 million of proceeds from the issuance of $600 million aggregate principal amount of 4.625% senior secured first lien notes due 2028;

•$700 million of proceeds from the issuance of $700 million aggregate principal amount of 7.500% senior secured first lien notes due 2025; and

•$142 million of payments to purchase $135 million aggregate principal amount of our outstanding 8.125% senior unsecured notes due 2022.

        Net cash provided by operating activities was $2.368 billion in the six months ended June 30, 2020 compared to $294 million in the six months ended June 30, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•$1.378 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$674 million of cash received from federal and state grants, including the Relief Fund;

•$89 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•An increase of $34 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

        This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Risk Factors section in Part II of this report and our Q1’20 10-Q, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

        When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our Annual Report, in our Q1’20 10-Q and in this report. Should one or more of the risks and uncertainties described in these reports occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety except as required by law.

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

        The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended June 30,			Six Months Ended June 30,
Net Patient Service Revenues Less Implicit Price Concessions from:	2020	2019	Increase (Decrease)(1)	2020	2019	Increase (Decrease)(1)
Medicare	21.1%	20.3%	0.8%	20.4%	20.7%	(0.3)%
Medicaid	9.2%	8.9%	0.3%	8.5%	8.9%	(0.4)%
Managed care(2)	64.5%	65.7%	(1.2)%	65.1%	65.7%	(0.6)%
Uninsured	0.8%	0.3%	0.5%	1.0%	0.2%	0.8%
Indemnity and other	4.4%	4.8%	(0.4)%	5.0%	4.5%	0.5%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended June 30,			Six Months Ended June 30,
Admissions from:	2020	2019	Increase (Decrease)(1)	2020	2019	Increase (Decrease)(1)
Medicare	22.5%	24.8%	(2.3)%	23.6%	25.5%	(1.9)%
Medicaid	6.4%	6.1%	0.3%	6.2%	6.1%	0.1%
Managed care(2)	61.5%	60.3%	1.2%	61.0%	60.0%	1.0%
Charity and uninsured	6.8%	6.1%	0.7%	6.4%	5.8%	0.6%
Indemnity and other	2.8%	2.7%	0.1%	2.8%	2.6%	0.2%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

        The Centers for Medicare and Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), is the single largest payer of healthcare services in the United States. Approximately 61 million individuals rely on healthcare benefits through Medicare, and approximately 72 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. During the three months ended March 31, 2018, separate pieces of legislation were enacted extending CHIP funding for a total of 10 years from federal fiscal year (“FFY”) 2018 (which began on October 1, 2017) through FFY 2027.

        Medicare

        Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan for the three and six months ended June 30, 2020 and 2019 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue Descriptions	2020	2019	2020	2019
Medicare severity-adjusted diagnosis-related group — operating	$312	$368	$702	$772
Medicare severity-adjusted diagnosis-related group — capital	26	32	61	68
Outliers	13	22	32	45
Outpatient	128	185	302	375
Disproportionate share	52	58	106	117
Other(1)	66	56	99	102
Total Medicare net patient service revenues	$597	$721	$1,302	$1,479

(1)	The other revenue category includes Medicare Direct Graduate Medical Education and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

        Medicaid

        Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 18.2% and 18.9% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the six months ended June 30, 2020 and 2019, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the six months ended June 30, 2020 and 2019, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $363 million and $414 million, respectively. The 2020 period included $117 million related to the California provider fee program, $101 million related to the Michigan provider fee program, $90 million related to Medicaid DSH programs in multiple states, $29 million related to the Texas 1115 waiver program, and $26 million from a number of other state and local programs.

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

        Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the six months ended June 30, 2020 and 2019 are set forth in the following table. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Six Months Ended June 30,
Hospital Location	2020	2019
Alabama	$50	$46
Arizona	81	72
California	383	441
Florida	98	111
Illinois	—	5
Massachusetts	42	44
Michigan	272	361
South Carolina	30	28
Tennessee	17	18
Texas	188	222
	$1,161	$1,348

Medicaid and Managed Medicaid revenues comprised 47% and 53%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the six months ended June 30, 2020.

Regulatory and Legislative Changes

        Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Section 1886(d) of the Social Security Act requires CMS to update inpatient fee-for-service payment rates for hospitals reimbursed under the Inpatient Prospective Payment System (“IPPS”) annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In May 2020, CMS issued the proposed Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2021 Rates (“Proposed IPPS Rule”). The Proposed IPPS Rule includes the following payment and policy changes:

•A market basket increase of 3.0% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also proposed certain adjustments to the 3.0% market basket increase that result in a net operating payment update of 3.1% (before budget neutrality adjustments), including:

•A multifactor productivity reduction required by the ACA of 0.4%; and

•A 0.5% increase required under the Medicare Access and CHIP Reauthorization Act of 2015;

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•A 1.3% net increase in the capital federal MS-DRG rate; and

•An increase in the cost outlier threshold from $26,552 to $30,006.

According to CMS, the combined impact of the payment and policy changes in the Proposed IPPS Rule for operating costs will yield an average 2.5% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in large urban areas (populations over one million), and an average 2.6% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2021. We estimate that all of the payment and policy changes affecting operating MS-DRG and UC-DSH payments will result in an estimated 0.7% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $14 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, as well as the potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Historically, CMS has used charges reduced to cost to set the relative weights assigned to each MS-DRG. In the Proposed IPPS Rule, CMS expressed a concern that chargemaster rates rarely reflect the true market costs. In order to reduce its reliance on the hospital chargemaster, CMS proposed that, beginning in 2021, hospitals be required to report in the annual cost report the median payer-specific negotiated charge that the hospital has negotiated with all of its Medicare Advantage and third-party payers by MS-DRG. This information may potentially be used to set the IPPS MS-DRG relative weights in FFY 2024. This proposal is in addition to the pricing transparency requirements effective January 1, 2021 in the hospital price transparency final rule issued on November 27, 2019 that was recently upheld by a Federal District Court and is now before the U.S. Court of Appeals for the District of Columbia.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation

The CARES Act and the Paycheck Protection Program and Health Care Enhancement Act (“Paycheck Protection Program”), which was signed into law on April 24, 2020, authorized up to $2 trillion in government spending to mitigate the economic effects of the COVID-19 pandemic. Below is a brief overview of certain provisions of the CARES Act and related legislation that have impacted and we expect will continue to impact our business. Please note that this summary is not exhaustive, and additional legislative action and regulatory developments may evolve rapidly. There is no assurance that we will continue to receive or remain eligible for funding or assistance under the CARES Act or similar measures. Statements regarding the projected impact of COVID-19 relief programs on our operations and financial condition are forward-looking and are made as of the date of this filing.

Public Health and Social Services Emergency Fund. To address the fiscal burdens on healthcare providers created by the COVID-19 public health emergency, the CARES Act and the Paycheck Protection Program authorized $175 billion for the Relief Fund. During the three months ended June 30, 2020, HHS commenced distribution of approximately $100 billion in several tranches from the Relief Fund to providers, including:

•A $50 billion general distribution to Medicare fee-for-service providers;

•An allocation of approximately $15 billion to Medicaid and CHIP providers that did not receive an allocation from the $50 billion general distribution;

•Targeted distributions comprised of (i) $12 billion for hospitals determined to be in areas particularly impacted by COVID-19 based on reported COVID-19 admissions, (ii) $10 billion to rural healthcare providers, (iii) $5 billion to skilled nursing facilities, (iv) $10 billion to safety net hospitals and (v) $500 million to tribal hospitals, clinics and urban health centers.

In July 2020, HHS announced the distribution of an additional $4 billion ($1 billion to rural hospitals and $3 billion to safety net hospitals) and the expansion of the Relief Fund to dental providers.

Payments from the Relief Fund are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost operating revenues and COVID-related costs, and that the providers will not seek collection of out-of-pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Except for certain immaterial Relief Fund payments we returned to HHS, we have formally accepted the terms and conditions associated with the receipt of Relief Fund payments we have received.

During the three months ended June 30, 2020, we recognized approximately $508 million and $12 million of Relief Fund income included in grant income and equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations associated with lost operating revenues and COVID-related costs. Additionally, we recognized $3 million of grant income from state grant programs included in grant income in our accompanying Condensed Consolidated Statements of Operations associated with lost operating revenues and COVID-related costs.

Medicare and Medicaid Payment Policy Changes. The CARES Act also alleviates some of the financial strain on hospitals, physicians, and other healthcare providers and states through a series Medicare and Medicaid payment policies that temporarily increase Medicare and Medicaid reimbursement and allow for added flexibility, as described below.

•Effective May 1, 2020 through December 31, 2020, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers authorized by the Sequestration Transparency Act of 2020 is suspended and will resume effective January 2021. The estimated impact of this change on our operations is an increase of approximately $67 million of revenues in 2020. The suspension is financed by a one-year extension of the sequestration adjustment through 2030.

•The CARES Act instituted a 20% increase in the Medicare MS-DRG payment for COVID-19 hospital admissions for the duration of the public health emergency as declared by the Secretary of HHS.

•The scheduled reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020, as mandated by the Affordable Care Act, is suspended until December 1, 2020. The projected impact of this change on our operations is an increase of approximately $60 million of revenues in 2020, which is not subject to repayment. Also, the federal DSH allotment reduction for FFY 2021 will be reduced from $8 billion to $4 billion. Notwithstanding these adjustments, the ACA-mandated reduction is not expected to be extended past its original termination in FFY 2025.

•The CARES Act expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under this measure, providers could request accelerated payments that may be retained for 120 days during which time providers continue to receive payments for services. At the end of the 120-period, the accelerated payment will be repaid via a 100% offset of payments on claims that would otherwise be paid. The repayment period for hospitals and other providers is one year and 210 days, respectively, from the date of receipt of the accelerated payment, after which interest is assessed on the unpaid balance. During the six months ended June 30, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments.

•A 6.2% increase in the Federal Medical Assistance Percentage (“FMAP”) matching funds was instituted to help states respond to the COVID-19 pandemic. The additional funds are available to states from January 1, 2020 through the quarter in which the public health emergency period ends, provided that states meet certain conditions. An increase in states’ FMAP leverages Medicaid’s existing financing structure, which allows federal funds to be provided to states more quickly and efficiently than establishing a new program or allocating money from a new funding stream. Increased federal matching funds support states in responding to the increased need for services, such as testing and treatment during the COVID-19 public health emergency, as well as increased enrollment as more people lose income and qualify for Medicaid during the economic downturn.

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

Tax Changes. Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $250 million of taxes in 2020 pursuant to this CARES Act provision. In addition, the CARES Act increases the interest expense deduction limitation from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, allowing businesses to take a larger deduction. This change is expected to increase our federal tax net operating loss (“NOL”) carryforwards into future years, as further described in Note 14 to the accompanying Condensed Consolidated Financial Statements.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase separately payable drugs at discounted rates from drug manufacturers. In the final rule regarding Hospital Outpatient Prospective Payment System (“OPPS”) payment and policy changes for calendar year (“CY”) 2018, CMS reduced the payment for 340B Drugs from average sale price (“ASP”) plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019 and 2020, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. During the three months ended June 30, 2019, the U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. Also during the three months ended June 30, 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). On July 31, 2020, a three-judge panel of the Circuit Court reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. We cannot predict what actions the plaintiff hospital associations and hospitals will take or the ultimate outcome of the litigation relating to CMS’ 340B program; however, an unfavorable outcome of the litigation could have an adverse effect on the Company’s net revenues and cash flows.

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

        The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the six months ended June 30, 2020 and 2019 was $4.145 billion and $4.684 billion, respectively. Our top ten managed care payers generated 61% of our managed care net patient service revenues for the six months ended June 30, 2020. National payers generated 44% of our managed care net patient service revenues for the six months ended June 30, 2020. The remainder comes from regional or local payers. At June 30, 2020 and December 31, 2019, 60% and 65%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

        Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at June 30, 2020, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $15 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

        We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the six months ended June 30, 2020, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 93% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

        Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both June 30, 2020 and December 31, 2019, approximately 4% of our net accounts receivable for our Hospital Operations segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

 The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Estimated costs for:
Uninsured patients	$145	$164	$301	$322
Charity care patients	43	41	83	75
Total	$188	$205	$384	$397
RESULTS OF OPERATIONS

        The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and six months ended June 30, 2020 and 2019. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating revenues:
Hospital Operations	$3,088	$3,827	$6,922	$7,689
Ambulatory Care	368	524	858	1,004
Conifer	305	355	637	704
Inter-segment eliminations	(113)	(146)	(249)	(292)
Net operating revenues	3,648	4,560	8,168	9,105
Grant income	511	—	511	—
Equity in earnings of unconsolidated affiliates	31	42	59	76
Operating expenses:
Salaries, wages and benefits	1,864	2,145	4,051	4,296
Supplies	611	753	1,374	1,494
Other operating expenses, net	983	1,035	1,996	2,100
Depreciation and amortization	206	214	409	422
Impairment and restructuring charges, and acquisition-related costs	54	36	109	55
Litigation and investigation costs	2	18	4	31
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(1)	1	(3)	2
Operating income	$471	$400	$798	$781

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	14.0%	—%	6.2%	—%
Equity in earnings of unconsolidated affiliates	0.8%	0.9%	0.7%	0.8%
Operating expenses:
Salaries, wages and benefits	51.1%	47.0%	49.6%	47.2%
Supplies	16.7%	16.5%	16.8%	16.4%
Other operating expenses, net	26.9%	22.7%	24.4%	23.1%
Depreciation and amortization	5.6%	4.7%	5.0%	4.6%
Impairment and restructuring charges, and acquisition-related costs	1.5%	0.8%	1.3%	0.6%
Litigation and investigation costs	0.1%	0.4%	—%	0.3%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	—%
Operating income	12.9%	8.8%	9.8%	8.6%

        Total net operating revenues decreased by $912 million, or 20.0%, and decreased by $937 million, or 10.3%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. Hospital Operations net operating revenues net of inter-segment eliminations decreased by $706 million, or

19.2%, and decreased by $724 million, or 9.8%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively, primarily due to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures at our hospitals due to the COVID-19 pandemic. Ambulatory Care net operating revenues decreased by $156 million and $146 million, or 29.8% and 14.5%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. The change in 2020 revenues for the three-month period was driven by a decrease in same-facility net operating revenues of $166 million due primarily to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $10 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $20 million. The change in 2020 revenues for the six-month period was driven by a decrease in same-facility net operating revenues of $157 million due primarily to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $15 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $26 million. Conifer net operating revenues decreased by $50 million and $67 million, or 14.1% and 9.5%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $17 million and $24 million, or 8.1% and 5.8%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, respectively. Conifer revenues from third-party customers were negatively impacted by (i) the wind-down and termination of contracts for facilities its clients previously owned then divested, (ii) other client terminations at the end of their contract terms and (iii) the impact of the COVID-19 pandemic on the revenue of Conifer's clients.

        The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three and six months ended June 30, 2020 and 2019. Our same-hospital information excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
Selected Operating Expenses	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Hospital Operations — Same-Hospital
Salaries, wages and benefits	$1,580	$1,802	(12.3)%	$3,426	$3,598	(4.8)%
Supplies	530	644	(17.7)%	1,181	1,281	(7.8)%
Other operating expenses	841	882	(4.6)%	1,711	1,791	(4.5)%
Total	$2,951	$3,328	(11.3)%	$6,318	$6,670	(5.3)%
Ambulatory Care
Salaries, wages and benefits	$119	$157	(24.2)%	$281	$310	(9.4)%
Supplies	79	108	(26.9)%	191	207	(7.7)%
Other operating expenses	75	86	(12.8)%	161	168	(4.2)%
Total	$273	$351	(22.2)%	$633	$685	(7.6)%
Conifer
Salaries, wages and benefits	$165	$187	(11.8)%	$344	$372	(7.5)%
Supplies	1	1	—%	2	2	—%
Other operating expenses	66	64	3.1%	131	128	2.3%
Total	$232	$252	(7.9)%	$477	$502	(5.0)%
Total
Salaries, wages and benefits	$1,864	$2,146	(13.1)%	$4,051	$4,280	(5.4)%
Supplies	610	753	(19.0)%	1,374	1,490	(7.8)%
Other operating expenses	982	1,032	(4.8)%	2,003	2,087	(4.0)%
Total	$3,456	$3,931	(12.1)%	$7,428	$7,857	(5.5)%
Rent/lease expense(1)
Hospital Operations	$66	$59	11.9%	$131	$118	11.0%
Ambulatory Care	20	21	(4.8)%	43	41	4.9%
Conifer	3	3	—%	6	6	—%
Total	$89	$83	7.2%	$180	$165	9.1%

(1)	Included in other operating expenses.

        RESULTS OF OPERATIONS BY SEGMENT

        Our operations are reported in three segments:
•Hospital Operations, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at June 30, 2020.
•Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals.
•Conifer, which provides revenue cycle management and value-based care services to hospitals, healthcare systems, physician practices, employers and other customers.

        Hospital Operations Segment

        The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the six months ended June 30, 2020 and 2019 and excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per adjusted patient admission and per adjusted patient day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Admissions, Patient Days and Surgeries	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)	65	65	—	(1)
Total admissions	134,898	169,352	(20.3)%		300,633	342,822	(12.3)%
Adjusted patient admissions(2)	221,159	304,066	(27.3)%		512,071	609,937	(16.0)%
Paying admissions (excludes charity and uninsured)	125,792	159,129	(20.9)%		281,612	322,761	(12.7)%
Charity and uninsured admissions	9,106	10,223	(10.9)%		19,021	20,061	(5.2)%
Admissions through emergency department	98,193	121,088	(18.9)%		220,484	246,316	(10.5)%
Paying admissions as a percentage of total admissions	93.2%	94.0%	(0.8)%	(1)	93.7%	94.1%	(0.4)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.8%	6.0%	0.8%	(1)	6.3%	5.9%	0.4%	(1)
Emergency department admissions as a percentage of total admissions	72.8%	71.5%	1.3%	(1)	73.3%	71.8%	1.5%	(1)
Surgeries — inpatient	34,973	44,641	(21.7)%		76,935	89,194	(13.7)%
Surgeries — outpatient	38,749	60,936	(36.4)%		92,139	118,832	(22.5)%
Total surgeries	73,722	105,577	(30.2)%		169,074	208,026	(18.7)%
Patient days — total	687,883	787,582	(12.7)%		1,498,362	1,602,911	(6.5)%
Adjusted patient days(2)	1,094,208	1,387,929	(21.2)%		2,479,971	2,795,982	(11.3)%
Average length of stay (days)	5.10	4.65	9.7%		4.98	4.68	6.4%
Licensed beds (at end of period)	17,219	17,221	—%		17,219	17,221	—%
Average licensed beds	17,219	17,221	—%		17,219	17,221	—%
Utilization of licensed beds(3)	43.9%	50.3%	(6.4)%	(1)	47.8%	51.4%	(3.6)%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Outpatient Visits	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Total visits	983,321	1,693,805	(41.9)%		2,599,848	3,380,669	(23.1)%
Paying visits (excludes charity and uninsured)	908,197	1,581,555	(42.6)%		2,407,737	3,159,190	(23.8)%
Charity and uninsured visits	75,124	112,250	(33.1)%		192,111	221,479	(13.3)%
Emergency department visits	388,038	637,107	(39.1)%		1,029,320	1,288,959	(20.1)%
Surgery visits	38,749	60,936	(36.4)%		92,139	118,832	(22.5)%
Paying visits as a percentage of total visits	92.4%	93.4%	(1.0)%	(1)	92.6%	93.4%	(0.8)%	(1)
Charity and uninsured visits as a percentage of total visits	7.6%	6.6%	1.0%	(1)	7.4%	6.6%	0.8%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended June 30,			Six Months Ended June 30,
Revenues	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Total segment net operating revenues(1)	$2,975	$3,681	(19.2)%	$6,675	$7,371	(9.4)%
Selected revenue data – hospitals and related outpatient facilities
Net patient service revenues(1)(2)	$2,830	$3,547	(20.2)%	$6,372	$7,104	(10.3)%
Net patient service revenue per adjusted patient admission(1)(2)	$12,796	$11,665	9.7%	$12,444	$11,647	6.8%
Net patient service revenue per adjusted patient day(1)(2)	$2,586	$2,556	1.2%	$2,569	$2,541	1.1%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended June 30,				Six Months Ended June 30,
Total Segment Selected Operating Expenses	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	53.1%	49.0%	4.1%	(1)	51.3%	48.8%	2.5%	(1)
Supplies as a percentage of net operating revenues	17.8%	17.5%	0.3%	(1)	17.7%	17.4%	0.3%	(1)
Other operating expenses as a percentage of net operating revenues	28.3%	24.0%	4.3%	(1)	25.6%	24.3%	1.3%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

        Revenues

        Same-hospital net operating revenues decreased $706 million, or 19.2%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures at our hospitals due to the COVID-19 pandemic, partially offset by increased acuity and improved terms of our managed care contracts. Our Hospital Operations segment also recognized income from federal and state grants totaling $474 million in the three months ended June 30, 2020, which is not included in net operating revenues. Same-hospital admissions decreased 20.3% in the three months ended June 30, 2020 compared to the same period in 2019. Same-hospital outpatient visits decreased 41.9% in the three months ended June 30, 2020 compared to the prior-year period.

Same-hospital net operating revenues decreased $696 million, or 9.4%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures at our hospitals due to the COVID-19 pandemic, partially offset by increased acuity and improved terms of our managed care contracts. Our Hospital Operations segment also recognized income from federal and state grants totaling $474 million in the six months ended June 30, 2020, which is not included in net operating revenues. Same-hospital admissions decreased 12.3% in the six months ended June 30, 2020 compared to the same period in 2019. Same-hospital outpatient visits decreased 23.1% in the six months ended June 30, 2020 compared to the prior-year period.

        The following table shows the consolidated net accounts receivable by payer at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Medicare	$172	$189
Medicaid	73	69
Net cost report settlements receivable and valuation allowances	40	12
Managed care	1,340	1,618
Self-pay uninsured	16	25
Self-pay balance after insurance	77	76
Estimated future recoveries	163	162
Other payers	339	337
Total Hospital Operations	2,220	2,488
Ambulatory Care	214	253
Total discontinued operations	1	2
	$2,435	$2,743

        When we have an unconditional right to payment, subject only to the passage of time, the right is treated as a receivable. Patient accounts receivable, including billed accounts and certain unbilled accounts, as well as estimated amounts due from third-party payers for retroactive adjustments, are recognized as receivables if our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due. Estimated uncollectable amounts are generally considered implicit price concessions that are a direct reduction to patient accounts receivable rather than allowance for doubtful accounts. Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

        Collection of accounts receivable has been a key area of focus, particularly over the past several years. At June 30, 2020, our Hospital Operations segment collection rate on self-pay accounts was approximately 22.9%. Our self-pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at June 30, 2020, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $10 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

        Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.9% at June 30, 2020.

        We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.180 billion and $2.476 billion at June 30, 2020 and December 31, 2019, respectively, excluding cost report settlements receivable and valuation allowances of $40 million and $12 million, respectively, at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	92%	47%	52%	20%	47%
61-120 days	4%	19%	13%	11%	12%
121-180 days	2%	13%	12%	11%	11%
Over 180 days	2%	21%	23%	58%	30%
Total	100%	100%	100%	100%	100%

	December 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	49%	56%	21%	51%
61-120 days	5%	21%	16%	14%	15%
121-180 days	2%	10%	10%	10%	9%
Over 180 days	2%	20%	18%	55%	25%
Total	100%	100%	100%	100%	100%

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

        At June 30, 2020, we had a cumulative total of patient account assignments to Conifer of $3.229 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

        Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 98% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at June 30, 2020 and December 31, 2019 by aging category:

	June 30,	December 31,
	2020	2019
0-60 days	$83	$89
61-120 days	9	11
121-180 days	4	4
Over 180 days	6	11
Total	$102	$115

        Salaries, Wages and Benefits

        Same-hospital salaries, wages and benefits decreased by $222 million, or 12.3%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes and necessary employee furloughs and headcount reductions throughout the organization due to the COVID-19 pandemic, as well as lower health benefit costs; the effect of these changes was partially offset by annual merit increases for certain of our employees, a greater number of employed physicians and an increased average patient length-of-stay. Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 410 basis points to 53.1% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Salaries, wages and benefits expense for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $8 million and $10 million, respectively.

Same-hospital salaries, wages and benefits decreased $172 million, or 4.8%, in the six months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes and necessary employee furloughs and headcount reductions throughout the organization due to the COVID-19 pandemic, as well as lower health benefit costs; the effect of these changes was partially offset by annual merit increases for certain of our employees, a greater number of employed physicians and an increased average patient length-of-stay. Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 250 basis points to 51.3% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Salaries, wages and benefits expense for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $15 million and $16 million, respectively.

        Supplies

        Same-hospital supplies expense decreased $114 million, or 17.7%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes, partially offset by the increased cost of certain supplies as as a result of the COVID-19 pandemic. Same-hospital supplies expense as a percentage of net operating revenues increased by 30 basis points to 17.8% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to reduced patient revenues and the increased cost of certain supplies as a result of the COVID-19 pandemic. Same-hospital supplies expense decreased $100 million, or 7.8%, in the six months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes, partially offset by the increased cost of certain supplies as as a result of the COVID-19 pandemic. Same-hospital supplies expense as a percentage of net operating revenues increased by 30 basis points to 17.7% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to reduced patient revenues and the increased cost of certain supplies as a result of the COVID-19 pandemic.

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

        Other Operating Expenses, Net

        Same-hospital other operating expenses decreased by $41 million, or 4.6%, in the three months ended June 30, 2020 compared to the same period in 2019. The decline was primarily due to our execution of various strategies to improve cost efficiency, as well as reduced patient volumes as a result of the COVID-19 pandemic. There is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies. Same-hospital other operating expenses as a percentage of net operating revenues increased by 430 basis points to 28.3% for the three months ended June 30, 2020 compared to 24.0% for the three months ended June 30, 2019 primarily due to reduced patient revenues as a result of the pandemic. The changes in other operating expenses included:

•increased medical fees of $29 million;

•decreased software costs of $22 million;

•decreased consulting and legal fees of $12 million;

•decreased costs of contracted services of $9 million;

•decreased malpractice expense of $2 million; and

•decreased costs of $17 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues.

Same-hospital other operating expenses decreased by $80 million, or 4.5%, in the six months ended June 30, 2020 compared to the same period in 2019. Same-hospital other operating expenses as a percentage of net operating revenues increased by 130 basis points to 25.6% in the six months ended June 30, 2020 compared to 24.3% for the six months ended June 30, 2019 primarily due to reduced patient revenues as a result of the COVID-19 pandemic. The changes in other operating expenses included:

•increased medical fees of $57 million;

•decreased software costs of $34 million;

•decreased consulting and legal fees of $23 million;

•decreased costs of contracted services of $8 million;

•decreased malpractice expense of $41 million; and

•decreased costs of $29 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues.

        Ambulatory Care Segment

        Our Ambulatory Care segment is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals. USPI operates its surgical facilities in partnership with local physicians and, in many of these facilities, a healthcare system partner. We hold an ownership interest in each facility, with each being operated through a separate legal entity in most cases. USPI operates facilities on a day-to-day basis through management services contracts. Our sources of earnings from each facility consist of:
•management services revenues, computed as a percentage of each facility’s net revenues (often net of implicit price concessions); and
•our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by USPI.

        Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (107 of 350 facilities at June 30, 2020), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 243 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

        For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in two line items:

•equity in earnings of unconsolidated affiliates—our share of the net income (loss) of each facility, which is based on the facility’s net income (loss) and the percentage of the facility’s outstanding equity interests owned by USPI; and

•management and administrative services revenues, which is included in our net operating revenues—income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less implicit price concessions.

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

        Results of Operations

        The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Ambulatory Care Results of Operations	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net operating revenues	$368	$524	(29.8)%	$858	$1,004	(14.5)%
Grant income	$37	$—	N/A	$37	$—	N/A
Equity in earnings of unconsolidated affiliates	$35	$34	2.9%	$61	$65	(6.2)%
Salaries, wages and benefits	$119	$157	(24.2)%	$281	$310	(9.4)%
Supplies	$79	$108	(26.9)%	$191	$207	(7.7)%
Other operating expenses, net	$75	$86	(12.8)%	$161	$168	(4.2)%

        Our Ambulatory Care net operating revenues decreased by $156 million, or 29.8%, during the three months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility net operating revenues of $166 million due primarily to the impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures as a result of the COVID-19 pandemic, as well as a decrease of $10 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $20 million. Our Ambulatory Care net operating revenues decreased by $146 million, or 14.5%, during the six months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility net operating revenues of $157 million due primarily to the COVID-19 pandemic, as well as a decrease of $15 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $26 million.

        Salaries, wages and benefits expense decreased by $38 million, or 24.2%, during the three months ended June 30, 2020 as compared to the same period in 2019. Salaries, wages and benefits expense was impacted by a decrease in same-facility salaries, wages and benefits expense of $41 million due primarily to the necessary flexing of staff as patient volumes decreased at our centers due to shelter-in-place orders and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $2 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $5 million. Salaries, wages and benefits expense decreased by $29 million, or 9.4%, during the six months ended June 30, 2020 as compared to the same period in 2019. Salaries, wages and benefits expense was impacted by a decrease in same-facility salaries, wages and benefits expense of $33 million due primarily to the COVID-19 pandemic, as well as a decrease of $3 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $7 million.

        Supplies expense decreased by $29 million, or 26.9%, during the three months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility supplies expense of $32 million due primarily to reduced patient volumes as a result of the COVID-19 pandemic, as well as a decrease of $3 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $6 million. Supplies expense decreased by $16 million, or 7.7%, during the six months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility supplies expense of $20 million as a result of the COVID-19 pandemic, as well as a decrease of $4 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $8 million.

        Other operating expenses decreased by $11 million, or 12.8%, during the three months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility other operating expenses of $14 million due primarily to strong expense management while patient volumes were reduced as a result of the COVID-19 pandemic, as well as a decrease of $2 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $5 million. Other operating expenses decreased by $7 million, or 4.2%, during the six months ended June 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility other operating expenses of $11 million due primarily to strong expense management while patient volumes were reduced as a result of the COVID-19 pandemic, as well as a decrease of $3 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $7 million.

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

Ambulatory Care Facility Growth	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net revenues	(28.2)%	(15.4)%
Cases	(33.7)%	(19.3)%
Net revenue per case	8.2%	4.8%

        Joint Ventures with Healthcare System Partners

        USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not-for-profit healthcare system partner. Accordingly, as of June 30, 2020, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Six Months Ended June 30, 2020
Facilities:
With a healthcare system partner	223
Without a healthcare system partner	127
Total facilities operated	350
Change from December 31, 2019
Acquisitions	5
De novo	2
Dispositions/Mergers	(3)
Total increase in number of facilities operated	4

During the six months ended June 30, 2020, we acquired controlling interests in one multi-specialty surgery center in each of Colorado, Tennessee and Arizona, and two in Florida. We paid cash totaling approximately $55 million for these acquisitions. All of these acquired facilities are jointly owned with local physicians, and a healthcare system partner is an owner in all of the facilities except the two facilities in Florida.

        We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the six months ended June 30, 2020, we invested approximately $1 million in such transactions.

        Conifer Segment

        Our Conifer segment generated net operating revenues of $305 million and $355 million during the three months ended June 30, 2020 and 2019, respectively, and $637 million and $704 million during the six months ended June 30, 2020 and 2019, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $17 million and $24 million, or 8.1% and 5.8%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Conifer revenues from third-party customers were negatively impacted by (i) the wind-down and termination of contracts for facilities its clients previously owned then divested, (ii) other client terminations at the end of their contract terms and (iii) the impact of the COVID-19 pandemic on the revenue of Conifer's clients.

        Salaries, wages and benefits expense for Conifer decreased $22 million, or 11.8%, in the three months ended June 30, 2020 compared to the same period in 2019, and decreased $28 million, or 7.5%, in the six months ended June 30, 2020 compared to the same period in 2019, in both cases primarily due to furloughs and headcount reductions throughout the organization.

        Other operating expenses for Conifer increased $2 million, or 3.1%, in the three months ended June 30, 2020 compared to the same period in 2019, and increased $3 million, or 2.3%, in the six months ended June 30, 2020 compared to the same period in 2019.

        Agreements document the current terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer; however, execution of a restructured services agreement between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s contract with Tenet represented 39.1% of the net operating revenues Conifer recognized in the six months ended June 30, 2020.

        Consolidated

        Impairment and Restructuring Charges, and Acquisition-Related Costs

        During the three months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $54 million, consisting of $49 million of restructuring charges and $5 million of impairment charges. Restructuring charges consisted of $27 million of employee severance costs, $10 million related to our Global Business Center in the Philippines, and $12 million of other restructuring costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2020 were comprised of $32 million from our Hospital Operations segment, $7 million from our Ambulatory Care segment and $15 million from our Conifer segment.

During the three months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $36 million, consisting of $4 million of impairment charges, $31 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $11 million of employee severance costs, $1 million of contract and lease termination fees, and $19 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended June 30, 2019 were comprised of $26 million from our Hospital Operations segment, $2 million from our Ambulatory Care segment and $8 million from our Conifer segment.

During the six months ended June 30, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $109 million, consisting of $5 million of impairment charges, $103 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $37 million of employee severance costs, $25 million related to our Global Business Center in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $1 million of contract and lease termination fees, and $17 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the six months ended June 30, 2020 were comprised of $50 million from our Hospital Operations segment, $31 million from our Ambulatory Care segment and $28 million from our Conifer segment.

During the six months ended June 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $55 million, consisting of $5 million of impairment charges, $47 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $18 million of employee severance costs, $2 million of contract and lease termination fees, and $27 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the six months ended June 30, 2019 were comprised of $36 million from our Hospital Operations segment, $5 million from our Ambulatory Care segment and $14 million from our Conifer segment.

        Litigation and Investigation Costs

        Litigation and investigation costs for the three months ended June 30, 2020 and 2019 were $2 million and $18 million, respectively. Litigation and investigation costs for the six months ended June 30, 2020 and 2019 were $4 million and $31 million, respectively.

        Net Gains (Losses) on Sales, Consolidation and Deconsolidation of Facilities

        During the three months ended June 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily due to a post-closing adjustment on the sale of three of our hospitals in the Chicago-area.

        During the three months ended June 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $1 million, primarily comprised of a $2 million loss related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by a $1 million of gains on the sale of our Chicago-area facilities.

During the six months ended June 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $3 million, primarily comprised of gains of $11 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by $5 million of post-closing adjustments on the sale of three of our hospitals in the Chicago-area and $3 million of post-closing adjustments on the sale of MacNeal Hospital.

        During the six months ended June 30, 2019, we recorded net losses on sales, consolidation and deconsolidation of facilities of approximately $2 million, primarily comprised of a $6 million loss on the sale of our Chicago-area facilities, partially offset by $3 million of gains related to consolidation changes of certain USPI businesses due to ownership changes, as well as post-closing adjustments on several other divestitures.

        Interest Expense

        Interest expense for the three months ended June 30, 2020 was $255 million compared to $247 million for the same period in 2019. Interest expense for both the six month periods ended June 30, 2020 and 2019 was $498 million.

        Loss From Early Extinguishment of Debt

        Loss from early extinguishment of debt was $4 million for both the three and six month periods ended June 30, 2020. Loss from early extinguishment of debt was zero and $47 million for the three and six months ended June 30, 2019, respectively. The loss in the 2020 period included $8 million due to the debt repurchase transactions described in Note 6 to the accompanying Condensed Consolidated Financial Statements partially offset by $4 million of gains on extinguishment of mortgage notes. The loss in the 2019 period was due to the debt transactions described in Note 8 to the Consolidated Financial Statements in our Annual Report.

        Income Tax Expense

        During the three months ended June 30, 2020, we recorded income tax expense of $45 million in continuing operations on pre-tax income of $214 million compared to income tax expense of $33 million on pre-tax income of $152 million during the three months ended June 30, 2019. During the six months ended June 30, 2020, we recorded an income tax benefit of $30 million in continuing operations on pre-tax income of $299 million compared to income tax expense of $53 million on pre-tax income of $236 million during the six months ended June 30, 2019. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax expense at statutory federal rate of 21%	$45	$32	$63	$50
State income taxes, net of federal income tax benefit	10	6	15	9
Tax benefit attributable to noncontrolling interests	(16)	(19)	(30)	(36)
Nontaxable gains	—	—	3	(1)
Stock-based compensation	—	1	—	—
Change in valuation allowance	2	11	(88)	35
Other items	4	2	7	(4)
Income tax expense (benefit)	$45	$33	$(30)	$53

        As a result of the change in the business interest expense disallowance rules, as discussed in Note 14 to the accompanying Condensed Consolidated Financial Statements, we recorded an income tax benefit of $88 million during the six months ended June 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

        Net Income Available to Noncontrolling Interests

        Net income available to noncontrolling interests was $81 million for the three months ended June 30, 2020 compared to $95 million for the three months ended June 30, 2019. Net income available to noncontrolling interests for the three months ended June 30, 2020 was comprised of $6 million related to our Hospital Operations segment, $63 million related to our

Ambulatory Care segment and $12 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $2 million related to the minority interests in USPI.

Net income available to noncontrolling interests was $147 million for the six months ended June 30, 2020 compared to $179 million for the six months ended June 30, 2019. Net income available (loss attributable) to noncontrolling interests for the six months ended June 30, 2020 was comprised of $(1) million related to our Hospital Operations segment, $120 million related to our Ambulatory Care segment and $28 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $3 million related to the minority interests in USPI.

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

        The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Net income available to Tenet Healthcare Corporation common shareholders	$88	$26	$181	$14
Less: Net income available to noncontrolling interests	(81)	(95)	(147)	(179)
Income (loss) from discontinued operations, net of tax	—	2	(1)	10
Income from continuing operations	169	119	329	183
Income tax benefit (expense)	(45)	(33)	30	(53)
Loss from early extinguishment of debt	(4)	—	(4)	(47)
Other non-operating income (expense), net	2	(1)	3	—
Interest expense	(255)	(247)	(498)	(498)
Operating income	471	400	798	781
Litigation and investigation costs	(2)	(18)	(4)	(31)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	1	(1)	3	(2)
Impairment and restructuring charges, and acquisition-related costs	(54)	(36)	(109)	(55)
Depreciation and amortization	(206)	(214)	(409)	(422)
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	—	—	—	(1)
Adjusted EBITDA	$732	$669	$1,317	$1,292

Net operating revenues	$3,648	$4,560	$8,168	$9,105
Less: Net operating revenues from health plans	—	1	—	1
Adjusted net operating revenues	$3,648	$4,559	$8,168	$9,104

Net income available to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	2.4%	0.6%	2.2%	0.2%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	20.1%	14.7%	16.1%	14.2%

LIQUIDITY AND CAPITAL RESOURCES

        CASH REQUIREMENTS

        There have been no material changes to our obligations to make future cash payments under contracts, such as debt and lease agreements, and under contingent commitments, such as standby letters of credit and minimum revenue guarantees, as disclosed in our Annual Report, except for additional lease obligations and the long-term debt transactions disclosed in Notes 1 and 6 to our accompanying Condensed Consolidated Financial Statements.

        At June 30, 2020, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.49x. This ratio at June 30, 2020 was temporarily impacted by the increase in cash received from advances from Medicare. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may issue equity or convertible securities, and we may seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and our Q1’20 10-Q, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

        Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $288 million and $336 million in the six months ended June 30, 2020 and 2019, respectively. We have reduced our planned capital expenditures for 2020 by approximately 40%. We now anticipate that our capital expenditures for continuing operations for the year ending December 31, 2020 will total approximately $400 million to $450 million, including $136 million that was accrued as a liability at December 31, 2019.

        Interest payments, net of capitalized interest, were $465 million and $484 million in the six months ended June 30, 2020 and 2019, respectively.

        Income tax payments, net of tax refunds, were $5 million in the six months ended June 30, 2020 compared to $13 million in the six months ended June 30, 2019.

        SOURCES AND USES OF CASH

        Our liquidity for the six months ended June 30, 2020 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had $3.514 billion of cash and cash equivalents on hand at June 30, 2020 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.757 billion based on our borrowing base calculation at June 30, 2020.

        Our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

        Net cash provided by operating activities was $2.368 billion in the six months ended June 30, 2020 compared to $294 million in the six months ended June 30, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•$1.378 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$674 million of cash received from federal and state grants, including the Relief Fund;

•$89 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•An increase of $34 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

        Net cash used in investing activities was $289 million for the six months ended June 30, 2020 compared to $303 million for the six months ended June 30, 2019. The 2020 amount included an increase in proceeds from sales of marketable securities, long-term investments and other assets of $26 million. The 2019 period included proceeds from sales of facilities and other assets of $40 million due to the sale of three hospitals and hospital-affiliated operations in the Chicago area. Capital expenditures were $288 million and $336 million in the six months ended June 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $1.173 billion for the six months ended June 30, 2020 compared to net cash used in financing activities of $153 million for the six months ended June 30, 2019. The 2020 amount included proceeds from the issuance of $700 million aggregate principal amount of 7.500% senior secured first lien notes due 2025 and $600 million aggregate principal amount of 4.625% senior secured first lien notes due 2028. The 2020 amount also included $104 million of cash advances from Medicare and $38 million of stimulus grants received by our Ambulatory Care segment’s non-consolidated affiliates, as well as $142 million of payments for our purchases of $135 million aggregate principal amount of our outstanding 8.125% senior unsecured notes due 2022. The 2019 amount included proceeds from the issuance of $1.5 billion aggregate principal amount of 6.250% senior secured second lien notes due 2027, as well as the payments for our purchases of $300 million aggregate principal amount of our outstanding 6.750% senior notes due 2020, $750 million aggregate principal amount of our outstanding 7.500% senior secured second lien notes due 2022, and $468 million aggregate principal amount of our outstanding 5.500% senior unsecured notes due 2019. The 2019 amount also included net borrowings under our credit facility of $190 million.

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

        DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

        Credit Agreement.We have a senior secured revolving credit facility that, at June 30, 2020, provided for revolving loans in an aggregate principal amount of up to $1.9 billion with a $200 million subfacility for standby letters of credit. At June 30, 2020, we had no cash borrowings outstanding under the revolving credit facility, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.757 billion was available for borrowing under the revolving credit facility at June 30, 2020. At June 30, 2020, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

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

        Letter of Credit Facility. In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to increase the maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first-priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At June 30, 2020, we were in compliance with all covenants and conditions in our LC Facility. At June 30, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

        Senior Unsecured and Senior Secured Notes. In June 2020, we purchased $135 million aggregate principal amount of our 8.125% senior unsecured notes due 2022 for $142 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of $8 million in the three months ended June 30, 2020, primarily related to the write-off of associated unamortized issuance costs and the difference between the purchase price and the par value of the notes. In July 2020, we purchased $104 million aggregate principal amount of our 8.125% senior unsecured notes due 2022 for $109 million.

On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020.

On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

        For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 7 to the Consolidated Financial Statements included in our Annual Report.

        LIQUIDITY

        Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted.

While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic. In June 2020, we sold $600 million aggregate principal amount of our 2028 Senior Secured First Lien Notes. In April 2020, we sold $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes, a portion of the proceeds of which were used to repay borrowings outstanding under our Credit Agreement. In addition, we amended our Credit Agreement in April 2020 to increase our borrowing availability and make certain changes with respect to the calculation of our borrowing base. We also cut our planned capital expenditures for 2020 by approximately 40%. Furthermore, we have decreased our employee headcount throughout the organization, and we have deferred certain operating expenses that are not expected to impact our response to COVID-19. In addition, we are reducing variable costs across the enterprise as a result of softening patient volumes due to the COVID-19 pandemic. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. As more fully described under “Sources of Revenue for Our Hospital Operations Segment – Government Programs” above:

•The Medicare Fee-for-Service accelerated and advanced payment program has been expanded. During the six months ended June 30, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. We expect to repay these advances within the next year.

•Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $250 million of taxes in 2020 pursuant to this CARES Act provision.

•To address the fiscal burdens on healthcare providers created by the COVID-19 public health emergency, the CARES Act and other legislation authorized $175 billion for the Relief Fund. In the three months ended June 30, 2020, we received cash payments of $712 million due to grants from the Relief Fund and state grant programs. In July 2020, we received cash payments of $155 million from the Relief Fund. Payments from the Relief Fund are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost operating revenues and COVID-related costs, and that the providers will not seek collection of out-of-pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider.

•Effective May 1, 2020 through December 31, 2020, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers authorized by the Sequestration Transparency Act of 2020 is suspended and will resume effective January 2021. The estimated impact of this change on our operations is an increase of approximately $67 million of revenues in 2020.

•The scheduled reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020, as mandated by the Affordable Care Act, is suspended until December 1, 2020. The projected impact of this change on our operations is an increase of approximately $60 million of revenues in 2020, which is not subject to repayment.

        From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

        Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by government relief packages and our operating activities should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements and other presently known operating needs.

        Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section and other sections of this report and in our Annual Report and Q1’20 10-Q, including any costs associated with legal proceedings and government investigations.

        We do not rely on commercial paper or other short-term financing arrangements nor do we enter into repurchase agreements or other short-term financing arrangements not otherwise reported in our balance sheets. In addition, we do not have significant exposure to floating interest rates given that all of our current long-term indebtedness has fixed rates of interest except for borrowings under our Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $193 million of standby letters of credit outstanding and guarantees at June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following table presents information about certain of our market-sensitive financial instruments at June 30, 2020. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$160	$128	$2,731	$1,908	$2,488	$8,659	$16,074	$16,029
Average effective interest rates	5.7%	4.7%	8.5%	7.3%	4.9%	5.9%	6.3%

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

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at June 30, 2020 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

        Because we provide healthcare services in a highly regulated industry, we have been and expect to continue to be party to various lawsuits, claims and regulatory investigations from time to time. For information regarding material legal proceedings in which we are involved, see Note 12 to our accompanying Condensed Consolidated Financial Statements, which is incorporated by reference.

ITEM 1A. RISK FACTORS

        There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), except that the following risk factor has been updated since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 to reflect the heightened impact in the United States of the COVID-19 pandemic since we filed our Annual Report.

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

We have taken measures within the communities we serve, both voluntarily and in accordance with governmental mandates, to try to limit the spread of the virus and to mitigate the burden on the healthcare system. From mid-March through early May 2020, we suspended many elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced – and continue to impact – the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Collectively, these measures had an adverse impact on our business and financial results in the six months ended June 30, 2020, as further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. Although we have re-opened the vast majority of our outpatient facilities throughout our network in accordance with guidelines from the Centers for Medicare and Medicaid Services and other agencies, given the geographic diversity of our operations, we cannot predict when all of our facilities will be fully operational. Moreover, if an area in which we operate experiences a surge in COVID-19 cases, we may be forced to reduce services once more. Any federal, state or local law, regulation, order or other action imposing direct or indirect restrictions on our business due to the COVID-19 pandemic or otherwise may have an adverse impact on our financial condition, results of operations and cash flows.

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

Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Business closings and layoffs in the areas we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients to pay for services as rendered. Any increase in the amount of or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations. If general economic conditions continue to deteriorate or remain uncertain for an extended period of time, our liquidity and ability to repay our outstanding debt may be impacted. We may be required to engage in capital markets and other financing activities to remain operational. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, if at all.

ITEM 5. OTHER INFORMATION

On July 29, 2020, we entered into Amendment No. 5 (the “LC Amendment”) to the Letter of Credit Facility Agreement, dated as of March 7, 2014 (as amended by the LC Amendment and in effect as of July 29, 2020, the “LC Agreement”), by and among us, the letter of credit participants and issuers party thereto, and Barclays Bank PLC, as administrative agent.

The LC Amendment increased the LC Agreement’s maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. The foregoing description of the LC Amendment is a summary and is qualified in its entirety by reference to the LC Amendment, which is filed herewith as Exhibit 10(a), and is incorporated herein by reference.

ITEM 6. EXHIBITS

        Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirty-Fifth Supplemental Indenture, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 4.625% Senior Secured First Lien Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

(10)	Material Contracts

(a)
Amendment No. 5, dated as of July 29, 2020, to the Letter of Credit Facility Agreement, dated as of March 7, 2014, by and among Tenet Healthcare Corporation, the letter of credit participants and issuers party thereto, and Barclays Bank PLC, as administrative agent

(b)
Exchange and Registration Rights Agreement, dated as of June 16, 2020, among the Registrant, the guarantors party thereto and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 16, 2020)

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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: August 3, 2020	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)