Form 10-Q
period 2020-09-30
TENET HEALTHCARE CORP
filed 2020-10-30
CIK 70318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

At October 28, 2020, there were 105,517,046 shares of the Registrant’s common stock outstanding.

TENET HEALTHCARE CORPORATION
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in Millions
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,300	$262
Accounts receivable	2,479	2,743
Inventories of supplies, at cost	349	310
Income tax receivable	2	10
Assets held for sale	386	387
Other current assets	1,292	1,369
Total current assets	7,808	5,081
Investments and other assets	2,445	2,369
Deferred income taxes	436	183
Property and equipment, at cost, less accumulated depreciation and amortization ($5,906 at September 30, 2020 and $5,498 at December 31, 2019)	6,618	6,878
Goodwill	7,302	7,252
Other intangible assets, at cost, less accumulated amortization ($1,207 at September 30, 2020 and $1,092 at December 31, 2019)	1,578	1,602
Total assets	$26,187	$23,365
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$155	$171
Accounts payable	1,025	1,204
Accrued compensation and benefits	834	877
Professional and general liability reserves	285	330
Accrued interest payable	218	245
Liabilities held for sale	91	44
Contract liabilities	1,500	61
Other current liabilities	1,735	1,273
Total current liabilities	5,843	4,205
Long-term debt, net of current portion	15,561	14,580
Professional and general liability reserves	666	635
Defined benefit plan obligations	525	560
Deferred income taxes	27	27
Other long-term liabilities	1,564	1,415
Total liabilities	24,186	21,422
Commitments and contingencies
Redeemable noncontrolling interests in equity of consolidated subsidiaries	1,479	1,506
Equity:
Shareholders’ equity:
Common stock, $0.05 par value; authorized 262,500,000 shares; 153,745,411 shares issued at September 30, 2020 and 152,540,815 shares issued at December 31, 2019	7	7
Additional paid-in capital	4,826	4,760
Accumulated other comprehensive loss	(251)	(257)
Accumulated deficit	(2,542)	(2,513)
Common stock in treasury, at cost, 48,337,999 shares at September 30, 2020 and 48,344,195 shares at December 31, 2019	(2,414)	(2,414)
Total shareholders’ deficit	(374)	(417)
Noncontrolling interests	896	854
Total equity	522	437
Total liabilities and equity	$26,187	$23,365

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Dollars in Millions, Except Per-Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating revenues	$4,557	$4,568	$12,725	$13,673
Grant income	(66)	—	445	—
Equity in earnings of unconsolidated affiliates	44	38	103	114
Operating expenses:
Salaries, wages and benefits	2,142	2,172	6,193	6,468
Supplies	784	760	2,158	2,254
Other operating expenses, net	1,058	1,036	3,054	3,136
Depreciation and amortization	215	205	624	627
Impairment and restructuring charges, and acquisition-related costs	57	46	166	101
Litigation and investigation costs	9	84	13	115
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(1)	1	(4)	3
Operating income	271	302	1,069	1,083
Interest expense	(263)	(244)	(761)	(742)
Other non-operating income (expense), net	—	(3)	3	(3)
Loss from early extinguishment of debt	(312)	(180)	(316)	(227)
Income (loss) from continuing operations, before income taxes	(304)	(125)	(5)	111
Income tax benefit (expense)	197	(22)	227	(75)
Income (loss) from continuing operations, before discontinued operations	(107)	(147)	222	36
Discontinued operations:
Income from operations	1	1	—	13
Income tax expense	—	—	—	(2)
Income from discontinued operations	1	1	—	11
Net income (loss)	(106)	(146)	222	47
Less: Net income available to noncontrolling interests	90	80	237	259
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(196)	$(226)	$(15)	$(212)
Amounts available (attributable) to Tenet Healthcare Corporation common shareholders
Loss from continuing operations, net of tax	$(197)	$(227)	$(15)	$(223)
Income from discontinued operations, net of tax	1	1	—	11
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(196)	$(226)	$(15)	$(212)
Earnings (loss) per share available (attributable) to Tenet Healthcare Corporation common shareholders:
Basic
Continuing operations	$(1.87)	$(2.19)	$(0.14)	$(2.16)
Discontinued operations	0.01	0.01	—	0.11
	$(1.86)	$(2.18)	$(0.14)	$(2.05)
Diluted
Continuing operations	$(1.87)	$(2.19)	$(0.14)	$(2.16)
Discontinued operations	0.01	0.01	—	0.11
	$(1.86)	$(2.18)	$(0.14)	$(2.05)
Weighted average shares and dilutive securities outstanding (in thousands):
Basic	105,263	103,558	104,803	103,181
Diluted	105,263	103,558	104,803	103,181

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
Dollars in Millions
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(106)	$(146)	$222	$47
Other comprehensive income:
Amortization of net actuarial loss included in other non-operating expense, net	2	3	6	9
Unrealized gains on debt securities held as available-for-sale	—	—	1	—
Other comprehensive income before income taxes	2	3	7	9
Income tax benefit (expense) related to items of other comprehensive income	2	—	(1)	(2)
Total other comprehensive income, net of tax	4	3	6	7
Comprehensive net income (loss)	(102)	(143)	228	54
Less: Comprehensive income attributable to noncontrolling interests	90	80	237	259
Comprehensive loss attributable to Tenet Healthcare Corporation common shareholders	$(192)	$(223)	$(9)	$(205)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in Millions
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Net income	$222	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	624	627
Deferred income tax (benefit) expense	(246)	65
Stock-based compensation expense	38	34
Impairment and restructuring charges, and acquisition-related costs	166	101
Litigation and investigation costs	13	115
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(4)	3
Loss from early extinguishment of debt	316	227
Equity in earnings of unconsolidated affiliates, net of distributions received	(11)	(6)
Amortization of debt discount and debt issuance costs	30	25
Pre-tax income from discontinued operations	—	(13)
Other items, net	(4)	(14)
Changes in cash from operating assets and liabilities:
Accounts receivable	280	(174)
Inventories and other current assets	30	(98)
Income taxes	9	(4)
Accounts payable, accrued expenses and other current liabilities	1,546	(67)
Other long-term liabilities	205	(15)
Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements	(252)	(136)
Net cash used in operating activities from discontinued operations, excluding income taxes	(1)	(4)
Net cash provided by operating activities	2,961	713
Cash flows from investing activities:
Purchases of property and equipment — continuing operations	(374)	(492)
Purchases of businesses or joint venture interests, net of cash acquired	(61)	(23)
Proceeds from sales of facilities and other assets — continuing operations	13	44
Proceeds from sales of facilities and other assets — discontinued operations	—	17
Proceeds from sales of marketable securities, long-term investments and other assets	44	52
Purchases of marketable securities and equity investments	(41)	(25)
Other long-term assets	(4)	1
Other items, net	17	—
Net cash used in investing activities	(406)	(426)
Cash flows from financing activities:
Repayments of borrowings under credit facility	(740)	(1,880)
Proceeds from borrowings under credit facility	740	2,155
Repayments of other borrowings	(3,244)	(6,084)
Proceeds from other borrowings	3,815	5,718
Debt issuance costs	(48)	(63)
Distributions paid to noncontrolling interests	(184)	(223)
Proceeds from sale of noncontrolling interests	7	15
Purchases of noncontrolling interests	(34)	(8)
Proceeds from exercise of stock options and employee stock purchase plan	13	4
Other items, net	158	(18)
Net cash provided by (used in) financing activities	483	(384)
Net increase (decrease) in cash and cash equivalents	3,038	(97)
Cash and cash equivalents at beginning of period	262	411
Cash and cash equivalents at end of period	$3,300	$314
Supplemental disclosures:
Interest paid, net of capitalized interest	$(757)	$(705)
Income tax payments, net	$(10)	$(18)

See accompanying Notes to Condensed Consolidated Financial Statements.

TENET HEALTHCARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business and Basis of Presentation

Tenet Healthcare Corporation (together with our subsidiaries, referred to herein as “Tenet,” “we” or “us”) is a diversified healthcare services company headquartered in Dallas, Texas. Through an expansive care network that includes USPI Holding Company, Inc. (“USPI”), at September 30, 2020 we operated 65 hospitals and approximately 520 other healthcare facilities, including surgical hospitals, ambulatory surgery centers, urgent care and imaging centers, and other care sites and clinics. We also operate Conifer Health Solutions, LLC through our Conifer Holdings, Inc. (“Conifer”) subsidiary, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

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

Certain prior-year amounts have been reclassified to conform to the current year presentation. In the accompanying Condensed Consolidated Balance Sheets, contract liabilities, primarily related to Medicare advance payments we received, are now presented separately due to the fact that the balances increased substantially in 2020. In the accompanying Condensed Consolidated Statements of Operations, electronic health record incentives have been reclassified to other operating expenses, net, as they are no longer significant enough to present separately. In the accompanying Condensed Consolidated Statements of Cash Flows, purchases of marketable securities have been reclassified from other items, net within cash flows from investing activities to purchases of marketable securities and equity investments. Additionally, our financial statements and corresponding footnotes for prior periods have been recast to reflect retrospective application of the change in accounting principle discussed in the Professional and General Liability Reserves section of this note.

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

Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year. Reasons for this include, but are not limited to: the impact of the COVID-19 pandemic on our operations, business, financial condition and cash flows; overall revenue and cost trends, particularly the timing and magnitude of price changes; fluctuations in contractual allowances and cost report settlements and valuation allowances; managed care contract negotiations, settlements or terminations and payer consolidations; trends in patient accounts receivable collectability and associated implicit price concessions; fluctuations in interest rates; levels of malpractice insurance expense and settlement trends; impairment of long-lived assets and goodwill; restructuring charges; losses, costs and insurance recoveries related to natural disasters and other weather-related occurrences; litigation and investigation costs; acquisitions and dispositions of facilities and other assets; gains (losses) on sales, consolidation and deconsolidation of facilities; income tax rates and deferred tax asset valuation allowance activity; changes in estimates of accruals for annual incentive compensation; the timing and amounts of stock option and restricted stock unit grants to employees and directors; gains (losses) from early extinguishment of debt; and changes in occupancy levels and patient volumes. Factors that affect service mix, revenue mix, patient volumes and, thereby, the results of operations at our hospitals and related healthcare facilities include, but are not limited to: changes in federal, state and local healthcare and business regulations, including mandated closures and other operating restrictions; the business environment, economic conditions and demographics of local communities in which we operate; the number of uninsured and underinsured individuals in local communities treated at our hospitals; disease hotspots and seasonal cycles of illness; climate and weather conditions; physician recruitment, satisfaction, retention and attrition; advances in technology and treatments that reduce length of stay; local healthcare competitors; utilization pressure by managed care organizations, as well as managed care contract negotiations or terminations; hospital performance data on quality measures and patient satisfaction, as well as standard charges for services; any unfavorable publicity about us, or our joint venture partners, that impacts our relationships with physicians and patients; and changing consumer behavior, including with respect to the timing of elective procedures. These considerations apply to year-to-year comparisons as well.

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

Accordingly, our financial statements and corresponding footnotes for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle. We recorded the cumulative effect for the change in accounting principle as an increase of $44 million to accumulated deficit as of January 1, 2017. This change increased our accumulated deficit by $46 million, $41 million and $63 million at December 31, 2019, September 30, 2019 and December 31, 2018, respectively.

The following tables present the effects of the change in accounting principle to our financial statements:

Condensed Consolidated Balance Sheet:

	As Reported	Effect of Change in Accounting Principle	As Adjusted
At December 31, 2019:
Deferred income taxes	$169	$14	$183
Professional and general liability reserves	$585	$50	$635
Other long-term liabilities	$1,405	$10	$1,415
Accumulated deficit	$(2,467)	$(46)	$(2,513)

Condensed Consolidated Statements of Operations (in millions, except for per-share amounts):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Salaries, wages and benefits	$2,142	$—	$2,142	$6,200	$(7)	$6,193
Other operating expenses, net	$1,058	$—	$1,058	$3,088	$(34)	$3,054
Operating income	$271	$—	$271	$1,028	$41	$1,069
Income tax benefit	$197	$—	$197	$237	$(10)	$227
Net income (loss)	$(106)	$—	$(106)	$191	$31	$222
Net loss from continuing operations attributable to Tenet Healthcare Corporation common shareholders	$(197)	$—	$(197)	$(46)	$31	$(15)
Loss per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$(1.87)	$—	$(1.87)	$(0.44)	$0.30	$(0.14)
Diluted	$(1.87)	$—	$(1.87)	$(0.44)	$0.30	$(0.14)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Effect of Change in Accounting Principle	As Adjusted	As Reported	Effect of Change in Accounting Principle	As Adjusted
Salaries, wages and benefits	$2,174	$(2)	$2,172	$6,475	$(7)	$6,468
Other operating expenses, net	$1,042	$(6)	$1,036	$3,159	$(23)	$3,136
Operating income	$294	$8	$302	$1,053	$30	$1,083
Income tax expense	$(20)	$(2)	$(22)	$(67)	$(8)	$(75)
Net income (loss)	$(152)	$6	$(146)	$25	$22	$47
Net loss from continuing operations attributable to Tenet Healthcare Corporation common shareholders	$(233)	$6	$(227)	$(245)	$22	$(223)
Loss per share attributable to Tenet Healthcare Corporation common shareholders from continuing operations:
Basic	$(2.25)	$0.06	$(2.19)	$(2.37)	$0.21	$(2.16)
Diluted	$(2.25)	$0.06	$(2.19)	$(2.37)	$0.21	$(2.16)

Condensed Consolidated Statements of Cash Flows:

	Prior to Change in Accounting Principle	Effect of Change in Accounting Principle	As Reported
Nine Months Ended September 30, 2020:
Net income	$191	$31	$222
Deferred income tax benefit	$(256)	$10	$(246)
Accounts payable, accrued expenses and other current liabilities	$1,587	$(41)	$1,546
Net cash provided by operating activities	$2,961	$—	$2,961

	As Reported	Effect of Change in Accounting Principle	As Adjusted
Nine Months Ended September 30, 2019:
Net income	$25	$22	$47
Deferred income tax expense	$57	$8	$65
Accounts payable, accrued expenses and other current liabilities	$(37)	$(30)	$(67)
Net cash provided by operating activities	$713	$—	$713

Net Operating Revenues

We recognize net operating revenues in the period in which we satisfy our performance obligations under contracts by transferring services to our customers. Net operating revenues are recognized in the amounts we expect to be entitled to, which are the transaction prices allocated for the distinct services. Our business consists of our Hospital Operations and other (“Hospital Operations”) segment, our Ambulatory Care segment and our Conifer segment. Net operating revenues for our Hospital Operations and Ambulatory Care segments primarily consist of net patient service revenues, principally for patients covered by Medicare, Medicaid, managed care and other health plans, as well as certain uninsured patients under our Compact with Uninsured Patients (“Compact”) and other uninsured discount and charity programs. Net operating revenues for our Conifer segment primarily consist of revenues from providing revenue cycle management services to healthcare systems, as well as individual hospitals, physician practices, self-insured organizations, health plans and other entities.

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

Grant Income

Through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, and the Paycheck Protection Program and Health Care Enhancement Act, which was signed into law on April 24, 2020, the federal government has authorized $175 billion in payments to be distributed through the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). In the three and nine months ended September 30, 2020, we received cash payments of $178 million and $890 million, respectively, from the Provider Relief Fund and state grant programs. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and COVID-related costs as defined by the U.S. Department of Health and Human Services (“HHS”), and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. We recognize grant payments as income when there is reasonable assurance that we have complied with the conditions associated with the grant. Our estimates could change materially in the future based on our operating performance or COVID-19 activities at individual locations, as well as the government’s evolving grant compliance guidance.

In September 2020, HHS released revised guidance for the reporting requirements for providers that accepted funding from the Provider Relief Fund (“September 2020 PRF Guidance”). In addition to other changes, the September 2020 PRF Guidance significantly modified the methodology for determining lost revenues and COVID-related costs in connection with the grants. In the three months ended September 30, 2020, we recognized negative grant income reported in previous periods to comply with these revised guidelines. During the three and nine months ended September 30, 2020, we recognized net grant income of $(57) million and $417 million, respectively, in our Hospital Operations segment, and $(13) million and $36 million, respectively, in our Ambulatory Care segment. Income recognized under the Provider Relief Fund and other state grant programs is reported as grant income in our Condensed Consolidated Statements of Operations, except $(4) million and $8 million for the three and nine months ended September 30, 2020, respectively, for our Ambulatory Care segment that is included in equity in earnings of unconsolidated affiliates. We have deferred $403 million of payments, which amount is recorded in other current liabilities on our Condensed Consolidated Balance Sheet at September 30, 2020.

In October 2020, HHS further revised its guidance for reporting requirements for providers that accepted funding from the Provider Relief Fund (“October 2020 PRF Guidance”). In addition to other changes, this guidance revised the policy for transferring certain categories of grant funds among providers within a hospital system and significantly modified the methodology for determining lost revenues in connection with the grants.

Cash and Cash Equivalents

We treat highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents were $3.300 billion and $262 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, our book overdrafts were $134 million and $246 million, respectively, which were classified as accounts payable.

At September 30, 2020 and December 31, 2019, $161 million and $176 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our captive insurance subsidiaries. At September 30, 2020 and December 31, 2019, $1 million and $2 million, respectively, of total cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets were intended for the operations of our health plan-related businesses.

Also at September 30, 2020 and December 31, 2019, we had $43 million and $136 million, respectively, of property and equipment purchases accrued for items received but not yet paid. Of these amounts, $33 million and $119 million, respectively, were included in accounts payable.

During the nine months ended September 30, 2020 and 2019, we recorded right-of-use assets related to non‑cancellable finance leases of $75 million and $91 million, respectively, and related to non-cancellable operating leases of $135 million and $208 million, respectively.

Other Intangible Assets

The following tables provide information regarding other intangible assets, which are included in the accompanying Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At September 30, 2020:
Capitalized software costs	$1,696	$(1,012)	$684
Trade names	102	—	102
Contracts	879	(107)	772
Other	108	(88)	20
Total	$2,785	$(1,207)	$1,578

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
At December 31, 2019:
Capitalized software costs	$1,616	$(912)	$704
Trade names	102	—	102
Contracts	869	(94)	775
Other	107	(86)	21
Total	$2,694	$(1,092)	$1,602

Estimated future amortization of intangibles with finite useful lives at September 30, 2020 is as follows:

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Amortization of intangible assets	$890	$48	$134	$118	$106	$90	$394

We recognized amortization expense of $127 million and $138 million in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019, respectively.

Investments in Unconsolidated Affiliates

We control 244 of the facilities within our Ambulatory Care segment and, therefore, consolidate their results. We account for many of the facilities our Ambulatory Care segment operates (108 of 352 at September 30, 2020), as well as additional companies in which our Hospital Operations segment holds ownership interests, under the equity method as investments in unconsolidated affiliates and report only our share of net income as equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations. In the three and nine months ended September 30, 2020, equity in earnings of unconsolidated affiliates included $(4) million and $8 million, respectively, from PRF grants recognized by our Ambulatory Care segment’s unconsolidated affiliates. Summarized financial information for these equity method investees is included in the following table. For investments acquired during the reporting periods, amounts reflect 100% of the investee’s results beginning on the date of our acquisition of the investment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating revenues	$697	$622	$1,731	$1,809
Net income	$167	$156	$414	$447
Net income available to the investees	$101	$97	$253	$290

NOTE 2. ACCOUNTS RECEIVABLE

The principal components of accounts receivable are shown in the table below:

	September 30, 2020	December 31, 2019
Continuing operations:
Patient accounts receivable	$2,278	$2,567
Estimated future recoveries	158	162
Net cost reports and settlements receivable and valuation allowances	42	12
	2,478	2,741
Discontinued operations	1	2
Accounts receivable, net	$2,479	$2,743

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

We had $325 million and $256 million of receivables recorded in other current assets and investments and other assets, respectively, and $147 million and $43 million of payables recorded in other current liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at September 30, 2020 related to California’s provider fee program. We had $316 million and $213 million of receivables recorded in other current assets and investments and other assets, respectively, and $115 million and $57 million of payables recorded in other current liabilities and other long‑term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2019 related to California’s provider fee program.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Estimated costs for:
Uninsured patients	$165	$171	$466	$493
Charity care patients	30	41	113	116
Total	$195	$212	$579	$609

NOTE 3. CONTRACT BALANCES

Hospital Operations Segment

Amounts related to services provided to patients for which we have not billed and that do not meet the conditions of unconditional right to payment at the end of the reporting period are contract assets. For our Hospital Operations segment, our contract assets consist primarily of services that we have provided to patients who are still receiving inpatient care in our facilities at the end of the reporting period. Our Hospital Operations segment’s contract assets are included in other current assets in the accompanying Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. Approximately 85% of our Hospital Operations segment’s contract assets meet the conditions for unconditional right to payment and are reclassified to patient receivables within 90 days.

In certain circumstances, when a hospital is experiencing financial difficulty due to delays in receiving payment for the Medicare services it provided, it may be eligible for an accelerated or advance payment pursuant to the Medicare accelerated payment program. The CARES Act revised the Medicare accelerated payment program in an attempt to disburse payments to hospitals more quickly to mitigate shortfalls due to delays in non-essential procedures, as well as staffing and billing disruptions. In the nine months ended September 30, 2020, our Hospital Operations segment received advance payments from the Medicare accelerated payment program following expansion of the program under the CARES Act. These advance payments are recorded as contract liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2020, except for $49 million related to our hospitals and other operations in the Memphis area, which payments are recorded as liabilities held for sale. As further discussed in Note 19, the repayment terms for Medicare advance payments were modified through the passage of the Continuing Appropriations Act, 2021 and Other Extensions Act on October 1, 2020.

The opening and closing balances of contract assets and contract liabilities for our Hospital Operations segment are as follows:

		Contract Liability –
		Current
	Contract Assets	Advances from Medicare
December 31, 2019	$170	$—
September 30, 2020	171	1,270
Increase	$1	$1,270

December 31, 2018	$169	$—
September 30, 2019	163	—
Decrease	$(6)	$—

Ambulatory Care Segment

In the nine months ended September 30, 2020, our Ambulatory Care segment also received advance payments from the Medicare accelerated payment program following expansion of the program under the CARES Act. The opening and closing balances of contract liabilities for our Ambulatory Care segment are as follows:

Contract Liability –
Current
Advances from Medicare
December 31, 2019	$—
September 30, 2020	172
Increase	$172

December 31, 2018	$—
September 30, 2019	—
Increase	$—

Conifer Segment

Conifer enters into contracts with customers to provide revenue cycle management and other services, such as value‑based care, consulting and project services. The payment terms and conditions in our customer contracts vary. In some cases, customers are invoiced in advance and (for other than fixed-price fee arrangements) a true-up to the actual fee is included on a subsequent invoice. In other cases, payment is due in arrears. In addition, some contracts contain performance incentives, penalties and other forms of variable consideration. When the timing of Conifer’s delivery of services is different from the timing of payments made by the customers, Conifer recognizes either unbilled revenue (performance precedes contractual right to invoice the customer) or deferred revenue (customer payment precedes Conifer service performance). In the following table, customers that prepay prior to obtaining control/benefit of the service are represented by deferred contract revenue until the performance obligations are satisfied. Unbilled revenue represents arrangements in which Conifer has provided services to and the customer has obtained control/benefit of services prior to the contractual invoice date. Contracts with payment in arrears are recognized as receivables in the month the service is performed.

The opening and closing balances of Conifer’s receivables, contract asset, and current and long-term contract liabilities are as follows:

			Contract Liability –	Contract Liability –
		Contract Asset –	Current	Long-Term
	Receivables	Unbilled Revenue	Deferred Revenue	Deferred Revenue
December 31, 2019	$26	$11	$61	$18
September 30, 2020	29	13	58	17
Increase/(decrease)	$3	$2	$(3)	$(1)

December 31, 2018	$42	$11	$61	$20
September 30, 2019	86	11	72	19
Increase/(decrease)	$44	$—	$11	$(1)

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

The amount of revenue Conifer recognized in the nine months ended September 30, 2020 and 2019 that was included in the opening current deferred revenue liability was $61 million and $57 million, respectively. This revenue consists primarily of prepayments for those customers who are billed in advance, changes in estimates related to metric-based services, and up‑front integration services that are recognized over the services period.

Contract Costs

We have elected to apply the practical expedient provided by FASB Accounting Standards Codification (“ASC”) 340-40-25-4 and expense as incurred the incremental customer contract acquisition costs for contracts in which the amortization period of the asset is one year or less. However, incremental costs incurred to obtain and fulfill customer contracts for which the amortization period of the asset is longer than one year, which consist primarily of Conifer deferred contract setup costs, are capitalized and amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related contract. In both of the three and nine-month periods ended September 30, 2020 and 2019, we recognized amortization expense related to these incremental costs of $2 million and $4 million, respectively. At both September 30, 2020 and December 31, 2019, the unamortized customer contract costs were $25 million, and are presented as investments and other assets in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE

In the three months ended September 30, 2020, a building we own in the Philadelphia area met the criteria to be classified as held for sale. As a result, we have classified the building and related assets totaling $14 million as “assets held for sale” in current assets in the accompanying Condensed Consolidated Balance Sheet at September 30, 2020.

In the three months ended December 31, 2019, two of our hospitals and other operations in the Memphis area met the criteria to be classified as held for sale. As a result, we have classified these assets totaling $372 million as “assets held for sale” in current assets and the related liabilities of $91 million classified as “liabilities held for sale” in current liabilities in the accompanying Condensed Consolidated Balance Sheet at September 30, 2020.

Assets and liabilities classified as held for sale at September 30, 2020 were comprised of the following:

Accounts receivable	$85
Other current assets	24
Investments and other long-term assets	7
Property and equipment	206
Other intangible assets	22
Goodwill	42
Contract liabilities	(49)
Other current liabilities	(34)
Long-term liabilities	(8)
Net assets held for sale	$295

The following table provides information on significant components of our business that have been recently disposed of or are classified as held for sale at September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Significant disposals:
Income (loss) from continuing operations, before income taxes
Chicago area (includes a $5 million loss and a $6 million loss on sale in the 2020 and 2019 periods, respectively)	$2	$—	$—	$(11)
Total	$2	$—	$—	$(11)

Significant planned divestitures classified as held for sale:
Income (loss) from continuing operations, before income taxes
Memphis area	$(5)	$4	$23	$9
Total	$(5)	$4	$23	$9
NOTE 5. IMPAIRMENT AND RESTRUCTURING CHARGES, AND ACQUISITION-RELATED COSTS

During the nine months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $166 million, consisting of $8 million of impairment charges, $155 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $53 million of employee severance costs, $40 million related to our Global Business Center in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $15 million of contract and lease termination fees, and $24 million of other restructuring costs.

Acquisition-related costs consisted of $3 million of transaction costs. Our impairment charges for the nine months ended September 30, 2020 were comprised of $2 million from our Hospital Operations segment, $5 million from our Ambulatory Care segment and $1 million from our Conifer segment.

During the nine months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition‑related costs of $101 million, consisting of $7 million of impairment charges, $90 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $38 million of employee severance costs, $3 million of contract and lease termination fees, and $49 million of other restructuring costs. Acquisition-related costs consisted of $4 million of transaction costs. Our impairment charges for the nine months ended September 30, 2019 were comprised of $4 million from our Hospital Operations segment and $3 million from our Ambulatory Care segment.

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

At September 30, 2020, our continuing operations consisted of three reportable segments, Hospital Operations, Ambulatory Care and Conifer. Our segments are reporting units used to perform our goodwill impairment analysis.

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

NOTE 6. LONG-TERM DEBT

The table below shows our long-term debt at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Senior unsecured notes:
8.125% due 2022	$—	$2,800
6.750% due 2023	1,872	1,872
7.000% due 2025	478	478
6.125% due 2028	2,500	—
6.875% due 2031	362	362
Senior secured first lien notes:
4.625% due 2024	1,870	1,870
4.625% due 2024	600	600
7.500% due 2025	700	—
4.875% due 2026	2,100	2,100
5.125% due 2027	1,500	1,500
4.625% due 2028	600	—
Senior secured second lien notes:
5.125% due 2025	1,410	1,410
6.250% due 2027	1,500	1,500
Finance leases and mortgage notes	408	445
Unamortized issue costs and note discounts	(184)	(186)
Total long-term debt	15,716	14,751
Less current portion	155	171
Long-term debt, net of current portion	$15,561	$14,580
Senior Unsecured and Senior Secured Notes

On September 16, 2020, we sold $2.500 billion aggregate principal amount of 6.125% senior notes, which will mature on October 1, 2028 (the “2028 Senior Notes”). We will pay interest on the 2028 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. The proceeds from the sale of the 2028 Senior Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $2.556 billion aggregate principal amount then outstanding of our 8.125% senior unsecured notes due 2022 (the “2022 Senior Notes”) for approximately $2.843 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately

$305 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

In August and July 2020, we purchased approximately $109 million aggregate principal amount of our 2022 Senior Notes for approximately $114 million. In connection with the purchases, we recorded losses from early extinguishment of debt totaling $7 million in the three months ended September 30, 2020, primarily related to the differences between the purchase prices and the par values of the 2022 Senior Notes, as well as the write-offs of associated unamortized issuance costs.

In June 2020, we purchased approximately $135 million aggregate principal amount of our 2022 Senior Notes for approximately $142 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $8 million in the three months ended June 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020.

On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

Credit Agreement

We have a senior secured revolving credit facility that provides for revolving loans in an aggregate principal amount of up to $1.9 billion with a $200 million subfacility for standby letters of credit. We amended our credit agreement (as amended, the “Credit Agreement”) in April 2020 to, among other things, (i) increase the aggregate revolving credit commitments from the previous limit of $1.5 billion to $1.9 billion, subject to borrowing availability, and (ii) increase the advance rate and raise limits on certain eligible accounts receivable in the calculation of the borrowing base, in each case, for an incremental period of 364 days (the “incremental period”). At September 30, 2020, we had no cash borrowings outstanding under the Credit Agreement, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.777 billion was available for borrowing under the revolving credit facility at September 30, 2020.

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

Outstanding revolving loans accrued interest during a one-month initial period following the April 2020 amendment at the rate of either (i) a base rate plus a margin of 0.75% per annum or (ii) the London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% per annum. Thereafter, outstanding revolving loans accrue interest at either (i) a base rate plus a margin ranging from 0.50% to 1.00% per annum during the incremental period and 0.25% to 0.75% per annum thereafter, or (ii) LIBOR plus a margin ranging from 1.50% to 2.00% per annum during the incremental period and 1.25% to 1.75% per annum thereafter, in each case based on available credit. An unused commitment fee payable on the undrawn portion of the revolving loans ranges from 0.25% to 0.375% per annum based on available credit. Our borrowing availability is based on a specified percentage of eligible inventory and accounts receivable, including self-pay accounts.

Letter of Credit Facility

In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to increase the maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes.

Drawings under any letter of credit issued under the LC Facility that we have not reimbursed within three business days after notice thereof accrue interest at a base rate plus a margin of 0.50% per annum. An unused commitment fee is payable at an initial rate of 0.25% per annum with a step up to 0.375% per annum should our secured-debt-to-EBITDA ratio equal or exceed 3.00 to 1.00 at the end of any fiscal quarter. A fee on the aggregate outstanding amount of issued but undrawn letters of credit accrues at a rate of 1.50% per annum. An issuance fee equal to 0.125% per annum of the aggregate face amount of each outstanding letter of credit is payable to the account of the issuer of the related letter of credit. At September 30, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

NOTE 7. GUARANTEES

At September 30, 2020, the maximum potential amount of future payments under our income guarantees to certain physicians who agree to relocate and revenue collection guarantees to hospital-based physician groups providing certain services at our hospitals was $146 million. We had a total liability of $110 million recorded for these guarantees included in other current liabilities at September 30, 2020.

At September 30, 2020, we also had issued guarantees of the indebtedness and other obligations of our investees to third parties, the maximum potential amount of future payments under which was approximately $24 million. Of the total, $10 million relates to the obligations of consolidated subsidiaries, which obligations are recorded in the accompanying Condensed Consolidated Balance Sheet at September 30, 2020.

NOTE 8. EMPLOYEE BENEFIT PLANS

Share-Based Compensation Plans

We have granted options and restricted stock units to certain of our employees and directors pursuant to our stock incentive plans. Options have an exercise price equal to the fair market value of the shares on the date of grant and generally expire 10 years from the date of grant. A restricted stock unit is a contractual right to receive one share of our common stock in the future, and the fair value of the restricted stock unit is based on our share price on the grant date. Typically, options and time-based restricted stock units vest one-third on each of the first three anniversary dates of the grant; however, certain special retention awards may have different vesting terms. In addition, restricted stock unit grants we make to our non-employee directors as part of their annual compensation vest immediately and are settled on the third anniversary of the date of grant, while initial grants to directors vest immediately but settle upon separation from the board.

We also grant performance-based options and performance-based restricted stock units that vest subject to the achievement of specified performance goals within a specified time frame. These awards generally vest and are settled on the third anniversary of the grant date with payouts ranging from 0% to 200% of the target value depending upon the level of achievement. For certain of our performance-based awards, the number of options or restricted stock units that ultimately vest is subject to adjustment based on the achievement of a market-based condition. The fair value of these awards is estimated using a discrete model to analyze the fair value of the subject shares. The discrete model utilizes multiple stock paths, through the use of a Monte Carlo simulation, which paths are then analyzed to determine the fair value of the subject shares.

At September 30, 2020, assuming outstanding performance-based restricted stock units and options for which performance has not yet been determined will achieve target performance, approximately 6.1 million shares of common stock were available under our 2019 Stock Incentive Plan for future stock option grants and other equity incentive awards, including restricted stock units. The accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019 include $38 million and $34 million, respectively, of pre-tax compensation costs related to our stock-based compensation arrangements.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Life
			(In Millions)
Outstanding at December 31, 2019	1,960,992	$20.24
Exercised	(472,304)	19.02
Forfeited/Expired	(11,326)	20.60
Outstanding at September 30, 2020	1,477,362	$20.63	$7	5.4 years
Vested and expected to vest at September 30, 2020	1,477,362	$20.63	$7	5.4 years
Exercisable at September 30, 2020	797,819	$17.98	$5	3.9 years

There were 472,304 and 76,159 stock options exercised during the nine months ended September 30, 2020 and 2019, respectively, with aggregate intrinsic values of $3 million and $1 million, respectively.

At September 30, 2020, there were $2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about our outstanding stock options at September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$16.43 to $19.759	756,152	4.0 years	$17.61	756,152	$17.61
$19.76 to $35.430	721,210	6.8 years	23.80	41,667	24.83
	1,477,362	5.4 years	$20.63	797,819	$17.98

Restricted Stock Units

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2019	1,463,499	$25.08
Granted	1,720,004	27.61
Vested	(713,627)	25.57
Forfeited	(263,077)	32.96
Unvested at September 30, 2020	2,206,799	$25.80

In the nine months ended September 30, 2020, we granted an aggregate of 1,720,004 restricted stock units. Of these, 583,335 will vest and be settled ratably over a three-year period from the grant date, 104,167 will vest and be settled ratably over a four-year period from the grant date, 359,713 will vest and be settled ratably over 11 quarterly periods from the grant date, and 13,805 will vest and be settled on the third anniversary of the grant date. The vesting of 555,550 performance-based restricted stock units we granted in the nine months ended September 30, 2020 is contingent on our achievement of specified performance goals for the years 2020 to 2023. In addition, in May 2020, we made an annual grant of 103,434 restricted stock units to our non-employee directors for the 2020-2021 board service year.

In the nine months ended September 30, 2019, we granted an aggregate of 1,460,753 restricted stock units. Of these, 337,848 will vest and be settled ratably over a three-year period from the grant date, 566,172 will vest and be settled ratably over nine quarterly periods from the grant date, and 340,931 will vest and be settled on the third anniversary of the grant date. Also during the nine months ended September 30, 2019, we made an annual grant of 100,444 restricted stock units to our non‑employee directors for the 2019-2020 board service year. In addition, because the board of directors appointed one new member in August 2019, we made an initial grant totaling 3,003 restricted stock units, as well as an annual grant totaling 7,978 restricted stock units. We also granted 7,427 additional restricted stock units that vested and settled immediately as a result of our level of achievement with respect to a performance goal on a 2013 grant and 96,950 additional restricted stock units as a result of our level of achievement with respect to a performance goal on 2014 grant.

At September 30, 2020, there were $37 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a weighted average period of 1.9 years.

USPI Management Equity Plan

In February 2020, USPI’s previous management equity plan and all unvested options granted under the plan were terminated in accordance with the terms of the plan as previously disclosed. USPI repurchased all vested options and all shares of USPI stock acquired upon exercise of an option for approximately $35 million. USPI then adopted a new restricted stock plan whereby USPI granted 2,444,049 shares of restricted non-voting common stock to eligible plan participants in the three months ended March 31, 2020. The restricted stock units vest 20% in each of the first three years on the anniversary of the grant date with the remaining 40% vesting on the fourth anniversary of the grant date. At September 30, 2020, 2,294,330 shares of restricted stock units were outstanding, all of which are expected to vest. The first vesting of these shares, which includes 441,062 shares, is expected to occur in February 2021. Once the requisite holding period is met, during specified times the participant can sell the underlying shares to USPI at their estimated fair market value. Our purchase of any non-voting common shares can be made in cash or in shares of Tenet’s common stock.

Employee Retirement Plans

In the nine months ended September 30, 2020 and 2019, we recognized (i) service cost related to one of our frozen nonqualified defined benefit pension plans of less than $1 million for both periods in salaries, wages and benefits expense, and (ii) other components of net periodic pension cost and net periodic postretirement benefit cost related to our frozen qualified and nonqualified defined benefit plans of $6 million and $16 million, respectively, in other non-operating income (expense), net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 9. EQUITY

Changes in Shareholders’ Equity

The following tables show the changes in consolidated equity during the nine months ended September 30, 2020 and 2019 (dollars in millions, share amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2019	104,197	$7	$4,760	$(257)	$(2,513)	$(2,414)	$854	$437
Net income	—	—	—	—	93	—	32	125
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(40)	(40)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases (sales) of businesses and noncontrolling interests	—	—	(30)	—	—	—	15	(15)
Cumulative effect of accounting change	—	—	—	—	(14)	—	—	(14)
Stock-based compensation expense, tax benefit and issuance of common stock	331	—	10	—	—	—	—	10
Balances at March 31, 2020	104,528	$7	$4,739	$(256)	$(2,434)	$(2,414)	$861	$503
Net income	—	—	—	—	88	—	35	123
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	1	—	—	—	1
Accretion of redeemable noncontrolling interests	—	—	(2)	—	—	—	—	(2)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Stock-based compensation expense, tax benefit and issuance of common stock	374	—	16	—	—	—	—	16
Balances at June 30, 2020	104,902	$7	$4,751	$(255)	$(2,346)	$(2,414)	$890	$633
Net income (loss)	—	—	—	—	(196)	—	48	(148)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Other comprehensive income	—	—	—	4	—	—	—	4
Accretion of redeemable noncontrolling interests	—	—	(1)	—	—	—	—	(1)
Purchases of businesses and noncontrolling interests	—	—	58	—	—	—	4	62
Stock-based compensation expense, tax benefit and issuance of common stock	505	—	18	—	—	—	—	18
Balances at September 30, 2020	105,407	$7	$4,826	$(251)	$(2,542)	$(2,414)	$896	$522

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Issued Par Amount
Balances at December 31, 2018	102,537	$7	$4,747	$(223)	$(2,299)	$(2,414)	$806	$624
Net income (loss)	—	—	—	—	(12)	—	37	25
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(37)	(37)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(5)	—	—	—	—	(5)
Purchases (sales) of businesses and noncontrolling interests	—	—	(2)	—	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	1	—	—	1
Stock-based compensation expense, tax benefit and issuance of common stock	543	—	8	—	—	—	—	8
Balances at March 31, 2019	103,080	$7	$4,748	$(221)	$(2,310)	$(2,414)	$808	$618
Net income	—	—	—	—	26	—	47	73
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(35)	(35)
Other comprehensive income	—	—	—	2	—	—	—	2
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases of businesses and noncontrolling interests	—	—	—	—	—	—	5	5
Stock-based compensation expense, tax benefit and issuance of common stock	256	—	11	—	—	—	—	11
Balances at June 30, 2019	103,336	$7	$4,755	$(219)	$(2,284)	$(2,414)	$825	$670
Net income (loss)	—	—	—	—	(226)	—	45	(181)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(46)	(46)
Other comprehensive income	—	—	—	3	—	—	—	3
Accretion of redeemable noncontrolling interests	—	—	(4)	—	—	—	—	(4)
Purchases (sales) of businesses and noncontrolling interests	—	—	(5)	—	—	—	6	1
Stock-based compensation expense, tax benefit and issuance of common stock	436	—	5	—	—	—	—	5
Balances at September 30, 2019	103,772	$7	$4,751	$(216)	$(2,510)	$(2,414)	$830	$448

Our noncontrolling interests balances at September 30, 2020 and December 31, 2019 were comprised of $120 million and $114 million, respectively, from our Hospital Operations segment, and $776 million and $740 million, respectively, from our Ambulatory Care segment. Our net income available to noncontrolling interests for the nine months ended September 30, 2020 and 2019 in the table above were comprised of $9 million and $10 million, respectively, from our Hospital Operations segment, and $106 million and $119 million, respectively, from our Ambulatory Care segment.

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

The table below shows our sources of net operating revenues from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Hospital Operations:
Net patient service revenues from hospitals and related outpatient facilities:
Medicare	$662	$697	$1,964	$2,176
Medicaid	251	284	791	914
Managed care	2,374	2,357	6,519	7,041
Uninsured	50	44	112	56
Indemnity and other	171	184	491	508
Total	3,508	3,566	9,877	10,695
Other revenues(1)	295	284	848	844
Hospital Operations total prior to inter-segment eliminations	3,803	3,850	10,725	11,539
Ambulatory Care	565	522	1,423	1,526
Conifer	325	336	962	1,040
Inter-segment eliminations	(136)	(140)	(385)	(432)
Net operating revenues	$4,557	$4,568	$12,725	$13,673

(1)	Primarily physician practices revenues.

Adjustments for prior-year cost reports and related valuation allowances, principally related to Medicare and Medicaid, increased revenues in the nine months ended September 30, 2020 and 2019 by $3 million and $24 million, respectively. Estimated cost report settlements and valuation allowances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets (see Note 2). We believe that we have made adequate provision for any adjustments that may result from final determination of amounts earned under all the above arrangements with Medicare and Medicaid.

The table below shows the composition of net operating revenues for our Ambulatory Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net patient service revenues	$532	$490	$1,345	$1,437
Management fees	23	23	60	69
Revenue from other sources	10	9	18	20
Net operating revenues	$565	$522	$1,423	$1,526

The table below shows the composition of net operating revenues for our Conifer segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue cycle services – Tenet	$132	$136	$375	$420
Revenue cycle services – other customers	170	175	518	542
Other services – Tenet	4	4	10	12
Other services – other customers	19	21	59	66
Net operating revenues	$325	$336	$962	$1,040

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

		Three Months Ending	Years Ending				Later Years
		December 31,
	Total	2020	2021	2022	2023	2024
Performance obligations	$6,685	$147	$585	$583	$583	$532	$4,255
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

Professional and General Liability Reserves

We are self-insured for the majority of our professional and general liability claims and purchase insurance from third‑parties to cover catastrophic claims. At September 30, 2020 and December 31, 2019, the aggregate current and long-term professional and general liability reserves in the accompanying Condensed Consolidated Balance Sheets were $951 million and $965 million, respectively. These reserves include the reserves recorded by our captive insurance subsidiaries and our self‑insured retention reserves recorded based on modeled estimates for the portion of our professional and general liability risks, including incurred but not reported claims, for which we do not have insurance coverage. As discussed in Note 1, in the three months ended March 31, 2020, we changed our method of accounting for our estimated professional and general liability claims, as well as other claims-related liabilities. Under the new method of accounting, the liabilities are reported on an undiscounted basis whereas, previously, the liabilities were reported on a discounted basis.

If the aggregate limit of any of our professional and general liability policies is exhausted, in whole or in part, it could deplete or reduce the limits available to pay any other material claims applicable to that policy period.

Included in other operating expenses, net, in the accompanying Condensed Consolidated Statements of Operations is malpractice expense of $233 million and $272 million for the nine months ended September 30, 2020 and 2019, respectively.

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

We are also subject to a non-prosecution agreement that is scheduled to expire on November 1, 2020, as described in our Annual Report. If we fail to comply with this agreement, we could be subject to criminal prosecution, substantial penalties and exclusion from participation in federal healthcare programs, any of which could adversely impact our business, financial condition, results of operations or cash flows.

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

Shareholder Derivative Litigation

In January 2017, the Dallas County District Court consolidated two previously disclosed shareholder derivative lawsuits filed on behalf of the Company by purported shareholders of the Company’s common stock against current and former officers and directors into a single matter captioned In re Tenet Healthcare Corporation Shareholder Derivative Litigation. The plaintiffs filed a consolidated shareholder derivative petition in February 2017. The consolidated shareholder derivative petition alleged that false or misleading statements or omissions concerning the Company’s financial performance and compliance policies, specifically with respect to the previously disclosed civil qui tam litigation and parallel criminal investigation of the Company and certain of its subsidiaries (together, the “Clinica de la Mama matters”), caused the price of the Company’s common stock to be artificially inflated. In addition, the plaintiffs alleged that the defendants violated GAAP by failing to disclose an estimate of the possible loss or a range of loss related to the Clinica de la Mama matters. The plaintiffs claimed that they did not make demand on the Company’s board of directors to bring the lawsuit because such a demand would have been futile. In May 2018, the judge in the consolidated shareholder derivative litigation entered an order lifting the previous year‑long stay of the matter and, in July 2018, the defendants filed pleadings seeking dismissal of the lawsuit. In October 2018, the judge granted defendants’ motion to dismiss, but also agreed to give the plaintiffs 30 days to replead their complaint. In January 2019, the court issued a final judgment and order of dismissal after the plaintiffs elected not to replead. In February 2019, the plaintiffs filed an appeal of the court’s ruling that dismissal was appropriate because the plaintiffs failed to adequately plead that a pre-suit demand on the Company’s board of directors, a precondition to their action, should be excused as futile. Following the filing of the parties’ appellate briefs, oral arguments were held in February 2020. On September 28, 2020, the Dallas Court of Appeals affirmed the lower court’s dismissal. If the plaintiffs file further appeals, the defendants intend to continue to vigorously contest the plaintiffs’ allegations in this matter.

Government Investigation of Detroit Medical Center

Detroit Medical Center (“DMC”) is subject to an ongoing investigation commenced in October 2017 by the U.S. Attorney’s Office for the Eastern District of Michigan and the Civil Division of the U.S. Department of Justice (“DOJ”) for potential violations of the Stark law, the Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act, and the federal False Claims Act related to DMC’s employment of nurse practitioners and physician assistants (“Mid-Level Practitioners”) from 2006 through 2017. As previously disclosed, a media report was published in August 2017 alleging that 14 Mid-Level Practitioners were terminated by DMC earlier in 2017 due to compliance concerns. We are cooperating with the investigation; however, we are unable to determine the potential exposure, if any, at this time.

Oklahoma Surgical Hospital Qui Tam Action

On July 7, 2020, certain of the parties to a previously disclosed qui tam lawsuit filed under seal in May 2016 in the Western District of Oklahoma entered into a settlement agreement with the DOJ to resolve the matter. The parties to the settlement agreement include (i) Oklahoma Center for Orthopaedic & Multispecialty Surgery (“OCOM”), a surgical hospital jointly owned by USPI, a healthcare system partner and physicians, (ii) Southwest Orthopaedic Specialists, an independent physician practice group, and (iii) USPI. Also on July 7, 2020, OCOM entered into a corporate integrity agreement with the Office of Inspector General of HHS. USPI and Tenet are not parties to OCOM’s corporate integrity agreement.

As previously reported, an agreement in principle was reached with the DOJ in October 2019 to resolve the qui tam lawsuit and related investigations against USPI and OCOM for approximately $66 million, subject at that time to further approvals by the DOJ and other government agencies. In the three months ended September 30, 2019, we established a reserve of $68 million for this matter, which included an estimate of the relator’s attorney’s fees and certain other costs to be paid by

USPI. In the three months ended December 31, 2019, we increased the reserve for this matter by an additional $1 million to reflect updated information on the other costs to be paid by USPI. USPI paid the full settlement amount in July 2020 and will pay the relator’s attorney’s fees and other costs when approved by the court. The claims in the qui tam lawsuit against the OCOM, USPI, Tenet and their affiliated entities, among others, were dismissed on August 3, 2020.

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

The following table presents reconciliations of the beginning and ending liability balances in connection with legal settlements and related costs recorded in continuing operations during the nine months ended September 30, 2020 and 2019. No amounts were recorded in discontinued operations in those periods.

	Balances at Beginning of Period	Litigation and Investigation Costs	Cash Payments	Balances at End of Period
Nine Months Ended September 30, 2020	$86	$13	$(84)	$15
Nine Months Ended September 30, 2019	$8	$115	$(37)	$86

For the nine months ended September 30, 2020 and 2019, we recorded costs of $13 million and $115 million, respectively, in continuing operations in connection with significant legal proceedings and governmental investigations.

NOTE 13. REDEEMABLE NONCONTROLLING INTERESTS IN EQUITY OF CONSOLIDATED SUBSIDIARIES

The following table shows the changes in redeemable noncontrolling interests in equity of consolidated subsidiaries during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Balances at beginning of period	$1,506	$1,420
Net income	122	130
Distributions paid to noncontrolling interests	(90)	(105)
Accretion of redeemable noncontrolling interests	4	13
Purchases and sales of businesses and noncontrolling interests, net	(63)	17
Balances at end of period	$1,479	$1,475

The following tables show the composition by segment of our redeemable noncontrolling interests balances at September 30, 2020 and December 31, 2019, as well as our net income available to redeemable noncontrolling interests for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	December 31, 2019
Hospital Operations	$283	$383
Ambulatory Care	805	777
Conifer	391	346
Redeemable noncontrolling interests	$1,479	$1,506

	Nine Months Ended September 30,
	2020	2019
Hospital Operations	$(17)	$(26)
Ambulatory Care	94	100
Conifer	45	56
Net income available to redeemable noncontrolling interests	$122	$130

NOTE 14. INCOME TAXES

During the three months ended September 30, 2020, we recorded an income tax benefit of $197 million in continuing operations on a pre-tax loss of $304 million compared to income tax expense of $22 million on a pre-tax loss of $125 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded an income tax benefit of $227 million in continuing operations on a pre-tax loss of $5 million compared to income tax expense of $75 million on pre-tax income of $111 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we utilized the discrete effective tax rate method, as allowed by the FASB ASC 740-270-30-18, “Income Taxes–Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pre-tax income due to the impact of the COVID-19 pandemic and the evolving guidance by the government on utilization of grant funds. For the nine months ended September 30, 2019, the provision for income taxes was calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. In calculating “ordinary” income, non‑taxable income or loss attributable to noncontrolling interests was deducted from pre-tax income or loss in the determination of the annualized effective tax rate used to calculate income taxes for the quarter. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax expense (benefit) at statutory federal rate of 21%	$(64)	$(26)	$(1)	$24
State income taxes, net of federal income tax benefit	(6)	(3)	9	6
Tax benefit attributable to noncontrolling interests	(18)	(17)	(48)	(53)
Nontaxable gains	—	—	3	(1)
Nondeductible litigation costs	—	7	—	7
Stock-based compensation	1	4	1	4
Change in valuation allowance	(113)	53	(201)	88
Change in tax contingency reserves, including interest	—	(3)	—	(3)
Other items	3	7	10	3
Income tax expense (benefit)	$(197)	$22	$(227)	$75

The CARES Act includes a significant number of tax provisions applicable to individuals and businesses. For businesses, the CARES Act makes changes to the U.S. tax code relating to, among other things: (1) the business interest expense disallowance rules for 2019 and 2020; (2) net operating loss rules; (3) charitable contribution limitations; and (4) the realization of corporate alternative minimum tax credits. As a result of the change in the business interest expense disallowance rules, we recorded an income tax benefit of $88 million during the nine months ended September 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense.

In September 2020, we filed a request with the U.S. Internal Revenue Service to change our method of accounting for certain capitalized costs on our 2019 tax return. This change in tax accounting method resulted in additional interest expense being allowed in the 2019 and 2020 tax returns. We reduced our valuation allowance by an additional $113 million in the nine months ended September 30, 2020, including a reduction of $119 million related to the change in tax accounting method and an increase of $6 million related to the state interest expense and charitable contribution carryforwards.

During the nine months ended September 30, 2020, there were no adjustments to our estimated liabilities for uncertain tax positions. The total amount of unrecognized tax benefits at September 30, 2020 was $31 million, of which $29 million, if recognized, would impact our effective tax rate and income tax expense (benefit) from continuing operations.

Our practice is to recognize interest and penalties related to income tax matters in income tax expense in our consolidated statements of operations. There were no accrued interest and penalties on unrecognized tax benefits at September 30, 2020.

At September 30, 2020, no significant changes in unrecognized federal and state tax benefits are expected in the next 12 months as a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations.

NOTE 15. LOSS PER COMMON SHARE

The following table is a reconciliation of the numerators and denominators of our basic and diluted loss per common share calculations for our continuing operations for three and nine months ended September 30, 2020 and 2019. Net loss attributable to our common shareholders is expressed in millions and weighted average shares are expressed in thousands.

	Net Loss Attributable to Common Shareholders (Numerator)	Weighted Average Shares (Denominator)	Per-Share Amount
Three Months Ended September 30, 2020:
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(197)	105,263	$(1.87)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(197)	105,263	$(1.87)

Three Months Ended September 30, 2019:
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(227)	103,558	$(2.19)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(227)	103,558	$(2.19)

Nine Months Ended September 30, 2020:
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(15)	104,803	$(0.14)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(15)	104,803	$(0.14)

Nine Months Ended September 30, 2019:
Net loss attributable to Tenet Healthcare Corporation common shareholders for basic loss per share	$(223)	103,181	$(2.16)
Effect of dilutive stock options, restricted stock units and deferred compensation units	—	—	—
Net loss attributable to Tenet Healthcare Corporation common shareholders for diluted loss per share	$(223)	103,181	$(2.16)

All potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 and 2019 because we did not report income from continuing operations available to common shareholders in those periods. In circumstances where we do not have income from continuing operations available to common shareholders, the effect of stock options and other potentially dilutive securities is anti-dilutive; that is, a loss from continuing operations attributable to common shareholders has the effect of making the diluted loss per share less than the basic loss per share. Had we generated income from continuing operations available to common shareholders in the three and nine months ended September 30, 2020 and 2019, the effect (in thousands) of employee stock options, restricted stock units and deferred compensation units on the diluted shares calculation would have been an increase in shares of 1,240 and 1,024 for the three months ended September 30, 2020 and 2019, respectively, and 1,135 and 1,403 for the nine months ended September 30, 2020 and 2019, respectively.

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

	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$386	$—	$386	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-lived assets held for sale	$387	$—	$387	$—

The fair value of our long-term debt (except for borrowings under the Credit Agreement) is based on quoted market prices (Level 1). The inputs used to establish the fair value of the borrowings outstanding under the Credit Agreement are considered to be Level 2 inputs, which include inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. At September 30, 2020 and December 31, 2019, the estimated fair value of our long-term debt was approximately 102.7% and 106.4%, respectively, of the carrying value of the debt.

NOTE 17. ACQUISITIONS

Preliminary purchase price allocations (representing the fair value of the consideration conveyed) for all acquisitions made during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
Current assets	$7	$5
Property and equipment	15	15
Other intangible assets	8	4
Goodwill	78	34
Other long-term assets, including previously held equity method investments	6	6
Current liabilities	(4)	(4)
Long-term liabilities	(6)	(10)
Redeemable noncontrolling interests in equity of consolidated subsidiaries	(30)	(16)
Noncontrolling interests	(13)	(6)
Cash paid, net of cash acquired	(61)	(23)
Gains on consolidations	$—	$5

The goodwill generated from these transactions, the majority of which will be deductible for income tax purposes, can be attributed to the benefits that we expect to realize from operating efficiencies and growth strategies. The goodwill total of $78 million from acquisitions completed during the nine months ended September 30, 2020 was recorded in our Ambulatory Care segment. Approximately $3 million and $4 million in transaction costs related to prospective and closed acquisitions were expensed during the nine-month periods ended September 30, 2020 and 2019, respectively, and are included in impairment and restructuring charges, and acquisition-related costs in the accompanying Condensed Consolidated Statements of Operations.

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

During the nine months ended September 30, 2019, we recognized gains totaling $5 million associated with stepping up our ownership interests in previously held equity method investments, which we began consolidating after we acquired controlling interests.

NOTE 18. SEGMENT INFORMATION

Our business consists of our Hospital Operations segment, our Ambulatory Care segment and our Conifer segment. The factors for determining the reportable segments include the manner in which management evaluates operating performance combined with the nature of the individual business activities.

Our Hospital Operations segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4, certain of these facilities are classified as held for sale in the accompanying Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. At September 30, 2020, our subsidiaries operated 65 hospitals serving primarily urban and suburban communities in nine states.

Our Ambulatory Care segment is comprised of the operations of USPI. At September 30, 2020, USPI had interests in 263 ambulatory surgery centers, 40 urgent care centers operated under the CareSpot brand, 24 imaging centers and 25 surgical hospitals in 28 states. At September 30, 2020, we owned 95% of USPI.

Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients. At September 30, 2020, Conifer provided services to approximately 640 Tenet and non-Tenet hospitals and other clients nationwide. In 2012, we entered into agreements documenting the terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer. The pricing terms for the services provided by each party to the other under these contracts were based on estimated third-party pricing terms in effect at the time the agreements were signed. At September 30, 2020, we owned 76.2% of Conifer Health Solutions, LLC, which is the principal subsidiary of Conifer Holdings, Inc.

The following tables include amounts for each of our reportable segments and the reconciling items necessary to agree to amounts reported in the accompanying Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Operations, as applicable:

	September 30, 2020	December 31, 2019
Assets:
Hospital Operations	$18,726	$16,196
Ambulatory Care	6,487	6,195
Conifer	974	974
Total	$26,187	$23,365

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital expenditures:
Hospital Operations	$71	$135	$328	$423
Ambulatory Care	11	16	32	57
Conifer	4	5	14	12
Total	$86	$156	$374	$492

Net operating revenues:
Hospital Operations total prior to inter-segment eliminations	$3,803	$3,850	$10,725	$11,539
Ambulatory Care	565	522	1,423	1,526
Conifer
Tenet	136	140	385	432
Other clients	189	196	577	608
Total Conifer revenues	325	336	962	1,040
Inter-segment eliminations	(136)	(140)	(385)	(432)
Total	$4,557	$4,568	$12,725	$13,673

Equity in earnings of unconsolidated affiliates:
Hospital Operations	$3	$1	$1	$12
Ambulatory Care	41	37	102	102
Total	$44	$38	$103	$114

Adjusted EBITDA:
Hospital Operations	$240	$342	$1,074	$1,048
Ambulatory Care	215	207	538	591
Conifer	96	90	256	292
Total	$551	$639	$1,868	$1,931

Depreciation and amortization:
Hospital Operations	$184	$175	$536	$539
Ambulatory Care	21	19	60	55
Conifer	10	11	28	33
Total	$215	$205	$624	$627

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA	$551	$639	$1,868	$1,931
Loss from divested and closed businesses (i.e., the Company’s health plan businesses)	—	(1)	—	(2)
Depreciation and amortization	(215)	(205)	(624)	(627)
Impairment and restructuring charges, and acquisition-related costs	(57)	(46)	(166)	(101)
Litigation and investigation costs	(9)	(84)	(13)	(115)
Interest expense	(263)	(244)	(761)	(742)
Loss from early extinguishment of debt	(312)	(180)	(316)	(227)
Other non-operating income (expense), net	—	(3)	3	(3)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	1	(1)	4	(3)
Income (loss) from continuing operations, before income taxes	$(304)	$(125)	$(5)	$111

NOTE 19. SUBSEQUENT EVENTS

Amendment of Repayment Terms of Medicare Advances

On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CA Act significantly changed the repayment terms for Medicare advance payments made under the Medicare Fee-for-Service accelerated and advanced payment program. As originally structured, advance payments made under the program would have been recouped by offsetting 100% of the recipient’s Medicare claim payments beginning 120 days after the advance payment was made, with interest beginning to accrue as soon as 210 days after the date of the advance at a rate of 10.25%. The CA Act amended these repayment terms as follows:

•allows recipients to extend repayment for a full year before recoupment of the advance payments begins;

•limits the claim payment offset to 25% of the recipient’s full Medicare payments for 11 months, followed by six months with claim offset limited to 50%; and

•lowers the interest rate on balances still outstanding after the 29-month recoupment period to 4.00%.

At September 30, 2020, we had received Medicare advance payments of approximately $1.5 billion, which were included in current liabilities in our Condensed Consolidated Balance Sheet. In October 2020, we will reclassify more than $1 billion of these advance payments to long-term liabilities as a result of the extended recoupment period under the CA Act.

Revised Guidance for Provider Relief Fund Grants

On October 22, 2020, HHS further revised its guidance for reporting requirements for providers that accepted funding from the Provider Relief Fund through the issuance of the October 2020 PRF Guidance. In addition to other changes, this guidance revised the policy for transferring certain categories of grant funds among providers within a hospital system and significantly modified the methodology for determining lost revenues in connection with the grants. The October 2020 PRF Guidance will result in an increase of grant income during the three months ending December 31, 2020 based on our revised estimate of lost revenues through September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION TO MANAGEMENT’S DISCUSSION AND ANALYSIS

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. As described in Note 1 to the accompanying Condensed Consolidated Financial Statements, our results for prior periods have been recast to reflect retrospective application of a change in accounting principle. Our Hospital Operations and other (“Hospital Operations”) segment is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at September 30, 2020. Our Ambulatory Care segment is comprised of the operations of USPI Holding Company, Inc. (“USPI”), in which we own a 95% interest. At September 30, 2020, USPI had interests in 263 ambulatory surgery centers, 40 urgent care centers, 24 imaging centers and 25 surgical hospitals in 28 states. Our Conifer segment provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients, through our Conifer Holdings, Inc. (“Conifer”) subsidiary. Nearly all of the services comprising the operations of our Conifer segment are provided directly by Conifer Health Solutions, LLC, in which we own a 76.2% interest, or by one of its direct or indirect wholly owned subsidiaries. MD&A, which should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, includes the following sections:

•Management Overview
•Forward-Looking Statements
•Sources of Revenue for Our Hospital Operations Segment
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Critical Accounting Estimates

Unless otherwise indicated, all financial and statistical information included in MD&A relates to our continuing operations, with dollar amounts expressed in millions (except per adjusted patient admission and per adjusted patient day amounts). Continuing operations information includes the results of our same 65 hospitals operated throughout the nine months ended September 30, 2020 and 2019, and three Chicago-area hospitals, which we divested effective January 28, 2019. Continuing operations information excludes the results of our hospitals and other businesses that have been classified as discontinued operations for accounting purposes.

MANAGEMENT OVERVIEW

RECENT DEVELOPMENTS

Amendment of Repayment Terms of Medicare Advances—On October 1, 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act (the “CA Act”) was signed into law. Among other things, the CA Act significantly changed the repayment terms for Medicare advance payments made under the Medicare Fee-for-Service accelerated and advanced payment program. As originally structured, advance payments made under the program would have been recouped by offsetting 100% of the recipient’s Medicare claim payments beginning 120 days after the advance payment was made, with interest beginning to accrue as soon as 210 days after the date of the advance at a rate of 10.25%. The CA Act amended these repayment terms as follows:

•allows recipients to extend repayment for a full year before recoupment of the advance payments begins;

•limits the claim payment offset to 25% of the recipient’s full Medicare payments for 11 months, followed by six months with claim offset limited to 50%; and

•lowers the interest rate on balances still outstanding after the 29-month recoupment period to 4.00%.

At September 30, 2020, we had received Medicare advance payments of approximately $1.5 billion, which were included in current liabilities in our Condensed Consolidated Balance Sheet. In October 2020, we will reclassify more than $1 billion of these advance payments to long-term liabilities as a result of the extended recoupment period under the CA Act.

Revised Guidance for Provider Relief Fund Grants—On October 22, 2020, the U.S. Department of Health and Human Services (“HHS”) further revised its guidance (“October 2020 PRF Guidance”) for reporting requirements for providers that accepted funding from the Public Health and Social Services Emergency Fund (“Provider Relief Fund” or “PRF”). In addition to other changes, the October 2020 PRF Guidance revised the policy for transferring certain categories of grant funds among providers within a hospital system and significantly modified the methodology for determining lost revenues in connection with the grants.

We estimate that the October 2020 PRF Guidance will result in an additional $100 million of grant income during the three months ending December 31, 2020 based on our revised estimate of lost revenues through September 30, 2020. Based on the uncertainty regarding future estimates of lost revenues and COVID-related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic is significantly affecting our patients, communities, employees and business operations. The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the nine months ended September 30, 2020. We have taken measures within the communities we serve, both voluntarily and in accordance with governmental mandates, to try to limit the spread of the virus and to mitigate the burden on the healthcare system. From mid‑March through early May 2020, we suspended many elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced – and continue to impact – the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Broad economic factors resulting from the COVID-19 pandemic, including increased unemployment rates and reduced consumer spending, are impacting our service mix, revenue mix and patient volumes. Moreover, we have experienced supply chain disruptions, including shortages and delays, as well as significant price increases in medical supplies, particularly for personal protective equipment. COVID-19 surges in our markets and elsewhere could further impact the cost of medical supplies, and supply shortages and delays may impact our ability to see, admit and treat patients.

As described below under “Sources of Revenue for Our Hospital Operations Segment,” the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, the Paycheck Protection Program and Health Care Enhancement Act (the “PPP Act”), which was signed into law on April 24, 2020, and other legislative actions have mitigated some of the economic disruption caused by the COVID-19 pandemic on our business. Additional funding for the Provider Relief Fund was among the provisions of the CARES Act and the PPP Act. In the nine months ended September 30, 2020, we received cash payments of $890 million, and we recognized approximately $445 million and $8 million as grant income and in equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations due to grants from the Provider Relief Fund and state grant programs. In October 2020, HHS published the October 2020 PRF Guidance, which revised the policy for transferring certain categories of grant funds among providers within a hospital system and significantly modified the methodology for determining lost revenues in connection with the grants. In the nine months ended September 30, 2020, we also received advance payments of approximately $1.5 billion from the Medicare accelerated payment program due to the revisions to that program under the CARES Act. We expect to repay these advances within the allocated recoupment period.

Throughout MD&A, we have provided additional information on the impact of the COVID-19 pandemic on our results of operations and the steps we have taken, and are continuing to take, in response. For information about risks and uncertainties around COVID-19 that could affect our results of operations, financial condition and cash flows, see the Risk Factors section in Part II of this report and in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 (“2020 10-Qs”).

TRENDS AND STRATEGIES

As described above and throughout MD&A, we are currently experiencing a disruption in our business due to the COVID-19 pandemic. The length and extent of this disruption is currently unknown. While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic, including the sale of senior notes and senior secured first lien notes, the redemption of senior notes with the highest interest rate and nearest maturity date of all of our long-term debt, and the amendment of our revolving credit facility, all as described below. We also have reduced our planned capital expenditures for 2020 by approximately 30%. Furthermore, we have decreased our employee headcount throughout the organization, and we have deferred certain operating expenses that are not expected to impact our response to the COVID-19 pandemic. In addition, we are reducing variable costs across the enterprise as a result of softening patient volumes due to the COVID-19 pandemic. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. For further information on our liquidity, see “Liquidity and Capital Resources” below.

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

Driving Growth in Our Hospital Systems—We are committed to better positioning our hospital systems and competing more effectively in the ever-evolving healthcare environment by focusing on driving performance through operational effectiveness, increasing capital efficiency and margins, investing in our physician enterprise, particularly our specialist network, enhancing patient and physician satisfaction, growing our higher-demand and higher-acuity clinical service lines (including outpatient lines), expanding patient and physician access, and optimizing our portfolio of assets. Over the past several years, we have undertaken enterprise-wide cost-reduction initiatives, comprised primarily of workforce reductions (including streamlining corporate overhead and centralized support functions), the renegotiation of contracts with suppliers and vendors, and the consolidation of office locations. Moreover, we established offshore support operations in the Philippines. In conjunction with these initiatives and our cost-saving efforts in response to the COVID-19 pandemic, we incurred restructuring charges related to employee severance payments of $53 million in the nine months ended September 30, 2020, and we expect to incur additional such restructuring charges through the remainder of 2020.

We also continue to exit service lines, businesses and markets that we believe are no longer a core part of our long‑term growth strategy. In December 2019, we entered into a definitive agreement to divest our two hospitals and other operations in the Memphis, Tennessee area. We intend to continue to further refine our portfolio of hospitals and other healthcare facilities when we believe such refinements will help us improve profitability, allocate capital more effectively in areas where we have a stronger presence, deploy proceeds on higher-return investments across our business, enhance cash flow generation, reduce our debt and lower our ratio of debt-to-Adjusted EBITDA.

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

Conifer serves approximately 640 Tenet and non-Tenet hospital and other clients nationwide. In addition to providing revenue cycle management services to healthcare systems and physicians, Conifer provides support to both providers and self‑insured employers seeking assistance with clinical integration, financial risk management and population health management. Conifer remains focused on driving growth by continuing to market and expand its revenue cycle management and value-based care solutions businesses. We believe that our success in growing Conifer and increasing its profitability depends in part on our success in executing the following strategies: (1) attracting hospitals and other healthcare providers that currently handle their revenue cycle management processes internally as new clients; (2) generating new client relationships through opportunities from USPI and Tenet’s acute care hospital acquisition and divestiture activities; (3) expanding revenue cycle management and value-based care service offerings through organic development and small acquisitions; and (4) leveraging data from tens of millions of patient interactions for continued enhancement of the value-based care environment to drive competitive differentiation.

Improving Profitability—As we begin to return to more normal operations, we will continue to focus on growing patient volumes and effective cost management as a means to improve profitability. We believe our inpatient admissions have been constrained in recent years (prior to the COVID-19 pandemic) by increased competition, utilization pressure by managed care organizations, new delivery models that are designed to lower the utilization of acute care hospital services, the effects of higher patient co-pays, co-insurance amounts and deductibles, changing consumer behavior, and adverse economic conditions and demographic trends in certain of our markets. However, we also believe that emphasis on higher-demand clinical service lines (including outpatient services), focus on expanding our ambulatory care business, cultivation of our culture of service, participation in Medicare Advantage health plans that have been experiencing higher growth rates than traditional Medicare plans, and contracting strategies that create shared value with payers should help us grow our patient volumes over time. We are also continuing to explore new opportunities to enhance efficiency, including further integration of enterprise-wide centralized support functions, outsourcing certain functions unrelated to direct patient care, and reducing clinical and vendor contract variation.

Reducing Our Leverage Over Time—All of our outstanding long-term debt has a fixed rate of interest, except for outstanding borrowings under our revolving credit facility, and the maturity dates of our notes are staggered from 2023 through 2031. We believe that our capital structure minimizes the near-term impact of increased interest rates, and the staggered maturities of our debt allow us to refinance our debt over time. Although we recently issued $1.3 billion aggregate principal amount of senior secured first lien notes to manage our liquidity during the COVID-19 pandemic, it is nonetheless our long‑term objective to reduce our debt and lower our ratio of debt-to-Adjusted EBITDA, primarily through more efficient capital allocation and Adjusted EBITDA growth, which should lower our refinancing risk. Moreover, in September 2020, we sold $2.500 billion aggregate principal amount of senior notes to finance the redemption of senior notes with the highest interest rate and nearest maturity date of all of our long-term debt. These transactions eliminated any significant debt maturities until June 2023, as well as reduced future annual cash interest expense payments by approximately $50 million.

Our ability to execute on our strategies and respond to the aforementioned trends is subject to the length of time of the impact from the COVID-19 pandemic, as well as a number of other risks and uncertainties – all of which may cause actual results to be materially different from expectations. For information about risks and uncertainties that could affect our results of operations, see the Risk Factors section in Part II of this report and in each of our 2020 10-Qs, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”).

RESULTS OF OPERATIONS—OVERVIEW

We have provided below certain selected operating statistics for the three months ended September 30, 2020 and 2019 on a continuing operations basis. The following tables also show information about facilities in our Ambulatory Care segment that we control and, therefore, consolidate. We present certain metrics on a per adjusted patient admission basis to show trends other than volume.

	Continuing Operations Three Months Ended September 30,
Selected Operating Statistics	2020	2019	Increase (Decrease)
Hospital Operations – hospitals and related outpatient facilities:
Number of hospitals (at end of period)	65	65	—	(1)
Total admissions	150,690	170,004	(11.4)%
Adjusted patient admissions(2)	257,704	306,535	(15.9)%
Paying admissions (excludes charity and uninsured)	141,300	159,299	(11.3)%
Charity and uninsured admissions	9,390	10,705	(12.3)%
Admissions through emergency department	112,131	120,915	(7.3)%
Emergency department visits, outpatient	463,836	627,055	(26.0)%
Total emergency department visits	575,967	747,970	(23.0)%
Total surgeries	94,128	105,736	(11.0)%
Patient days — total	784,013	782,643	0.2%
Adjusted patient days(2)	1,302,605	1,381,862	(5.7)%
Average length of stay (days)	5.20	4.60	13.0%
Average licensed beds	17,242	17,208	0.2%
Utilization of licensed beds(3)	49.4%	49.4%	—%	(1)
Total visits	1,402,346	1,673,801	(16.2)%
Paying visits (excludes charity and uninsured)	1,302,529	1,562,007	(16.6)%
Charity and uninsured visits	99,817	111,794	(10.7)%
Ambulatory Care:
Total consolidated facilities (at end of period)	244	237	7	(1)
Total cases	544,279	522,530	4.2%

(1)	The change is the difference between the 2020 and 2019 amounts shown.
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

Total admissions decreased by 19,314, or 11.4%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and total surgeries decreased by 11,608, or 11.0%, in the 2020 period compared to the 2019 period. Total emergency department visits decreased 23.0% in the three months ended September 30, 2020 compared to the same period in the prior year. The decrease in our patient volumes from continuing operations in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 continues to reflect the overall adverse impact of the COVID-19 pandemic. Our Ambulatory Care total cases increased 4.2% in the three months ended September 30, 2020 compared to the 2019 period.

	Continuing Operations Three Months Ended September 30,
Revenues	2020	2019	Increase (Decrease)
Net operating revenues:
Hospital Operations prior to inter-segment eliminations	$3,803	$3,850	(1.2)%
Ambulatory Care	565	522	8.2%
Conifer	325	336	(3.3)%
Inter-segment eliminations	(136)	(140)	(2.9)%
Total	$4,557	$4,568	(0.2)%

Net operating revenues decreased by $11 million, or 0.2%, in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to lower patient volumes as a result of the COVID-19 pandemic, partially offset by higher patient acuity, a more favorable payer mix, incremental revenue from new service lines, and improved terms of our managed care contracts. Our Hospital Operations and Ambulatory Care segments were also impacted by the reduction of federal grant income reported in prior periods during the three months ended September 30, 2020 due to the revised grant guidelines issued in September 2020 described in Note 1 to our accompanying Condensed Consolidated Financial Statements. As a result, our Hospital Operations and Ambulatory Care segments recognized reductions of grant income from federal grants totaling $57 million and $13 million ($4 million of which is included in equity in earnings of unconsolidated affiliates) in the three months ended September 30, 2020, respectively, which reductions are not included in net operating revenues.

Our accounts receivable days outstanding (“AR Days”) from continuing operations were 55.8 days at September 30, 2020 and 58.4 days at December 31, 2019, compared to our target of less than 55 days. This calculation includes our Hospital Operations contract assets, as well as the accounts receivable of our Memphis-area facilities that have been classified in assets held for sale on our Consolidated Balance Sheet at September 30, 2020, and excludes (i) three Chicago-area hospitals, which we divested effective January 28, 2019, and (ii) our California provider fee revenues.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses	2020	2019	Increase (Decrease)
Hospital Operations:
Salaries, wages and benefits	$1,818	$1,835	(0.9)%
Supplies	656	650	0.9%
Other operating expenses	899	885	1.6%
Total	$3,373	$3,370	0.1%
Ambulatory Care:
Salaries, wages and benefits	$157	$157	—%
Supplies	128	109	17.4%
Other operating expenses	97	86	12.8%
Total	$382	$352	8.5%
Conifer:
Salaries, wages and benefits	$167	$180	(7.2)%
Supplies	—	1	(100.0)%
Other operating expenses	62	65	(4.6)%
Total	$229	$246	(6.9)%
Total:
Salaries, wages and benefits	$2,142	$2,172	(1.4)%
Supplies	784	760	3.2%
Other operating expenses	1,058	1,036	2.1%
Total	$3,984	$3,968	0.4%
Rent/lease expense(1):
Hospital Operations	$72	$60	20.0%
Ambulatory Care	24	22	9.1%
Conifer	3	3	—%
Total	$99	$85	16.5%

(1)	Included in other operating expenses.

	Continuing Operations Three Months Ended September 30,
Selected Operating Expenses per Adjusted Patient Admission	2020	2019	Increase (Decrease)
Hospital Operations:
Salaries, wages and benefits per adjusted patient admission(1)	$7,054	$5,984	17.9%
Supplies per adjusted patient admission(1)	2,546	2,119	20.2%
Other operating expenses per adjusted patient admission(1)	3,487	2,890	20.7%
Total per adjusted patient admission	$13,087	$10,993	19.0%

(1)
Calculation excludes the expenses from our health plan businesses. Adjusted patient admissions represents actual patient admissions adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

Salaries, wages and benefits for our Hospital Operations segment decreased $17 million, or 0.9%, in the three months ended September 30, 2020 compared to the same period in 2019. This decrease is primarily attributable to reduced patient volumes, as well as necessary employee furloughs and headcount reductions throughout the organization due to the COVID-19 pandemic. The effect of these changes was partially offset by annual merit increases for certain of our employees, a greater number of employed physicians, increased incentive compensation expense and an increased average patient length-of-stay, as well as the impact of higher temporary labor and premium pay. Our continued focus on strategic cost-reduction and efficiency measures partially mitigated the impact of the COVID-19 surges in certain markets in the three months ended September 30, 2020. On a per adjusted patient admission basis, salaries, wages and benefits increased 17.9% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to reduced patient volumes as a result of the COVID-19 pandemic.

Supplies expense for our Hospital Operations segment increased $6 million, or 0.9%, in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to the increased cost of certain supplies as a result of the COVID-19 pandemic, partially offset by reduced patient volumes. On a per adjusted patient admission basis, supplies expense increased 20.2% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to reduced patient volumes and the increased cost of certain supplies as a result of the pandemic.

Other operating expenses for our Hospital Operations segment increased $14 million, or 1.6%, in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to higher medical fees, partially offset by lower patient volumes as a result of the COVID-19 pandemic. There is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies. On a per adjusted patient admission basis, other operating expenses increased 20.7% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to reduced patient volumes as a result of the pandemic.

LIQUIDITY AND CAPITAL RESOURCES OVERVIEW

Cash and cash equivalents were $3.300 billion at September 30, 2020 compared to $3.514 billion at June 30, 2020.

Significant cash flow items in the three months ended September 30, 2020 included:

•Net cash provided by operating activities before interest, taxes, discontinued operations and restructuring charges, acquisition-related costs, and litigation costs and settlements of $1.029 billion, including $174 million of cash received from federal grants;

•Payments for restructuring charges, acquisition-related costs, and litigation costs and settlements of $138 million;

•Capital expenditures of $86 million;

•Interest payments of $292 million, which included $105 million of accelerated interest payments due in October 2020 and paid in the three months ended September 30, 2020 in connection with our redemption of debt;

•Proceeds from sales of marketable securities, long-term investments and other assets of $9 million;

•Purchases of marketable securities and equity investments of $31 million;

•$84 million of distributions paid to noncontrolling interests;

•Debt issuance costs of $26 million;

•$34 million of purchases of noncontrolling interests;

•$2.5 billion of proceeds from the issuance of $2.5 billion aggregate principal amount of 6.125% senior unsecured notes due 2028 (the “2028 Senior Notes”); and

•$2.957 billion of payments to finance the redemption and other purchases of $2.665 billion aggregate principal amount of our outstanding 8.125% senior unsecured notes due 2022 (the “2022 Senior Notes”).

Net cash provided by operating activities was $2.961 billion in the nine months ended September 30, 2020 compared to $713 million in the nine months ended September 30, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•$1.380 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$848 million of cash received from federal and state grants, including the Provider Relief Fund;

•A $178 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•Decreased cash receipts of $36 million related to supplemental Medicaid programs in California and Texas;

•An increase of $116 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical or present facts, that address activities, events, outcomes, business strategies and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, target, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements, including (but not limited to) disclosure regarding (i) the impact of the COVID-19 pandemic, (ii) our future earnings, financial position, and operational and strategic initiatives, and (iii) developments in the healthcare industry. Forward-looking statements represent management’s expectations, based on currently available information, as to the outcome and timing of future events, but, by their nature, address matters that are indeterminate. They involve known and unknown risks, uncertainties and other factors, many of which we are unable to predict or control, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, but are not limited to, the risks described in the Risk Factors section in Part II of this report and in each of our 2020 10-Qs, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

When considering forward-looking statements, one should keep in mind the risk factors and other cautionary statements in our Annual Report, in each of our 2020 10-Qs and in this report. Should one or more of the risks and uncertainties described in these reports occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statement. We specifically disclaim any obligation to update any information contained in a forward-looking statement or any forward-looking statement in its entirety except as required by law.

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

The following table shows the sources of net patient service revenues less implicit price concessions for our hospitals and related outpatient facilities, expressed as percentages of net patient service revenues less implicit price concessions from all sources:

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Patient Service Revenues Less Implicit Price Concessions from:	2020	2019	Increase (Decrease)(1)	2020	2019	Increase (Decrease)(1)
Medicare	18.9%	19.6%	(0.7)%	19.9%	20.4%	(0.5)%
Medicaid	7.1%	8.0%	(0.9)%	8.0%	8.6%	(0.6)%
Managed care(2)	67.7%	66.1%	1.6%	66.0%	65.8%	0.2%
Uninsured	1.4%	1.2%	0.2%	1.1%	0.5%	0.6%
Indemnity and other	4.9%	5.1%	(0.2)%	5.0%	4.7%	0.3%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

Our payer mix on an admissions basis for our hospitals and related outpatient facilities, expressed as a percentage of total admissions from all sources, is shown below:

	Three Months Ended September 30,			Nine Months Ended September 30,
Admissions from:	2020	2019	Increase (Decrease)(1)	2020	2019	Increase (Decrease)(1)
Medicare	21.9%	23.9%	(2.0)%	23.0%	25.0%	(2.0)%
Medicaid	6.4%	6.4%	—%	6.3%	6.2%	0.1%
Managed care(2)	62.7%	60.7%	2.0%	61.6%	60.2%	1.4%
Charity and uninsured	6.2%	6.3%	(0.1)%	6.3%	6.0%	0.3%
Indemnity and other	2.8%	2.7%	0.1%	2.8%	2.6%	0.2%

(1)	The change is the difference between the 2020 and 2019 percentages shown.
(2)	Includes Medicare and Medicaid managed care programs.

GOVERNMENT PROGRAMS

The Centers for Medicare and Medicaid Services (“CMS”), an agency of HHS, is the single largest payer of healthcare services in the United States. Approximately 61 million individuals rely on healthcare benefits through Medicare, and approximately 75 million individuals are enrolled in Medicaid and the Children’s Health Insurance Program (“CHIP”). These three programs are authorized by federal law and administered by CMS. Medicare is a federally funded health insurance program primarily for individuals 65 years of age and older, as well as some younger people with certain disabilities and conditions, and is provided without regard to income or assets. Medicaid is co-administered by the states and is jointly funded by the federal government and state governments. Medicaid is the nation’s main public health insurance program for people with low incomes and is the largest source of health coverage in the United States. The CHIP, which is also co-administered by the states and jointly funded, provides health coverage to children in families with incomes too high to qualify for Medicaid, but too low to afford private coverage. Unlike Medicaid, the CHIP is limited in duration and requires the enactment of reauthorizing legislation. Funding for the CHIP has been reauthorized through federal fiscal year (“FFY”) 2027.

Medicare

Medicare offers its beneficiaries different ways to obtain their medical benefits. One option, the Original Medicare Plan (which includes “Part A” and “Part B”), is a fee-for-service payment system. The other option, called Medicare Advantage (sometimes called “Part C” or “MA Plans”), includes health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), private fee-for-service Medicare special needs plans and Medicare medical savings account plans. The major components of our net patient service revenues from continuing operations of the hospitals and related outpatient facilities in our Hospital Operations segment for services provided to patients enrolled in the Original Medicare Plan for the three and nine months ended September 30, 2020 and 2019 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Descriptions	2020	2019	2020	2019
Medicare severity-adjusted diagnosis-related group — operating	$350	$362	$1,052	$1,134
Medicare severity-adjusted diagnosis-related group — capital	29	33	90	101
Outliers	14	17	46	62
Outpatient	160	182	462	557
Disproportionate share	54	61	160	178
Other(1)	55	42	154	144
Total Medicare net patient service revenues	$662	$697	$1,964	$2,176

(1)	The other revenue category includes Medicare Direct Graduate Medical Education and Indirect Medical Education (“IME”) revenues, IME revenues earned by our children’s hospital under the Children’s Hospitals Graduate Medical Education Payment Program administered by the Health Resources and Services Administration of HHS, inpatient psychiatric units, inpatient rehabilitation units, other revenue adjustments, and adjustments to the estimates for current and prior-year cost reports and related valuation allowances.

A general description of the types of payments we receive for services provided to patients enrolled in the Original Medicare Plan is provided in our Annual Report. Recent regulatory and legislative updates to the terms of these payment systems and their estimated effect on our revenues can be found under “Regulatory and Legislative Changes” below.

Medicaid

Medicaid programs and the corresponding reimbursement methodologies vary from state to state and from year to year. Estimated revenues under various state Medicaid programs, including state-funded Medicaid managed care programs, constituted approximately 17.9% and 18.6% of total net patient service revenues less implicit price concessions of our acute care hospitals and related outpatient facilities for the nine months ended September 30, 2020 and 2019, respectively. We also receive disproportionate share hospital (“DSH”) and other supplemental revenues under various state Medicaid programs. For the nine months ended September 30, 2020 and 2019, our total Medicaid revenues attributable to DSH and other supplemental revenues were approximately $533 million and $604 million, respectively. The 2020 period included $171 million related to the California provider fee program, $157 million related to the Michigan provider fee program, $129 million related to Medicaid DSH programs in multiple states, $44 million related to the Texas 1115 waiver program, and $32 million from a number of other state and local programs.

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

Medicaid and Managed Medicaid net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment from Medicaid-related programs in the states in which our facilities are (or were, as the case may be) located, as well as from Medicaid programs in neighboring states, for the nine months ended September 30, 2020 and 2019 are set forth in the following table. These revenues are presented net of provider taxes or assessments paid by our hospitals, which are reported as an offset reduction to fee-for-service Medicaid revenue.

	Nine Months Ended September 30,
Hospital Location	2020	2019
Alabama	$74	$69
Arizona	120	112
California	603	650
Florida	149	169
Illinois	—	5
Massachusetts	66	68
Michigan	404	542
South Carolina	44	42
Tennessee	26	27
Texas	287	304
	$1,773	$1,988

Medicaid and Managed Medicaid revenues comprised 45% and 55%, respectively, of our Medicaid-related net patient service revenues from continuing operations recognized by the hospitals and related outpatient facilities in our Hospital Operations segment for the nine months ended September 30, 2020.

Regulatory and Legislative Changes

Material updates to the information set forth in our Annual Report about the Medicare and Medicaid payment systems, as well as other government programs impacting our business, are provided below.

Payment and Policy Changes to the Medicare Inpatient Prospective Payment Systems

Section 1886(d) of the Social Security Act requires CMS to update inpatient fee-for-service payment rates for hospitals reimbursed under the Inpatient Prospective Payment System (“IPPS”) annually. The updates generally become effective October 1, the beginning of the federal fiscal year. In September 2020, CMS issued the final Changes to the Hospital Inpatient Prospective Payment Systems for Acute Care Hospitals and Fiscal Year 2021 Rates (“Final IPPS Rule”). The Final IPPS Rule includes the following payment and policy changes:

•A market basket increase of 2.4% for Medicare severity-adjusted diagnosis-related group (“MS-DRG”) operating payments for hospitals reporting specified quality measure data and that are meaningful users of electronic health record technology; CMS also finalized certain proposed adjustments to the 2.4% market basket increase that resulted in a net operating payment update of 2.9% (before budget neutrality adjustments), as follows:

•No multifactor productivity adjustment under the ACA (i.e, an adjustment of 0.0%) for FFY 2021; and

•A 0.5% increase, as required under the Medicare Access and CHIP Reauthorization Act of 2015;

•Updates to the three factors used to determine the amount and distribution of Medicare uncompensated care disproportionate share (“UC-DSH”) payments;

•A 0.84% net increase in the capital federal MS-DRG rate; and

•An increase in the cost outlier threshold from $26,552 to $29,051.

According to CMS, the combined impact of the payment and policy changes in the Final IPPS Rule for operating costs will yield an average 2.5% increase in Medicare operating MS-DRG fee-for-service (“FFS”) payments for hospitals in urban areas, and an average 2.4% increase in operating MS-DRG FFS payments for proprietary hospitals in FFY 2021. We estimate that all of the payment and policy changes affecting operating MS-DRG and UC-DSH payments will result in an estimated 1.8% increase in our annual Medicare FFS IPPS payments, which yields an estimated increase of approximately $37 million. Because of the uncertainty associated with various factors that may influence our future IPPS payments by individual hospital, including legislative, regulatory or legal actions, admission volumes, length of stay and case mix, we cannot provide any assurances regarding our estimate of the impact of the payment and policy changes.

Historically, CMS has used charges reduced to cost to set the relative weights assigned to each MS-DRG. In the Final IPPS Rule, CMS expressed a concern that chargemaster rates rarely reflect the true market costs. In order to reduce its reliance on the hospital chargemaster, CMS determined that, beginning in 2021, hospitals will be required to report in the annual cost report the median payer-specific negotiated charge that the hospital has negotiated with all of its Medicare Advantage payers by MS-DRG. This information may potentially be used to set the IPPS MS-DRG relative weights in FFY 2024. This standard is in addition to the pricing transparency requirements effective January 1, 2021 in the hospital price transparency final rule issued on November 27, 2019 that was recently upheld by a Federal District Court and is now before the U.S. Court of Appeals for the District of Columbia.

Proposed Payment and Policy Changes to the Medicare Outpatient Prospective Payment and Ambulatory Surgery Center Payment Systems

In August 2020, CMS released proposed policy changes and payment rates for the Hospital Outpatient Prospective Payment System (“OPPS”) and Ambulatory Surgical Center (“ASC”) Payment System for calendar year (“CY”) 2021 (“Proposed OPPS/ASC Rule”). The Proposed OPPS/ASC Rule includes the following payment and policy changes:

•An estimated net increase of 2.6% for the OPPS rates based on an estimated market basket increase of 3.0% reduced by a multifactor productivity adjustment required by the ACA of 0.4%;

•An update to the reduced payment amount for drugs acquired with a discount under CMS’ 340B program (“340B Drugs”) to a rate of average sales price (“ASP”) minus 22.5% in CY 2020 to ASP minus 28.7% for CY 2021 (the 340B program is the subject of litigation discussed in greater detail below);

•Elimination of the Inpatient Only List (which is the list of procedures that must be performed on an inpatient basis) over a transitional period beginning in CY 2021 and ending in CY 2024, starting with the removal of 266 musculoskeletal services from the list for CY 2021;

•The addition of two new OPPS service categories for which prior authorization is required; and

•A 2.6% increase to the ASC payment rates.

CMS projects that the combined impact of the payment and policy changes in the Proposed OPPS/ASC Rule will yield an average 2.5% increase in Medicare FFS OPPS payments for hospitals in urban areas and an average 4.1% increase in Medicare FFS OPPS payments for proprietary hospitals. Based on CMS’ estimates, the projected annual impact of the payment and policy changes in the Proposed OPPS/ASC Rule on our hospitals is an increase to Medicare FFS hospital outpatient revenues of approximately $30 million, which represents an increase of approximately 4.7%. Because of the uncertainty associated with various factors that may influence our future OPPS payments, including legislative or legal actions, volumes and case mix, as well as potential changes to the proposed rule, we cannot provide any assurances regarding our estimate of the impact of the proposed payment and policy changes.

Proposed Payment and Policy Changes to the Medicare Physician Fee Schedule

In August 2020, CMS released the CY 2021 Medicare Physician Fee Schedule (“MPFS”) Proposed Rule (“MPFS Proposed Rule”). The proposed rule updates payment policies, payment rates and other provisions for services reimbursed under the MPFS on and after January 1, 2021. The statutory update factor to the MPFS conversion factor (the base rate that is used to convert relative value units (“RVUs”) into payment rates) for CY 2021, as required by the Medicare Access and CHIP Reauthorization Act of 2015, was set at 0.0%. The proposed conversion factor also reflects a negative budget neutrality adjustment of 10.61% to account for the estimated positive or negative effects of the proposed changes on each specialty due to, among other things, CMS’ projection of volumes in each specialty and the recalibration of the RVUs. CMS estimates that the combined impact of the proposed payment and policy changes will not result in any change in payments.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 and Related Legislation

The CARES Act and the PPP Act authorized over $2 trillion in government spending to mitigate the economic effects of the COVID-19 pandemic. Below is a brief overview of certain provisions of these laws that have impacted, and that we expect will continue to impact, our business. This summary is not exhaustive, and additional legislative action and regulatory developments may evolve rapidly. There is no assurance that we will continue to receive or remain eligible for funding or assistance under the CARES Act, the PPP Act or similar measures. Statements regarding the projected impact of COVID-19 relief programs on our operations and financial condition are forward-looking and are made as of the date of this filing.

Public Health and Social Services Emergency Fund—Through the CARES Act and the PPP Act, the federal government has authorized $175 billion in payments to be distributed through the Provider Relief Fund. Distribution from the PRF to providers commenced during the three months ended June 30, 2020. It is our understanding that, as of September 30, 2020, the government has apportioned approximately $124 billion of the PRF in several tranches, including:

•A $50 billion general distribution to Medicare fee-for-service providers;

•An allocation of approximately $18 billion to Medicaid and CHIP providers that did not receive an allocation from the $50 billion general distribution; and

•Targeted distributions comprised of approximately (i) $22 billion for hospitals determined to be in areas particularly impacted by COVID-19 based on reported COVID-19 admissions, (ii) $11 billion to rural healthcare providers, (iii) $7 billion to skilled nursing facilities, (iv) $15 billion to safety net hospitals and (v) $500 million to tribal hospitals, clinics and urban health centers.

In October 2020, HHS announced an additional $20 billion general distribution that considers financial losses and changes in operating revenues and expenses, including expenses attributable to COVID-19, and payments already received through PRF distributions.

Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and COVID-related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. All recipients of PRF payments are required to comply with the reporting requirements described in the terms and conditions and as determined by HHS. During the three months ended September 30, 2020, HHS released reporting requirements that include lost revenues, expenses attributable to COVID-19, and non-financial information, including employer data, as well as numbers of inpatient visits, outpatient admissions and staffed beds (“September 2020 PRF Guidance”). These reporting requirements reflected a revised definition of lost revenues and COVID-related costs from guidance HHS released during the three months ended June 30, 2020. Furthermore, HHS has indicated that it will be closely monitoring and, along with the Office of Inspector General, auditing providers to ensure that recipients comply with the terms and conditions of relief programs and to prevent fraud and abuse. All providers will be subject to civil and criminal penalties for any deliberate omissions, misrepresentations or falsifications of any information given to HHS. Except for certain immaterial PRF payments we returned to HHS, we have formally accepted PRF payments issued to our providers and the terms and conditions associated with those payments.

During the three months ended September 30, 2020, based on the September 2020 PRF Guidance, our Hospital Operations and ASC segments recognized reductions of PRF income totaling $66 million and $4 million included in the grant income and equity in earnings of unconsolidated affiliates line items, respectively, in our accompanying Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2020, we recognized approximately $442 million and $8 million of Provider Relief Fund income included in grant income and equity in earnings of unconsolidated affiliates, respectively, in our accompanying Condensed Consolidated Statements of Operations associated with lost revenues and COVID-related costs. Additionally, we recognized $3 million of grant income from state grant programs included in grant income in our accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020. On October 22, 2020 HHS published the October 2020 PRF Guidance, which amended the September 2020 PRF Guidance described above. The amendments include: (1) re-defining lost revenues again; and (2) revising the policy for transferring general distribution funds among providers within a hospital system. We estimate that the October 2020 PRF Guidance will result in an additional $100 million of grant income during the three months ending December 31, 2020 based on our revised estimate of lost revenues through September 30, 2020. Based on the uncertainty regarding future estimates of lost revenues and COVID-related costs or the impact of further updates to HHS guidance, if any, we cannot provide any assurances regarding the amount of grant income to be recognized in the future.

Medicare and Medicaid Payment Policy Changes—The CARES Act also alleviates some of the financial strain on hospitals, physicians, other healthcare providers and states through a series of Medicare and Medicaid payment policies that temporarily increase Medicare and Medicaid reimbursement and allow for added flexibility, as described below.

•Effective May 1, 2020 through December 31, 2020, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers is suspended and will resume effective January 2021 as authorized by the Sequestration Transparency Act of 2020. The estimated impact of this change on our operations is an increase of approximately $67 million of revenues in 2020. The suspension is financed by a one-year extension of the sequestration adjustment through 2030.

•The CARES Act instituted a 20% increase in the Medicare MS-DRG payment for COVID-19 hospital admissions for the duration of the public health emergency as declared by the Secretary of HHS.

•The CARES Act eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. The CA Act delays the 2021 reduction until December 11, 2020. The projected impact of the suspension of the decreased DSH reduction on our operations is an increase of approximately $60 million of revenues in 2020, which is not subject to repayment. Notwithstanding these adjustments, the ACA-mandated reduction is not expected to be extended past its original termination in FFY 2025.

•The CARES Act expanded the Medicare accelerated payment program, which provides prepayment of claims to providers in certain circumstances, such as national emergencies or natural disasters. Under this measure, providers could request accelerated payments during which time providers continue to receive payments for services. Under the CARES Act, accelerated payments could be retained for 120 days; at the end of the 120-day period, the accelerated payment would be repaid via an offset of payments on claims that would otherwise be paid. Generally, repayments of the accelerated payments we received were to commence during the three months ended September 2020; however, under Section 2501 of the CA Act, providers may retain the accelerated payments for one year from the date of receipt before CMS commences recoupment, which will be effectuated by a 25% offset of claims payments for 11 months, followed by 50% offset for the succeeding six months. At the end of the 29‑month period, interest on the unpaid balance will be assessed at 4% per annum. Through September 30, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments.

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

Tax Changes—Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $270 million of taxes in 2020 pursuant to this CARES Act provision. In addition, the CARES Act increases the interest expense deduction limitation from 30% of adjusted taxable income to 50% of adjusted taxable income for the 2019 and 2020 tax years, allowing businesses to take a larger deduction. This change is expected to increase our federal tax net operating loss (“NOL”) carryforwards into future years, as further described in Note 14 to the accompanying Condensed Consolidated Financial Statements.

Significant Litigation

340B Litigation

The 340B program allows certain hospitals (i.e., only nonprofit organizations with specific federal designations and/or funding) (“340B Hospitals”) to purchase drugs at discounted rates from drug manufacturers. In the final rule regarding Hospital OPPS payment and policy changes for CY 2018, CMS reduced the payment for 340B Drugs from ASP plus 6% to ASP minus 22.5% and made a corresponding budget-neutral increase to payments to all hospitals for other drugs and services reimbursed under the OPPS (the “340B Payment Adjustment”). In the final rules regarding OPPS payment and policy changes for CYs 2019 and 2020, CMS continued the 340B Payment Adjustment. Certain hospital associations and hospitals commenced litigation challenging CMS’ authority to impose the 340B Payment Adjustment for CYs 2018, 2019 and 2020. In May 2019, the

U.S. District Court for the District of Columbia (the “District Court”) held that the adoption of the 340B Payment Adjustment in the CY 2019 OPPS Final Rule exceeded CMS’ statutory authority by reducing drug reimbursement rates for 340B Hospitals. This holding followed the District Court’s December 2018 conclusion that HHS exceeded its statutory authority in reducing the CY 2018 OPPS for the 340B Payment Adjustment. The District Court did not grant a permanent injunction to the 340B Payment Adjustment, nor did it vacate the 2018 and 2019 rules. In July 2019, the District Court issued a Memorandum Opinion granting HHS’ motion for entry of final judgment, thus allowing HHS to proceed with a pending appeal of the District Court’s rulings at the U.S. Court of Appeals for the District of Columbia Circuit (the “Circuit Court”). In July 2020, a three-judge panel of the Circuit Court reversed the District Court’s holding, finding that HHS’ decision to reduce the payment rate for 340B Drugs was based on a reasonable interpretation of the Medicare statute. On October 16, 2020, the Circuit Court denied the plaintiff hospital associations’ and hospitals’ request for an en banc hearing. We cannot predict what further actions the plaintiff hospital associations and hospitals will take or the ultimate outcome of the litigation relating to CMS’ 340B program; however, an unfavorable outcome of the litigation could have an adverse effect on the Company’s net revenues and cash flows.

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

The amount of our managed care net patient service revenues, including Medicare and Medicaid managed care programs, from our hospitals and related outpatient facilities during the nine months ended September 30, 2020 and 2019 was $6.519 billion and $7.041 billion, respectively. Our top ten managed care payers generated 61% of our managed care net patient service revenues for the nine months ended September 30, 2020. National payers generated 44% of our managed care net patient service revenues for the nine months ended September 30, 2020. The remainder comes from regional or local payers. At September 30, 2020 and December 31, 2019, 64% and 65%, respectively, of our net accounts receivable for our Hospital Operations segment were due from managed care payers.

Revenues under managed care plans are based primarily on payment terms involving predetermined rates per diagnosis, per-diem rates, discounted fee-for-service rates and/or other similar contractual arrangements. These revenues are also subject to review and possible audit by the payers, which can take several years before they are completely resolved. The payers are billed for patient services on an individual patient basis. An individual patient’s bill is subject to adjustment on a patient-by-patient basis in the ordinary course of business by the payers following their review and adjudication of each particular bill. We estimate the discounts for contractual allowances at the individual hospital level utilizing billing data on an individual patient basis. At the end of each month, on an individual hospital basis, we estimate our expected reimbursement for patients of managed care plans based on the applicable contract terms. We believe it is reasonably likely for there to be an approximately 3% increase or decrease in the estimated contractual allowances related to managed care plans. Based on reserves at September 30, 2020, a 3% increase or decrease in the estimated contractual allowance would impact the estimated reserves by approximately $14 million. Some of the factors that can contribute to changes in the contractual allowance estimates include: (1) changes in reimbursement levels for procedures, supplies and drugs when threshold levels are triggered; (2) changes in reimbursement levels when stop-loss or outlier limits are reached; (3) changes in the admission status of a patient due to physician orders subsequent to initial diagnosis or testing; (4) final coding of in-house and discharged-not-final-billed patients that change reimbursement levels; (5) secondary benefits determined after primary insurance payments; and (6) reclassification of patients among insurance plans with different coverage and payment levels. Contractual allowance estimates are periodically reviewed for accuracy by taking into consideration known contract terms, as well as payment history. We believe our estimation and review process enables us to identify instances on a timely basis where such estimates need to be revised. We do not believe there were any adjustments to estimates of patient bills that were material to our revenues. In addition, on a corporate-wide basis, we do not record any general provision for adjustments to estimated contractual allowances for managed care plans. Managed care accounts, net of contractual allowances recorded, are further reduced to their net realizable value through implicit price concessions based on historical collection trends for these payers and other factors that affect the estimation process.

We expect managed care governmental admissions to continue to increase as a percentage of total managed care admissions over the near term. However, the managed Medicare and Medicaid insurance plans typically generate lower yields than commercial managed care plans, which have been experiencing an improved pricing trend. Although we have benefited from solid year-over-year aggregate managed care pricing improvements for several years, we have seen these improvements moderate in recent years, and we believe the moderation could continue in future years. In the nine months ended September 30, 2020, our commercial managed care net inpatient revenue per admission from the hospitals in our Hospital Operations segment was approximately 96% higher than our aggregate yield on a per admission basis from government payers, including managed Medicare and Medicaid insurance plans.

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

Self-pay accounts receivable, which include amounts due from uninsured patients, as well as co-pays, co-insurance amounts and deductibles owed to us by patients with insurance, pose significant collectability problems. At both September 30, 2020 and December 31, 2019, approximately 4% of our net accounts receivable for our Hospital Operations segment was self-pay. Further, a significant portion of our implicit price concessions relates to self-pay amounts. We provide revenue cycle management services through Conifer, which is subject to various statutes and regulations regarding consumer protection in areas including finance, debt collection and credit reporting activities. For additional information, see Item 1, Business — Regulations Affecting Conifer’s Operations, of Part I of our Annual Report.

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

The following table shows our estimated costs (based on selected operating expenses, which include salaries, wages and benefits, supplies and other operating expenses) of caring for our uninsured and charity patients in the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Estimated costs for:
Uninsured patients	$165	$171	$466	$493
Charity care patients	30	41	113	116
Total	$195	$212	$579	$609

RESULTS OF OPERATIONS

The following two tables summarize our consolidated net operating revenues, operating expenses and operating income from continuing operations, both in dollar amounts and as percentages of net operating revenues, for the three and nine months ended September 30, 2020 and 2019. We present metrics as a percentage of net operating revenues because a significant portion of our costs are variable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating revenues:
Hospital Operations	$3,803	$3,850	$10,725	$11,539
Ambulatory Care	565	522	1,423	1,526
Conifer	325	336	962	1,040
Inter-segment eliminations	(136)	(140)	(385)	(432)
Net operating revenues	4,557	4,568	12,725	13,673
Grant income	(66)	—	445	—
Equity in earnings of unconsolidated affiliates	44	38	103	114
Operating expenses:
Salaries, wages and benefits	2,142	2,172	6,193	6,468
Supplies	784	760	2,158	2,254
Other operating expenses, net	1,058	1,036	3,054	3,136
Depreciation and amortization	215	205	624	627
Impairment and restructuring charges, and acquisition-related costs	57	46	166	101
Litigation and investigation costs	9	84	13	115
Net losses (gains) on sales, consolidation and deconsolidation of facilities	(1)	1	(4)	3
Operating income	$271	$302	$1,069	$1,083

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Grant income	(1.4)%	—%	3.5%	—%
Equity in earnings of unconsolidated affiliates	1.0%	0.8%	0.8%	0.8%
Operating expenses:
Salaries, wages and benefits	47.1%	47.6%	48.6%	47.3%
Supplies	17.2%	16.6%	17.0%	16.5%
Other operating expenses, net	23.2%	22.7%	24.0%	22.9%
Depreciation and amortization	4.7%	4.5%	4.9%	4.6%
Impairment and restructuring charges, and acquisition-related costs	1.3%	1.0%	1.3%	0.7%
Litigation and investigation costs	0.2%	1.8%	0.1%	0.9%
Net gains on sales, consolidation and deconsolidation of facilities	—%	—%	—%	—%
Operating income	5.9%	6.6%	8.4%	7.9%

Total net operating revenues decreased by $11 million and $948 million, or 0.2% and 6.9%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. Hospital Operations net operating revenues net of inter-segment eliminations decreased by $43 million and $767 million, or 1.2% and 6.9%, for the three and nine months ended September 30, 2020, respectively, compared to the same three and nine-month periods in 2019. These decreases were primarily due to lower patient volumes as a result of the COVID-19 pandemic, partially offset by higher patient acuity, a more favorable payer mix and improved terms of our managed care contracts.

Ambulatory Care net operating revenues increased by $43 million, or 8.2%, during the three-month period and decreased by $103 million, or 6.7%, during the nine-month period ended September 30, 2020 compared to the same three and nine-month periods in 2019. The year-over-year increase in the three months ended September 30, 2020 is attributable higher patient acuity, incremental revenue from new service lines and improved terms of our managed care contracts, as well as an increase from acquisitions of $26 million. These increases were partially offset by a decrease of $12 million due to the deconsolidation of a facility. The decrease in the Ambulatory Care segment’s net operating revenues during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the negative impact of shelter-in-place orders on patient volumes and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $27 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $52 million.

Conifer net operating revenues decreased by $11 million and $78 million, or 3.3% and 7.5%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $7 million and $31 million, or 3.6% and 5.1%, for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, respectively. Conifer’s net operating revenues were negatively impacted by the unfavorable downstream impact of the COVID-19 pandemic on its clients’ patient volumes, as well as attrition due to planned hospital divestitures by its clients.

The following table shows selected operating expenses of our three reportable business segments. Information for our Hospital Operations segment is presented on a same-hospital basis, which includes the results of our same 65 hospitals operated throughout the three and nine months ended September 30, 2020 and 2019. Our same-hospital information excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
Selected Operating Expenses	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Hospital Operations — Same-Hospital:
Salaries, wages and benefits	$1,818	$1,835	(0.9)%	$5,244	$5,433	(3.5)%
Supplies	656	651	0.8%	1,837	1,932	(4.9)%
Other operating expenses	898	884	1.6%	2,609	2,675	(2.5)%
Total	$3,372	$3,370	0.1%	$9,690	$10,040	(3.5)%
Ambulatory Care:
Salaries, wages and benefits	$157	$157	—%	$438	$467	(6.2)%
Supplies	128	109	17.4%	319	316	0.9%
Other operating expenses	97	86	12.8%	258	254	1.6%
Total	$382	$352	8.5%	$1,015	$1,037	(2.1)%
Conifer:
Salaries, wages and benefits	$167	$180	(7.2)%	$511	$552	(7.4)%
Supplies	—	1	(100.0)%	2	3	(33.3)%
Other operating expenses	62	65	(4.6)%	193	193	—%
Total	$229	$246	(6.9)%	$706	$748	(5.6)%
Total:
Salaries, wages and benefits	$2,142	$2,172	(1.4)%	$6,193	$6,452	(4.0)%
Supplies	784	761	3.0%	2,158	2,251	(4.1)%
Other operating expenses	1,057	1,035	2.1%	3,060	3,122	(2.0)%
Total	$3,983	$3,968	0.4%	$11,411	$11,825	(3.5)%
Rent/lease expense(1):
Hospital Operations	$72	$60	20.0%	$203	$178	14.0%
Ambulatory Care	24	22	9.1%	67	63	6.3%
Conifer	3	3	—%	9	9	—%
Total	$99	$85	16.5%	$279	$250	11.6%

(1)	Included in other operating expenses.

RESULTS OF OPERATIONS BY SEGMENT

Our operations are reported in three segments:

•Hospital Operations, which is comprised of our acute care and specialty hospitals, ancillary outpatient facilities, urgent care centers, micro-hospitals and physician practices. As described in Note 4 to the accompanying Condensed Consolidated Financial Statements, certain of these facilities are classified as held for sale at September 30, 2020.

•Ambulatory Care, which is comprised of USPI’s ambulatory surgery centers, urgent care centers, imaging centers and surgical hospitals.

•Conifer, which provides revenue cycle management and value-based care services to hospitals, health systems, physician practices, employers and other clients.

Hospital Operations Segment

The following tables show operating statistics of our continuing operations hospitals and related outpatient facilities on a same-hospital basis, unless otherwise indicated, which includes the results of our same 65 hospitals operated throughout the three and nine months ended September 30, 2020 and 2019 and excludes the results of three Chicago-area hospitals, which we divested effective January 28, 2019. We present same-hospital data because we believe it provides investors with useful information regarding the performance of our hospitals and other operations that are comparable for the periods presented. We present certain metrics on a per adjusted patient admission and per adjusted patient day basis to show trends other than volume. We present certain metrics as a percentage of net operating revenues because a significant portion of our operating expenses are variable.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Admissions, Patient Days and Surgeries	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Number of hospitals (at end of period)	65	65	—	(1)	65	65	—	(1)
Total admissions	150,690	170,004	(11.4)%		451,323	512,826	(12.0)%
Adjusted patient admissions(2)	257,704	306,535	(15.9)%		769,775	916,472	(16.0)%
Paying admissions (excludes charity and uninsured)	141,300	159,300	(11.3)%		422,912	482,061	(12.3)%
Charity and uninsured admissions	9,390	10,704	(12.3)%		28,411	30,765	(7.7)%
Admissions through emergency department	112,131	120,915	(7.3)%		332,615	367,231	(9.4)%
Paying admissions as a percentage of total admissions	93.8%	93.7%	0.1%	(1)	93.7%	94.0%	(0.3)%	(1)
Charity and uninsured admissions as a percentage of total admissions	6.2%	6.3%	(0.1)%	(1)	6.3%	6.0%	0.3%	(1)
Emergency department admissions as a percentage of total admissions	74.4%	71.1%	3.3%	(1)	73.7%	71.6%	2.1%	(1)
Surgeries — inpatient	39,650	45,637	(13.1)%		116,585	134,831	(13.5)%
Surgeries — outpatient	54,478	60,099	(9.4)%		146,617	178,931	(18.1)%
Total surgeries	94,128	105,736	(11.0)%		263,202	313,762	(16.1)%
Patient days — total	784,013	782,643	0.2%		2,282,375	2,385,554	(4.3)%
Adjusted patient days(2)	1,302,605	1,381,862	(5.7)%		3,782,576	4,177,844	(9.5)%
Average length of stay (days)	5.20	4.60	13.0%		5.06	4.65	8.8%
Licensed beds (at end of period)	17,242	17,206	0.2%		17,242	17,206	0.2%
Average licensed beds	17,242	17,208	0.2%		17,226	17,217	0.1%
Utilization of licensed beds(3)	49.4%	49.4%	—%	(1)	48.4%	50.8%	(2.4)%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.
(2)
Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

(3)	Utilization of licensed beds represents patient days divided by number of days in the period divided by average licensed beds.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Outpatient Visits	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Total visits	1,402,346	1,673,801	(16.2)%		4,002,194	5,054,470	(20.8)%
Paying visits (excludes charity and uninsured)	1,302,562	1,562,010	(16.6)%		3,710,299	4,721,200	(21.4)%
Charity and uninsured visits	99,784	111,791	(10.7)%		291,895	333,270	(12.4)%
Emergency department visits	463,836	627,055	(26.0)%		1,493,156	1,916,014	(22.1)%
Surgery visits	54,478	60,099	(9.4)%		146,617	178,931	(18.1)%
Paying visits as a percentage of total visits	92.9%	93.3%	(0.4)%	(1)	92.7%	93.4%	(0.7)%	(1)
Charity and uninsured visits as a percentage of total visits	7.1%	6.7%	0.4%	(1)	7.3%	6.6%	0.7%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

	Same-Hospital Continuing Operations			Same-Hospital Continuing Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
Revenues	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Total segment net operating revenues(1)	$3,661	$3,707	(1.2)%	$10,336	$11,078	(6.7)%
Selected revenue data – hospitals and related outpatient facilities:
Net patient service revenues(1)(2)	$3,502	$3,562	(1.7)%	$9,874	$10,666	(7.4)%
Net patient service revenue per adjusted patient admission(1)(2)	$13,589	$11,620	16.9%	$12,827	$11,638	10.2%
Net patient service revenue per adjusted patient day(1)(2)	$2,688	$2,578	4.3%	$2,610	$2,553	2.2%

(1)	Revenues are net of implicit price concessions.
(2)	Adjusted patient admissions/days represents actual patient admissions/days adjusted to include outpatient services provided by facilities in our Hospital Operations segment by multiplying actual patient admissions/days by the sum of gross inpatient revenues and outpatient revenues and dividing the results by gross inpatient revenues.

	Same-Hospital Continuing Operations				Same-Hospital Continuing Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
Total Segment Selected Operating Expenses	2020	2019	Increase (Decrease)		2020	2019	Increase (Decrease)
Salaries, wages and benefits as a percentage of net operating revenues	49.7%	49.5%	0.2%	(1)	50.7%	49.0%	1.7%	(1)
Supplies as a percentage of net operating revenues	17.9%	17.6%	0.3%	(1)	17.8%	17.4%	0.4%	(1)
Other operating expenses as a percentage of net operating revenues	24.5%	23.8%	0.7%	(1)	25.2%	24.1%	1.1%	(1)

(1)	The change is the difference between 2020 and 2019 amounts shown.

Revenues

Same-hospital net operating revenues decreased $46 million, or 1.2%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower patient volumes as a result of the COVID-19 pandemic, partially offset by higher patient acuity, a more favorable payer mix and improved terms of our managed care contracts. Our Hospital Operations segment recognized a reduction of income from federal grants totaling $57 million in the three months ended September 30, 2020 due to the September 2020 PRF Guidance, which is not included in net operating revenues. Same-hospital admissions decreased 11.4% in the three months ended September 30, 2020 compared to the same period in 2019. Same-hospital outpatient visits decreased 16.2% in the three months ended September 30, 2020 compared to the prior-year period.

Same-hospital net operating revenues decreased $742 million, or 6.7%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the same factors that impacted the three-month period ended September 30, 2020. Our Hospital Operations segment also recognized income from federal and state grants totaling $417 million in the nine months ended September 30, 2020, which is not included in net operating revenues. Same-hospital admissions decreased 12.0% in the nine months ended September 30, 2020 compared to the same period in 2019. Same-hospital outpatient visits decreased 20.8% in the nine months ended September 30, 2020 compared to the prior-year period.

The following table shows the consolidated net accounts receivable by payer at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Medicare	$158	$189
Medicaid	55	69
Net cost report settlements receivable and valuation allowances	42	12
Managed care	1,436	1,618
Self-pay uninsured	16	25
Self-pay balance after insurance	74	76
Estimated future recoveries	158	162
Other payers	300	337
Total Hospital Operations	2,239	2,488
Ambulatory Care	239	253
Total discontinued operations	1	2
	$2,479	$2,743

Collection of accounts receivable has been a key area of focus, particularly over the past several years. At September 30, 2020, our Hospital Operations segment collection rate on self-pay accounts was approximately 24.4%. Our self‑pay collection rate includes payments made by patients, including co-pays, co-insurance amounts and deductibles paid by patients with insurance. Based on our accounts receivable from uninsured patients and co-pays, co-insurance amounts and deductibles owed to us by patients with insurance at September 30, 2020, a 10% decrease or increase in our self-pay collection rate, or approximately 2%, which we believe could be a reasonably likely change, would result in an unfavorable or favorable adjustment to patient accounts receivable of approximately $9 million. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on unemployment rates and the number of uninsured and underinsured patients, the volume of patients through our emergency departments, the increased burden of co-pays and deductibles to be made by patients with insurance, and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and our estimation process.

Payment pressure from managed care payers also affects the collectability of our accounts receivable. We typically experience ongoing managed care payment delays and disputes; however, we continue to work with these payers to obtain adequate and timely reimbursement for our services. Our estimated Hospital Operations segment collection rate from managed care payers was approximately 97.4% at September 30, 2020.

We manage our implicit price concessions using hospital-specific goals and benchmarks such as (1) total cash collections, (2) point-of-service cash collections, (3) AR Days and (4) accounts receivable by aging category. The following tables present the approximate aging by payer of our net accounts receivable from the continuing operations of our Hospital Operations segment of $2.197 billion and $2.476 billion at September 30, 2020 and December 31, 2019, respectively, excluding cost report settlements receivable and valuation allowances of $42 million and $12 million, respectively, at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	90%	40%	57%	21%	51%
61-120 days	5%	28%	15%	13%	14%
121-180 days	2%	12%	6%	7%	6%
Over 180 days	3%	20%	22%	59%	29%
Total	100%	100%	100%	100%	100%

	December 31, 2019
	Medicare	Medicaid	Managed Care	Indemnity, Self-Pay and Other	Total
0-60 days	91%	49%	56%	21%	51%
61-120 days	5%	21%	16%	14%	15%
121-180 days	2%	10%	10%	10%	9%
Over 180 days	2%	20%	18%	55%	25%
Total	100%	100%	100%	100%	100%

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

At September 30, 2020, we had a cumulative total of patient account assignments to Conifer of $2.381 billion related to our continuing operations. These accounts have already been written off and are not included in our receivables or in the allowance for doubtful accounts; however, an estimate of future recoveries from all the accounts assigned to Conifer is determined based on our historical experience and recorded in accounts receivable.

Patient advocates from Conifer’s Medicaid Eligibility Program (“MEP”) screen patients in the hospital to determine whether those patients meet eligibility requirements for financial assistance programs. They also expedite the process of applying for these government programs. Receivables from patients who are potentially eligible for Medicaid are classified as Medicaid pending, under the MEP, with appropriate contractual allowances recorded. Based on recent trends, approximately 97% of all accounts in the MEP are ultimately approved for benefits under a government program, such as Medicaid. The following table shows the approximate amount of accounts receivable in the MEP still awaiting determination of eligibility under a government program at September 30, 2020 and December 31, 2019 by aging category:

	September 30,	December 31,
	2020	2019
0-60 days	$82	$89
61-120 days	16	11
121-180 days	5	4
Over 180 days	6	11
Total	$109	$115

Salaries, Wages and Benefits

Same-hospital salaries, wages and benefits decreased by $17 million, or 0.9%, in the three months ended September 30, 2020 compared to the same period in 2019. This decrease is primarily attributable to reduced patient volumes, as well as necessary employee furloughs and headcount reductions throughout the organization due to the COVID-19 pandemic; the effect of these changes was partially offset by annual merit increases for certain of our employees, a greater number of employed physicians, increased incentive compensation expense and an increased average patient length-of-stay, as well as the impact of higher temporary labor and premium pay. Our continued focus on strategic cost-reduction and efficiency measures partially mitigated the impact of the COVID-19 surges in certain markets in the three months ended September 30, 2020. Same‑hospital salaries, wages and benefits as a percentage of net operating revenues increased by 20 basis points to 49.7% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Salaries, wages and benefits expense for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $7 million and $8 million, respectively.

Same-hospital salaries, wages and benefits decreased $189 million, or 3.5%, in the nine months ended September 30, 2020 compared to the same period in 2019. This decrease is primarily attributable to the same factors that affected the three-month period, as well as lower health benefit costs. Same-hospital salaries, wages and benefits as a percentage of net operating revenues increased by 170 basis points to 50.7% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to reduced patient revenues as a result of the COVID-19 pandemic. Salaries, wages and benefits expense for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $22 million and $24 million, respectively.

Supplies

Same-hospital supplies expense increased $5 million, or 0.8%, in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to the increased cost of certain supplies, such as personal protective equipment, as a result of the COVID-19 pandemic, partially offset by reduced patient volumes. Same-hospital supplies expense as a percentage of net operating revenues increased by 30 basis points to 17.9% in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to reduced patient revenues and the increased cost of certain supplies as a result of the COVID-19 pandemic. Same-hospital supplies expense decreased $95 million, or 4.9%, in the nine months ended September 30, 2020 compared to the same period in 2019. The decline was primarily due to reduced patient volumes, partially offset by the increased cost of certain supplies as a result of the COVID-19 pandemic. Same-hospital supplies expense as a percentage of net operating revenues increased by 40 basis points to 17.8% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to reduced patient revenues and the increased cost of certain supplies as a result of the COVID-19 pandemic.

We strive to control supplies expense through product standardization, consistent contract terms and end-to-end contract management, improved utilization, bulk purchases, focused spending with a smaller number of vendors and operational improvements. The items of current cost-reduction focus include personal protective equipment, cardiac stents and pacemakers, orthopedics, implants, and high-cost pharmaceuticals.

Other Operating Expenses, Net

Same-hospital other operating expenses increased by $14 million, or 1.6%, in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to higher medical fees, partially offset by lower patient volumes as a result of the COVID-19 pandemic. There is proportionally a higher level of fixed costs (e.g., rent expense) in other operating expenses than salaries, wages and benefits or supplies. Same-hospital other operating expenses as a percentage of net operating revenues increased by 70 basis points to 24.5% for the three months ended September 30, 2020 compared to 23.8% for the three months ended September 30, 2019, primarily due to reduced patient revenues as a result of the COVID-19 pandemic. The changes in other operating expenses included:

•increased medical fees of $21 million;

•increased rent and lease expense of $12 million;

•decreased costs of contracted services of $4 million;

•increased malpractice expense of $4 million; and

•decreased costs of $12 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues.

Same-hospital other operating expenses decreased by $66 million, or 2.5%, in the nine months ended September 30, 2020 compared to the same period in 2019. Same-hospital other operating expenses as a percentage of net operating revenues increased by 110 basis points to 25.2% in the nine months ended September 30, 2020 compared to 24.1% for the nine months ended September 30, 2019, primarily due to reduced patient revenues as a result of the COVID-19 pandemic. The changes in other operating expenses included:

•increased medical fees of $78 million;

•increased rent and lease expense of $25 million;

•decreased consulting and legal fees of $24 million;

•decreased costs of contracted services of $12 million;

•decreased expenses related to our risk-contracting business in California of $16 million;

•decreased repairs and maintenance costs of $17 million;

•decreased malpractice expense of $37 million; and

•decreased costs of $41 million associated with funding indigent care services at our hospitals, which costs were substantially offset by reduced net patient revenues.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. For many of the facilities our Ambulatory Care segment operates (108 of 352 facilities at September 30, 2020), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method for an unconsolidated affiliate. USPI controls 244 of the facilities our Ambulatory Care segment operates, and we account for these investments as consolidated subsidiaries. Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than USPI is classified within “net income available to noncontrolling interests.”

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

Results of Operations

The following table summarizes certain consolidated statements of operations items for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Ambulatory Care Results of Operations	2020	2019	Increase (Decrease)	2020	2019	Increase (Decrease)
Net operating revenues	$565	$522	8.2%	$1,423	$1,526	(6.7)%
Grant income	$(9)	$—	N/A	$28	$—	N/A
Equity in earnings of unconsolidated affiliates	$41	$37	10.8%	$102	$102	—%
Salaries, wages and benefits	$157	$157	—%	$438	$467	(6.2)%
Supplies	$128	$109	17.4%	$319	$316	0.9%
Other operating expenses, net	$97	$86	12.8%	$258	$254	1.6%

Our Ambulatory Care net operating revenues increased by $43 million, or 8.2%, during the three months ended September 30, 2020 as compared to the same period in 2019. The change was driven by an increase in same-facility net operating revenues of $29 million due primarily to higher patient acuity, incremental revenue from new service lines and improved terms of our managed care contracts, as well as an increase from acquisitions of $26 million. These increases were partially offset by a decrease of $12 million due to the deconsolidation of a facility. Our Ambulatory Care net operating revenues decreased by $103 million, or 6.7%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The change was driven by a decrease in same-facility net operating revenues of $128 million due primarily to the COVID-19 pandemic, as well as a decrease of $27 million due to the deconsolidation of a facility, partially offset by an increase from acquisitions of $52 million.

Salaries, wages and benefits expense remained the same during the three months ended September 30, 2020 as compared to the same period in 2019. Salaries, wages and benefits expense was impacted by a decrease in same-facility salaries, wages and benefits expense of $3 million due to the impact of the COVID-19 pandemic and a decrease of $3 million due to the deconsolidation of a facility, offset by an increase from acquisitions of $6 million. Salaries, wages and benefits expense decreased by $29 million, or 6.2%, during the nine months ended September 30, 2020 as compared to the same period in 2019. This change is attributable to a decrease in same-facility salaries, wages and benefits expense of $36 million due primarily to the necessary flexing of staff as patient volumes decreased at our centers due to shelter-in-place orders and the mandated suspension of many elective procedures due to the COVID-19 pandemic, as well as a decrease of $6 million due to the deconsolidation of a facility. These impacts were partially offset by an increase from acquisitions of $13 million.

Supplies expense increased by $19 million, or 17.4%, during the three months ended September 30, 2020 as compared to the same period in 2019. The change was driven by an increase in same-facility supplies expense of $14 million due primarily to an increase in cases at our consolidated centers, higher costs driven by the higher level of patient acuity, and higher pricing of certain supplies as a result of the COVID-19 pandemic, as well as an increase from acquisitions of $9 million, partially offset by a decrease of $4 million due to the deconsolidation of a facility. Supplies expense increased by $3 million, or 0.9%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The change was driven by an increase from acquisitions of $17 million, partially offset by a decrease in same-facility supplies expense of $6 million as a result of the COVID-19 pandemic, as well as a decrease of $8 million due to the deconsolidation of a facility.

Other operating expenses increased by $11 million, or 12.8%, during the three months ended September 30, 2020 as compared to the same period in 2019. The change was driven by an increase in same-facility other operating expenses of $8 million due primarily to higher professional fees and facility expenses, as well as an increase from acquisitions of $5 million, partially offset by a decrease of $2 million due to the deconsolidation of a facility. Other operating expenses increased by $4 million, or 1.6%, during the nine months ended September 30, 2020 as compared to the same period in 2019. The change was driven by an increase from acquisitions of $12 million, partially offset by a decrease in same-facility other operating expenses of $3 million due primarily to strong expense management while patient volumes were reduced as a result of the COVID-19 pandemic, as well as a decrease of $5 million due to the deconsolidation of a facility.

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

Ambulatory Care Facility Growth	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net revenues	6.5%	(7.8)%
Cases	(0.3)%	(12.9)%
Net revenue per case	6.9%	5.9%

Joint Ventures with Healthcare System Partners

USPI’s business model is to jointly own its facilities with local physicians and, in many of these facilities, a not‑for‑profit healthcare system partner. Accordingly, as of September 30, 2020, the majority of facilities in our Ambulatory Care segment are operated in this model.

Ambulatory Care Facilities	Nine Months Ended September 30, 2020
Facilities:
With a healthcare system partner	224
Without a healthcare system partner	128
Total facilities operated	352
Change from December 31, 2019:
Acquisitions	9
De novo	3
Dispositions/Mergers	(6)
Total increase in number of facilities operated	6

During the nine months ended September 30, 2020, we acquired controlling interests in two multi-specialty surgery centers in Florida, one multi-specialty surgery center in each of Arizona, Colorado, Tennessee and Washington, and one imaging center in Texas. We paid cash totaling approximately $59 million for these acquisitions. The facilities in Arizona, Colorado and Tennessee are jointly owned with local physicians and a healthcare system partner. The Washington facility is jointly owned with a healthcare system partner. During the nine months ended September 30, 2020, we acquired noncontrolling interests in one surgical hospital and one multi-specialty surgery center, both of which are located in California. We paid cash totaling approximately $23 million for these ownership interests. Each of these facilities is jointly owned with local physicians and two healthcare system partners.

We also regularly engage in the purchase of equity interests with respect to our investments in unconsolidated affiliates and consolidated facilities that do not result in a change of control. These transactions are primarily the acquisitions of equity interests in ambulatory care facilities and the investment of additional cash in facilities that need capital for acquisitions, new construction or other business growth opportunities. During the nine months ended September 30, 2020, we invested approximately $1 million in such transactions.

Conifer Segment

Our Conifer segment generated net operating revenues of $325 million and $336 million during the three months ended September 30, 2020 and 2019, respectively, and $962 million and $1.040 billion during the nine months ended September 30, 2020 and 2019, respectively, a portion of which was eliminated in consolidation as described in Note 18 to the accompanying Condensed Consolidated Financial Statements. Conifer revenues from third-party customers, which are not eliminated in consolidation, decreased $7 million and $31 million, or 3.6% and 5.1%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Conifer’s net operating revenues were negatively impacted by the unfavorable downstream impact of the COVID-19 pandemic on its clients’ patient volumes, as well as attrition due to planned hospital divestitures by its clients.

Salaries, wages and benefits expense for Conifer decreased $13 million, or 7.2%, in the three months ended September 30, 2020 compared to the same period in 2019, and decreased $41 million, or 7.4%, in the nine months ended September 30, 2020 compared to the same period in 2019, in both cases primarily due to furloughs and headcount reductions.

Other operating expenses for Conifer decreased $3 million, or 4.6%, in the three months ended September 30, 2020 compared to the same period in 2019. Other operating expenses for Conifer were unchanged during the nine months ended September 30, 2020 as compared to the same period in 2019.

Agreements document the current terms and conditions of various services Conifer provides to Tenet hospitals, as well as certain administrative services our Hospital Operations segment provides to Conifer; however, execution of a restructured services agreement between Conifer and Tenet is a condition to completion of the proposed spin-off. Conifer’s contract with Tenet represented 40.0% of the net operating revenues Conifer recognized in the nine months ended September 30, 2020.

Consolidated

Impairment and Restructuring Charges, and Acquisition-Related Costs

During the three months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition-related costs of $57 million, consisting of $3 million of impairment charges, $52 million of restructuring charges and $2 million of acquisition-related costs. Restructuring charges consisted of $16 million of employee severance costs, $15 million related to our Global Business Center in the Philippines, $14 million of contract and lease termination fees, and $7 million of other restructuring costs. Acquisition-related costs consisted of $2 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended September 30, 2020 were comprised of $44 million from our Hospital Operations segment, $2 million from our Ambulatory Care segment and $11 million from our Conifer segment.

During the three months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition-related costs of $46 million, consisting of $2 million of impairment charges, $43 million of restructuring charges and $1 million of acquisition-related costs. Restructuring charges consisted of $20 million of employee severance costs, $1 million of contract and lease termination fees, and $22 million of other restructuring costs. Acquisition-related costs consisted of $1 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the three months ended September 30, 2019 were comprised of $22 million from our Hospital Operations segment, $7 million from our Ambulatory Care segment and $17 million from our Conifer segment.

During the nine months ended September 30, 2020, we recorded impairment and restructuring charges and acquisition‑related costs of $166 million, consisting of $8 million of impairment charges, $155 million of restructuring charges and $3 million of acquisition-related costs. Restructuring charges consisted of $53 million of employee severance costs, $40 million related to our Global Business Center in the Philippines, $23 million of charges due to the termination of the USPI management equity plan, $15 million of contract and lease termination fees, and $24 million of other restructuring costs. Acquisition-related costs consisted of $3 million of transaction costs. Our impairment and restructuring charges and acquisition‑related costs for the nine months ended September 30, 2020 were comprised of $94 million from our Hospital Operations segment, $33 million from our Ambulatory Care segment and $39 million from our Conifer segment.

During the nine months ended September 30, 2019, we recorded impairment and restructuring charges and acquisition‑related costs of $101 million, consisting of $7 million of impairment charges, $90 million of restructuring charges and $4 million of acquisition-related costs. Restructuring charges consisted of $38 million of employee severance costs, $3 million of contract and lease termination fees, and $49 million of other restructuring costs. Acquisition-related costs consisted of $4 million of transaction costs. Our impairment and restructuring charges and acquisition-related costs for the nine months ended September 30, 2019 were comprised of $58 million from our Hospital Operations segment, $12 million from our Ambulatory Care segment and $31 million from our Conifer segment.

Litigation and Investigation Costs

Litigation and investigation costs for the three months ended September 30, 2020 and 2019 were $9 million and $84 million, respectively. Litigation and investigation costs for the nine months ended September 30, 2020 and 2019 were $13 million and $115 million, respectively. The costs in the 2019 period included accruals for matters described in Note 17 to the Consolidated Financial Statements in our Annual Report.

Net Gains (Losses) on Sales, Consolidation and Deconsolidation of Facilities

During the three months ended September 30, 2020 and 2019, we recorded net gains (losses) on sales, consolidation and deconsolidation of facilities of approximately and $1 million and $(1) million, respectively, primarily related to consolidation changes of certain USPI businesses due to ownership changes.

During the nine months ended September 30, 2020, we recorded net gains on sales, consolidation and deconsolidation of facilities of approximately $4 million, primarily comprised of gains of $12 million related to consolidation changes of certain USPI businesses due to ownership changes, partially offset by $5 million of post-closing adjustments on the sale of three of our hospitals in the Chicago-area and $3 million of post-closing adjustments on the sale of MacNeal Hospital.

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

Interest Expense

Interest expense for the three months ended September 30, 2020 was $263 million compared to $244 million for the same period in 2019. Interest expense for the nine months ended September 30, 2020 was $761 million compared to $742 million for the same period in 2019.

Loss From Early Extinguishment of Debt

Loss from early extinguishment of debt was $312 million and $316 million for the three and nine months ended September 30, 2020, respectively. The loss incurred during the nine-month period consisted of aggregate losses of $320 million related to the debt redemption and purchase transactions described in Note 6 to the accompanying Condensed Consolidated Financial Statements, partially offset by $4 million of gains on the extinguishment of mortgage notes. Loss from early extinguishment of debt was $180 million and $227 million for the three and nine months ended September 30, 2019, respectively, arising from the debt transactions described in Note 8 to the Consolidated Financial Statements in our Annual Report.

Income Tax Expense

During the three months ended September 30, 2020, we recorded an income tax benefit of $197 million in continuing operations on a pre-tax loss of $304 million compared to income tax expense of $22 million on a pre-tax loss of $125 million during the three months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded an income tax benefit of $227 million in continuing operations on a pre-tax loss of $5 million compared to income tax expense of $75 million on pre-tax income of $111 million during the nine months ended September 30, 2019. The reconciliation between the amount of recorded income tax expense and the amount calculated at the statutory federal tax rate is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax expense (benefit) at statutory federal rate of 21%	$(64)	$(26)	$(1)	$24
State income taxes, net of federal income tax benefit	(6)	(3)	9	6
Tax benefit attributable to noncontrolling interests	(18)	(17)	(48)	(53)
Nontaxable gains	—	—	3	(1)
Nondeductible litigation costs	—	7	—	7
Stock-based compensation	1	4	1	4
Change in valuation allowance	(113)	53	(201)	88
Change in tax contingency reserves, including interest	—	(3)	—	(3)
Other items	3	7	10	3
Income tax expense (benefit)	$(197)	$22	$(227)	$75

As a result of the change in the business interest expense disallowance rules, as discussed in Note 14 to the accompanying Condensed Consolidated Financial Statements, we recorded an income tax benefit of $88 million during the nine months ended September 30, 2020 to decrease the valuation allowance for interest expense carryforwards due to the additional deduction of interest expense. We reduced our valuation allowance by an additional $113 million in the nine months ended September 30, 2020, including a reduction of $119 million related to the change in tax accounting method discussed in Note 14 and an increase of $6 million related to state interest expense and charitable contribution carryforwards.

Net Income Available to Noncontrolling Interests

Net income available to noncontrolling interests was $90 million for the three months ended September 30, 2020 compared to $80 million for the three months ended September 30, 2019. Net income available (loss attributable) to noncontrolling interests for the three months ended September 30, 2020 was comprised of $(7) million related to our Hospital Operations segment, $80 million related to our Ambulatory Care segment and $17 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $3 million related to the minority interests in USPI.

Net income available to noncontrolling interests was $237 million for the nine months ended September 30, 2020 compared to $259 million for the nine months ended September 30, 2019. Net income available (loss attributable) to noncontrolling interests for the nine months ended September 30, 2020 was comprised of $(8) million related to our Hospital Operations segment, $200 million related to our Ambulatory Care segment and $45 million related to our Conifer segment. Of the portion related to our Ambulatory Care segment, $6 million related to the minority interests in USPI.

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

“Adjusted EBITDA” is a non-GAAP measure defined by the Company as net income available (loss attributable) to Tenet Healthcare Corporation common shareholders before (1) the cumulative effect of changes in accounting principle, (2) net income available (loss attributable) to noncontrolling interests, (3) income (loss) from discontinued operations, net of tax, (4) income tax benefit (expense), (5) gain (loss) from early extinguishment of debt, (6) other non-operating income (expense), net, (7) interest expense, (8) litigation and investigation (costs) benefit, net of insurance recoveries, (9) net gains (losses) on sales, consolidation and deconsolidation of facilities, (10) impairment and restructuring charges and acquisition-related costs, (11) depreciation and amortization, and (12) income (loss) from divested and closed businesses. Litigation and investigation costs do not include ordinary course of business malpractice and other litigation and related expense.

The Company believes the foregoing non-GAAP measure is useful to investors and analysts because it presents additional information about the Company’s financial performance. Investors, analysts, Company management and the Company’s board of directors utilize this non-GAAP measure, in addition to GAAP measures, to track the Company’s financial and operating performance and compare the Company’s performance to peer companies, which utilize similar non‑GAAP measures in their presentations. The human resources committee of the Company’s board of directors also uses certain non‑GAAP measures to evaluate management’s performance for the purpose of determining incentive compensation. The Company believes that Adjusted EBITDA is a useful measure, in part, because certain investors and analysts use both historical and projected Adjusted EBITDA, in addition to GAAP and other non-GAAP measures, as factors in determining the estimated fair value of shares of the Company’s common stock. Company management also regularly reviews the Adjusted EBITDA performance for each operating segment. The Company does not use Adjusted EBITDA to measure liquidity, but instead to measure operating performance. The non-GAAP Adjusted EBITDA measure the Company utilizes may not be comparable to similarly titled measures reported by other companies. Because this measure excludes many items that are included in our financial statements, it does not provide a complete measure of our operating performance. Accordingly, investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

The following table shows the reconciliation of Adjusted EBITDA to net income available to Tenet Healthcare Corporation common shareholders (the most comparable GAAP term) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Net loss attributable to Tenet Healthcare Corporation common shareholders	$(196)	$(226)	$(15)	$(212)
Less: Net income available to noncontrolling interests	(90)	(80)	(237)	(259)
Income from discontinued operations, net of tax	1	1	—	11
Income (loss) from continuing operations	(107)	(147)	222	36
Income tax benefit (expense)	197	(22)	227	(75)
Loss from early extinguishment of debt	(312)	(180)	(316)	(227)
Other non-operating income (expense), net	—	(3)	3	(3)
Interest expense	(263)	(244)	(761)	(742)
Operating income	271	302	1,069	1,083
Litigation and investigation costs	(9)	(84)	(13)	(115)
Net gains (losses) on sales, consolidation and deconsolidation of facilities	1	(1)	4	(3)
Impairment and restructuring charges, and acquisition-related costs	(57)	(46)	(166)	(101)
Depreciation and amortization	(215)	(205)	(624)	(627)
Loss from divested and closed businesses	—	(1)	—	(2)
Adjusted EBITDA	$551	$639	$1,868	$1,931

Net operating revenues	$4,557	$4,568	$12,725	$13,673
Less: Net operating revenues from health plans	—	—	—	1
Adjusted net operating revenues	$4,557	$4,568	$12,725	$13,672

Net loss attributable to Tenet Healthcare Corporation common shareholders as a % of net operating revenues	(4.3)%	(4.9)%	(0.1)%	(1.6)%

Adjusted EBITDA as % of adjusted net operating revenues (Adjusted EBITDA margin)	12.1%	14.0%	14.7%	14.1%

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

At September 30, 2020, using the last 12 months of Adjusted EBITDA, our ratio of total long-term debt, net of cash and cash equivalent balances, to Adjusted EBITDA was 4.66x. This ratio at September 30, 2020 was temporarily impacted by the increase in cash received from advances from Medicare. We anticipate this ratio will fluctuate from quarter to quarter based on earnings performance and other factors, including the use of our revolving credit facility as a source of liquidity and acquisitions that involve the assumption of long-term debt. We seek to manage this ratio and increase the efficiency of our balance sheet by following our business plan and managing our cost structure, including through possible asset divestitures, and through other changes in our capital structure. As part of our long-term objective to manage our capital structure, we may issue equity or convertible securities, and we may seek to retire, purchase, redeem or refinance some of our outstanding debt or equity securities, in each case subject to prevailing market conditions, our liquidity requirements, operating results, contractual restrictions and other factors. Our ability to achieve our leverage and capital structure objectives is subject to numerous risks and uncertainties, many of which are described in the Risk Factors section in Part II of this report and in each of our 2020 10‑Qs, as well as the Forward-Looking Statements and Risk Factors sections in Part I of our Annual Report.

Our capital expenditures primarily relate to the expansion and renovation of existing facilities (including amounts to comply with applicable laws and regulations), equipment and information systems additions and replacements, introduction of new medical technologies, design and construction of new buildings, and various other capital improvements, as well as commitments to make capital expenditures in connection with acquisitions of businesses. Capital expenditures were $374 million and $492 million in the nine months ended September 30, 2020 and 2019, respectively. We have reduced our planned capital expenditures for 2020 by approximately 30%. We now anticipate that our capital expenditures for continuing operations for the year ending December 31, 2020 will total approximately $500 million to $550 million, including $136 million that was accrued as a liability at December 31, 2019.

Interest payments, net of capitalized interest, were $757 million and $705 million in the nine months ended September 30, 2020 and 2019, respectively. Interest payments in the 2020 period included $105 million of accelerated interest payments due in October 2020 and paid in the three months ended September 30, 2020 in connection with our redemption of debt.

Income tax payments, net of tax refunds, were $10 million in the nine months ended September 30, 2020 compared to $18 million in the nine months ended September 30, 2019.

SOURCES AND USES OF CASH

Our liquidity for the nine months ended September 30, 2020 was primarily derived from net cash provided by operating activities, cash on hand and borrowings under our revolving credit facility. We had $3.3 billion of cash and cash equivalents on hand at September 30, 2020 to fund our operations and capital expenditures, and our borrowing availability under our credit facility was $1.777 billion based on our borrowing base calculation at September 30, 2020.

When operating under normal conditions, our primary source of operating cash is the collection of accounts receivable. As such, our operating cash flow is impacted by levels of cash collections, as well as levels of implicit price concessions, due to shifts in payer mix and other factors.

Net cash provided by operating activities was $2.961 billion in the nine months ended September 30, 2020 compared to $713 million in the nine months ended September 30, 2019. Key factors contributing to the change between the 2020 and 2019 periods include the following:

•$1.380 billion of cash advances received from Medicare pursuant to COVID-19 stimulus legislation;

•$848 million of cash received from federal and state grants, including the Provider Relief Fund;

•A $178 million deferral of our payroll tax match in 2020 pursuant to COVID-19 stimulus legislation;

•Decreased cash receipts of $36 million related to supplemental Medicaid programs in California and Texas;

•An increase of $116 million in payments on reserves for restructuring charges, acquisition-related costs, and litigation costs and settlements; and

•The timing of other working capital items.

Net cash used in investing activities was $406 million for the nine months ended September 30, 2020 compared to $426 million for the nine months ended September 30, 2019. The 2020 amount included an increase in investments for purchases of businesses or joint venture interests of $38 million, primarily for increased USPI acquisition activity. The 2019 period included proceeds from sales of facilities and other assets of $44 million primarily from the sale of three hospitals and hospital-affiliated operations in the Chicago area. Capital expenditures were $374 million and $492 million in the nine months ended September 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $483 million for the nine months ended September 30, 2020 compared to net cash used in financing activities of $384 million for the nine months ended September 30, 2019. The 2020 amount included proceeds from the issuance of $2.5 billion aggregate principal amount of our 2028 Senior Notes, $700 million aggregate principal amount of 7.500% senior secured first lien notes due 2025 and $600 million aggregate principal amount of 4.625% senior secured first lien notes due 2028. The 2020 amount also included $3.1 billion of payments for our redemption and purchase of $2.8 billion aggregate principal amount of our outstanding 2022 Senior Notes, $109 million of cash advances from Medicare and $42 million of stimulus grants received by our Ambulatory Care segment’s non-consolidated affiliates. The 2019 period included net borrowings under our credit facility of $275 million and $63 million of cash paid for debt issuance costs.

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

DEBT INSTRUMENTS, GUARANTEES AND RELATED COVENANTS

Credit Agreement—We have a senior secured revolving credit facility that, at September 30, 2020, provided for revolving loans in an aggregate principal amount of up to $1.9 billion with a $200 million subfacility for standby letters of credit. At September 30, 2020, we had no cash borrowings outstanding under the revolving credit facility, and we had less than $1 million of standby letters of credit outstanding. Based on our eligible receivables, $1.777 billion was available for borrowing under the revolving credit facility at September 30, 2020. At September 30, 2020, we were in compliance with all covenants and conditions in our senior secured revolving credit facility.

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

Letter of Credit Facility—In March 2020, we amended our letter of credit facility (as amended, the “LC Facility”) to extend the scheduled maturity date of the LC Facility from March 7, 2021 to September 12, 2024 and to increase the aggregate principal amount of standby and documentary letters of credit that from time to time may be issued thereunder from $180 million to $200 million. On July 29, 2020, we further amended the LC Facility to increase the maximum secured debt covenant from 4.00 to 1.00 on a quarterly basis up to 6.00 to 1.00 for the quarter ending March 31, 2021, which maximum ratio will step down on a quarterly basis through the quarter ending December 31, 2021. Obligations under the LC Facility are guaranteed and secured by a first‑priority pledge of the capital stock and other ownership interests of certain of our wholly owned domestic hospital subsidiaries on an equal ranking basis with our senior secured first lien notes. At September 30, 2020, we were in compliance with all covenants and conditions in our LC Facility. At September 30, 2020, we had $88 million of standby letters of credit outstanding under the LC Facility.

Senior Unsecured and Senior Secured Notes—On September 16, 2020, we sold $2.500 billion aggregate principal amount of unsecured 6.125% 2028 Senior Notes. We will pay interest on the 2028 Senior Notes semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2021. The proceeds from the sale of the 2028 Senior Notes were used, after payment of fees and expenses, together with cash on hand, to finance the redemption of all $2.556 billion aggregate principal amount then outstanding of our 2022 Senior Notes for approximately $2.843 billion. In connection with the redemption, we recorded a loss from early extinguishment of debt of approximately $305 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

In July and August 2020, we purchased approximately $109 million aggregate principal amount of our 2022 Senior Notes for approximately $114 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of $7 million in the three months ended September 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

In June 2020, we purchased approximately $135 million aggregate principal amount of our 2022 Senior Notes for approximately $142 million. In connection with the purchase, we recorded a loss from early extinguishment of debt of approximately $8 million in the three months ended June 30, 2020, primarily related to the difference between the purchase price and the par value of the 2022 Senior Notes, as well as the write-off of associated unamortized issuance costs.

On June 16, 2020, we sold $600 million aggregate principal amount of 4.625% senior secured first lien notes, which will mature on June 15, 2028 (the “2028 Senior Secured First Lien Notes”). We will pay interest on the 2028 Senior Secured First Lien Notes semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2020.

On April 7, 2020, we sold $700 million aggregate principal amount of 7.500% senior secured first lien notes, which will mature on April 1, 2025 (the “2025 Senior Secured First Lien Notes”). We will pay interest on the 2025 Senior Secured First Lien Notes semi-annually in arrears on April 1 and October 1 of each year, which payments commenced on October 1, 2020. A portion of the proceeds from the sale of the 2025 Senior Secured First Lien Notes was used, after payment of fees and expenses, to repay the $500 million aggregate principal amount of borrowings outstanding under our Credit Agreement as of March 31, 2020.

For additional information regarding our long-term debt, see Note 6 to the accompanying Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

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

While demand for our services is expected to rebound in the future, we have taken, and continue to take, various actions to increase our liquidity and mitigate the impact of reductions in our patient volumes and operating revenues from the COVID-19 pandemic. In September 2020, we sold $2.500 billion aggregate principal amount of our 2028 Senior Notes, the proceeds of which were used to redeem our 2022 Senior Notes. In June 2020, we sold $600 million aggregate principal amount of our 2028 Senior Secured First Lien Notes. In April 2020, we sold $700 million aggregate principal amount of our 2025 Senior Secured First Lien Notes, a portion of the proceeds of which were used to repay borrowings outstanding under our Credit Agreement. In addition, we amended our Credit Agreement in April 2020 to increase our borrowing availability and make certain changes with respect to the calculation of our borrowing base. We also have reduced our planned capital expenditures for 2020 by approximately 30%. Furthermore, we have decreased our employee headcount throughout the organization, and we have deferred certain operating expenses that are not expected to impact our response to the COVID-19 pandemic. In addition, we are reducing variable costs across the enterprise as a result of softening patient volumes due to the COVID-19 pandemic. We believe these actions, together with government relief packages, to the extent available to us, will help us to continue operating during the uncertainty caused by the COVID-19 pandemic. As more fully described under “Sources of Revenue for Our Hospital Operations Segment – Government Programs” above:

•The Medicare Fee-for-Service accelerated and advanced payment program has been expanded. Through September 30, 2020, our hospitals and other providers applied for and received approximately $1.5 billion of accelerated payments. We expect to repay these advances within the allocated recoupment period.

•Beginning March 27, 2020, all employers may elect to defer payment of the 6.2% employer Social Security tax through December 31, 2020. Deferred tax amounts are required to be paid in equal amounts over two years, with payments due in December 2021 and December 2022. We expect that we will defer approximately $270 million of taxes in 2020 pursuant to this CARES Act provision.

•To address the fiscal burdens on healthcare providers created by the COVID-19 public health emergency, the CARES Act and the PPP Act authorized $175 billion for the Provider Relief Fund. In the nine months ended September 30, 2020, we received cash payments of $890 million due to grants from the PRF and state grant programs. Payments from the PRF are not loans and, therefore, they are not subject to repayment. However, as a condition to receiving distributions, providers must agree to certain terms and conditions, including, among other things, that the funds are being used for lost revenues and COVID-related costs as defined by HHS, and that the providers will not seek collection of out‑of‑pocket payments from a COVID-19 patient that are greater than what the patient would have otherwise been required to pay if the care had been provided by an in-network provider. As previously noted, HHS guidance related to grant funds is still evolving and subject to change.

•Effective May 1, 2020 through December 31, 2020, the 2% sequestration reduction on Medicare FFS and Medicare Advantage payments to hospitals, physicians and other providers is suspended and will resume effective January 2021 as authorized by the Sequestration Transparency Act of 2020. The estimated impact of this change on our operations is an increase of approximately $67 million of revenues in 2020.

•The CARES Act eliminated the scheduled nationwide reduction of $4 billion in federal Medicaid DSH allotments in FFY 2020 mandated by the Affordable Care Act and decreased the FFY 2021 DSH reduction from $8 billion to $4 billion effective December 1, 2020. The CA Act delays the 2021 reduction until December 11, 2020. The projected impact of the suspension of the decreased DSH reduction on our operations is an increase of approximately $60 million of revenues in 2020, which is not subject to repayment.

From time to time, we expect to engage in additional capital markets, bank credit and other financing activities depending on our needs and financing alternatives available at that time. We believe our existing debt agreements provide flexibility for future secured or unsecured borrowings.

Our cash on hand fluctuates day-to-day throughout the year based on the timing and levels of routine cash receipts and disbursements, including our book overdrafts, and required cash disbursements, such as interest payments, as well as cash disbursements required to respond to the COVID-19 pandemic. These fluctuations result in material intra-quarter net operating and investing uses of cash that have caused, and in the future will cause, us to use our Credit Agreement as a source of liquidity. We believe that existing cash and cash equivalents on hand, borrowing availability under our Credit Agreement, anticipated future cash provided by our operating activities and possible additional government relief packages should be adequate to meet our current cash needs. These sources of liquidity, in combination with any potential future debt incurrence, should also be adequate to finance planned capital expenditures, payments on the current portion of our long-term debt, payments to joint venture partners, including those related to put and call arrangements and other presently known operating needs.

Long-term liquidity for debt service and other purposes will be dependent on the amount of cash provided by operating activities and, subject to favorable market and other conditions, the successful completion of future borrowings and potential refinancings. However, our cash requirements could be materially affected by the use of cash in acquisitions of businesses, repurchases of securities, the exercise of put rights or other exit options by our joint venture partners, and contractual commitments to fund capital expenditures in, or intercompany borrowings to, businesses we own. In addition, liquidity could be adversely affected by deterioration in our results of operations, including our ability to generate sufficient cash from operations, as well as by the various risks and uncertainties discussed in this section, other sections of this report, in our Annual Report and in each of our 2020 10-Qs, including any costs associated with legal proceedings and government investigations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for $194 million of standby letters of credit outstanding and guarantees at September 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table presents information about certain of our market-sensitive financial instruments at September 30, 2020. The fair values were determined based on quoted market prices for the same or similar instruments. The average effective interest rates presented are based on the rate in effect at the reporting date. The effects of unamortized discounts and issue costs are excluded from the table.

	Maturity Date, Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
	(Dollars in Millions)
Fixed rate long-term debt	$64	$138	$76	$1,912	$2,489	$11,221	$15,900	$16,326
Average effective interest rates	5.6%	4.7%	5.2%	7.3%	4.9%	6.0%	5.9%

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at September 30, 2020 to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the SEC rules thereunder.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), except that the following risk factor has been updated since our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2020 to reflect the heightened impact in the United States of the COVID-19 pandemic since we filed our Annual Report.

The COVID-19 pandemic is significantly affecting our operations and financial condition, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant period of time.

The spread of COVID-19 and the ensuing response of federal, state and local authorities beginning in March 2020 resulted in a material reduction in our patient volumes and also adversely affected our net operating revenues in the nine months ended September 30, 2020. Known and unknown risks and uncertainties caused by the ongoing COVID-19 pandemic, including those described below, are having, and will likely continue to have, a material impact on our business, financial condition, results of operations and cash flows. Because the ultimate extent and scope of the COVID-19 pandemic is unknown, the risks and uncertainties described in our Annual Report may also be heightened.

We have taken measures within the communities we serve, both voluntarily and in accordance with governmental mandates, to try to limit the spread of the virus and to mitigate the burden on the healthcare system. From mid‑March through early May 2020, we suspended many elective procedures at our hospitals and closed or reduced operating hours at our ambulatory surgery centers and other outpatient centers that specialize in elective procedures. Restrictive measures, including travel bans, social distancing, quarantines and shelter-in-place orders, also reduced – and continue to impact – the volume of procedures performed at our facilities more generally, as well as the volume of emergency room and physician office visits. Collectively, these measures had an adverse impact on our business and financial results in the nine months ended September 30, 2020, as further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. Although we have re-opened the vast majority of our outpatient facilities throughout our network, given the geographic diversity of our operations and the potential impact of COVID-19 surges, we may be forced to reduce services at individual locations or more broadly again in the future. In general, federal, state or local laws, regulations, orders or other actions imposing direct or indirect restrictions on our business due to the COVID-19 pandemic or otherwise may have an adverse impact on our financial condition, results of operations and cash flows.

We are treating patients with COVID-19 in our hospitals and, in some areas, the increased demand for care is putting a strain on our resources and staff, which has required us to utilize higher-cost temporary labor and to pay premiums above standard compensation for essential workers. Increased demand could also cause some of our hospitals to reduce their operating capacity. In addition, even with appropriate protective measures, exposure to COVID-19 increases the risk that physicians, nurses and others in our hospitals may contract the virus, which could further limit our ability to treat all patients who seek care. If conditions worsen, some of our hospitals may experience workforce disruptions. Furthermore, we may be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large demands, as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

We have experienced supply chain disruptions, including shortages and delays, as well as significant price increases in medical supplies, particularly for personal protective equipment. COVID-19 surges in our markets and elsewhere could further impact the cost of medical supplies, and supply shortages and delays may impact our ability to see, admit and treat patients.

As described in the Risk Factors section of our Annual Report, information technology is a critical component of the day-to-day operation of our business. The COVID-19 pandemic has placed additional stress on our IT systems, and the risk of disruption to these systems is elevated in the current environment. In particular, we face a heightened risk of cybersecurity threats, including ransomware attacks targeting healthcare providers, that if successful could have a material adverse effect on our business.

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

Changes to COVID-19-related relief measures may have an adverse impact on our business, financial condition, results of operations or cash flows, and we cannot predict whether we will qualify, apply for, receive or benefit from additional financial assistance in the future or whether any future laws and regulations related to or in response to the COVID-19 pandemic will impact our operations.

As described in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report, the Coronavirus Aid, Relief, and Economic Security Act, the Paycheck Protection Program and Health Care Enhancement Act, and other legislative and regulatory actions have provided relief measures intended to mitigate some of the economic disruption caused by the COVID-19 pandemic on our business; however, interpretations of and regulations relating to these laws are subject to change in ways that may adversely affect our funding or eligibility to participate. For example, if we are unable to attest to or comply with the terms and conditions associated with the grants we have received from COVID-19-related stimulus legislation, our ability to retain some or all of the distributions received may be impacted. In general, we are unable to predict whether changes, if any, to existing or future COVID-19 relief measures will have an adverse impact on our business, financial condition, results of operations or cash flows. Moreover, some of the measures allowing for flexibility in delivery of care and various financial supports for healthcare providers are available only for the duration of the public health emergency as declared by the Secretary of the U.S. Department of Health and Human Services (“HHS”), and it is unclear whether or for how long the HHS declaration will be extended past its current expiration date.

The federal government and state and local governments may consider additional stimulus and relief efforts, but we are unable to predict whether any such measures will be enacted or their impact on our operations. There can also be no assurance that we will be eligible or apply for, or receive or benefit from, additional COVID-19-related stimulus assistance in the future, nor can there be any assurance as to the amount and type of assistance we may receive or seek or whether we will be able to comply with the applicable terms and conditions to retain such assistance.

At this time, we remain unable to fully assess the extent to which the amounts or benefits received under current or future relief measures related to or in response to the COVID-19 pandemic will offset the negative impacts on our operations arising from the COVID-19 pandemic.

ITEM 6. EXHIBITS

    Unless otherwise indicated, the following exhibits are filed with this report:

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Thirty-Sixth Supplemental Indenture, dated as of September 16, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.125% Senior Notes Due 2028 (Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

(10)	Material Contracts

(a)
Exchange and Registration Rights Agreement, dated as of September 16, 2020, between the Registrant and Barclays Capital Inc. as representative of the other initial purchasers of the notes named therein (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 16, 2020)

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

(101 SCH)	Inline XBRL Taxonomy Extension Schema Document

(101 CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101 DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101 LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101 PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(101 INS)	Inline XBRL Taxonomy Extension Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(104)	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENET HEALTHCARE CORPORATION (Registrant)

Date: October 29, 2020	By:	/s/ R. SCOTT RAMSEY
R. Scott Ramsey
Senior Vice President, Controller
(Principal Accounting Officer)